Form 10-Q
period 1996-03-31
CBT GROUP PLC
filed 1996-05-14
CIK 940181

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                   FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1996

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the Transition period from  ________ to ________
      Commission File Number: 0-25674

                        CBT GROUP PUBLIC LIMITED COMPANY
             (Exact name of registrant as specified in its charter)

       Republic of Ireland                    Not Applicable
- - ----------------------------------   ------------------------------------
 (State or other jurisdiction of     (I.R.S. Employer Identification No.)
  incorporation or organization)

                             2(B) CLONSKEAGH SQUARE
                                   DUBLIN 14
                                    IRELAND
          (Address of principal executive offices, including zip code)


                              (011) 353-1-283-0077

              (Registrant's telephone number, including area code)



Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]  No [   ]


The number of Ordinary Shares outstanding as of April 30, 1996 was 8,610,835.

                               TABLE OF CONTENTS

                                                                   Page
                                                                  Number
                                                                  ------
PART I.            FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Condensed Consolidated Balance Sheets
                   as of December 31, 1995 and as of March
                   31, 1996                                          3

                   Condensed Consolidated Statements of
                   Operations for the three months ended
                   March 31, 1995 and 1996                           4

                   Condensed Consolidated Statements of
                   Cash Flows for the three months ended
                   March 31, 1995 and 1996                           5

                   Note to Condensed Consolidated
                   Financial Statements                              6

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                        7

PART II.           OTHER INFORMATION

         Item 6.   Exhibits and Reports on Form 8-K                 13

                                 CBT GROUP PLC

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     December 31,    March 31,
                                                         1995          1996
                                                    ------------   -----------
(dollars in thousands, except per share amounts)                    (Unaudited)
                    ASSETS
CURRENT ASSETS

Cash                                                 $ 6,313        $ 5,142
Short-term investments                                40,669         41,192
Accounts receivable, net                              12,146         11,473
Inventories                                               89             72
Deferred tax assets, net                                 398            408
Prepaid expenses                                         591          1,222
                                                     -------        -------
     Total current assets                             60,206         59,509
Property and equipment, net                            1,920          2,972
Other assets                                           1,807          2,494
                                                     -------        -------
     Total assets                                     63,933         64,975
                                                     =======        =======

     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Borrowings under bank overdraft
 facility and overdrafts                                 889             --
Notes payable                                             79             49
Accounts payable                                       1,728          1,916
Accrued payroll and related expenses                   2,308          1,378
Other accrued liabilities                              7,721          7,577
Deferred revenues                                      2,790          3,587
                                                     -------        -------
     Total current liabilities                        15,515         14,507

SHAREHOLDERS' EQUITY

Ordinary Shares, IR37.5p par value:                    5,155          5,243
 30,000,000 shares authorized at
 December 31, 1995 and March 31, 1996;
 issued and outstanding: 8,436,052
 shares at December 31, 1995 and
 8,583,628 at March 31, 1996
Additional paid-in capital                            50,915         50,964
Accumulated deficit                                   (7,434)        (5,546)
Receivable from shareholders                            (190)          (179)
Cumulative translation adjustment                        (28)           (14)
                                                     -------        -------
     Total shareholders' equity                       48,418         50,468
                                                     -------        -------
         Total liabilities and                        63,933         64,975
          shareholders' equity                       =======        =======

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                 CBT GROUP PLC

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Three months
                                                          ended March 31,
                                                        1995         1996
                                                    -----------   -----------
(dollars in thousands, expect per share amounts)    (Unaudited)   (Unaudited)
Revenues                                              $6,768       $12,104
Cost of revenues                                       1,160         2,004
                                                      ------       -------
Gross profit                                           5,608        10,100

Operating expenses:
  Research and development                             1,225         2,054
  Sales and marketing                                  2,958         5,412
  General and administrative                             668           922
                                                      ------       -------
    Total operating expenses                           4,851         8,388
                                                      ------       -------
Income from operations                                   757         1,712
Other income (expense), net                              (42)          536
                                                      ------       -------
Income before provision for income taxes                 715         2,248
Provision for income taxes                               120           360
                                                      ------       -------
Net income                                               595         1,888
                                                      ======       =======
Net income per share                                   $0.08         $0.20
                                                      ======       =======
Shares used in computing net income per share          7,687         9,588
                                                      ======       =======

                                 CBT GROUP PLC

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH

(dollars in thousands)                        Three months ended
                                                  March 31,
                                              1995          1996
                                           -----------   -----------
                                           (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                    $   595       $ 1,888
Adjustments to reconcile net income to
 net cash provided by operating activities
  Depreciation and amortization                    85           208
  Changes in operating assets and
   liabilities
    Accounts receivable                         1,192           631
    Inventories                                    32            17
    Deferred tax assets                           (33)          (10)
    Prepaid expenses and other assets            (861)       (1,328)
    Accounts payable                              294           190
    Accrued payroll and related expenses
     and other accrued liabilities             (1,243)       (1,053)
    Deferred revenues                            (646)          804
                                              -------       -------
Net cash provided by (used in)
 operating activities                            (585)        1,347

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment              (161)       (1,260)
 Payments to acquire investments                    0          (523)
                                              -------       -------
 Net cash used in investing activities           (161)       (1,783)

CASH FLOWS FROM FINANCING ACTIVITIES
 Payments of notes payable                        (26)          (30)
 Repayments under bank overdraft
  facility                                       (347)         (889)
 Payments of receivable from shareholder           --            11
 Proceeds from issuance of ordinary
  shares, net                                      --           137
                                              -------       -------
Net cash used in financing activities            (373)         (771)
Effect of exchange rate changes on cash            42            36
Net increase in cash                           (1,077)       (1,171)
Cash at beginning of period                     3,681         6,313
                                              -------       -------
Cash at end of period                         $ 2,604       $ 5,142
                                              =======       =======

                                 CBT GROUP PLC

              NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

        These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The interim financial information herein is not necessarily indicative of results for any future period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

IMPORTANT NOTE ABOUT FORWARD LOOKING STATEMENTS

The following discussion contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Predictions of future events are inherently uncertain. Actual events could differ materially from those predicted in the forward looking statements as a result of the risks set forth in the following discussion, and in particular, the risks discussed below under the caption "Additional Risk Factors that Could Affect Operating Results."

OVERVIEW

CBT Group PLC ("CBT" or, the "Company") is a leading provider of interactive software designed to meet businesses' information technology education and training needs. The Company develops, publishes and markets a broad library of over 195 software titles focused on client/server technologies and delivered on networked and standalone PCs.

The Company derives revenues primarily from license agreements under which customers license the Company's titles for periods of one, two or three years. The license agreement format generally allows the customer to exchange titles for other titles in the Company's library on an annual basis if the agreement is for more than one year. The initial annual license fee is generally recognized as revenue at the time of delivery of products, and subsequent annual license fees are generally recognized on the anniversary of each delivery date.
Although the Company's license agreements are noncancellable by their terms, there can be no assurance that any customer will fulfill the contractual obligations under its agreement. Cancellation, reduction or delay in orders by or shipments to any of these customers could have a material adverse affect on the Company's business and results of operations. In addition, the Company derives revenues from sales of its courses, primarily through its telesales organization and resellers.

In recent years, the Company has entered into several development and marketing alliances with key vendors of client/server software under which the Company develops titles for training on specific products. Under certain of its development and marketing alliances, the Company's partners have agreed to fund certain product development costs. The Company recognizes such funding as revenues on a percentage of completion basis, and the costs associated with such revenues are reflected as cost of revenues. These agreements have the affect of shifting expenses associated with developing certain new products from research and development to cost of revenues. The Company expects that cost of revenues may fluctuate from period to period in the future based upon many factors, including, but not limited to, the timing of expenses associated with development and marketing alliances.

In March 1996, the Company signed a lease with respect to a building which will serve as the Company's new executive offices in the United States. Also, in November 1995 and January 1996, the Company signed leases with respect to a new development facility and a new fulfillment facility in Ireland. The aggregate annual rental under these leases substantially exceeds the aggregate annual rental under the Company's previous leases. In addition, the Company has time remaining under its current leases and has not yet identified subtenants for these leases. Accordingly, the Company's facilities costs will be significantly greater than they have been historically. There can be no assurance that this will not have a material adverse affect on the Company's results of operations.

RESULTS OF OPERATIONS

The following table sets forth certain consolidated statements of operations data as a percentage of revenues:

                                            Three months ended March 31,
                                           ------------------------------
                                                1995            1996
                                           --------------   -------------
Revenues                                             100%            100%
Cost of revenues                                    17.1            16.6
                                                    ----            ----
Gross profit                                        82.9            83.4

Operating expenses
  Research and development                          18.1            17.0
  Sales and marketing                               43.7            44.7
  General and administrative                         9.9             7.6
                                                    ----            ----
    Total operating expenses                        71.7            69.3
                                                    ----            ----
Income from operations                              11.2            14.1
Other income (expense), net                         (0.6)            4.4
                                                    ----            ----
Income before provision for income taxes            10.6            18.5
Provision for income taxes                           1.8             3.0
                                                    ----            ----
Net income                                           8.8            15.5
                                                    ====            ====

Revenues

Revenues for the three months ended March 31, 1996 increased 78% to $12.1 million from $6.8 million for the same period in 1995. The increase in revenues was primarily attributable to an increase in the number of the Company's available courses and expanded marketing and distribution efforts in the United States. The Company recognized revenues of $367,000 from development partner funding in the three month period ended March 31, 1996 and $312,000 for the same period in 1995. The Company does not expect funding from development partners to contribute significantly to revenues in future periods.

Revenues in the United States increased to $10.3 million (or 85% of revenues) in the three months ended March 31, 1996 from $5.3 million (or 78% of revenues) for the same period in 1995. The increase was primarily the result a significant increase in the number of sales and related support personnel employed in the United States, an increase in the number of available courses and an expansion of the Company's customer base. While revenues in the United States increased significantly in absolute terms for this period, the Company's sales and marketing expenses and general and administrative expenses in the United States also increased rapidly as the Company hired and expanded its staff to support the U.S. sales growth.

Of the Company's non-U.S. revenues in the quarter ended March 31, 1996, $1.7 million (or 14% of revenues), were derived from Europe, and $130,000 (or 1% of revenues) were derived from the rest of the world (the majority of which was from South Africa). Because a significant portion of the Company's business is conducted outside the United States, the Company is subject to numerous risks of doing business in other countries, including risks related to currency fluctuations.

Cost of Revenues

Cost of revenues includes the cost of materials (such as diskettes, packaging and documentation), royalties to third parties, the portion of development costs associated with funded development projects and fulfillment costs.

Gross margins increased to 83.4% in the three months ended March 31, 1996, from 82.9% for the same period in 1995, primarily as a result of a reduction in development costs associated with funded development projects. The Company is required to pay royalties to certain of its development and marketing partners on sales by the Company of products developed with them, which reduces the Company's gross margins. The Company expects that cost of revenues may fluctuate from period to period in the future based upon many factors, including the mix of titles licensed (between titles developed exclusively by CBT and royalty-bearing titles developed pursuant to development and marketing alliances) and the timing of expenses associated with development and marketing alliances.

Research and Development Expenses

Research and development expenses consist primarily of salaries and benefits, occupancy expenses, travel expenses and fees paid to outside consultants. Research and development expenses increased in absolute terms in the three months ended March 31, 1996 to $2.1 million (or 17.0% of revenues) from $1.2 million (or 18.1% of revenues) for the same period in 1995, principally as a result of an increase in research and development personnel required to expand and enhance the Company's library of software products. In addition, approximately $120,000 and $190,000 of development expenses incurred in connection with development and marketing alliances were charged to cost of revenues in each of the three months ended March 31, 1996 and 1995, respectively. If these costs had been charged to research and development expenses, research and development expenses would have been $2.2 million (or 18.0% of revenues) and $1.4 million (or 20.9% of revenues) for the three months ended March 31, 1996 and 1995, respectively. The decrease in research and development expenses as a percentage of revenues was primarily due to more rapid increases in revenues than in associated expenses. The Company believes that significant investment in research and development is required to remain competitive in the information technology education and training market, and the Company therefore expects research and development expenses to continue to increase in absolute terms in future periods.

Software development costs are accounted for in accordance with the Financial Accounting Standards Board Statement No. 86, under which the Company is required to capitalize software development costs after technological feasibility has been established. To date, development costs after establishment of technological feasibility have been immaterial, and all software development costs have been expensed.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries and commissions, advertising and promotional expenses and related overhead costs. These expenses increased from $3.0 million (or 43.7% of revenues) in the three months ended March 31, 1995 to $5.4 million (or 44.7% of revenues) in the three months ended March 31, 1996. The increase in sales and marketing expenses is attributable principally to an increase in the number of sales and sales support personnel in the United States and, to a lesser extent, outside the United States. Commission costs have also increased in absolute terms along with the increases in revenues during these periods. The Company also increased advertising and promotional expenses in the three months ended March 31, 1996 as compared to the same period in 1995. The Company also expects to increase sales and marketing expenses in the future to support expansion of its sales and marketing efforts.

General and Administrative Expenses

General and administrative expenses increased in absolute terms and declined as a percentage of revenues to $922,000 (or 7.6% of revenues) in the three months ended March 31, 1996 from $668,000 (or 9.9% of revenues) in the three months ended March 31, 1995. The increase in absolute terms was primarily due to increased staffing to support expanding operations, expenses associated with being a public company and compliance with Irish reporting and other requirements. The decrease in these expenses as a percentage of revenues was principally due to more rapid increases in revenues than in associated expenses. The Company anticipates that absolute levels of general and administrative expenses will increase in future periods due to increases in staffing as well as the expenses associated with being a publicly traded company and with complying with Irish reporting and other requirements.

Other Income (Expense), Net

Other income (expense), net, comprises interest expense, interest income and foreign currency exchange gains and losses. The Company recognized other income, net, of $536,000 in the three month period ended March 31, 1996, as compared to other expenses, net, of $42,000 for the same period in 1995. Other income, net, was primarily the result of interest received on proceeds deposited from the Company's initial and secondary public offerings in 1995.

The Company's consolidated financial statements are prepared in dollars, although two of the Company's subsidiaries have functional currencies other than the dollar, and a significant portion of the Company's and its subsidiaries' revenues, costs and assets are denominated in currencies other than their respective functional currencies. Fluctuations in exchange rates may have a material adverse effect on the Company's results of operations, particularly its operating margins, and could result in exchange losses. The impact of future exchange rate fluctuations on the Company's results of operations cannot be accurately predicted. To date, the Company has not sought to hedge the risks associated with fluctuations in the exchange rate, but may undertake such transactions in the future. There can be no assurance that any hedging techniques implemented by the Company would be successful in eliminating the effects of currency fluctuations.

Provision for Income Taxes

CBT Group PLC operates as a holding company with operating subsidiaries in several countries, and each subsidiary is taxed based on the laws of the jurisdiction in which it operates. Because taxes are incurred at the subsidiary level, and one subsidiary's tax losses cannot be used to offset the taxable income of subsidiaries in other tax jurisdictions, the Company's consolidated effective tax rate may increase to the extent that the Company reports tax losses in some subsidiaries and taxable income in others. In addition, the Company's tax rate may also be affected by costs that are not deductible for tax purposes, such as amortization of goodwill.

The Company has significant operations and generates a substantial majority of its taxable income in the Republic of Ireland, and certain of the Company's Irish operating subsidiaries are taxed at rates substantially lower than U.S. tax rates. One Irish subsidiary currently qualifies for a 10% tax rate which, under current legislation, is in force until 2010, and another Irish subsidiary is income tax exempt. If such subsidiaries were no longer to qualify for such tax rates or if the tax laws were rescinded or changed, the Company's operating results could be materially adversely affected. Moreover, because the Company incurs income tax in several countries, an increase in the profitability of the Company in one or more of these countries could result in a higher overall tax rate. In addition, if tax authorities were to challenge successfully the manner in which profits are recognized among the Company's subsidiaries, the Company's taxes could increase and its cash flow and net income could be materially adversely affected.

The effective tax rate for the three months ended March 31, 1996 was 16.0%, compared to 16.8% for the same period in 1995. The primary reason for the reduction in this rate was due to an increase in the proportion of taxable income that was generated in jurisdictions which bear relatively more favorable tax rates.

LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments decreased slightly to $46.3 million in the three months ended March 31, 1996 from $47.0 million at December 31, 1995. The decrease was primarily due to a paydown of certain current liabilities at the end of the first quarter. Working capital increased slightly to $45.0 million at March 31, 1996 from $44.7 million at December 31, 1995. The increase is primarily the result of the interest accrued on funds deposited from the Company's two public offerings in 1995.

Net cash provided by operating activities was $1.3 million in the three months ended March 31, 1996 compared to net cash used in operating activities of $585,000 for the same period in 1995. The increase in cash flow from operations was primarily attributable to a $1.3 million increase in net income, an increase in deferred revenues and a decrease in accounts receivable. These sources of cash were partially offset by an increase in prepaid expenses and a decrease in accrued payroll and related expenses and other accrued liabilities.

Capital expenditures were approximately $1.3 million in the three months ended March 31, 1996 compared to $161,000 for the same period in 1995. The increase was primarily attributable to system upgrades, establishment of a new fulfillment center and fixed asset requirements resulting from increases in staff. Although the Company currently has no material capital commitments, it expects that it will spend more in 1996 than in previous years, primarily as a result of upgrading the multimedia capabilities of its computer equipment as well as improvements to its information systems.

The Company believes that its existing cash and short-term investments will be sufficient to meet its cash requirements for at least the next twelve months. The Company may from time to time consider the acquisition of complementary businesses, products or technologies, which may require additional financing.

ADDITIONAL RISK FACTORS THAT COULD AFFECT OPERATING RESULTS

The following risk factors could materially and adversely affect the Company's future operating results and could cause actual events to differ materially from those predicted in the Company's forward looking statements relating to its business.

Fluctuations in Operating Results. The Company has in the past experienced fluctuations in its quarterly operating results and anticipates that such fluctuations will continue and could intensify in the future. Fluctuations in operating results may result in volatility in the price of the Company's ADSs. Although the Company was profitable in each of the last nine quarters, there can be no assurance that such profitability will continue in the future or that the levels of profitability will not vary significantly among quarterly periods.
The Company's operating results may fluctuate as a result of many factors, including size and timing of orders and shipments, mix of sales between products developed solely by the Company and products developed through development and marketing alliances, royalty rates, the announcement, introduction and acceptance of new products and product enhancements by the Company and its competitors, mix of sales between the Company's direct sales channel and indirect sales channels, competitive conditions in the industry, loss of significant customers, delays in availability of existing or new products, spending patterns of the Company's customers, currency fluctuations and general economic conditions.

The Company's expense levels are based in significant part on its expectations regarding future revenues and are fixed to a large extent in the short-term. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any significant revenue shortfall would therefore have a material adverse effect on the Company's results of operations. In addition, the Company has hired additional employees in the first and second quarters of 1996. This increase in employee expense could have a negative impact on the Company's operating margins during 1996.

Seasonality. The software industry generally, and the Company in particular, are subject to seasonal revenue fluctuations, based in part on customers' annual budgetary cycles and in part on the annual nature of sales quotas. These seasonal trends have in the past caused, and in the future are expected to cause, revenues and net income in the first quarter of a year to be less than revenues and net income for the immediately preceding fourth quarter. Many software companies also experience a seasonal downturn in demand during the summer months. There can be no assurance that these or other seasonal trends will not have a material adverse effect on the Company's results of operations.

Management of Expanding Operations and Acquisitions. The Company has recently experienced rapid expansion of its operations, which has placed, and is expected to continue to place, significant demands on the Company's administrative, operational and financial personnel and systems. The Company's future operating results will substantially depend on the ability of its officers and key employees to manage changing business conditions and to implement and improve its operational, financial control and reporting systems. If the Company is unable to respond to and manage changing business conditions, its business and results of operations could be materially adversely affected.

As a result of the consummation of the acquisition of Personal Training Systems, Inc. ("PTS") in late 1995, the Company's operating expenses have increased.
This increase may continue at least until the Company has fully integrated the operations of PTS with those of the Company. There can be no assurance that the integration of the two businesses can be successfully completed in a timely fashion, or at all. Any failure to successfully complete the integration in a timely fashion could have a material adverse effect on the Company's business and results of operations.

The Company regularly evaluates acquisition opportunities and is likely to make acquisitions in the future. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's results of operations. Product and technology acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention to other business concerns, risks of entering markets in which the Company has no or limited prior experience and potential loss of key employees of acquired companies. The Company's management has had limited experience in assimilating acquired organizations and products into the Company's operations. No assurance can be given as to the ability of the Company to integrate successfully any operations, personnel or products that have been acquired or that might be acquired in the future, and the failure of the Company to do so could have a material adverse effect on the Company's results of operations.

Risk of Increasing Taxes. Certain of the Company's subsidiaries have significant operations and generate significant taxable income in Ireland, and certain of the Company's Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates. The extent of the tax benefit could vary from period to period, and there can be no assurance that the Company's tax situation will not change.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits
          --------

          11.1  Statement Regarding Computation of Net Income Per Share

          27.1  Financial Data Schedule

          Reports on Form 8-K
          -------------------

          The Company filed a report on Form 8-K with the Securities and Exchange Commission on December 13, 1995 reporting under Item 2 Registrant's acquisition of PTS on November 30, 1995, which was amended by Form 8-K/A filed on February 13, 1996 reporting under
          Item 7 the following financial statements:

          Audited balance sheets of PTS as of June 30, 1995 and 1994 and audited statements of income, liabilities and stockholders' equity and cash flows of PTS for the years ended June 30, 1995 and 1994.

          Unaudited condensed balance sheet and statement of liabilities and stockholders' equity of PTS as of September 30, 1995 and unaudited condensed statements of operations and cash flows of PTS for the three month periods ended September 30, 1994 and 1995.

          Unaudited pro forma condensed balance sheet of Registrant and PTS as of September 30, 1995.


          Unaudited pro forma combined condensed statements of operations of Registrant and PTS for (i) the nine month periods ended September 30, 1995 and 1994 and (ii) the years ended 1994, 1993 and 1992.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CBT GROUP PLC


Date: May 14, 1996                  By:  /s/ William G. McCabe
                                         ------------------------------------
                                         William G. McCabe
                                         Chairman and Chief Executive Officer


Date: May 14, 1996                  By:  /s/ Gregory M. Priest
                                         ------------------------------------
                                         Gregory M. Priest
                                         VP, Finance and Chief Financial Officer

                               INDEX TO EXHIBITS



 Exhibit
- - ----------
   11.1      Statement Regarding Computation of Net Income Per Share
   27.1      Financial Data Schedule
