Form 10-Q
period 1996-06-30
CBT GROUP PLC
filed 1996-08-14
CIK 940181

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition period from ________ to ________

Commission File Number:  0-25674

                        CBT GROUP PUBLIC LIMITED COMPANY
             (Exact name of registrant as specified in its charter)

         Republic of Ireland                         Not Applicable
- --------------------------------------   --------------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

                                   BEECH HILL
                                   CLONSKEAGH
                               DUBLIN 4, IRELAND
          (Address of principal executive offices, including zip code)

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

                               Yes [X]  No [ ]

The number of American Depositary Shares (issued or issuable in exchange for Registrant's issued and outstanding Ordinary Shares) outstanding as of July 31, 1996 was 17,522,388. The number of Ordinary Shares outstanding as of July 31, 1996 was 8,761,194.

                        CBT GROUP PUBLIC LIMITED COMPANY

                               TABLE OF CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------
PART I.     FINANCIAL INFORMATION
   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets as of
            December 31, 1995 and as of June 30, 1996.......................  3

            Condensed Consolidated Statements of Operations
            for the three and six month periods ended
            June 30, 1995 and 1996..........................................  4

            Condensed Consolidated Statements of Cash Flows
            for the six month periods ended June 30, 1995 and 1996..........  5

            Notes to Condensed Consolidated Financial Statements............  6

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations...................  7

PART II.    OTHER INFORMATION

  Item 2.   Changes in Securities........................................... 13

  Item 4.   Matters Submitted to a Vote of the Security Holders............. 13

  Item 6.   Exhibits and Reports on Form 8-K................................ 14

                                 CBT GROUP PLC
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                      December 31,    June 30,
                                                          1995          1996
                                                      ------------   -----------
                                                                     (Unaudited)
                       ASSETS
CURRENT ASSETS

Cash                                                  $  6,501          $ 5,943
Short-term investments                                  40,669           41,259
Accounts receivable, net                                13,713           13,569
Inventories                                                254              370
Deferred tax assets, net                                   398              398
Prepaid expenses                                           479            2,213
                                                      --------          -------
         Total current assets                           62,014           63,752
Property and equipment, net                              2,132            3,765
Other assets                                             1,872            2,338
                                                      --------          -------
         Total assets                                   66,018           69,855
                                                      ========          =======

       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Borrowings under bank overdraft
   facility and overdrafts                               1,346               72
Note payable                                                79               24
Accounts payable                                         2,199            2,736
Accrued payroll and related expenses                     2,312            2,137
Other accrued liabilities                                8,548            8,710
Deferred revenues                                        3,457            3,350
                                                      --------         --------
         Total current liabilities                      17,941           17,029

SHAREHOLDERS' EQUITY

Ordinary Shares, IR37.5p par value: 30,000,000           5,198            5,334
 shares authorized at December 31, 1995 and
 June 30, 1996; issued and outstanding:
 8,508,984 shares at December 31, 1995 and
 8,735,672 at June 30, 1996
Additional paid-in capital                              50,941           51,615
Accumulated deficit                                     (7,865)          (3,930)
Receivable from shareholders                              (190)            (179)
Minority interest                                           16               16
Cumulative translation adjustment                          (23)             (30)
                                                      --------          -------
         Total shareholders' equity                     48,077           52,826
                                                      --------          -------
         Total liabilities and shareholders' equity     66,018           69,855
                                                      ========          =======

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date and has been restated to reflect the acquisitions of CLS and NTT. In addition, the balance sheet does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                 CBT GROUP PLC

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)

                                                  Three Months                 Six Months
                                                 Ended June 30                Ended June 30
                                           -------------------------   -------------------------
                                              1995          1996          1995            1996
                                           -----------   -----------   -----------   -----------
                                           (Unaudited)   (Unaudited)   (Unaudited)    (Unaudited)
Revenues                                    $ 8,801        $14,567       $16,135       $27,579
Cost of revenues                              1,747          2,349         3,166         4,417
                                            -------        -------       -------       -------
Gross profit                                  7,054         12,218        12,969        23,162

Operating expenses:

Research and development                      1,327          2,488         2,552         4,695
Sales and marketing                           3,832          6,203         7,134        12,192
General and administrative                      856          1,087         1,587         2,073
Costs of acquisitions                             0            596             0           596
                                            -------        -------       -------       -------
     Total operating expenses                 6,015         10,374        11,273        19,556
                                            -------        -------       -------       -------
Income from operations                        1,039          1,844         1,696         3,606
Other income, net                               156            542           108         1,079
                                            -------        -------       -------       -------
Income before provision for income taxes      1,195          2,386         1,804         4,685
Provision for income taxes                      259            382           385           750
                                            -------        -------       -------       -------
Net income                                      936          2,004         1,419         3,935
                                            =======        =======       =======       =======
Net income per equivalent ADS(1)            $  0.06        $  0.10       $  0.09       $  0.20
                                            =======        =======       =======       =======
Shares used in computing net
   income per equivalent ADS(1)              16,776         19,720        16,170        19,521
                                            =======        =======       =======       =======

- ------------------------------------------
(1) Net income per equivalent ADS gives effect to the two-for-one share split of CBT's ADSs effected in May 1996. Net income per Ordinary Share was $0.11 and $0.20 for three months ended June 30, 1995 and 1996, respectively, and $0.18 and $0.40 for the six months ended June 30, 1995 and 1996, respectively. Shares used in computing net income per Ordinary Share was 8.388 million and 9.860 million for three months ended June 30, 1995 and 1996, respectively, and 8.085 million and 9.761 million for the six months ended June 30, 1995 and 1996, respectively.

                                 CBT GROUP PLC

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH
                             (dollars in thousands)

                                                          Six months ended
                                                               June 30,
                                                          1995         1996
                                                     -----------   ------------
                                                     (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                               $1,419         $ 3,935
Adjustments to reconcile net income to
 net cash provided by operating activities:

 Depreciation and amortization                              168             578
 Overlap in accounting for PTS' net
  income, excluding depreciation                           (108)              0
 Accrued interest on short-term investments                   0              19
 Changes in operating assets and liabilities:
   Accounts receivable                                   (1,277)            128
   Inventories                                              314            (116)
   Deferred tax assets                                      (54)              0
   Prepaid expenses and other assets                       (624)         (2,199)
   Accounts payable                                         224             532
   Accrued payroll and related expenses
    and other accrued liabilities                           (93)            (11)
   Deferred revenues                                        480            (107)
                                                        -------         -------
 Net cash provided by operating activities                  449           2,759
                                                        -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of property and equipment                        (425)         (2,211)
 Payments to acquire investments                              0            (609)
                                                        -------         -------
 Net cash used in investing activities                     (425)         (2,820)
                                                        -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES

 Payments of notes payable                                 (326)            (55)
 Redemption of Series A shares                           (1,350)              0
 Proceeds (repayments) under bank overdraft facility         65          (1,267)
 Payment of receivables from shareholders                     0              11
 Proceeds from issuance of ordinary shares, net          14,510             810
                                                        -------         -------
 Net cash provided (used in) financing activities        12,899            (501)
                                                        -------         -------
 Effect of exchange rate changes on cash                      9               4
                                                        -------         -------
 Net increase in cash                                    12,932            (558)
 Cash at beginning of period                              4,360           6,501
                                                        -------         -------
 Cash at end of period                                  $17,292         $ 5,943
                                                        =======         =======


                                 CBT GROUP PLC

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2  ACQUISITIONS OF CLS AND NTT

        On May 31, 1996, the Company acquired CLS Consult, Gesellschaft fur Beratung, Management und Beteiligung mbH ("CLS"), a German limited liability company, and New Technology Training Ltd., an Ontario corporation ("NTT"). CLS is a developer and marketer of interactive education software for SAP client/server applications, and NTT's primary business has been to act as CBT's exclusive distributor in Canada. The Company issued a total of 145,854 of its ADSs to the former shareholders of CLS and NTT in connection with the acquisitions. Each transaction was accounted for as a "pooling of interests" in accordance with U.S. generally accepted accounting principles. In compliance with such principles, the Company's operating results have been restated to include the results of CLS and NTT as if the acquisitions had occurred at the beginning of the first period presented.

NOTE 3  AMERICAN DEPOSITARY SHARE SPLIT

        On May 15, 1996, the Company effected a two-for-one split of its issued and outstanding American Depositary Shares ("ADSs"), whereby each issued and outstanding ADS is now represented by one-half of one Ordinary Share and each issued and outstanding Ordinary Share that is deposited with The Bank of New York, as Depositary, will be represented by two ADSs. American Depositary Receipts (ADRs) reflecting the additional ADSs were distributed on May 20, 1996 to holders of record on May 15, 1996.

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

OVERVIEW

CBT Group PLC ("CBT" or, the "Company") is a leading provider of interactive software designed to meet businesses' information technology education and training needs. The Company develops, publishes and markets a broad library of over 235 software titles focused on client/server technologies and delivered on networked and standalone PCs.

The Company derives revenues primarily from license agreements under which customers license the Company's titles for periods of one, two or three years. The license agreement format generally allows the customer to exchange titles for other titles in the Company's library on an annual basis if the agreement is for more than one year. The initial annual license fee is generally recognized as revenue at the time of delivery of products, and subsequent annual license fees are generally recognized on the anniversary of each delivery date.
Although the Company's license agreements are noncancellable by their terms, there can be no assurance that any customer will fulfill the contractual obligations under its agreement. Cancellation, reduction or delay in orders by or shipments to any of these customers could have a material adverse effect on the Company's business and results of operations. In addition, the Company derives revenues from sales of its courses, primarily through its telesales organization and resellers.

In recent years, the Company has entered into several development and marketing alliances with key vendors of client/server software under which the Company develops titles for training on specific products. Under certain of its development and marketing alliances, the Company's partners have agreed to fund certain product development costs. The Company recognizes such funding as revenues on a percentage of completion basis, and the costs associated with such revenues are reflected as cost of revenues. These agreements have the effect of shifting expenses associated with developing certain new products from research and development to cost of revenues. The Company expects that cost of revenues may fluctuate from period to period in the future based upon many factors, including, but not limited to, the timing of expenses associated with development and marketing alliances.

RESULTS OF OPERATIONS

The following table sets forth certain restated consolidated statements of operations data as a percentage of revenues:

                                            Three Months      Six Months
                                           Ended June 30     Ended June 30
                                           --------------    -------------
                                           1995     1996     1995    1996
                                           ----     ----     ----    ----
Revenues                                    100%     100%     100%    100%
Cost of revenues                           19.9     16.1     19.6    16.0
                                           ----     ----     ----    ----
Gross profit                               80.1     83.9     80.4    84.0

Operating expenses:
  Research and development                 15.1     17.1     15.8    17.0
  Sales and marketing                      43.5     42.6     44.2    44.2
  General and administrative                9.7      7.5      9.8     7.5
  Costs of acquisitions                       0      4.1        0     2.2
                                           ----     ----     ----    ----
     Total operating expenses              68.3     71.3     69.8    70.9
                                           ----     ----     ----    ----
Income from operations                     11.8     12.6     10.6    13.1
Other income, net                           1.8      3.7      0.7     3.9
                                           ----     ----     ----    ----
Income before provision for income taxes   13.6     16.3     11.3    17.0
Provision for income taxes                  2.9      2.6      2.4     2.7
                                           ----     ----     ----    ----
Net income                                 10.7     13.7      8.9    14.3
                                           ====     ====     ====    ====

Revenues

Revenues increased 66% to $14.6 million in the three months ended June 30, 1996 from $8.8 million in the three months ended June 30, 1995, and 71% to $27.6 million in the six months ended June 30, 1996 from $16.1 million in the six months ended June 30, 1995. The increases in revenues during these periods were primarily attributable to an increase in the number of available courses, strong customer contract renewals and upgrades and expanded marketing and distribution efforts in the United States.

Revenues in the United States for the three and six month periods ended June 30, 1996 increased to $11.0 million (or 75% of revenues) and $21.3 million (or 77% of revenues), respectively, from $5.8 million (or 66% of revenues) and $11.1 million (or 69% of revenues) for the three and six month periods ended June 30, 1995, respectively. The increases were primarily the result of a significant increase in the number of sales and related support personnel employed in the United States, an increase in the number of available courses and an expansion of the Company's customer base.

Revenues in Europe for the three and six month periods ended June 30, 1996 were $2.7 million (or 18% of revenues) and $5.3 million (or 19% of revenues), respectively, and revenues from outside the United States and Europe (principally from Canada and South Africa) were 7% and 4%, respectively. Because a significant portion of the Company's business is conducted outside the United States, the Company is subject to numerous risks of doing business in other countries, including risks related to currency fluctuations.

Cost of Revenues

Cost of revenues includes the cost of materials (such as diskettes, packaging and documentation), royalties to third parties, the portion of development costs associated with funded development projects and fulfillment costs.

Gross margins increased to 83.9% and 84.0% in the three and six month periods ended June 30, 1996, respectively, from 80.1% and 80.4% in the three and six month periods ended June 30, 1995, respectively. The increase in gross margins in the three and six month periods ended June 30, 1996 are primarily due to the inclusion in cost of revenues for the earlier periods of certain costs CLS had incurred in developing its SAP interactive training software. CLS, which was in an earlier stage of development in the first half of 1995, outsourced a substantial portion of its product development to third parties and the associated expenses (which were paid as royalties to such third parties) have been included in cost of revenues for the three and six month periods ended June 30, 1995. During the comparable periods of 1996, these activities were conducted at CLS, and no royalties with respect to them were therefore payable. Accordingly, these expenses are included in research and development expense for the 1996 periods. The Company expects that cost of revenues may fluctuate from period to period in the future based upon many factors, including the mix of titles licensed (between titles developed exclusively by CBT and royalty-bearing titles developed pursuant to development and marketing alliances) and the timing of expenses associated with development and marketing alliances.

Research and Development Expenses

Research and development expenses consist primarily of salaries and benefits, occupancy expenses, travel expenses and fees paid to outside consultants. Research and development expenses increased in the three and six month periods ended June 30, 1996 to $2.5 million (or 17.1% of revenues) and $4.7 million (or 17.0% of revenues), respectively, from $1.3 million (or 15.1% of revenues) and $2.6 million (or 15.8% of revenues) in the comparable periods of the prior year. The increases are primarily the result of the hiring of additional research and development personnel required to expand and enhance the Company's library of software products. The Company believes that significant investment in research and development is required to remain competitive in the information technology education and training market, and the Company therefore expects research and development expenses to continue to increase in absolute terms in future periods.

Software development costs are accounted for in accordance with Financial Accounting Standards Board Statement No. 86, under which the Company is required to capitalize software development costs after technological feasibility has been established. To date, development costs after establishment of technological feasibility have been immaterial, and all software development costs have been expensed.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries and commissions, advertising and promotional expenses and related overhead costs. These expenses increased in absolute terms in the three and six month periods ended June 30, 1996 to $6.2 million (or 42.6% of revenues) and $12.2 million (or 44.2% of revenues), respectively, from $3.8 million (or 43.5% of revenues) and $7.1 million (or 44.2% of revenues) for the comparable periods of the prior year. The increases in absolute terms were primarily attributable to increases in the number of sales and sales support personnel in the United States and, to a lesser extent, outside the United States. Commission costs have also increased in absolute terms along with the increases in revenues during these periods. The Company also expects to increase sales and marketing expenses in the future to support expansion of its sales and marketing efforts.

General and Administrative Expenses

General and administrative expenses increased in absolute terms and declined as a percentage of revenues in the three and six month periods ended June 30, 1996 to $1.1 million (or 7.5% of revenues) and $2.1 million (or 7.5% of revenues), respectively, from $856,000 (or 9.7% of revenues) and $1.6 million (or 9.8% of revenues) for the comparable periods of the prior year. The increases in absolute terms were primarily the result of increased staffing to support expanding operations, expenses associated with being a public company and compliance with Irish reporting and other requirements. The decreases in these expenses as a percentage of revenues were principally due to more rapid increases in revenues than in associated expenses. The Company anticipates that absolute levels of general and administrative expenses will increase in future periods due to increases in staffing as well as the expenses associated with being a publicly traded company and with complying with Irish reporting and other requirements.

Other Income, Net

Other income, net, comprises interest expense, interest income and foreign currency exchange gains and losses. The Company recognized other income, net, of $542,000 and $1.1 million in the three and six month periods ended June 30, 1996, respectively, as compared to other income, net, of $156,000 and $108,000 for the comparable periods of the prior year. The increases in other income, net, were primarily the result of interest received on proceeds deposited from the Company's initial and secondary public offerings in 1995.

The Company's consolidated financial statements are prepared in dollars, although four of the Company's direct subsidiaries have functional currencies other than the dollar, and a significant portion of the Company's and its subsidiaries' revenues, costs and assets are denominated in currencies other than their respective functional currencies. Fluctuations in exchange rates may have a material adverse effect on the Company's results of operations, particularly its operating margins, and could result in exchange losses. The impact of future exchange rate fluctuations on the Company's results of operations cannot be accurately predicted. To date, the Company has not sought to hedge the risks associated with fluctuations in the exchange rate, but may undertake such transactions in the future. There can be no assurance that any hedging techniques implemented by the Company would be successful in eliminating the effects of currency fluctuations.

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

The Company has significant operations and generates a majority of its taxable income in the Republic of Ireland, and certain of the Company's Irish operating subsidiaries are taxed at rates substantially lower than U.S. tax rates. One Irish subsidiary currently qualifies for a 10% tax rate which, under current legislation, is in force until 2010, and another Irish subsidiary is income tax exempt. If such subsidiaries were no longer to qualify for such tax rates or if the tax laws were rescinded or changed, the Company's operating results could be materially adversely affected. Moreover, because the Company incurs income tax in several countries, an increase in the profitability of the Company in one or more of these countries could result in a higher overall tax rate. In addition, if tax authorities were to challenge successfully the manner in which profits are recognized among the Company's subsidiaries, the Company's taxes could increase and its cash flow and net income could be materially adversely affected.

The effective tax rates for the three and six month periods ended June 30, 1996 were 16.0% and 16.0%, compared to 21.7% and 21.3% for the same periods in 1995. The decreases in the effective tax rates during these periods were primarily the result of losses incurred by CLS and NTT in 1995 which were not available to offset taxable income earned in other jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments of $47.2 million for the six month period ended June 30, 1996 was unchanged from December 31, 1995. Working capital increased to $46.7 million at June 30, 1996 from $44.1 million at December 31, 1995. This increase is primarily the result of increased cash flow from operating activities during the period.

Net cash provided by operating activities was $2.8 million in the six months ended June 30, 1996 compared to net cash provided by operating activities of $449,000 for the comparable period of the prior year. The increase in cash flow from operations was primarily attributable to a $2.5 million increase in net income.

Capital expenditures were $2.2 million in the six months ended June 30, 1996 compared to $425,000 for the comparable period of the prior year. The increase was primarily attributable to system upgrades, establishment of a new fulfillment center and fixed asset requirements resulting from increases in staff. Although the Company currently has no material capital commitments, it expects that it will spend more in 1996 than in previous years, primarily as a result of improvements to its information systems and capital expenditures associated with new headquarters and other facilities.

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

Fluctuations in Operating Results. The Company has in the past experienced fluctuations in its quarterly operating results and anticipates that such fluctuations will continue and could intensify in the future. Fluctuations in operating results may result in volatility in the price of the Company's ADSs. Although the Company was profitable in each of the last ten quarters, there can be no assurance that such profitability will continue in the future or that the levels of profitability will not vary significantly among quarterly periods.
The Company's operating results may fluctuate as a result of many factors, including size and timing of orders and shipments, mix of sales between products developed solely by the Company and products developed through development and marketing alliances, royalty rates, the announcement, introduction and acceptance of new products and product enhancements by the Company and its competitors, mix of sales between the Company's direct sales channel and indirect sales channels, competitive conditions in the industry, loss of significant customers, delays in availability of existing or new products, spending patterns of the Company's customers, currency fluctuations and general economic conditions.

The Company's expense levels are based in significant part on its expectations regarding future revenues and are fixed to a large extent in the short term. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any significant revenue shortfall would therefore have a material adverse effect on the Company's results of operations. In addition, the Company hired additional employees in the first half of 1996. This increase in employee expense could have a negative impact on the Company's operating margins during 1996.

Competition. The information technology education and training market is highly fragmented and competitive, and the Company expects this competition to increase. The Company expects that because of the lack of significant barriers to entry into this market, new competitors may enter the market in the future. In addition, companies are competing with the Company in the information technology education and training through the acquisition of the Company's competitors, and the Company expects this trend to continue. Such competitors may also include publishing companies and vendors of application software, including those vendors with whom the Company has formed development and marketing alliances.

The Company competes primarily with third-party suppliers of instructor-led information technology education and training and internal training departments and with other suppliers of information technology education and training, including several other companies that produce interactive software training. To a lesser extent, the Company also competes with consultants, value-added resellers and network integrators. Certain of these value-added resellers also market products competitive with those of the Company. The Company expects that as organizations increase their dependance on outside suppliers of training, the Company will face increasing competition from these other suppliers as information technology education and training managers more frequently compare training products provided by outside suppliers.

Many of the Company's current and potential competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition, than the Company. In addition, the information technology education and training market is characterized by significant price competition, and the Company expects that it will face increasing price pressures from competitors as MIS managers demand more value for their training budgets. Accordingly, there can be no assurance that the Company will be able to provide products that compare favorably with new instructor-led techniques or other interactive training software or that competitive pressures will not require the Company to reduce its prices significantly.

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

As a result of the consummation of the acquisitions of Personal Training Systems, Inc. ("PTS") in late 1995, and CLS and NTT in May 1996, the Company's operating expenses have increased. There can be no assurance that the integration of the businesses can be successfully completed in a timely fashion, or at all, or that the revenues from the acquired businesses will be sufficient to support the costs associated with those businesses, without deteriorating the Company's operating margins. Any failure to successfully complete the integration in a timely fashion or to generate sufficient revenues from the acquired businesses could have a material adverse effect on the Company's business and results of operations.

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

PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

       On May 15, 1996, the Company effected a two-for-one split of its issued and outstanding American Depositary Shares ("ADSs"), whereby each issued and outstanding ADS is now represented by one-half of one Ordinary Share and each issued and outstanding Ordinary Share that is deposited with The Bank of New York, as Depositary, will be represented by two ADSs. American Depositary Receipts (ADRs) reflecting the additional ADSs were distributed on May 20, 1996 to holders of record on May 15, 1996.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

       The Company held its annual general meeting of shareholders on June 12, 1996 (the "AGM"). Voting was conducted by a show of hands in accordance with Irish law. Six shareholders or their representatives were present for the vote. There were no abstentions, broker non-votes or votes withheld with respect to any matter. The following is a brief description of each matter submitted to a vote of the security holders at the AGM and a summary of the votes tabulated with respect to each such matter:

       The shareholders re-elected Mr. John Fortune to serve as a director of the Company.

       Votes "FOR"                            Votes "AGAINST"
       -----------                            ---------------
            6                                       0

       The shareholders elected Mr. Gregory M. Priest to serve as a director of the Company.

       Votes "FOR"                            Votes "AGAINST"
       -----------                            ---------------
            6                                       0

       The shareholders authorized the Company's Board of Directors to fix the remuneration of the Company's auditors.

       Votes "FOR"                            Votes "AGAINST"
       -----------                            ---------------
            6                                       0

       The shareholders authorized and approved an amendment to the Company's 1994 Share Option Plan (the "1994 Plan") increasing the total number of Ordinary Shares reserved for issuance thereunder by 430,188 (which will be represented by 860,376 ADSs).

       Votes "FOR"                            Votes "AGAINST"
       -----------                            ---------------
            6                                       0

       The shareholders adopted and approved the Trust Deed and Rules relating to the CBT Group PLC 1996 Approved Sharing Scheme (the "1996 Ireland Scheme").

       Votes "FOR"                            Votes "AGAINST"
       -----------                            ---------------
            6                                       0

        The shareholders adopted and approved the Trust Deed and Rules of the CBT Group PLC 1996 Profit Sharing Scheme (the "1996 UK Scheme").

        Votes "FOR"                            Votes "AGAINST"
        -----------                            ---------------
            6                                       0

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits
        --------
        4.1(1) Amended and Restated Deposit Agreement (including the form of American Depositary Receipt), dated as of April 13, 1995 and amended and restated as of April 11, 1996, among the Company, The Bank of New York, as Depositary, and each Owner and Beneficial Owner from time to time of American Depositary Receipts issued thereunder.

        4.2 Amended and Restated Restricted Deposit Agreement (including the form of American Depositary Receipt), dated as of November 30, 1995 and amended and restated as of April 11, 1996, among the Company, The Bank of New York, as Depositary, and each Owner and Beneficial Owner from time to time of American Depositary Receipts issued thereunder.

        10.1* Employment Agreement effective as of January 2, 1996 between CBT Group PLC, CBT Systems USA, Ltd. and Gregory M. Priest.

        11.1      Statement Regarding Computation of Net Income Per Share.

        27.1      Financial Data Schedule.

____________________________________
        (1) Incorporated by reference to exhibit contained in the Registration Statement on Form F-6 (File No. 33-90380) filed with the Securities and Exchange Commission on April 15, 1996.

        *         Denotes management compensatory plan or arrangement.

   (b)  Reports on Form 8-K
        -------------------

                  Not applicable.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CBT GROUP PLC


Date:  August 14, 1996               By:  /s/ William G. McCabe
                                     --------------------------
                                     William G. McCabe
                                     Chairman and Chief Executive Officer


Date:  August 14, 1996               By:  /s/ Gregory M. Priest
                                     --------------------------
                                     Gregory M. Priest
                                     VP, Finance and Chief Financial Officer

                               INDEX TO EXHIBITS


Exhibit
- -------
  4.2 Amended and Restated Restricted Deposit Agreement (including the form of American Depositary Receipt), dated as of November 30, 1995 and amended and restated as of April 11, 1996, among the Company, The Bank of New York, as Depositary, and each Owner and Beneficial Owner from time to time of American Depositary Receipts issued thereunder.

  10.1 Employment Agreement effective as of January 2, 1996 between CBT Group PLC, CBT Systems USA, Ltd. and Gregory M. Priest.

  11.1    Statement Regarding Computation of Net Income Per Share.

  27.1    Financial Data Schedule.