Form 10-Q
period 1996-09-30
CBT GROUP PLC
filed 1996-11-14
CIK 940181

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1996

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Transition period from ________ to ________

Commission File Number:    0-25674


                       CBT GROUP PUBLIC LIMITED COMPANY
            (Exact name of registrant as specified in its charter)

         Republic of Ireland                         Not Applicable
--------------------------------------   --------------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

                              1005 HAMILTON COURT
                         MENLO PARK, CALIFORNIA 94025
         (Address of principal executive offices, including zip code)

                                (415) 614-5900
             (Registrant's telephone number, including area code)


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No [_]

The number of American Depositary Shares (issued or issuable in exchange for Registrant's issued and outstanding Ordinary Shares) outstanding as of October 31, 1996 was 17,658,142. The number of Ordinary Shares outstanding as of October 31, 1996 was 8,829,071.

                       CBT GROUP PUBLIC LIMITED COMPANY
                               TABLE OF CONTENTS
                                                                Page
                                                               Number
                                                               ------
PART I.             FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Condensed Consolidated Balance Sheets           3
                    as of December 31, 1995 and as of
                    September 30, 1996

                    Condensed Consolidated Statements of            4
                    Operations for the three and nine month
                    periods ended September 30, 1995 and 1996

                    Condensed Consolidated Statements of            5
                    Cash Flows for the nine month periods
                    ended September 30, 1995 and 1996

                    Notes to Condensed Consolidated                 6
                    Financial Statements

          Item 2.   Management's Discussion and Analysis of         7
                    Financial Condition and Results of Operations

PART II.            OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K               14

                                 CBT GROUP PLC
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)
                              --------------------

                                                       December 31,   September 30,
                                                           1995            1996
                                                      ------------   --------------
                                                                       (Unaudited)

                        ASSETS
CURRENT ASSETS
Cash                                                       $ 6,501      $ 5,824
Short-term investments                                      40,669       41,846
Accounts receivable, net                                    13,713       15,771
Inventories                                                    254           70
Deferred tax assets, net                                       398          371
Prepaid expenses                                               479        2,446
                                                          --------      -------
   Total current assets                                     62,014       66,328
Property and equipment, net                                  2,132        5,432
Other assets                                                 1,872        2,602
                                                          --------      -------
   Total assets                                            $66,018      $74,362
                                                          ========      =======
          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Borrowings under bank overdraft facility and overdrafts    $ 1,346      $     0
Note payable                                                    79            0
Accounts payable                                             2,199        2,630
Accrued payroll and related expenses                         2,312        2,727
Other accrued liabilities                                    8,548        9,890
Deferred revenues                                            3,457        2,667
                                                           -------      -------
   Total current liabilities                                17,941       17,914

SHAREHOLDERS' EQUITY

Ordinary Shares, IR37.5p par value: 30,000,000 shares
 authorized at December 31, 1995 and September 30, 1996;
 issued and outstanding: 8,508,984 shares at December 31,
 1995 and 8,775,794 at September 30, 1996                    5,198        5,358
Additional paid-in capital                                  50,941       51,767
Accumulated deficit                                         (7,865)        (541)
Receivables from shareholders                                 (190)        (179)
Minority interest                                               16           16
Cumulative translation adjustment                              (23)          27
                                                          --------      -------
   Total shareholders' equity                               48,077       56,448
                                                          --------      -------
       Total liabilities and shareholders' equity          $66,018      $74,362
                                                          ========      =======

Note: The condensed consolidated balance sheet at December 31, 1995 has been derived from the audited financial statements at that date and has been restated to reflect the acquisitions of CLS and NTT (each as defined below). In addition, the balance sheet does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                 CBT GROUP PLC

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)

                                       Three Months               Nine Months
                                      -------------               -----------
                                    Ended September 30          Ended September 30
                                    ------------------          ------------------
                                    1995          1996          1995         1996
                                 -----------   -----------   -----------  -----------
                                 (Unaudited)   (Unaudited)   (Unaudited)  (Unaudited)
Revenues                            $10,541      $17,033       $26,676       $44,612
Cost of revenues                      2,025        2,677         5,191         7,094
                                    -------      -------       -------       -------
Gross profit                          8,516       14,356        21,485        37,518

Operating expenses:

    Research and development          1,473        2,822         4,025         7,517
    Sales and marketing               4,511        6,863        11,645        19,055
    General and administrative          855        1,225         2,442         3,298
    Costs of acquisitions                 0            0             0           596
                                    -------      -------       -------       -------
     Total operating expenses         6,839       10,910        18,112        30,466
                                    -------       ------       -------       -------
Income from operations                1,677        3,446         3,373         7,052
Other income, net                       299          588           407         1,667
                                    -------      -------       -------       -------
Income before provision for
 income taxes                         1,976        4,034         3,780         8,719
Provision for income taxes              358          645           743         1,395
                                    -------      -------       -------       -------
Net income                            1,618        3,389         3,037         7,324
                                    =======      =======       =======       =======
Net income per equivalent ADS(1)    $  0.09      $  0.17       $  0.18       $  0.37
                                    =======      =======       =======       =======
ADSs used in computing net
 income per equivalent ADS(1)        17,874       19,860        16,770        19,617
                                    =======      =======       =======       =======
--------------------------------------------------------------------------------------------------------

 (1) Net income per equivalent ADS gives effect to the two-for-one share split of Registrant's ADSs effected in May 1996. Net income per Ordinary Share was $0.18 and $0.34 for three months ended September 30, 1995 and 1996, respectively, and $0.36 and $0.75 for the nine months ended September 30, 1995 and 1996, respectively. Shares used in computing net income per Ordinary Share was 8.937 million and 9.930 million for three months ended September 30, 1995 and 1996, respectively, and 8.491 million and 9.808 million for the nine months ended September 30, 1995 and 1996, respectively.

                                 CBT GROUP PLC

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH
                             (dollars in thousands)


                                                Nine months ended
                                                   September 30,
                                              1995              1996
                                           -----------       -----------
                                           (Unaudited)       (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                    $ 3,037            $ 7,324
Adjustments to reconcile net income to
 net cash provided by operating
  activities:

   Depreciation and amortization                  283                758
   Accrued interest on short-term
    investments                                     0                134
   Changes in operating assets and
    liabilities:

         Accounts receivable                   (3,672)            (2,036)
         Inventories                              356                184
         Deferred tax assets                      (53)                27
         Prepaid expenses and other assets       (454)            (2,693)
         Accounts payable                       1,071                430
         Accrued payroll and related
          expenses and other accrued
          liabilities                               7              1,749
         Deferred revenues                        558               (793)
                                             --------            -------
Net cash provided by operating
 activities                                     1,133              5,084

CASH FLOWS FROM INVESTING ACTIVITIES

        Purchases of property and equipment      (981)            (4,058)
        Payments to acquire investments             0             (1,311)
                                             --------            -------
        Net cash used in investing
         activities                              (981)            (5,369)
                                             --------            -------
CASH FLOWS FROM FINANCING ACTIVITIES

        Payment of notes payable                 (657)               (79)
        Redemption of Series A shares          (1,350)                 0
        Proceeds (repayments) under bank
         overdraft facility                       111             (1,346)
        Proceeds of receivables from
         shareholders                             103                 11
        Proceeds from issuance of ordinary
         shares, net                           42,959                986
                                             --------            -------
Net cash provided by (used in)
 financing activities                          41,166               (428)
                                             --------            -------
Effect of exchange rate changes on cash           (29)                36
                                             --------            -------
Net increase (decrease) in cash and cash
 equivalents                                   41,289               (677)
Cash at beginning of period                     3,829              6,501
                                             --------            -------
Cash at end of period                         $45,118            $ 5,824
                                             ========            =======

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

NOTE 2 ACQUISITIONS OF CLS AND NTT

       On May 31, 1996, Registrant acquired CLS Consult, Gesellschaft fur Beratung, Management und Beteiligung mbH ("CLS"), a German limited liability company, and New Technology Training Ltd., an Ontario corporation ("NTT"). CLS is a developer and marketer of interactive education software for SAP client/server applications, and NTT's primary business has been to act as Registrant's exclusive distributor in Canada. The Company issued a total of 145,854 of its American Depositary Shares ("ADSs") to the former shareholders of CLS and NTT in connection with the acquisitions. Each transaction was accounted for as a "pooling of interests" in accordance with U.S. generally accepted accounting principles. In compliance with such principles, Registrant's operating results have been restated to include the results of CLS and NTT as if the acquisitions had occurred at the beginning of the first period presented.

NOTE 3 AMERICAN DEPOSITARY SHARE SPLIT

       On May 15, 1996, Registrant effected a two-for-one split of its issued and outstanding ADSs whereby each issued and outstanding ADS is now represented by one-half of one Ordinary Share and each issued and outstanding Ordinary Share that is deposited with The Bank of New York, as Depositary, will be represented by two ADSs. American Depositary Receipts ("ADRs") reflecting the additional ADSs were distributed on May 20, 1996 to holders of record on May 15, 1996.

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

OVERVIEW

CBT Group PLC ("CBT" or, the "Company") is a leading provider of interactive software designed to meet businesses' information technology education and training needs. The Company develops, publishes and markets a broad library of over 279 software titles focused on client/server technologies and delivered on networked and standalone PCs.

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

RESULTS OF OPERATIONS
The following table sets forth certain restated consolidated statements of operations data as a percentage of revenues:

                                              Three Months         Nine Months
                                              ------------         -----------
                                                 Ended                Ended
                                                 -----                -----
                                              September 30         September 30
                                              ------------         ------------
                                           1995        1996      1995        1996
                                           -----       ----      ----        ----
Revenues                                    100%        100%       100%       100%
Cost of revenues                           19.2        15.7       19.5       15.9
                                           ----        ----       ----       ----
Gross profit                               80.8        84.3       80.5       84.1

Operating expenses:
        Research and development           14.0        16.6       15.1       16.9
        Sales and marketing                42.8        40.3       43.6       42.7
        General and administrative          8.1         7.2        9.1        7.4
        Costs of acquisitions                --          --         --        1.3
                                           ----        ----       ----       ----
            Total operating expenses       64.9        64.1       67.8       68.3
                                           ----        ----       ----       ----
Income from operations                     15.9        20.2       12.7       15.8
Other income, net                           2.8         3.5        1.5        3.7
                                           ----        ----       ----       ----
Income before provision for income taxes   18.7        23.7       14.2       19.5
Provision for income taxes                  3.4         3.8        2.8        3.1
                                           ----        ----       ----       ----
Net income                                 15.3%       19.9%      11.4%      16.4%
                                           ====        ====       ====       ====

Revenues
--------

Revenues increased 62% to $17.0 million in the three months ended September 30, 1996 from $10.5 million in the three months ended September 30, 1995, and 67% to $44.6 million in the nine months ended September 30, 1996 from $26.7 million in the nine months ended September 30, 1995. The increases in revenues during these periods were primarily attributable to an increase in the number of available courses, strong customer contract renewals and upgrades and expanded marketing and distribution efforts.

Revenues in the United States for the three and nine month periods ended September 30, 1996 increased to $12.3 million (or 72% of revenues) and $33.6 million (or 75% of revenues), respectively, from $8.3 million (or 79% of revenues) and $19.3 million (or 72% of revenues) for the three and nine month periods ended September 30, 1995, respectively. The increases were primarily the result of a significant increase in the number of sales and related support personnel employed in the United States, an increase in the number of available courses and an expansion of the Company's customer base.

Revenues in Europe for the three and nine month periods ended September 30, 1996 were $3.6 million (or 21% of revenues) and $8.9 million (or 20% of revenues), respectively, compared to $1.9 million (or 18% of revenues) and $6.6 million (or 25% of revenues) for the same periods in 1995. Revenues from outside the United States and Europe (principally from Canada and South Africa) in the three and nine month periods ended September 30, 1996 were 7% and 5% of revenues, respectively, compared to 3% and 3% of revenues for the same periods in 1995. Because a significant portion of the Company's business is conducted outside the United States, the Company is subject to numerous risks of doing business in other countries, including risks related to currency fluctuations.

Cost of Revenues
----------------

Cost of revenues includes the cost of materials (such as CD-ROMs, diskettes, packaging and documentation), royalties to third parties, the portion of development costs associated with funded development projects and fulfillment costs.

Gross margins increased to 84.3% and 84.1% in the three and nine month periods ended September 30, 1996, respectively, from 80.8% and 80.5% in the three and nine month periods ended September 30, 1995, respectively. The increase in gross margins in the 1996 periods are primarily due to the inclusion in cost of revenues for the earlier periods of certain costs CLS had incurred in developing its SAP interactive training software. CLS, which was in an earlier stage of development in the first nine months of 1995, outsourced a substantial portion of its product development to third parties, and the associated expenses (which were paid as royalties to such third parties) have been included in cost of revenues for the three and nine month periods ended September 30, 1995. During the comparable periods of 1996, these activities were conducted at CLS, and no royalties were therefore payable. Accordingly, these expenses are included in research and development expenses for the 1996 periods. The Company expects that cost of revenues may fluctuate from period to period in the future based upon many factors, including the mix of titles licensed (between titles developed exclusively by CBT and royalty-bearing titles developed pursuant to development and marketing alliances) and the timing of expenses associated with development and marketing alliances.

Research and Development Expenses
---------------------------------

Research and development expenses consist primarily of salaries and benefits, occupancy expenses, travel expenses and fees paid to outside consultants. Research and development expenses increased in the three and nine month periods ended September 30, 1996 to $2.8 million (or 16.6% of revenues) and $7.5 million (or 16.9% of revenues), respectively, from $1.5 million (or 14.0% of revenues) and $4.0 million (or 15.1% of revenues) in the comparable periods of the prior year. The increases are primarily the result of the hiring of additional research and development personnel required to expand and enhance the Company's library of software products. These increases were partially offset by the receipt of research and development grants from the Irish government by the Company in the third quarter of 1996. The Company believes that significant investment in research and development is required to remain competitive in the information technology education and training market, and the Company therefore expects research and development expenses to continue to increase in absolute terms in future periods.

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

Sales and Marketing Expenses
----------------------------

Sales and marketing expenses consist primarily of salaries and commissions, advertising and promotional expenses and related overhead costs. These expenses increased in absolute terms in the three and nine month periods ended September 30, 1996 to $6.9 million (or 40.3% of revenues) and $19.1 million (or 42.7% of revenues), respectively, from $4.5 million (or 42.8% of revenues) and $11.6 million (or 43.6% of revenues) for the comparable periods of the prior year. The increases in absolute terms were primarily attributable to increases in the number of sales and sales support personnel in the United States and, to a lesser extent, outside the United States. Commission costs have also increased in absolute terms along with the increases in revenues during these periods. The decreases in sales and marketing expenses as a percentage of revenues in the 1996 periods are due primarily to more rapid increases in revenue than in associated expenses. The Company expects to increase sales and marketing expenses to support an increase in its sales force and expansion of its marketing efforts.

General and Administrative Expenses
-----------------------------------

General and administrative expenses increased in absolute terms and declined as a percentage of revenues in the three and nine month periods ended September 30, 1996 to $1.2 million (or 7.2% of revenues) and $3.3 million (or 7.4% of revenues), respectively, from $855,000 (or 8.1% of revenues) and $2.4 million (or 9.1% of revenues) for the comparable periods of the prior year. The increases in absolute terms were primarily the result of increased staffing to support expanding operations. The decreases in these expenses as a percentage of revenues were principally due to more rapid increases in revenues than in associated expenses. The Company anticipates that absolute levels of general and administrative expenses will increase in future periods due to increases in staffing as well as the expenses associated with being a publicly traded company and with complying with Irish reporting and other requirements.

Other Income, Net
-----------------

Other income, net, comprises interest expense, interest income and foreign currency exchange gains and losses. The Company recognized other income, net, of $588,000 and $1.7 million in the three and nine month periods ended September 30, 1996, respectively, as compared to other income, net, of $299,000 and $407,000 for the comparable periods of the prior year. The increases in other income, net, were primarily the result of interest received on proceeds deposited from the Company's initial and secondary public offerings in 1995.

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

Provision for Income Taxes
--------------------------

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

The effective tax rates for the three and nine month periods ended September 30, 1996 were 16.0% and 16.0%, compared to 18.1% and 19.7% for the same periods in 1995. The higher effective tax rates during the 1995 periods were primarily the result of losses incurred by CLS and NTT during these periods.

LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments at September 30, 1996 increased slightly to $47.7 million from $47.2 million at December 31, 1995. Working capital increased to $48.4 million at September 30, 1996 from $44.1 million at December 31, 1995. These increases were primarily the result of increased cash flow from operating activities during the period, which were partially offset by expenditures for property and equipment to support the Company's expanded operations.

Net cash provided by operating activities was $5.1 million in the nine months ended September 30, 1996 compared to net cash provided by operating activities of $1.1 million for the comparable period of the prior year. The increase in cash flow from operations was primarily attributable to a $4.3 million increase in net income, which was partially offset by a significant increase in prepaid expenses.

Capital expenditures were $4.1 million in the nine months ended September 30, 1996 compared to $981,000 for the comparable period of the prior year. The increase was primarily attributable to system upgrades, establishment of a new fulfillment center and fixed asset requirements resulting from increases in staff. Although the Company currently has no material capital commitments, it has spent significantly more in 1996 than in previous years, primarily as a result of improvements to its information systems and capital expenditures associated with its new executive offices in Menlo Park, California and the new research and development and fulfillment facilities in Dublin, Ireland. The Company expects to make significant additional investments in these areas during the remainder of 1996 and in 1997.

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

Fluctuations in Operating Results.  The Company has in the past experienced
---------------------------------
fluctuations in its quarterly operating results and anticipates that such fluctuations will continue and could intensify in the future. Fluctuations in operating results may result in volatility in the price of the Company's ADSs. Although the Company was profitable in each of the last eleven quarters, there can be no assurance that such profitability will continue in the future or that the levels of profitability will not vary significantly among quarterly periods. The Company's operating results may fluctuate as a result of many factors, including size and timing of orders and shipments, mix of sales between products developed solely by the Company and products developed through development and marketing alliances, royalty rates, the announcement, introduction and acceptance of new products, product enhancements and technologies by the Company and its competitors, mix of sales between the Company's field sales force, its other direct sales channels and its indirect sales channels, competitive conditions in the industry, loss of significant customers, delays in availability of existing or new products, spending patterns of the Company's customers, currency fluctuations and general economic conditions.

The Company's expense levels are based in significant part on its expectations regarding future revenues and are fixed to a large extent in the short term. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any significant revenue shortfall would therefore have a material adverse effect on the Company's results of operations. In addition, the Company hired additional employees in the first three quarters of 1996. This increase in employee expense could have a negative impact on the Company's operating margins during 1996.

Competition.  The information technology education and training market is highly
-----------
fragmented and competitive, and the Company expects this competition to increase. The Company expects that because of the lack of significant barriers to entry into this market, new competitors may enter the market in the future. In addition, companies are competing with the Company in the information technology education and training through the acquisition of the Company's competitors, and the Company expects this trend to continue. Such competitors may also include publishing companies and vendors of application software, including those vendors with whom the Company has formed development and marketing alliances.

The Company competes primarily with third-party suppliers of instructor-led information technology education and training and internal training departments and with other suppliers of information technology education and training, including several other companies that produce interactive software training.
To a lesser extent, the Company also competes with consultants, value-added resellers and network integrators. Certain of these value-added resellers also market products competitive with those of the Company. The Company expects that as organizations increase their dependence on outside suppliers of training, the Company will face increasing competition from these other suppliers as information technology education and training managers more frequently compare training products provided by outside suppliers.

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

Developing Market. The market for information technology ("IT") education and
-----------------
training is rapidly evolving. New methods of delivering interactive education software are being developed and offered in the marketplace, including intranet and Internet deployment systems. Many of these new delivery systems will involve new and different business models and contracting mechanisms. In addition, multimedia and other product functionality features are being added to educational software. Accordingly, the Company's future success will depend upon, among other factors, the extent to which the Company is able to develop and implement products which address these emerging market requirements. There can be no assurance that the Company will be successful in meeting changing market needs.

Seasonality.  The software industry generally, and the Company in particular,
-----------
are subject to seasonal revenue fluctuations, based in part on customers' annual budgetary cycles and in part on the annual nature of sales quotas. These seasonal trends have in the past caused, and in the future are expected to cause, revenues and net income in the first quarter of a year to be less, perhaps substantially so, than revenues and net income for the immediately preceding fourth quarter. Many software companies also experience a seasonal downturn in demand during the summer months. There can be no assurance that these or other seasonal trends will not have a material adverse effect on the Company's results of operations.

Management of Expanding Operations and Acquisitions.  The Company has recently
---------------------------------------------------
experienced rapid expansion of its operations, which has placed, and is expected to continue to place, significant demands on the Company's administrative, operational and financial personnel and systems. The Company's future operating results will substantially depend on the ability of its officers and key employees to manage changing business conditions and to implement and improve its operational, financial control and reporting systems. If the Company is unable to respond to and manage changing business conditions, its business and results of operations could be materially adversely affected.

As a result of the consummation of the acquisitions of Personal Training Systems, Inc. ("PTS") in late 1995, and CLS and NTT in May 1996, the Company's operating expenses have increased. There can be no assurance that the integration of the businesses can be successfully completed in a timely fashion, or at all, or that the revenues from the acquired businesses will be sufficient to support the costs associated with those businesses, without adversely affecting the Company's operating margins. Any failure to successfully complete the integration in a timely fashion or to generate sufficient revenues from the acquired business could have a material adverse effect on the Company's business and results of operations.

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

Dependence on Key Personnel.  The Company's future success depends in large part
---------------------------
on the continued service of its key management and its sales, product development and operational personnel, and on its ability to continue to attract, motivate and retain highly qualified employees, including additional management personnel. In addition, the Company depends on writers, programmers and graphic artists, as well as third party content providers. The Company expects to continue to expand its product development, sales and marketing, IS and accounting staff to manage the rapid growth of the Company. However, there can be no assurance that the Company will be successful in attracting, retaining or motivating key personnel. The inability to hire and retain qualified personnel or the loss of the services of key personnel could have a material adverse effect on the Company's business, new product development efforts and results of operations.

Risk of Increasing Taxes.  Certain of the Company's subsidiaries have
------------------------
significant operations and generate significant taxable income in Ireland, and certain of the Company's Irish subsidiaries are taxed at rates substantially lower than U.S. tax rates. The extent of the tax benefit could vary from period to period, and there can be no assurance that the Company's tax situation will not change.

PART II.   OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits
      --------
        10.1* Letter Agreement effective as of September 3, 1996 between CBT Group PLC, CBT Systems USA, Ltd. and James J. Buckley.

        11.1        Statement Regarding Computation of Net Income Per Ordinary
                    Share.

        27.1        Financial Data Schedule.
____________________________________

        *         Denotes management compensatory plan or arrangement.

  (b) Reports on Form 8-K
      -------------------
          Not applicable.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CBT GROUP PLC


Date:  November 14, 1996      By:  /s/ William G. McCabe
                                   ------------------------------------
                                   William G. McCabe
                                   Chairman and Chief Executive Officer


Date:  November 14, 1996      By:  /s/ Gregory M. Priest
                                   ------------------------------------
                                   Gregory M. Priest
                                   VP, Finance and Chief Financial Officer