Form 10-K
period 1996-12-31
CBT GROUP PLC
filed 1997-03-31
CIK 940181

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

(Mark One)
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1996

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to __________________.

Commission File Number:  0-25674

                        CBT GROUP PUBLIC LIMITED COMPANY
             (Exact name of registrant as specified in its charter)

       REPUBLIC OF IRELAND                                      NONE
 (State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification Number)

                              1005 HAMILTON COURT
                          MENLO PARK, CALIFORNIA 94025
                    (Address of principal executive offices)

Registrant's telephone number, including area code:      (415) 614-5900

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
      Title of each class                        on which registered
      -------------------                       ---------------------
           None.                                         None.


          Securities registered pursuant to Section 12(g) of the Act:

                            Ordinary Shares IR37.5p
                                (Title of class)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period of time that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X  No
                                            ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [___]

The aggregate market value of the voting shares held by non-affiliates of registrant was $796,656,962.50 as of March 15, 1997 (excludes 386,420 shares which may be deemed to be held by directors, officers and affiliates of registrant as of March 15, 1997).

The number of registrant's equivalent American Depositary Shares outstanding as of March 15, 1997 was 18,595,722.

Portions of registrant's definitive proxy statement to be delivered to shareholders in connection with registrant's annual meeting of shareholders to be held on or about June 5, 1997 in Dublin, Ireland, are incorporated by reference into Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference to this Form 10-K, the proxy statement is not deemed to be filed as a part hereof.

                                     PART I

ITEM 1.   BUSINESS

IMPORTANT NOTE ABOUT FORWARD LOOKING STATEMENTS

The following discussion contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Predictions of future events are inherently uncertain. Actual events could differ materially from those predicted in the forward looking statements as a result of the risks set forth in the following discussion, and in particular, the risks discussed below and in Part II, Item 7
- Management's Discussion and Analysis of Financial Condition and Results of Operations under the subheading "Additional Risk Factors that Could Affect Operating Results."

GENERAL

CBT Group PLC ("CBT" or, the "Company") is a leading provider of interactive software designed to meet the information technology ("IT") education and training needs of businesses and organizations worldwide. The Company develops, publishes and markets a broad library of more than 328 software titles covering a comprehensive range of client/server, Internet and corporate intranet technologies. CBT's products are used by more than 1,250 of the world's leading corporations to train employees to develop and apply mission-critical technologies in the workplace.

CBT, a public limited company incorporated under the laws of the Republic of Ireland, was initially formed to act as a holding company for investment purposes and acquired a controlling interest in a number of companies in a variety of business areas. In November 1990, the Company acquired its U.S. subsidiary, CBT Systems USA, Ltd. (effective as of April 3, 1995 CBT Systems USA, Ltd. was merged with and into its parent, Thornton Holdings, Ltd. which subsequently changed its name to CBT Systems USA, Ltd.) ("CBT USA").

In September 1991, the Company acquired its Irish and U.K. subsidiaries, including CBT Systems Limited ("CBT Ireland") and CBT Systems UK Limited ("CBT UK") and sold or dissolved its other unrelated investment businesses. In January 1994, the Company acquired CBT Systems Africa (Proprietary) Ltd. ("CBT South Africa") for the purpose of establishing a direct sales presence in Southern Africa. In August 1995, the Company incorporated CBT Finance Limited ("CBT Finance") under the laws of Grand Cayman for the purpose of investing certain of the Company's funds.

In November 1995, the Company completed a merger with Personal Training Systems ("PTS"), a provider of end-user and consumer interactive educational software, for an aggregate of 212,114 of its American Depositary Shares ("ADSs"). On May 31, 1996, the Company acquired CLS Consult, Gesellschaft fur Beratung, Management und Beteiligung mbH ("CLS"), a German limited liability company, and New Technology Training Ltd., an Ontario, Canada corporation ("NTT"). CLS is a developer and marketer of interactive education software for SAP client/server applications, and NTT's primary business had been to act as CBT's exclusive distributor in Canada. The Company issued a total of 145,864 ADSs to the former shareholders of CLS and NTT in connection with the acquisitions. The acquisition of each of PTS, CLS and NTT was accounted for as a "pooling of interests" in accordance with U.S. generally accepted accounting principles. In compliance with such principles, the Company's operating results have been restated to include the results of PTS, CLS and NTT as if the acquisitions had occurred at the beginning of the first period presented.

Since September 1991, substantially all of the Company's revenues and operating expenses have been attributable to developing and selling interactive IT education and training software. Unless the context otherwise requires, references to the "Company" or to "CBT" are to CBT Group PLC and its consolidated subsidiaries.

The Company was incorporated in the Republic of Ireland on August 8, 1989. The Company's registered office is located at Beech Hill, Clonskeagh, Dublin 4, Ireland, and its telephone number at that address from the United States is
(011) 353-1-283-0077. The address of CBT USA is 1005 Hamilton Court, Menlo Park, California 94025 and its telephone number at that address is (415) 614-5900.

For additional information about the Company's business, see the consolidated financial statements and related notes thereto included herein.

RECENT DEVELOPMENTS

In December 1996, CBT and Street Technologies, Inc. ("Street Technologies"), a developer of technology to "stream" multimedia and other large data files to permit real-time delivery over local and wide area networks, corporate intranets and the Internet, entered into an agreement pursuant to which the companies will work together to deploy CBT's interactive education software over corporate intranets and the Internet. As part of the agreement, CBT acquired a 12.5% ownership interest in Street Technologies and Street Technologies agreed that its license will be exclusive to CBT within a defined group of companies.

On February 28, 1997, CBT completed the acquisitions of Applied Learning Limited, a company organized under the laws of Tasmania, Australia ("ALA") and CBT Systems Benelux B.V., a Netherlands limited liability company ("Benelux"). ALA is an Australian distributor of interactive education software and had been CBT's exclusive distributor in Australia and New Zealand, and Benelux had been the Company's exclusive distributor in the Netherlands, Belgium, and Luxembourg.

The Company issued a total of 207,222 equivalent ADSs to the former shareholders of ALA and Benelux in connection with the acquisitions. Each transaction is being accounted for as a "pooling of interests" in accordance with U.S. generally accepted accounting principles. The ALA and Benelux acquisitions further expand the Company's global reach into emerging IT training markets.

INDUSTRY BACKGROUND

Business organizations are becoming increasingly dependent upon computer systems in order to remain competitive in their markets. This trend has resulted in significant growth in IT education and training. According to International Data Corporation ("IDC"), the 1995 worldwide and U.S. markets for IT education and training were approximately $14.9 billion and $6.1 billion, respectively, compared to $11.8 billion and $4.4 billion, respectively, in 1992. The factors driving these markets include (i) the shift by organizations from legacy mainframe systems to new client/server technologies, driving corporate information services ("IS") groups to seek additional IT education and training;
(ii) business requirements that IS staff be certified in certain technologies in order to assure performance and productivity; (iii) corporate downsizing, resulting in increased training requirements for employees who perform multiple job tasks that require knowledge of varied software applications and technologies; (iv) the proliferation of computers and networks throughout all levels of organizations, increasing the number of employees who need training in client/server and Internet/intranet technologies; and (v) the continuous introduction and evolution of client/server and Internet/intranet technologies, contributing to the need for continuing education.

Traditionally, organizations have fulfilled their requirements for IT education and training through instructor-led training from external vendors or internal training departments. Instructor-led training, however, has a number of limitations. Instructor-led training typically requires employees to leave their desks for prolonged periods, often to attend classes at off-site locations. Such training is also difficult to tailor to individuals' training needs, cannot easily be reviewed and assessed by IS managers and may not offer a cost-effective training solution. The limitations of instructor-led training, combined with constrained IS budgets, larger numbers of employees requiring training and the greater breadth of training needed per employee, have prompted organizations to consider alternative training methodologies. IDC has estimated that while instructor-led training represented 76% of the U.S. IT education and training market in 1995, the market share of instructor-led training is expected to decline as new alternative forms of training are introduced.

The proliferation of computers throughout organizations and the increasing multimedia capabilities of computers are supporting the emergence of interactive IT education and training software. According to IDC, the U.S. market for interactive IT education and training software, including multimedia software, was $1.05 billion in 1995, compared to $855 million in 1994. The Company believes that as businesses seek out alternative methods of training employees, there is a significant market opportunity for software that can meet businesses' needs for productive, flexible and cost-effective IT education and training.

Although interactive IT education and training software programs have been available for many years, they currently account for only a small portion of the overall market for IT training. Accordingly, the Company's future success will depend upon, among other factors, the extent to which companies continue to adopt interactive education and training programs. There can be no assurance that the use of interactive education and training software programs will become widespread or that the Company's products will achieve commercial success.

THE CBT SOLUTION

CBT's solution consists of a broad library of over 328 interactive software titles designed to meet business' IT education and training needs. CBT's courseware may be used on networked and standalone PCs and may be deployed over corporate intranets via CBT's corporate intranet deployment product, CBTWeb. The titles are organized into curricula and are designed to cover specific aspects of client/server, Internet and corporate intranet technologies. Each curriculum provides comprehensive training in an area of technology such as client/server concepts, operating systems, networking, graphical user interfaces and database design. In addition, the Company has developed network-based administration and assessment tools designed to allow IS and human resource managers to track employee usage and performance of CBT courseware.

The Company has developed or is developing, both independently and through development and marketing alliances, titles focused on vendor-specific products such as Microsoft Windows NT, Oracle Database Administrator 7.3 and Developer 2000, Netscape Navigator, Javascript and LiveWire, IBM/Lotus Notes, Informix Online Dynamic Server, Cisco Router Configuation curricula, Novell NetWare, Sybase/Powersoft PowerBuilder and Marimba Castanet. In addition, CBT has developed interactive education software in conjunction with IBM, Sun Microsystems and Netscape for the Java Education World Tour.

The Company's solution offers many advantages to both end-users and administrators over traditional instructor-led training. CBT's courseware allows employees to tailor training to their work schedules, begin training at a level which is suitable to their needs, integrate training with on-the-job practice, train in only those topics that are relevant to their needs and access training materials on an ongoing basis as reference tools. CBT software is interactive, allowing users to practice and test skills as they learn. The courseware also incorporates sophisticated graphics and simulation technologies to demonstrate many of the concepts introduced.

In addition, the Company's products are designed to allow administrators to leverage their training budgets by tailoring training programs to their organization's needs and tracking training usage and effectiveness. Organizations that invest in the CBT solution can offer CBT's training software across a network or corporate intranet to all employees. CBT licenses its courseware primarily through one, two or three year license agreements that provide access to its library of titles, which allows customers to build tailored training solutions. Under these license agreements, customers are able to exchange and update their courses on an annual basis as their internal training needs evolve or as technologies advance. In addition, using the Company's administrative software, IS and human resource administrators can design and monitor training programs for each employee.

CBT'S STRATEGY

CBT has entered into alliances with Microsoft, Oracle, Netscape, IBM/Sun Microsystems/Netscape Java Consortium, IBM/Lotus, Cisco, Informix, Novell, Marimba and Sybase/Powersoft to develop and market product-specific training.

The Company markets its software to Fortune 3000 companies and other major U.S. and international organizations primarily through a direct sales force. The Company has increased sales to smaller corporate customers through distributors and its telesales organization.

As of December 31, 1996, the Company had approximately 1,250 corporate customers worldwide, including the following companies or their affiliates: Alcatel Business Systems Corporation, American Telephone and Telegraph Co., The Bear Stearns Companies, Inc., Bell Atlantic Corporation, Blue Cross Blue Shield Mutual of Ohio, Compaq Computer Corporation, Computer Sciences Corporation, Dell Computer Corporation, Electronic Data Systems Corporation, GTE Data Services, International Business Machines Corporation, MCI Communications, Inc., Price Waterhouse LLP, Reuters plc, Sprint Corporation, Tandem Computers, Unisys Corporation and Wells Fargo & Company.

CBT's objective is to maintain and expand its market position through the following strategies:

  Offer a Broad Library to its Customers. The Company offers its customers a broad product library of over 328 software titles which it believes has created a competitive barrier to entry. The Company's strategy is to continue to expand its product library to allow the Company to sign larger initial contracts and support incremental sales to its customer base over time.

  Leverage Proprietary Development Technologies and Processes. The Company has created a proprietary development engine and a streamlined development process to assist the Company in bringing its products to market in a relatively short time-frame and at a relatively low cost. In addition, the Company's technology generally supports a common product architecture, resulting in products which have a recognizable interface and are easier to support. The Company plans to continue investing significant resources in research and development to further enhance its underlying development engine and to accelerate the growth of its product library.

  Build Alliances with Key IT Vendors. The Company's strategy is to enter into development and marketing alliances with key IT vendors to produce and distribute vendor-specific authorized training programs. To date, the Company has entered into alliances with Microsoft, Oracle, Netscape, IBM/Sun Microsystems/Netscape Java Consortium, IBM/Lotus, Cisco, Informix, Novell, Marimba and Sybase/Powersoft. The Company believes these alliances provide a number of competitive advantages, including access to partners' product development plans, source material and distribution channels.

  Expand Channels of Distribution. To date, the Company has primarily targeted Fortune 3000 companies and other major U.S. and international organizations primarily through its direct sales force. The Company's strategy is to expand its telesales organization and its channels of indirect sales in order to reach organizations which could not otherwise be effectively targeted by its direct sales force and to accelerate its market penetration worldwide. The Company's indirect sales channels are currently comprised of distributors, resellers and training organizations. Over the long term, the Company intends to continue to explore electronic distribution through on-line services, the Internet and corporate intranets.

  Capitalize on Multimedia Technologies. The Company's current products include multimedia elements such as rich graphics, interactive text and simulations, and can be delivered on networked and standalone PCs. The Company's strategy is to enhance its products over time as its customers adopt enterprise-wide systems which have the capability to handle the requirements of more advanced multimedia elements such as sound, video and complex animation. In this regard, the Company has entered into a licensing and development relationship with Street Technologies pursuant to which CBT will have the ability to deliver such rich data types over the Internet, corporate intranets and LANs.

  Serve Emerging Internet/Intranet Market Opportunity. The Company believes that Internet technologies, including the Internet itself and the use of these technologies to create enterprise-wide intranets, is radically altering the way certain critical computing activities are performed. As the Internet and intranets emerge as one computing platform, CBT believes that new education and training needs will emerge as well. The Company will seek to build upon its current activities in order to build a franchise around Internet and intranet education opportunities.

PRODUCTS

The Company's product library has grown from 44 titles at December 31, 1992 to 328 titles at December 31, 1996, encompassing over 1,250 hours of IT education and training. In general, CBT's courseware includes a graphically sophisticated interface that leads students through the subject software, simulating the technology and requiring students to respond actively to the course. CBT interactive training typically provides the user with anywhere from 4 to 8 hours of instruction per individual title. Students may also use the courses to pre-test their capabilities in order to position themselves properly within the course and to train only in relevant areas. At the end of the course, students may take a test to measure accurately their mastery of the course content. The results of this test may be viewed by a central administrator using CBT's administrative program or exported to a standard database or spreadsheet.

CBT has developed an enterprise-wide network-based administrative software program designed to allow a central administrator to audit the use of each course, track employee performance and create specialized curricula for employees by granting access to selected courses.

CBT licenses its products primarily through license agreements under which customers may use the delivered products for a period of one, two or three years. The license agreement format allows customers to exchange courses on each anniversary date where the agreement is for more than one year. In order to increase the number of titles or gain access to the library at a time other than the specified dates, the customer may enter into a new license agreement or upgrade the existing license agreement. Volume and multi-year discounts encourage customers to expand license agreements as their needs grow and as they become more familiar with the Company's product library. The Company's pricing varies primarily based on the number of users, the number of titles selected and the length of the contract.

The Company's strategy is to develop comprehensive curricula, each of which provides training in areas related to client/server, Internet and corporate intranet technologies. The Company's courses are generally compatible with Windows-based desktop PCs and netBIOS LANs, and most of the Company's recently developed courses are based on native Windows implementations. All of the Company's courses are available for delivery on floppy disk or PC CD-ROM for installation on servers or standalone workstations.

In addition to its continued support of traditional LAN environments, CBT has developed a number of products which address the emerging Internet and corporate intranets markets. CBTWeb is a corporate intranet deployment system which allows users to download CBT courseware titles across a corporate intranet. Access to these titles is gained through a standard browser. The downloaded courseware contains a utility to send the student records back to a central administrator so that the student progress may be monitored.

The market for IT education and training is rapidly evolving. New methods of delivering interactive education software are being developed and offered in the marketplace, including intranet and Internet deployment systems. Many of these new delivery systems will involve new and different business models and contracting mechanisms. In addition, multimedia and other product functionality features are being added to the educational software. Accordingly, CBT's future success will depend upon, among other factors, the extent to which CBT is able to develop and implement products which address these emerging market requirements. There can be no assurance that CBT will be successful in meeting changing market needs. Failure to develop and implement products which address these emerging market requirements could have a material adverse affect on CBT's business and results of operations.

Moreover, software products as complex as those offered by the Company may contain undetected errors or fail when first introduced or upon release of new versions of the Company's products. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products after commencement of commercial shipments, resulting in a loss of or delay in market acceptance.

The subject matter of the Company's courseware is influenced by rapidly changing technology, evolving industry standards, changes in customer needs and frequent introductions of new products by software vendors. Accordingly, the Company believes that its future success will depend in large part upon its ability to meet these changes by enhancing its existing courses and developing and introducing new courses on a timely basis. There can be no assurance that the Company will be successful in addressing the changing needs of the marketplace by developing and marketing new products or enhancing its existing products on a timely basis. If the Company were unable, due to resource, technological or other constraints, to anticipate and respond adequately to changes in customers' software technology and preferences, the Company's business and results of operations would be materially adversely affected.

RESEARCH AND DEVELOPMENT

CBT believes that the development of an effective training product requires the convergence of source material, instructional design and computer technology. The first step in developing a new training program is to obtain content through subject matter experts, existing courses, including self-study courses, and product reference materials, including product manuals. The development team then writes a script for the program which includes a structure covering all of the relevant concepts, tasks to be completed, interactive features and tests to measure achievement and to reinforce the lesson. During the development of a script for a new program, the Company's developers, working with animators, simulation programmers and graphic designers, simultaneously plan and develop the course elements. These elements are then integrated into a single program. The program is then tested to ensure that each course delivers the desired education and training.

The core of CBT's product development is its product development engine--an environment comprising CBT proprietary software and off-the-shelf tools--which has been optimized for the creation of interactive software training programs. The Company believes that its product development engine provides a competitive advantage by allowing the Company to create modular courses, identify and change portions of a course without rewriting the entire course, port courses more easily across operating systems and enhance the multimedia content of its courses more quickly and efficiently. In addition, the Company's technology generally supports a common product architecture, resulting in products that have a recognizable interface and are easier to support. The Company's goal is to continue to enhance its product development engine to meet the Company's future development needs, including ensuring that its courseware is able to incorporate a wide variety of multimedia elements.

The Company performs substantially all of its research and development activities and develops substantially all of its courses at its Dublin, Ireland development facility. From time to time, the Company subcontracts outside development services to develop portions of particular courses. In addition, all products produced using these outside developers remain the sole property of CBT. During 1994, 1995 and 1996, research and development expenses totaled approximately $3.1 million, $6.1 million and $10.9 million, respectively.
During 1996, the Company's research and development staff grew from 105 to 221 employees. The Company intends to continue to make substantial investments in research and development.

DEVELOPMENT AND MARKETING ALLIANCES

The Company's strategy is to expand its position in the IT education and training market by forming development and marketing alliances with leading IT software vendors. To date, the Company has formed alliances with Microsoft, Oracle, Netscape, IBM/Sun Microsystems/Netscape Java Consortium, IBM/Lotus, Cisco, Informix, Novell, Marimba and Sybase/Powersoft. The Company believes its development and marketing alliances offer it a number of competitive advantages, including early access to the vendor's software engineers and technical advisors for assistance in developing courses on new products. With the approval of the development partner, products developed under the relationship can be identified as "authorized" by that software vendor, which the Company believes improves the marketability of such courses. In addition, these alliances may result in additional distribution channels for the Company, by allowing each party to distribute courses to its respective customer base. In some of these alliances, the software vendor has contributed financial resources toward the development of specified courses. The Company has recognized the revenue from such development payments on a percentage of completion basis as products are produced or, where required in the contract, as the Company has met specified milestones. The Company believes that these alliances also provide significant benefits to the software vendors by allowing them to achieve additional market penetration generated by increasing the base of trained users.

The Company believes that an increasing proportion of its revenues in the future may be attributable to products developed through its alliances. There can be no assurance that any of these parties will continue to cooperate with the Company, that the Company will be able to develop successfully courses for its development and marketing alliances in a timely fashion or at all, or that the Company will be able to negotiate additional alliances in the future on acceptable terms or at all. There can be no assurance that the marketing efforts of the Company's partners will not disrupt the Company's direct sales efforts. In addition, the Company's development and marketing partners could pursue their existing or alternative training programs in preference to and in competition with those being developed with the Company. In the event that the Company is not able to maintain or expand its current development and marketing alliances or enter into new development and marketing alliances, the Company's operating results and financial condition could be materially adversely affected. Furthermore, the Company is required to pay royalties to its development and marketing partners on products developed with them, which reduces the Company's gross margins. The Company expects that cost of revenues may fluctuate from period to period in the future based upon many factors, including the mix of titles licensed (between titles developed exclusively by CBT and royalty-bearing titles developed pursuant to development and marketing alliances) and the timing of expenses associated with development and marketing alliances. In addition, the collaborative nature of the development process under these alliances may result in longer development times and less control over the timing of product introductions than for courses developed solely by the Company.

CUSTOMERS

The Company primarily licenses its courses to Fortune 3000 companies and other major U.S. and international organizations in a wide range of industries, including manufacturing, transportation, telecommunications, utilities, banking, healthcare, securities, computers and insurance. CBT also licenses its courseware to governmental agencies. The Company markets its courseware through its direct sales organization to approximately 1,250 corporate customers worldwide and through its telesales organization to approximately 700 customers in the United States. The Company also distributes its courses through a number of resellers. No customer accounted for more than 5% of revenues in 1996.

BACKLOG

The Company generates a substantial portion of its revenue through multi-year license agreements. The initial annual license fee is generally recognized at the time of delivery of products. Subsequent annual license fees are recognized on the anniversary date of such delivery, or if the customer exchanges courses at the anniversary date, upon delivery of the exchanged courses. Backlog at any given date represents the amount of all license fees under current agreements which have not yet been recognized as revenue. Although the Company's license agreements are noncancellable by their terms, there can be no assurance that any customer will fulfill the contractual obligations under its agreement. Cancellation, reduction or delay in orders by or shipments to any of these customers could have a material adverse effect on the Company's business and results of operations.

The amount and timing of the recognition of revenue associated with this backlog can vary depending on the timing of future deliveries of products and amendments to customers' license agreements. The Company had backlog of approximately $13.0 million, $27.1 million and $60.3 million as of December 31, 1994, 1995 and 1996, respectively. Approximately 35% of the Company's backlog as of December 31, 1996 was concentrated among nine customers.

INTELLECTUAL PROPERTY AND LICENSES

The Company regards its software as proprietary and relies primarily on a combination of statutory and common law copyright, trademark and trade secret laws, customer licensing agreements, employee and third-party nondisclosure agreements and other methods to protect its proprietary rights. Despite these precautions, it may be possible for a third-party to copy or otherwise obtain and use the Company's courseware or technology without authorization, or to develop similar courseware or technology independently. Furthermore, the laws of certain countries in which the Company sells its products do not protect the Company's software and intellectual property rights to the same extent as do the laws of the United States. The Company generally does not include in its software any mechanisms to prevent or inhibit unauthorized use, but generally requires the execution of a license agreement which restricts copying and use of the Company's products. If unauthorized copying or misuse of the Company's products were to occur to any substantial degree, the Company's business and results of operations could be materially adversely affected. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology.

There can be no assurance that third parties will not claim that the Company's current or future products infringe on the proprietary rights of others. The Company expects that software developers will increasingly be subject to such claims as the number of products and competitors in the IT education and training industry grows and the functionality of products in the industry overlaps. Any such claim, with or without merit, could result in costly litigation or might require the Company to enter into royalty or licensing agreements. Such royalty or license agreements, if required, may not be available on terms acceptable to the Company, or at all.

COMPETITION

The IT education and training market is highly fragmented and competitive, and the Company expects this competition to increase. The Company expects that because of the lack of significant barriers to entry into the IT education and training market, new competitors may enter the market in the future. In addition, larger companies are competing with the Company in the IT education and training market through the acquisition of the Company's competitors, and the Company expects this trend to continue. Such competitors may also include publishing companies and vendors of application software, including those vendors with whom the Company has formed development and marketing alliances.

The Company competes primarily with third-party suppliers of instructor-led IT education and training and internal training departments. To a lesser extent, the Company also competes with other suppliers of IT education and training, including several other companies that produce interactive software training, consultants, value-added resellers and network integrators. Certain of these value-added resellers also market products competitive with those of the Company. The Company expects that as organizations increase their dependence on outside suppliers of training, the Company will face increasing competition from these other suppliers as IT education and training managers more frequently compare training products provided by outside suppliers.

Many of the Company's current and potential competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition, than the Company. In addition, the IT education and training market is characterized by significant price competition, and the Company expects that it will face increasing price pressures from competitors as IS managers demand more value for their training budgets. Accordingly, there can be no assurance that the Company will be able to provide products that compare favorably with new instructor-led techniques or other interactive training software or that competitive pressures will not require the Company to reduce its prices significantly.

SALES, MARKETING AND CUSTOMER SUPPORT

Direct Sales and Support

At December 31, 1996, the Company employed 118 direct sales and support people in the United States and 35, 16, 9 and 6 direct sales and support people in the United Kingdom, Germany, Canada and South Africa, respectively. The Company's telesales organization, which the Company established in December 1995 to focus on sales of CBT courseware to smaller corporate customers and end-users as well as to work with CBT's alliance partners' channel efforts, employed 31 people at December 31, 1996, and the Company plans to continue to build the organization in 1997.

Indirect Sales

In order to accelerate worldwide market penetration, the Company is broadening its sales strategy by expanding its indirect sales channels, which include resellers, development partners, and industry catalogs circulated by leading IT distributors. The indirect sales channels give the Company access to a more diverse client base which the Company believes cannot be targeted cost-effectively through its direct sales force.

The Company's marketing partners also generally have the right to resell products developed under their alliances with the Company.

EMPLOYEES

As of December 31, 1996, the Company had a total of 481 full-time employees, of whom 215 were engaged in sales, marketing and customer support, 45 in management, administration and finance and 221 in product development. On December 31, 1996, 181 employees were located in the United States, 214 in the Republic of Ireland, 44 in the United Kingdom, 24 in Germany, 11 in Canada and 7 in South Africa. None of the Company's employees is subject to a collective bargaining agreement, and the Company has not experienced any work stoppages. The Company believes that its employee relations are good.

The Company's future success depends, in large part, on the continued service of its key management, sales, product development and operational personnel and on its ability to attract, motivate and retain highly qualified employees, including management personnel. In particular, the loss of certain senior management personnel or other key employees could have a material adverse effect on the Company's business. In addition, the Company depends on writers, programmers and graphic artists, as well as third-party content providers. The Company expects to continue to hire additional product development, sales and marketing, IS and accounting staff. However, there can be no assurance that the Company will be successful in attracting, retaining or motivating key personnel. The inability to hire and retain qualified personnel or the loss of the services of key personnel could have a material adverse effect upon the Company's current business, new product development efforts and future business prospects.

FOREIGN OPERATIONS

In 1996, the Company's products were marketed in over 15 countries, and sales outside the United States represented approximately 35%, 27% and 26% of the Company's revenues in 1994, 1995 and 1996, respectively. The Company expects that international operations will continue to account for a significant portion of its revenues and intends to continue to expand its operations outside of the United States. In addition, the Company's research and development organization is located outside the United States. Operations outside the United States are subject to inherent risks, including fluctuations in exchange rates, difficulties or delays in developing and supporting non-English language versions of the Company's products, political and economic conditions in various jurisdictions, unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in staffing and managing foreign subsidiary operations, longer accounts receivable payment cycles and potentially adverse tax consequences. There can be no assurance that such factors will not have a material adverse effect on the Company's future operations outside of the United States.

The Company's consolidated financial statements are prepared in dollars, while several of the Company's subsidiaries have functional currencies other than the dollar, and a significant portion of the Company's revenues, costs and assets are denominated in currencies other than their respective functional currencies. Fluctuations in exchange rates may have a material adverse affect on the Company's results of operations, particularly its operating margins, and could also result in exchange losses. As a result of currency fluctuations, the Company recognized exchange losses of $39,000 and $161,000 in 1994 and 1995, respectively, and an exchange gain of $4,000 in 1996. The impact of future exchange rate fluctuations on the Company's results of operations cannot be accurately predicted. To date, the Company has not sought to hedge the risks associated with fluctuations in exchange rates, but may undertake such transactions in the future. There can be no assurance that any hedging techniques implemented by the Company will be successful or that the Company's results of operations will not be materially adversely affected by exchange rate fluctuations.

Certain of the Company's subsidiaries have significant operations and generate significant taxable income in Ireland, and certain of the Company's Irish subsidiaries are taxed at rates substantially lower than tax rates in effect in the U.S. and in other countries in which the Company has operations. If such subsidiaries were no longer to qualify for such tax rates or if the tax laws were rescinded or changed, the Company's operating results could be materially adversely affected. In addition, if tax authorities were to challenge successfully the manner in which profits are recognized among the Company's subsidiaries, the Company's taxes could increase, and its cash flow and results of operations could be materially adversely affected.

EXECUTIVE OFFICERS

The executive officers of the Company, and their respective ages and positions as of March 15, 1997, are as follows:


           NAME              AGE                     POSITION
---------------------------  ---  ----------------------------------------------
William G. McCabe..........   40  Chairman of the Board
James J. Buckley...........   46  Chief Executive Officer, President and
                                  Director
Gregory M. Priest..........   33  Vice President, Finance, Chief Financial
                                  Officer and Director
William A. Beamish.........   42  Vice President, Product Strategy and
                                  Development
William B. Lewis...........   41  Vice President, North American Sales
Jeffrey N. Newton..........   42  Vice President, Business Development
Gregory G. Olson...........   43  Vice President, Marketing
John P. Hayes..............   43  Group Financial Controller and Director
John M. Todd...............   35  European Sales Director
Morten G. Weaver...........   35  Vice President, Pacific Rim Sales

William G. McCabe has been Chairman of the Board of the Company since September 1991. From September 1991 to December 1996, Mr. McCabe also served as Chief Executive Officer of the Company.

James J. Buckley joined the Company as President and Chief Operating Officer in September 1996. In October 1996, Mr. Buckley was elected to serve as a director of the Company, and in December 1996 he was appointed Chief Executive Officer of the Company. Prior to joining the Company, Mr. Buckley served as President, Apple Americas and Senior Vice President of Apple Computer, Inc. from November 1995 to April 1996, President, Apple USA from October 1993 to November 1995 and Vice President and General Manager for Apple USA's Higher Education Division from April 1992 to October 1993. Mr. Buckley also served in various sales, marketing and managerial positions at Apple Computer following his employment there in 1985.

Gregory M. Priest has been the Vice President, Finance and Chief Financial Officer of the Company since December 1995. In June 1996, Mr. Priest was elected to serve as a director of the Company. From July 1990 to December 1995, Mr. Priest was an attorney with Wilson, Sonsini, Goodrich & Rosati, P.C., a private law firm representing technology companies, where he was elected to the partnership in 1995. From June 1989 to July 1990, Mr. Priest served as a law clerk to Justice Thurgood Marshall of the United States Supreme Court.

William A. Beamish has been Vice President, Product Strategy and Development of the Company since 1993. Mr. Beamish joined CBT Ireland in 1985 as a design consultant. He became head of product development in 1988 and Development Center Manager in 1990.

William B. Lewis became Vice President, North American Sales of the Company in March 1997. From January 1996 until March 1997, Mr. Lewis served as the Company's Area Vice President of Sales for the southern region and served as Regional Vice President of Sales for the southern region from January 1994 to January 1996. Mr. Lewis joined the Company as a sales manager for the southern region in April 1992 and served in that capacity until January 1994.

Jeffrey N. Newton became Vice President, Business Development of the Company in March 1997. From January 1996 until March 1997, Mr. Newton served as the Company's Area Vice President of Sales for the northern region and served as Regional Vice President of Sales for the northern region from January 1994 to January 1996. Mr. Newton joined the Company as a sales manager for the northern region in April 1992 and served in that capacity until January 1994.

Gregory G. Olson has been Vice President, Marketing of the Company since December 1996. Prior to joining the Company, Mr. Olson served as Manager, Direct Marketing and Advertising for Apple Computer, Inc.'s America's Division from December 1995 to December 1996. Mr. Olson also served as Manager, Direct Marketing and Advertising for Apple Computer, Inc. in the United States from June 1994 to December 1995 and held various marketing and advertising managerial positions with Apple Computer, Inc. from July 1989 to June 1994.

John P. Hayes has been Group Financial Controller and a director of the Company since 1991. From 1987 to 1991, Mr. Hayes served as the Company's Financial Controller.

John M. Todd has been European Sales Director of the Company since 1994. From 1990 to 1994, Mr. Todd acted as Sales Manager of CBT UK. Mr. Todd joined CBT as a salesperson in 1987 and was appointed as a branch manager in 1989.

Morten G. Weaver was appointed Vice President, Pacific Rim Sales in January 1997 and served as Vice President, U.S. Sales for the Company from January 1992 to January 1997. From January 1991 to January 1992, he was CBT USA's senior sales representative.

Executive officers of the Company are elected by the Board of Directors on an annual basis and serve until their successors have been duly elected and qualified.

ITEM 2.    PROPERTIES

The Company conducts its operations primarily out of its facilities in Menlo Park, California, and Dublin, Ireland. The Company currently occupies approximately 25,000 square feet at its United States headquarters.

In Dublin, Ireland, the Company currently leases two properties, one of which comprises approximately 25,000 square feet and houses the Company's main product development center, and the other comprises approximately 8,000 square feet containing the Company's fulfillment operations, including disk duplication, packaging and delivery.

The Company also leases sales office space in a number of countries including the United Kingdom, Canada, Germany and South Africa and throughout the United States.

ITEM 3.    LEGAL PROCEEDINGS

In April 1990, Patrick J. McDonagh, a director of the Company, transferred certain securities of Datacode Electronics Ltd. ("Datacode") to the Company. Certain other shareholders of Datacode have alleged that the transfer had the effect of depriving them of certain benefits and have claimed that they are owed 21,126 of the Company's ordinary shares. On September 14, 1995, a complaint was filed with the High Court of Ireland against the Company and certain of its then officers and former officers. The Company believes that the plaintiff's allegations are entirely without merit and intends to contest the complaint vigorously.

On February 28, 1997, CBT completed the acquisition of Applied Learning Limited, a company organized under the laws of Tasmania, Australia ("ALA"). The Company and ALA have received correspondence from National Education Training Group ("NETG"), a division of National Education Corporation, a competitor of CBT, threatening legal action with respect to matters related to the acquisition of ALA and the alleged breach by ALA of a distributorship agreement between ALA and NETG. CBT believes that such claims are without merit and intends to vigorously defend any lawsuit commenced based on such claims. There can be no assurance, however, that such claims can be resolved without litigation. If the Company is required to litigate such claims, such litigation could be time consuming and expensive, could divert management's resources and could have a material adverse affect on the Company's business, financial condition and operating results, regardless of the outcome of the litigation.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's ADSs have been quoted in the Nasdaq National Market under the symbol CBTSY since the Company's initial public offering on April 13, 1995. Prior to the initial public offering, there was no public market for the Company's securities.

The prices per ADS reflected in the table below represent the range of high and low closing prices reported in the Nasdaq National Market for the periods indicated and reflect the two-for-one split of the Company's ADSs effected on May 15, 1996.

     Fiscal 1996                           High     Low
     -----------------------------------  ------  -------

     Fourth quarter ended December 31     $58.75  $ 44.75
     -----------------------------------
     Third quarter ended September 30      54.25    39.25
     Second quarter ended June 30          50.25    34.00
     First quarter ended March 31          36.75    21.50
     Fiscal 1995
     -----------------------------------
     Fourth quarter ended December 31     $27.69  $ 22.19
     Third quarter ended September 30      25.00   18.875
     Second quarter ended June 30          21.50    11.00
        (from April 13)

As of March 15, 1997, there were approximately 23 holders of ordinary shares of record of the Company.

Dividends

CBT has never declared or paid any dividends on its ordinary shares. CBT currently intends to retain all future earnings to finance future operations and therefore does not anticipate paying any dividends in the foreseeable future. Moreover, under the Companies Acts of the Republic of Ireland, dividends may only be paid out of the profits of the Company legally available for distribution.

Irish Stamp Duty

Stamp duty, which is a tax on certain documents, is payable on all transfers of ordinary shares in companies registered in Ireland wherever the instrument of transfer may be executed. In the case of a transfer on sale, stamp duty will be charged at the rate of IR(Pounds)1 for every IR(Pounds)100 (or part thereof) of the amount or value of the consideration (i.e., purchase price). Where the consideration for the sale is expressed in a currency other than Irish pounds, the duty will be charged on the Irish pound equivalent calculated at the rate of exchange prevailing on the date of the transfer. In the case of a transfer by way of gift (subject to certain exceptions) or for considerations less than the market value of the shares transferred, stamp duty will be charged at the above rate on such market value.

A transfer or issue of ordinary shares for deposit under the Deposit Agreement (between CBT, The Bank of New York, as Depositary, and the registered holders and the owners of a beneficial interest in book-entry ADRs) in return for ADRs will be similarly chargeable with stamp duty as will a transfer of ordinary shares from the Depositary or the Custodian upon surrender of an ADR for the purpose of the withdrawal of the underlying ordinary shares in accordance with the terms of the Deposit Agreement.

The Irish Revenue Commissioners have issued a ruling to the Company that transfers of ADRs issued in respect of the Company's shares will not be chargeable with Irish stamp duty for so long as the ADSs are dealt in and quoted on the Nasdaq National Market.

The person accountable for payment of stamp duty is the transferee or, in the case of a transfer by way of gift or for a consideration less than the market value, both parties to the transfer. Stamp duty is normally payable within 30 days after the date of execution of the transfer. Late payment of stamp duty will result in liability to interest, penalties and fines.

Volatility of Stock Price

The Company's initial public offering of the ADSs (the "IPO") was completed in April 1995, and there can be no assurance that a viable public market for the ADSs will be sustained. The market price of the ADSs has fluctuated significantly since the IPO. The Company believes that factors such as announcements of developments related to the Company's or its competitors' business, announcements of new products or enhancements by the Company or its competitors, sales of the ADSs into the public market, developments in the Company's relationships with its customers, partners and distributors, shortfalls or changes in revenues, gross margins, earnings or losses or other financial results from public market expectations, regulatory developments, fluctuations in results of operations and general conditions in the Company's market or the markets served by the Company's customers or the economy could cause the price of the ADSs to fluctuate, perhaps substantially. In addition, in recent years the stock market in general, and the market for shares of small capitalization and technology stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. Many companies in the software industry, including the Company, have recently experienced historic highs in the market price of their equity securities. There can be no assurance that the market price of the ADSs will not decline substantially from such historic highs, or otherwise continue to experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data for each of the five years in the period ended December 31, 1996 and at December 31, 1996, 1995, 1994, 1993 and 1992 relates to the Company's continuing IT education and training business and should be read in conjunction with the consolidated financial statements and related notes thereto in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K. The results of operations for each of the three years in the period ended December 31, 1996 and the balance sheets as at December 31, 1996 and 1995 are derived from the consolidated financial statements of the Company, which have been prepared in accordance with U.S. GAAP and audited by Ernst & Young, independent auditors. The data at December 31, 1993 and for the year then ended is derived from audited consolidated financial statements of the Company prepared in accordance with U.S. GAAP not included herein. The data at December 31, 1992 and for the year then ended is derived from unaudited consolidated financial statements of the Company prepared in accordance with U.S. GAAP not included herein. The unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of its financial position and results of operations for these periods. The consolidated statements of operations data for any particular period are not necessarily indicative of the results of operations for any future period, including the Company's fiscal year ending December 31, 1997.


                                                      Years ended December 31,
                                          -----------------------------------------------
(In thousands, except per share data)
                                            1992      1993     1994      1995      1996
                                          --------  --------  --------  --------  -------
STATEMENT OF OPERATIONS DATA:
Revenues                                  $10,590   $13,676   $23,881   $40,192   $66,324
Cost of revenues                            1,358     2,019     4,760     7,735    10,479
                                          -------   -------   -------   -------   -------
Gross profit                                9,232    11,657    19,121    32,457    55,845
Operating Expenses
  Research and development                  2,599     2,708     3,140     6,086    10,894
  Sales and marketing                       5,586     6,592    11,020    16,636    26,701
  General and administrative                1,697     1,694     2,158     3,536     4,909
  Amortization of acquired intangibles        802       558       604        --        --
  Costs of acquisitions                        --        --        --       198       596
                                          -------   -------   -------   -------   -------
    Total operating expenses               10,684    11,552    16,922    26,456    43,100
                                          -------   -------   -------   -------   -------
Income (loss) from operations              (1,452)      105     2,199     6,001    12,745
Other income (expense), net                   (63)      (85)     (157)      850     2,213
                                          -------   -------   -------   -------   -------
Income (loss) before provision for         (1,515)       20     2,042     6,851    14,958
 income taxes
Provision for income taxes                   (140)     (326)     (459)   (1,277)   (2,385)
                                          -------   -------   -------   -------   -------
Net income (loss)                          (1,655)     (306)    1,583     5,574    12,573
                                          =======   =======   =======   =======   =======
Net income (loss) per equivalent ADS       ($0.22)   ($0.03)    $0.21     $0.32     $0.64
                                          =======   =======   =======   =======   =======
ADSs used in computing per ADS amounts      7,586    11,054    14,800    17,484    19,730
                                          =======   =======   =======   =======   =======

                                                           December 31,
                                          -----------------------------------------------
BALANCE SHEET DATA:                          1992      1993      1994      1995      1996
                                          -------   -------   -------   -------   -------
Cash and short-term investments             1,043     1,290     3,932    47,233    46,821
Working capital                            (2,340)   (1,894)     (696)   44,106    48,410
Total assets                                5,024     6,896    15,682    65,622    84,911
Long-term debt, excluding current
 portion                                    1,129     1,470        --        --        --
Redeemable convertible preferred shares     2,666     2,666     4,736        --        --
Shareholders' equity (deficit)             (4,790)   (4,621)   (3,035)   48,053    63,758

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto contained in Item 8 of this Form 10-K, which have been restated to reflect the acquisitions of CLS and NTT.

IMPORTANT NOTE ABOUT FORWARD LOOKING STATEMENTS

The following discussion contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Predictions of future events are inherently uncertain. Actual events could differ materially from those predicted in the forward looking statements as a result of the risks set forth in the following discussion, and in particular, the risks discussed below under the caption "Additional Risk Factors that Could Affect Operating Results." Additional information relating to the risks in the Company's business is contained in the "Business" section above.

OVERVIEW

CBT is a leading provider of interactive software designed to meet businesses' information technology education and training needs. The Company develops, publishes and markets a broad library of over 328 software titles focused on client/server, Internet and corporate intranet technologies and delivered on networked and standalone PCs and over corporate intranets.

The Company derives revenues primarily from license agreements under which customers license the Company's titles for periods of one, two or three years. The license agreement format generally allows the customer to exchange titles for other titles in the Company's library on an annual basis if the agreement is for more than one year. The initial annual license fee is generally recognized as revenue at the time of delivery of products, and subsequent annual license fees are generally recognized on the anniversary of each delivery date.
Although the Company's license agreements are noncancellable by their terms, there can be no assurance that any customer will fulfill the contractual obligations under its agreement. Cancellation, reduction or delay in orders by or shipments to any of these customers could have a material adverse effect on the Company's business and results of operations. In addition, the Company derives revenues from sales of its courses, primarily through its direct sales and telesales organizations and resellers.

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

RECENT DEVELOPMENTS

In December 1996, CBT and Street Technologies, Inc. ("Street Technologies"), a developer of technology to "stream" multimedia and other large data files to permit real-time delivery over local and wide area networks, corporate intranets and the Internet, entered into an agreement pursuant to which the companies will work together to deploy CBT's interactive education software over corporate intranets and the Internet. As part of the agreement, CBT acquired a 12.5% ownership interest in Street Technologies and Street Technologies agreed that its license will be exclusive to CBT within a defined group of companies.

On February 28, 1997, CBT completed the acquisition of Applied Learning Limited, a company organized under the laws of Tasmania, Australia ("ALA"). ALA is an Australian distributor of interactive education software and had been CBT's exclusive distributor in Australia and New Zealand. Approximately half of ALA's revenue for the year ended December 31, 1996 was attributable to sales of products supplied by National Education Training Group ("NETG"), a division of National Education Corporation, a competitor of the Company.

The Company and ALA have received correspondence from NETG threatening legal action with respect to matters related to the acquisition and the alleged breach by ALA of a distributorship agreement between ALA and NETG. CBT believes that such claims are without merit and intends to vigorously defend any lawsuit commenced based on such claims. Based on the NETG correspondence, the Company believes that NETG may seek to terminate its business relationship with ALA and that revenue attributable to sales of NETG products could therefore diminish significantly or entirely in future periods.

CBT evaluated the proposed acquisition of ALA on the assumption that NETG might seek to terminate its business relationship with ALA following the acquisition and that revenue attributable to sales of NETG products might therefore not continue in future periods. CBT's management concluded that even if such event were to occur, the acquisition continued to be in the best interests of the Company.

On February 28, 1997, CBT completed the acquisition of CBT Systems Benelux B.V., a Netherlands limited liability company ("Benelux"). Benelux had been the Company's exclusive distributor in the Netherlands, Belgium, and Luxembourg.

The Company issued a total of 207,222 equivalent ADSs to the former shareholders of ALA and Benelux in connection with the acquisitions. Each transaction is being accounted for as a "pooling of interests" in accordance with U.S. generally accepted accounting principles. The ALA and Benelux acquisitions further expand the Company's global reach into emerging IT training markets.

For certain pro forma financial information regarding the acquisition of ALA see Note 11 of the Notes to the Consolidated Financial Statements in this Form 10-K.


ANNUAL RESULTS OF OPERATIONS

The following table sets forth certain consolidated statement of operations data as a percentage of revenues for the three years in the period ended December 31, 1996:

                                           Years Ended December 31,
                                          ---------------------------
                                            1994      1995     1996
                                          --------  --------  -------
Revenues                                      100%      100%     100%
Cost of revenues                             19.9      19.2     15.8
                                             ----      ----     ----
Gross profit                                 80.1      80.8     84.2
Operating Expenses
  Research and development                   13.2      15.1     16.4
  Sales and marketing                        46.2      41.4     40.3
  General and administrative                  9.0       8.8      7.4
  Amortization of acquired intangibles        2.5        --       --
  Costs of acquisitions                        --       0.5      0.9
                                             ----      ----     ----
    Total operating expenses                 70.9      65.8     65.0
                                             ----      ----     ----
Income from operations                        9.2      15.0     19.2
Other income (expense), net                  (0.6)      2.1      3.3
Income before provision for income taxes      8.6      17.1     22.5
Provision for income taxes                   (2.0)     (3.2)    (3.6)
                                             ----      ----     ----
Net income                                    6.6%     13.9%    18.9%
                                             ====      ====     ====



Revenues

Revenues increased from $23.9 million in 1994 to $40.2 million in 1995 and to $66.3 million in 1996. The increases in revenues during these periods were primarily attributable to an increase in the number of available courses, strong customer contract renewals and upgrades and expanded marketing and distribution efforts. Approximately 5%, 1% and 1% of revenues in 1994, 1995 and 1996, respectively, were attributable to development revenues derived from agreements with the Company's development partners. The Company does not expect funding from development partners to contribute significantly to revenues in future years.

Revenues in the United States increased from $15.6 million (or 65% of revenues) in 1994 to $29.4 million (or 73% of revenues) in 1995 and to $49.3 million (or 74% of revenues) in 1996. The increases in 1995 and 1996 were primarily the result of significant increases in the number of sales and related personnel employed in the United States, an increase in the number of available courses and an expansion of the Company's customer base. While revenues in the United States increased significantly in absolute terms over these periods, the Company's sales and marketing expenses and general and administrative expenses in the United States also increased rapidly as the Company hired and expanded its staff to support the U.S. sales growth.

Revenues in Europe were $7.1 million (or 30% of revenues) in 1994, $9.0 million (or 22% of revenues) in 1995, and $13.9 million (or 21% of revenues) in 1996, respectively. Revenues from outside the United States and Europe (principally from Canada and South Africa) were $1.2 million (or 5% of revenues) in 1994, $1.8 million (or 5% of revenues) in 1995, and $3.1 million (or 5% of revenues) in 1996, respectively. Because a significant portion of the Company's business is conducted outside the United States, the Company is subject to numerous risks of doing business in other countries, including risks related to currency fluctuations. For additional information on operations outside the United States, see Item 1 "Business -- Foreign Operations" of this Form 10-K.

No customer accounted for more than 5% of revenues in 1994, 1995 or 1996. However, approximately 35% of the Company's backlog at December 31, 1996 was concentrated among nine customers, compared to 32% among five customers at December 31, 1995. Backlog at any given date represents the amount of all license fees under current agreements which have not yet been recognized as revenues. Although the Company's license agreements are noncancellable by their terms, there can be no assurance that any customer will fulfill the contractual obligations under its agreement. Cancellation, reduction or delay in orders by or shipments to any of these or other customers could have a material adverse effect on the Company's business and results of operations.

Cost of Revenues

Cost of revenues includes the cost of materials (such as CD-ROMs, diskettes, packaging and documentation), royalties to third parties, the portion of development costs associated with funded development projects and fulfillment costs.

Gross margins increased from 80.1% in 1994 to 80.8% in 1995 and to 84.2% in 1996. The increase in gross margins in 1996 is primarily due to the inclusion in cost of revenues for 1994 and 1995 of certain costs CLS had incurred in developing its SAP interactive training software. CLS, which was in an earlier stage of development in 1994 and 1995, outsourced a substantial portion of its product development to third parties, and the associated expenses (which were paid as royalties to such third parties) have been included in cost of revenues for 1994 and 1995. During 1996, these activities were conducted at CLS, and no royalties were therefore payable. Accordingly, these expenses are included in research and development expenses for 1996. In addition, contributing to the lower gross margins in 1994 was the inclusion in cost of revenues of the royalties payable under the Company's development and marketing agreements and the development costs associated with funded development projects. The inclusion of these development costs in cost of revenues had the corresponding effect of reducing research and development expenses in 1994. The Company is required to pay royalties to its development and marketing partners on sales by the Company of products developed with them, which reduces the Company's gross margins.

The Company expects that cost of revenues may fluctuate from period to period in the future based upon many factors, including the mix of titles licensed (between titles developed exclusively by CBT and royalty-bearing titles developed pursuant to development and marketing alliances) and the timing of expenses associated with development and marketing alliances. For additional information regarding development and marketing alliances, please see Item 1 "Business -- Development and Marketing Alliances" of this Form 10-K.

Research and Development Expenses

Research and development expenses consist primarily of salaries and benefits, occupancy expenses, fees paid to outside consultants and travel expenses. Research and development expenses increased in absolute terms and as a percentage of revenues from $3.1 million (or 13.2% of revenues) in 1994 to $6.1 million (or 15.1% of revenues) in 1995 and to $10.9 million (or 16.4% of revenues) in 1996, principally as a result of an increase in research and development personnel to expand and enhance the Company's library of software products. In addition, approximately $770,000, $245,000 and $803,000 of development expenses incurred in connection with development and marketing alliances were charged to cost of revenues in 1994, 1995 and 1996, respectively. The Company believes that significant investment in research and development is required to remain competitive in the IT education and training market, and the Company therefore expects research and development expenses to continue to increase in future periods.

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

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries and commissions, occupancy expenses and advertising and promotional expenses. These expenses increased in absolute terms but declined as a percentage of revenues from $11.0 million (or 46.2% of revenues) in 1994 to $16.6 million (or 41.4% of revenues) in 1995 and to $26.7 million (or 40.3% of revenues) in 1996. The increase in absolute terms of sales and marketing expenses is primarily attributable to an increase in the number of sales and sales support personnel. Commission costs have also increased in absolute terms along with the increases in revenues during these periods. The Company also increased advertising and promotional expenses in each of 1994, 1995 and 1996. The decrease in sales and marketing expenses as a percentage of revenues was principally due to more rapid increases in revenues than in associated expenses. The Company expects to increase sales and marketing expenses in the future to support expansion of its sales and marketing efforts.

General and Administrative Expenses

General and administrative expenses increased in absolute terms but declined as a percentage of revenues from $2.2 million (or 9.0% of revenues) in 1994 to $3.5 million (or 8.8% of revenues) in 1995 and to $4.9 million (or 7.4% of revenues) in 1996. The increases in absolute terms were primarily due to increased staffing to support expanding operations. The decreases as a percentage of revenues in the last three years was principally due to more rapid increases in revenues than in associated expenses. The Company anticipates that general and administrative expenses will increase in future periods due to increases in staffing and infrastructure.

Amortization of Acquired Intangibles

In connection with acquisitions in which the Company acquired certain of its current operating subsidiaries, the Company capitalized certain purchased intangible assets. Expenses from amortization of these acquired intangibles was approximately $604,000 (or 2.5% of revenues) in 1994. The acquired intangibles were fully amortized as of December 31, 1994. See Note 2 of the Notes to Consolidated Financial Statements in this Form 10-K.

Other Income (Expense), Net

Other income (expense), net, comprises interest expense, interest income and exchange gains and losses. The Company recognized other income, net, of approximately $850,000 and $2.2 million in 1995 and 1996, respectively, as compared to other expense, net, of approximately $157,000 in 1994. The increases in other income in 1995 and 1996 were primarily the result of interest received on proceeds deposited from the Company's initial and secondary public offerings in 1995. In addition, the Company recognized exchange losses of $39,000 in 1994 and $161,000 in 1995 and an exchange gain of $4,000 in 1996.

The Company's consolidated financial statements are prepared in dollars, although several of the Company's subsidiaries have functional currencies other than the dollar, and a significant portion of the Company's and its subsidiaries' revenues, costs and assets are denominated in currencies other than their respective functional currencies. Fluctuations in exchange rates may have a material adverse effect on the Company's results of operations, particularly its operating margins, and could result in exchange losses. The impact of future exchange rate fluctuations on the Company's results of operations cannot be accurately predicted. To date, the Company has not sought to hedge the risks associated with fluctuations in the exchange rate, but may undertake such transactions in the future. There can be no assurance that any hedging techniques implemented by the Company would be successful in eliminating or reducing the effects of currency fluctuations.

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

The Company has significant operations and generates a majority of its taxable income in the Republic of Ireland, and certain of the Company's Irish operating subsidiaries are taxed at rates substantially lower than tax rates in effect in the United States and other countries in which the Company has operations. One Irish subsidiary currently qualifies for a 10% tax rate which, under current legislation, is in force until 2010, and another Irish subsidiary is income tax exempt. If such subsidiaries were no longer to qualify for such tax rates or if the tax laws were rescinded or changed, the Company's operating results could be materially adversely affected. Moreover, because the Company incurs income tax in several countries, an increase in the profitability of the Company in one or more of these countries could result in a higher overall tax rate. In addition, if tax authorities were to challenge successfully the manner in which profits are recognized among the Company's subsidiaries, the Company's taxes could increase and its cash flow and net income could be materially adversely affected.

The Company's provision for income taxes was $459,000, $1.3 million and $2.4 million for each of 1994, 1995 and 1996, respectively. The Company's consolidated effective tax rate of 22.4% in 1994 was the result of the inclusion in operating results of substantial costs associated with the amortization of goodwill, which is not deductible for tax purposes. This rate continued to be effected by net operating losses in certain subsidiaries, which were not available to offset increasing taxable income in other subsidiaries, as well as by substantial amounts of non-deductible amortization of goodwill. Without the amortization of goodwill in 1994, the Company's pro forma tax rate would have been 17.3%.

The effective tax rate for the Company was 18.6% and 15.9% in 1995 and 1996, respectively. The decrease in the effective tax rate from 1995 to 1996 was principally the result of losses incurred by CLS in 1995, which were not available to offset taxable income earned in other jurisdictions.

QUARTERLY RESULTS OF OPERATIONS

The following table sets forth certain unaudited statement of operations data for each of the Company's last eight quarters. This unaudited quarterly financial information has been prepared on a basis consistent with the annual information presented elsewhere in this Form 10-K and, in management's opinion, reflects all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the information presented. The operating results for any quarter are not necessarily indicative of results for any future period.


                                                                           Quarters Ended
                                        ---------------------------------------------------------------------------------
                                          Mar 31,   June 30,   Sept 30   Dec 31,   Mar 31,   June 30,   Sept 30   Dec 31,
                                            1995      1995       1995      1995      1996      1996       1996      1996
                                        ---------------------------------------------------------------------------------
Revenues                                   $7,334     $8,801   $10,541   $13,516   $13,012    $14,567   $17,033   $21,712
Cost of revenues                            1,419      1,747     2,025     2,544     2,068      2,349     2,677     3,385
                                           ------     ------   -------   -------   -------    -------   -------   -------
Gross profit                                5,915      7,054     8,516    10,972    10,944     12,218    14,356    18,327
Operating expenses
  Research and development                  1,225      1,327     1,473     2,061     2,207      2,488     2,822     3,377
  Sales and marketing                       3,302      3,832     4,511     4,991     5,989      6,203     6,863     7,646
  General and administrative                  731        856       855     1,094       986      1,087     1,225     1,611
  Costs of acquisitions                        --         --        --       198        --        596        --        --
                                           ------     ------   -------   -------   -------    -------   -------   -------
    Total operating expenses                5,258      6,015     6,839     8,344     9,182     10,374    10,910    12,634
                                           ------     ------   -------   -------   -------    -------   -------   -------
Income from operations                        657      1,039     1,677     2,628     1,762      1,844     3,446     5,693
Other income (expense), net                   (48)       156       299       443       537        542       588       546
                                           ------     ------   -------   -------   -------    -------   -------   -------
Income before provision for income taxes      609      1,195     1,976     3,071     2,299      2,386     4,034     6,239
Provision for income taxes                   (126)      (259)     (358)     (534)     (368)      (382)     (645)     (990)
                                           ------     ------   -------   -------   -------    -------   -------   -------
Net income                                    483        936     1,618     2,537     1,931      2,004     3,389     5,249
                                           ======     ======   =======   =======   =======    =======   =======   =======
Net income per equivalent ADS(1)            $0.04      $0.06     $0.09     $0.13     $0.10      $0.10     $0.17     $0.26
                                           ======     ======   =======   =======   =======    =======   =======   =======
--------------------------------------------------------------------------------------------------------------------------

(1) Net income per equivalent ADS gives effect to the two-for-one share split of the Company's ADSs effected in May 1996. Net income per ordinary share was $0.08, $0.12, $0.18 and $0.26 for the quarters ended March 31, 1995, June 30, 1995, September 30, 1995 and December 31, 1995, respectively, and $0.20, $0.20, $0.34 and $0.52 for the quarters ended March 31, 1996, June 30, 1996, September 30, 1996 and December 31, 1996, respectively.

The following table sets forth, as a percentage of revenues, certain line items in the Company's statement of operations for the periods indicated.

                                                                           Quarters Ended
                                        ---------------------------------------------------------------------------------
                                          Mar 31,   June 30,   Sept 30   Dec 31,   Mar 31,   June 30,   Sept 30   Dec 31,
                                            1995      1995       1995      1995      1996      1996       1996      1996
                                        ---------------------------------------------------------------------------------
Revenues                                      100%       100%      100%      100%      100%       100%      100%      100%
Cost of revenues                             19.3       19.9      19.2      18.8      15.9       16.1      15.7      15.6
                                             ----       ----      ----      ----      ----       ----      ----      ----
Gross profit                                 80.7       80.1      80.8      81.2      84.1       83.9      84.3      84.4
Operating expenses
  Research and development                   16.7       15.1      14.0      15.2      17.0       17.1      16.6      15.6
  Sales and marketing                        45.0       43.5      42.8      36.9      46.0       42.5      40.3      35.2
  General and administrative                 10.0        9.7       8.1       8.1       7.6        7.5       7.2       7.4
  Costs of acquisitions                        --         --        --       1.5        --        4.1        --        --
                                             ----       ----      ----      ----      ----       ----      ----      ----
    Total operating expenses                 71.7       68.3      64.9      61.7      70.6       71.2      64.1      58.2
                                             ----       ----      ----      ----      ----       ----      ----      ----
Income from operations                        9.0       11.8      15.9      19.4      13.5       12.7      20.2      26.2
Other income (expense), net                  (0.7)       1.8       2.8       3.3       4.2        3.7       3.5       2.5
                                             ----       ----      ----      ----      ----       ----      ----      ----
Income before provision for income taxes      8.3       13.6      18.7      22.7      17.7       16.4      23.7      28.7
Provision for income taxes                   (1.7)      (3.0)     (3.4)     (4.0)     (2.8)      (2.6)     (3.8)     (4.6)
                                             ----       ----      ----      ----      ----       ----      ----      ----
Net income                                    6.6%      10.6%     15.3%     18.8%     14.9%      13.8%     19.9%     24.2%
                                             ====       ====      ====      ====      ====       ====      ====      ====

The Company's growth in revenues over the last eight quarters has been primarily attributable to an increase in the number of available courses in the Company's library, an increase in the number of customers and increases in sales to existing customers, as well as the Company's expanded marketing and distribution efforts in the United States, and to a lesser extent, the United Kingdom. The Company's revenues historically have been highest in the fourth quarter of each year. Sales in the fourth quarter represented 34% and 33% of total revenues in 1995 and 1996, respectively. Sales in this quarter increased more rapidly than expenses and, accordingly, net income in the fourth quarter of 1995 and 1996 represented approximately 46% and 42%, respectively, of total net income for such years. There can be no assurance that the Company will continue to experience significant increases in revenues and profitability in the fourth quarter. Any failure to do so would have a material adverse effect on the Company's operating results for the year as a whole.

In each quarter of 1995, gross margins were lower than the comparable quarter in 1996 principally as a result of the inclusion in cost of revenues on a quarterly basis of certain costs CLS had incurred in developing its SAP interactive training software. As discussed above, CLS, which was in an earlier stage of development in 1995, outsourced a substantial portion of its product development to third parties, and the associated expenses (which were paid as royalties to such third parties) have been included in cost of revenues for 1995. During 1996, these activities were conducted at CLS, and no royalties were therefore payable. Accordingly, these expenses are included in research and development expenses for 1996.

During 1996, the Company hired a number of employees, particularly sales and marketing personnel, which has resulted in an increase in sales and marketing expenses for the year. The Company has also added a significant number of research and development personnel. As a result of these increases, as well as continued hiring in other departments, the Company expects operating expenses in future periods to be significantly higher than in the recent past. The Company anticipates that it will continue this hiring in the first half of 1997, which will reduce operating margins, particularly in the first and second quarters.

LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments were $3.9 million, $47.2 million and $46.8 million in 1994, 1995 and 1996, respectively. The increase from 1994 to 1995 was primarily a result of funds received from the Company's two public offerings. The decrease from 1995 to 1996 was primarily due to the Company's investment in Street Technologies, which was partially offset by an increase in cash provided by operating activities.

Net cash provided by operating activities increased from $1.5 million in 1994 to $4.5 million in 1995 and to $9.4 million in 1996. The increased cash flow from operations in 1995 and 1996 was primarily attributable to net income of $5.6 million in 1995 and $12.6 million in 1996 compared to $1.6 million in 1994.

Working capital increased from a negative position of $696,000 in 1994 to a positive position of $44.1 million and $49.4 million in 1995 and 1996, respectively. The increase in working capital from 1994 to 1995 is primarily a result of the deposit of funds received from the Company's two public offerings in 1995. The increase in working capital from 1995 to 1996 is primarily attributable to an increase in cash from operations and accounts receivable, which were partially offset by the Company's investment of approximately $5.0 million in Street Technologies.

Capital expenditures were approximately $827,000 in 1994, $1.8 million in 1995 and $6.0 million in 1996. Although the Company currently has no material capital commitments, it expects that it will spend more in 1997 than in previous years, primarily as a result of upgrading the capabilities of its computer equipment as well as improvements to its information systems.

The Company believes that its existing cash and short-term investments will be sufficient to meet its cash requirements for at least the next twelve months. The Company may from time to time consider the acquisition of complementary businesses, products or technologies, which may require additional financing.

ADDITIONAL RISK FACTORS THAT COULD AFFECT OPERATING RESULTS

In addition to the other factors identified in this Annual Report on Form 10-K, the following risk factors could materially and adversely affect the Company's future operating results, and could cause actual events to differ materially from those predicted in the Company's forward looking statements relating to its business.

Fluctuations in Operating Results.  The Company has in the past experienced
---------------------------------
fluctuations in its quarterly operating results and anticipates that such fluctuations will continue and could intensify in the future. Fluctuations in operating results may result in volatility in the price of the Company's ADSs. Although the Company was profitable in each of the last twelve quarters, there can be no assurance that such profitability will continue in the future or that the levels of profitability will not vary significantly among quarterly periods. The Company's operating results may fluctuate as a result of many factors, including size and timing of orders and shipments, mix of sales between products developed solely by the Company and products developed through development and marketing alliances, royalty rates, the announcement, introduction and acceptance of new products, product enhancements and technologies by the Company and its competitors, mix of sales between the Company's field sales force, its other direct sales channels and its indirect sales channels, competitive conditions in the industry, loss of significant customers, delays in availability of existing or new products, spending patterns of the Company's customers, currency fluctuations and general economic conditions.

The Company's expense levels are based in significant part on its expectations regarding future revenues and are fixed to a large extent in the short term. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any significant revenue shortfall would therefore have a material adverse effect on the Company's results of operations. In addition, the Company hired additional employees in 1996 and in early 1997. This increase in employee expense could have a negative impact on the Company's operating margins during 1997.

Competition. The IT education and training market is highly fragmented and
-----------
competitive, and the Company expects this competition to increase. The Company expects that because of the lack of significant barriers to entry into this market, new competitors may enter the market in the future. In addition, larger companies are competing with the Company in the IT education and training market through the acquisition of the Company's competitors, and the Company expects this trend to continue. Such competitors may also include publishing companies and vendors of application software, including those vendors with whom the Company has formed development and marketing alliances.

The Company competes primarily with third-party suppliers of instructor-led IT education and training and internal training departments and with other suppliers of IT education and training, including several other companies that produce interactive software training. To a lesser extent, the Company also competes with consultants, value-added resellers and network integrators. Certain of these value-added resellers also market products competitive with those of the Company. The Company expects that as organizations increase their dependence on outside suppliers of training, the Company will face increasing competition from these other suppliers as IT education and training managers more frequently compare training products provided by outside suppliers.

Many of the Company's current and potential competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition, than the Company. In addition, the IT education and training market is characterized by significant price competition, and the Company expects that it will face increasing price pressures from competitors as IS managers demand more value for their training budgets. Accordingly, there can be no assurance that the Company will be able to provide products that compare favorably with new instructor-led techniques or other interactive training software or that competitive pressures will not require the Company to reduce its prices significantly.

Developing Market. The market for IT education and training is rapidly evolving.
-----------------
New methods of delivering interactive education software are being developed and offered in the marketplace, including intranet and Internet deployment systems. Many of these new delivery systems will involve new and different business models and contracting mechanisms. In addition, multimedia and other product functionality features are being added to the educational software.
Accordingly, CBT's future success will depend upon, among other factors, the extent to which CBT is able to develop and implement products which address these emerging market requirements. There can be no assurance that CBT will be successful in meeting changing market needs.

Seasonality.  The software industry generally, and the Company in particular,
-----------
are subject to seasonal revenue fluctuations, based in part on customers' annual budgetary cycles and in part on the annual nature of sales quotas. These seasonal trends have in the past caused, and in the future could cause, revenues in the first quarter of a year to be less, perhaps substantially so, than revenues for the immediately preceding fourth quarter. In addition, the Company has in past years (as well as in 1997) added significant headcount in the sales and marketing and research and development functions in the first quarter, and to a lesser extent, the second quarter. Because these headcount additions do not immediately contribute significant revenues, the Company's operating margins in the earlier part of the year tend to be significantly lower than in the later parts of the year. It is expected that this factor will affect CBT's operating marins in the first and second quarters of 1997, and to some extent the third quarter. Many software companies also experience a seasonal downturn in demand during the summer months. There can be no assurance that these or other seasonal trends will not have a material adverse effect on the Company's results of operations.

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

As a result of the consummation of the acquisitions of PTS in late 1995, CLS and NTT in May 1996, and ALA and Benelux on February 28, 1997, the Company's operating expenses have increased. There can be no assurance that the integration of these businesses can be successfully completed in a timely fashion, or at all, or that the revenues from the acquired businesses will be sufficient to support the costs associated with those businesses, without adversely affecting the Company's operating margins. Any failure to successfully complete the integration in a timely fashion or to generate sufficient revenues from the acquired businesses could have a material adverse effect on the Company's business and results of operations.

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

Dependence on Key Personnel.  The Company's future success depends, in large
---------------------------
part, on the continued service of its key management, sales, product development and operational personnel and on its ability to attract, motivate and retain highly qualified employees, including management personnel. In particular, the loss of certain senior management personnel or other key employees could have a material adverse effect on the Company's business. In addition, the Company depends on writers, programmers and graphic artists, as well as third-party content providers. The Company expects to continue to hire additional product development, sales and marketing, IS and accounting staff. However, there can be no assurance that the Company will be successful in attracting, retaining or motivating key personnel. The inability to hire and retain qualified personnel or the loss of the services of key personnel could have a material adverse effect upon the Company's current business, new product development efforts and future business prospects.

Risk of Increasing Taxes.  Certain of the Company's subsidiaries have
------------------------
significant operations and generate significant taxable income in Ireland, and certain of the Company's Irish subsidiaries are taxed at rates substantially lower than tax rates in effect in the United States and in other countries in which the Company has operations. The extent of the tax benefit could vary from period to period, and there can be no assurance that the Company's tax situation will not change.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                          Page
                                                                         Number
                                                                         ------
Consolidated Financial Statements
-----------------------------------
Report of Ernst & Young, Chartered Accountants                             26
Consolidated Balance Sheets                                                27
Consolidated Statements of Operations                                      28
Consolidated Statements of Changes in Redeemable Convertible
   Preferred Shares and Shareholders' Equity (Deficit)                     29
Consolidated Statements of Cash Flows                                      32
Notes to Consolidated Financial Statements                                 33

ERNST & YOUNG
CHARTERED ACCOUNTANTS


REPORT  OF ERNST & YOUNG, INDEPENDENT AUDITORS


The Board of Directors and Shareholders,
CBT Group PLC


We have audited the accompanying consolidated balance sheets of CBT Group PLC as of December 31, 1995 and 1996 and the related consolidated statements of operations, changes in redeemable convertible preferred shares and shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Personal Training Systems, a company acquired by the Company in a business combination accounted for as a pooling-of-interests as described in note 2 to the consolidated financial statements, which statements reflect total revenues of $2,842,000 for the year ended June 30, 1995. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to data included for Personal Training Systems, is based solely on the report of the other auditors.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CBT Group PLC at December 31, 1995 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with United States generally accepted accounting principles.


/s/  ERNST & YOUNG
Ernst & Young
Chartered Accountants

Dublin, Ireland

Date:  January 20, 1997

                 CBT GROUP PUBLIC LIMITED COMPANY
                    CONSOLIDATED BALANCE SHEETS
                      (dollars in thousands)

                                                           AT DECEMBER 31,
                                                       ----------------------
ASSETS                                                  1995           1996
Current assets
Cash                                                   $ 6,564        $10,039
Short term investments                                  40,669         36,782
Accounts receivable, net                                13,362         19,940
Inventories                                                220            264
Deferred tax assets, net                                   398            140
Prepaid expenses                                           446          3,382
                                                       -------        -------
Total current assets                                    61,659         70,547
Property and equipment, net                              2,130          6,569
Investment                                                   -          4,997
Other assets                                             1,833          2,798
                                                       -------        -------
Total assets                                            65,622         84,911
                                                       =======        =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Borrowings under bank overdraft
 facility and overdrafts                                 1,346             --
Note payable                                                79             --
Accounts payable                                         2,023          3,007
Accrued payroll and related expenses                     2,313          3,144
Other accrued liabilities                                8,482         10,196
Deferred revenues                                        3,310          4,790
                                                       -------        -------

 Total current liabilities                              17,553         21,137
Non current liabilities
Minority equity interest                                    16             16
Shareholders' equity
Ordinary shares, IR37.5p par value:
 30,000,000 shares authorized at
 December 31, 1995 and 1996; issued and
 outstanding: 8,508,984 at December
 31, 1995 and 8,930,924 shares at
 December 31, 1996                                       5,198          5,451
Additional paid-in capital                              50,941         53,350
Accumulated profit (deficit)                            (7,897)         4,676
Receivable from shareholders                              (190)             -
Cumulative translation adjustment                            1            281
                                                       -------        -------
Total shareholders' equity                              48,053         63.758
                                                       -------        -------
Total liabilities and shareholders' equity              65,622         84,911
                                                       =======        =======

                            (see accompanying notes)

                           CBT GROUP PUBLIC LIMITED COMPANY
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                   (dollars in thousands, except per share amounts)

                                                            YEARS ENDED DECEMBER 31,
                                                            1994      1995      1996
                                                           -------   -------   -------
Revenues                                                   $23,881   $40,192   $66,324
Cost of revenues                                             4,760     7,735    10,479
                                                           -------   -------   -------
Gross profit                                                19,121    32,457    55,845

Operating expenses:
     Research and development                                3,140     6,086    10,894
     Sales and marketing                                    11,020    16,636    26,701
     General and administrative                              2,158     3,536     4,909
     Amortization of acquired intangibles                      604         -         -
     Costs of acquisitions                                       -       198       596
                                                           -------   -------   -------
            Total operating expenses                        16,922    26,456    43,100
                                                           -------   -------   -------
Income from operations                                       2,199     6,001    12,745
Interest income (expense)                                     (118)    1,011     2,209
Net exchange gain (loss)                                       (39)     (161)        4
                                                           -------   -------   -------
Income before provision for income taxes                     2,042     6,851    14,958
Provision for income taxes                                    (459)   (1,277)   (2,385)
                                                           -------   -------   -------
Net income                                                   1,583     5,574    12,573
                                                           =======   =======   =======
Net income per share                                         $0.21     $0.64     $1.27
                                                           =======   =======   =======
Shares used in computing net income per share                7,400     8,742     9,865
                                                           =======   =======   =======
Net income per equivalent ADS                                $0.11     $0.32     $0.64
                                                           =======   =======   =======
ADS's used in computing net income per equivalent ADS       14,800    17,484    19,730
                                                           =======   =======   =======

                            (see accompanying notes)

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS' EQUITY (DEFICIT)

(Dollars in Thousands)


                                                                    SHAREHOLDERS' EQUITY (DEFICIT)
                                    -----------------------------------------------------------------------------------------------
                                    Redeemable
                                    convertible            Additional                  Receivable     Cumulative        Total
                                     preferred   Ordinary    paid-in    Accumulated       from       translation    shareholders'
                                      shares      shares     capital      deficit     shareholders    adjustment   equity (deficit)
                                    -----------  --------  -----------  ------------  -------------  ------------  ----------------
Balance at December 31, 1993             $2,666    $3,623      $7,279      $(14,985)         $(396)        $(142)          $(4,621)

Issuance of 10,000 ordinary shares            -         5          15             -              -             -                20

Issuance of 666,665 Series B
 redeemable convertible preferred                                                                       -
 shares, net of issuance costs of $250    2,000         -           -             -              -             -                 -

Accretion of excess of redemption
 value of Series B redeemable
 convertible preferred shares over
 issuance price                              70         -         (70)            -              -             -               (70)

Received from shareholders                    -         -           -             -             28             -                28

Translation adjustment                        -         -           -             -              -            53                53

Exchange adjustment                           -         -           -             -            (28)            -               (28)

Net income                                    -         -           -         1,583              -             -             1,583
                                         -----     ------      ------      --------          -----         -----           -------
Balance at December 31, 1994             $4,736    $3,628      $7,224      $(13,402)         $(396)        $ (89)          $(3,035)

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS' EQUITY (DEFICIT)
(Dollars in Thousands)

                                                                       SHAREHOLDERS' EQUITY (DEFICIT)
                                            -----------------------------------------------------------------------------------
                               Redeemable
                              convertible              Additional                  Receivable     Cumulative        Total
                               preferred    Ordinary     paid-in    Accumulated       from       translation    shareholders'
                                 shares      shares      capital      deficit     shareholders    adjustment   equity (deficit)
                              ---------     ---------  -----------  ------------  -------------  ------------  ----------------
Balance at December 31, 1994      $ 4,736     $3,628      $ 7,224      $(13,402)         $(396)         $(89)          $(3,035)

Issuance of 1,150,000
 ordinary shares
 under initial public
 offering, net of issuance
  costs of $5,197                      -        702       12,501             -              -             -            13,203

Redemption of Series A
 redeemable convertible
 preferred shares                 (2,666)       241        2,425             -              -             -             2,666

Discount on redemption of
 Series A redeemable
 convertible preferred shares          -          -        1,316             -              -             -             1,316

Cancellation of converted
 Series A ordinary shares              -       (241)      (2,425)            -              -             -            (2,666)

Conversion of Series B
 redeemable convertible
 preferred shares                 (2,070)       355        1,715             -              -             -             2,070

Issuance of 700,000
 ordinary shares under
 secondary public
 offering, net of
 issuance costs of $2,913              -        408       27,654             -              -             -            28,062

Issuance of 170,598
 ordinary shares as a
 result of option
 exercises, net of
 issuance costs of $58                 -        105          531             -              -             -               636

Received from shareholders             -          -            -             -            217             -               217

Translation adjustment                 -          -            -             -              -            90                90

Exchange adjustment                     -          -            -             -            (11)            -               (11)

Adjustment to record the
 overlap in accounting for
 Personal Training Systems'
 net income from January 1,
 1995 to June 30, 1995                 -          -            -           (69)             -             -               (69)

Net income                             -          -            -         5,574              -             -             5,574
                                  -------     ------      -------      --------          -----          ----          --------
Balance at December 31, 1995      $     -     $5,198      $50,941      $ (7,897)         $(190)         $  1           $48,053

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS' EQUITY (DEFICIT)
(Dollars in Thousands)

                                                                              SHAREHOLDERS' EQUITY (DEFICIT)
                                                    -------------------------------------------------------------------------------
                                       Redeemable
                                       convertible            Additional  Accumulated   Receivable    Cumulative        Total
                                        preferred   Ordinary   paid-in      profit         from       translation   shareholders'
                                         shares      shares    capital     (deficit)     shareholders   adjustment     equity
                                       -----------  --------  ----------  ------------  -------------  -----------  ---------------
Balance at December 31, 1995            $        -    $5,198     $50,941      $(7,897)         $(190)         $  1         $48,053

Issuance of 387,045 ordinary shares
 as a result of option exercises and
 34,895 from employee share
 purchase plan                                   -       253       2,409            -              -             -           2,662
Received from shareholders                       -         -           -            -            190             -             190

Translation adjustment                           -         -           -            -              -           280             280

Net income                                       -         -           -       12,573              -             -          12,573
                                        ----------  --------  ----------  -----------   ------------   -----------         -------

Balance December 31, 1996               $        -    $5,451     $53,350      $ 4,676          $   -          $281         $63,758
                                        ==========  ========  ==========  ===========   ============   ===========         =======

                             See accompanying notes

                                     CBT GROUP PLC
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (dollars in thousands)

Increase (decrease) in cash

                                                              YEARS ENDED DECEMBER 31,
                                                            1994       1995      1996
                                                           -------   --------   -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                 $ 1,583   $  5,574   $12,573
Adjustments to reconcile net income to
 net cash provided by operating activities

Depreciation and amortization                                  900        566     1,606
Overlap in accounting for PTS' net
 income, excluding depreciation                                 --       (108)       --

Accrued interest on short-term investments                      --        (469)     221
Changes in operating assets and liabilities
Accounts receivable                                         (3,648)    (6,582)   (7,223)
Inventories                                                    (67)       256       (30)
Deferred tax assets                                           (166)       (64)      259
Prepaid expenses and other assets                             (951)      (590)   (2,886)
Accounts payable                                               178        967       944
Accrued payroll and related expenses
 and other accrued liabilities                               2,630      3,459     2,481

Deferred revenue                                             1,033      1,443     1,445
                                                           -------   --------   -------
Net cash provided by operating activities                    1,492      4,452     9,390
                                                           -------   --------   -------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                           (827)    (1,772)   (6,029)
Payments to acquire short-term investments                      --    (40,200)   (1,334)
Proceeds from short-term investments                            --         --     5,000
Payment to acquire investment                                   --         --    (4,997)
                                                           -------   --------   -------
Net cash used in investing activities                         (827)   (41,972)   (7,360)
                                                           -------   --------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
Payments of notes payable                                     (490)    (1,325)      (79)
Redemption of series a shares                                   --     (1,350)       --
Proceeds (repayments) under bank overdraft facility            282        671    (1,346)
Payment of receivables from shareholders                        28        217       190
Proceeds from issuance of Series B
 redeemable convertible preferred shares, net                2,000         --        --
Proceeds from issuance of ordinary shares, net                  20     41,901     2,662
                                                           -------   --------   -------
Net cash provided by financing activities                    1,840     40,114     1,427
                                                           -------   --------   -------
Effect of exchange rate changes on cash                         99         76        18
                                                           -------   --------   -------
Net increase in cash                                         2,604      2,670     3,475
Cash at beginning of period                                  1,290      3,894     6,564
                                                           -------   --------   -------
Cash at end of period                                      $ 3,894   $  6,564   $10,039
                                                           =======   ========   =======
Supplemental disclosure of cash flow information
Interest paid                                              $    99   $      9   $    22
Taxes paid                                                 $   222   $    414   $   847

                            (See accompanying notes)

CBT GROUP PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION
------------

CBT Group PLC is organized as a public limited company under the laws of the Republic of Ireland. CBT Group PLC and its wholly owned subsidiaries (collectively, the "Company" or "CBT") develops and markets interactive information technology ("IT") education and training software. The principal market for the Company's products comprises major U.S. national and multinational organizations.

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
-----------------------------------------------------

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States and include the Company and its wholly owned subsidiaries in the United States, United Kingdom, Ireland, South Africa, Canada, Germany and Grand Cayman after eliminating all material inter-company accounts and transactions. All acquisitions have been accounted for under the purchase accounting method, except for the mergers with personal training systems ("PTS"), New Technology Training Limited ("NTT") and CLS Consult Gessellschaft fur Beratung, Management Und Beteiligung mbH ("CLS") which have been included in the consolidated financial statements under the pooling of interests method (see Note 2).

USE OF ESTIMATES
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

TRANSLATION OF FINANCIAL STATEMENTS OF FOREIGN ENTITIES
-------------------------------------------------------

The reporting currency for the company is the US dollar ("dollar"). The functional currency of the Company's subsidiaries in the United States, United Kingdom, Republic of South Africa, Canada and Germany are the currencies of those countries. Effective January 1, 1994 the functional currency of all of the Irish entities became the dollar. The functional currency of the Company's subsidiary in Grand Cayman is the dollar.

Balance sheet amounts are translated to the dollar from the local functional currency at year-end exchange rates, while statements of operations amounts in local functional currency amounts are translated using average exchange rates. Translation gains or losses are recorded in a separate component of shareholders' equity. Currency gains or losses on transactions denominated in a currency other than an entity's functional currency are recorded in the results of the operations. The Company has not undertaken hedging transactions to cover its currency exposures.

REVENUE RECOGNITION
-------------------

The Company derives its revenues primarily pursuant to license agreements under which customers license usage of delivered products for a period of one, two or three years. On each anniversary date during the term of multiyear license agreements, customers are allowed to exchange any or all of the licensed products for an equivalent amount of new products. The first year license fee is generally recognized as revenue at the time of delivery of all products, provided there are no significant vendor obligations remaining. Subsequent annual license fees are recognized on each anniversary date, provided there are no remaining significant vendor obligations. The cost of satisfying any insignificant vendor obligations is accrued at the time revenue is recognized. In addition, the Company derives revenues from sales of its products, primarily through resellers.

Revenues from product development arrangements are generally recognized on a percentage of completion basis as milestones are completed or products produced under the arrangement.

CBT GROUP PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenues from license agreements providing product exchange rights other than annually during the term of the agreement are deferred and recognized ratably over the contract period. Such amounts, together with unearned development and license revenues, are recorded as deferred revenues in the consolidated financial statements.

COST OF REVENUES
----------------

Cost of revenues include materials (such as diskettes, packaging and documentation), royalties paid to third parties, the portion of development costs associated with product co-development arrangements, fulfillment costs and the amortization of the cost of purchased products.

INVENTORIES
-----------

Inventories are stated at the lower of cost (first in, first out) or net realizable value and consist principally of diskettes and manuals. Net realizable value is the estimated selling price less all applicable selling costs.

RESEARCH AND DEVELOPMENT
------------------------

Research and development expenditures are generally charged to operations. Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Development costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant. Through December 31, 1996, all research and development costs have been expensed.

PROPERTY AND EQUIPMENT
----------------------

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over estimated useful lives of two to five years. Major classes of property and equipment are summarized as follows (dollars in thousands):

                                              1995         1996
                                             ------       ------
Office and computer equipment                $3,065       $7,072
Furniture, fixtures and others                  632        2,670
                                             ------       ------
Total property and equipment                  3,697        9,742
Accumulated depreciation                      1,567        3,173
                                             ------       ------
Property and equipment, net                  $2,130       $6,569
                                             ======       ======

Depreciation of property and equipment amounted to $296,000, $566,000, and $1,606,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

NET INCOME PER SHARE
--------------------

Net income per share is computed using the weighted average number of ordinary and dilutive ordinary equivalent shares outstanding during the period. Each CBT ordinary share is represented by two American Depositary Shares ("ADSs"), which are the Company's publicly traded securities. Net income per equivalent ADS is therefore calculated using two times the weighted average number of ordinary and dilutive ordinary equivalent shares outstanding during the period. Dilutive ordinary equivalent shares consist of the incremental ordinary shares issuable upon conversion of the Series A and Series B redeemable convertible preferred shares and shares issuable upon the exercise of share options (using the treasury stock method) for periods in which the Company reported net income. The Series A and Series B redeemable convertible preferred shares were automatically converted to ordinary shares after the company's initial public offering in April 1995. The Converted Series A Shares were subsequently converted to treasury shares and cancelled in April 1995.

CBT GROUP PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, net income per share computations include all ordinary and ordinary equivalent shares issued by the Company at prices below the assumed public offering price during the twelve-month period prior to the offering as if they were outstanding for all periods presented (using the treasury stock method).

The net income per share is calculated using the combined weighted average number of ordinary and dilutive ordinary equivalent shares of the Company including the issuance of 106,057 shares of Company ordinary shares in exchange for all of the stock of PTS, the issuance of 36,401 shares of Company ordinary shares in exchange for all the stock of CLS and 36,531 shares of Company ordinary shares in exchange for all the stock of NTT at the beginning of the earliest period presented.

DEFINED CONTRIBUTION PLAN
-------------------------

The Company sponsors and contributes to a defined contribution plan for certain employees and directors. Contribution amounts by the Company are determined by management and allocated to employees on a pro rata basis based on the employees' contribution. The Company contributed approximately $116,000, $164,000 and $232,000 to the plan in the years ended december 31, 1994, 1995 and 1996, respectively.

STOCK BASED COMPENSATION
------------------------

Statement of Financial Accounting Standards No. 123, "Accounting for Stock - Based Compensation" encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB25") and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Under APB25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

ADVERTISING COSTS
-----------------

Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expenses amounted to $382,000, $667,000 and $1.2 million for the years ended December 31, 1994, 1995 and 1996 respectively.

RESEARCH AND DEVELOPMENT GRANTS
-------------------------------

Research and development grants are credited to the income statement and offset against the related expense.

CONCENTRATION OF CREDIT RISK
----------------------------

The principal market for the Company's products comprises major U.S. national and multinational organizations. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. To date such losses have been within management's expectations. The Company had an allowance for doubtful accounts of $200,000 and $188,000 at December 31, 1995 and 1996, respectively. The Company generally requires no collateral from its customers.

CBT GROUP PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company maintains its cash with various financial institutions. At December 31, 1995 and 1996 $40,669,000 and $36,782,000 respectively (inclusive of accrued interest of $469,000 and $248,000 respectively) was held in debt securities issued by the U.S. Treasury, under the management of a single financial institution. In addition, at December 31, 1995 and 1996, $4,864,000 and $927,000 respectively in cash was held with this institution. The Company performs periodic evaluations of the relative credit standing of all the financial institutions dealt with by the Company, and considers the related credit risk to be minimal.

ACCOUNTING FOR INCOME TAXES
---------------------------

The Company uses the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws which will be in effect when the differences are expected to reverse.

SHORT-TERM INVESTMENTS
----------------------
Short-term investments at December 31,1995 and 1996 comprise debt securities issued by the U.S. Treasury with a maturity of six months or less at the date of acquisition by the Company. These are included at cost plus accrued interest which approximates the fair market value of the securities. The Company classifies available for sale securities as short-term investments.

OTHER ASSETS
------------

Other assets at December 31, 1995 and 1996 consist primarily of deferred sales commissions. Deferred sales commissions are charged to expense when the related revenue is recognized.

2.   ACQUISITIONS, MERGER, JOINT VENTURE AND ACQUIRED INTANGIBLE ASSETS

On November 30, 1995, a merger occurred between the Company and PTS under which the Company issued 106,057 ordinary shares in exchange for all the outstanding stock of PTS.

On May 31, 1996 a merger occurred between the Company and CLS, a distributor of multimedia training and education software based in Germany, under which the Company issued 36,401 ordinary shares for all the outstanding stock of CLS. On the same date a merger occurred between the Company and NTT, the Company's Canadian distributor, under which the company issued 36,531 ordinary shares for all the outstanding stock of NTT. The financial results of the Company, PTS, CLS and NTT have been accounted for using the "pooling-of-interests" method. The "pooling-of-interests" method gives effect to the mergers as if they had occurred at the beginning of the earliest period presented. The consolidated financial statements as presented are based on the Company's historical consolidated financial statements and PTS's, CLS's and NTT's historical financial statements.

The consolidated financial information for the years ended December 31, 1995 and 1996 includes the results of PTS, CLS and NTT for the period January 1 to December 31, 1995 and 1996 respectively and the assets and liabilities of PTS, CLS and NTT as at December 31, 1995 and 1996 respectively. The comparative figures for the year ended December 31, 1994 comprise the results of the Company and CLS and NTT for those periods combined with the results of PTS for the year ended June 30, 1995.

CLS and NTT, in the five month period ended May 31, 1996 had net revenues of $1,047,000 and $781,000 respectively. Net income in that period was $45,000 at CLS and $41,000 at NTT.

PTS's results of operations for the six month period ended June 30, 1995, which reflected net revenues of $1,470,000, expenses of $1,385,000 and net income of $69,000 were included as a decrease to the Company's consolidated accumulated deficit as of December 31, 1995.

CBT GROUP PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.   ACQUISITIONS, MERGER, JOINT VENTURE AND ACQUIRED INTANGIBLE ASSETS
     (CONTINUED)

The results of the operations for the enterprises acquired in 1996 and the combined amounts presented in the consolidated financial statements are summarized below (dollars in thousands):

                                     YEARS ENDED DECEMBER 31,
                            -----------------------------------------
                              1994             1995            1996
                            --------         --------        --------
Revenues:
CBT Group PLC               $21,468           $36,937         $60,569
NTT                             746             1,207           2,349
CLS                           1,997             2,498           3,406
Intercompany Sales             (330)             (450)            -
                            -------           -------         -------
Combined                    $23,881           $40,192         $66,324
                            =======           =======         =======
Net income:
CBT Group PLC               $ 1,589           $ 5,958         $12,414
NTT                              63                82             (42)
CLS                             (69)             (466)            201
                            -------           -------         -------
Combined                    $ 1,583           $ 5,574         $12,573
                            =======           =======         =======

Dunloe Ireland Limited ("Dunloe") is a joint venture company incorporated in Ireland in 1993 by the Company and another company ("Partner"). The Company accounts for its investment in Dunloe using the equity method of accounting. The joint venture was initially established primarily to develop interactive IT education and training software under a contract with a third party. Development work under the contract performed by the Company and the Partner on behalf of Dunloe was completed in 1994. The Company, under the contract, recognized revenues of $586,000 related to the development work in 1994.

The Company acquired certain of its operating subsidiaries in 1991 for purchase consideration and assumption of certain liabilities totaling approximately $5.3 million. The purchase price was allocated to all assets acquired including approximately $3.9 million of in-process research and development which was expensed in 1991, $400,000 of acquired developed technology which was amortized over its useful life of approximately two years and $1.0 million of goodwill which was amortized over its useful life of approximately three years. In 1990, the company acquired a separate operating subsidiary for total purchase consideration of $434,000 and assumption of certain liabilities. The purchase price was allocated to all assets acquired including approximately $1.0 million of product distribution rights, which amount was amortized over an estimated useful life of approximately four years. Amortization of acquired developed technology is included in cost of revenues, while the amortization of the remaining acquired intangible asset is included in amortization of acquired intangibles. All such intangible assets acquired in 1990 and 1991 had been fully amortized at December 31, 1994.

CBT GROUP PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3.  BANK OVERDRAFT FACILITY AND OVERDRAFTS

The Company has a bank overdraft facility with AIB Bank PLC. This facility is renewable on an annual basis at the bank's discretion. Under the facility the Company may incur overdrafts with the bank up to IR195,000 (approximately $330,000 at December 31, 1996), with a variable interest rate based on the Dublin Inter-Bank Overnight Rate ("DIBOR") plus five percent (10.44 percent at December 31, 1996). This facility is collateralized by the assets of CBT Systems Limited, a wholly owned subsidiary of CBT Group PLC. The Company's UK subsidiary also has an arrangement with its bank which allows the subsidiary to maintain funds in a deposit account and to have the bank transfer the funds as necessary to pay checks written against a checking account with the same bank. At December 31, 1996, the subsidiary had written checks aggregating $0 (December 31, 1995 $364,000) in excess of the balance in the checking account.

PTS had available a $400,000 line of credit which expired on January 12, 1996. The line bore interest at the bank's prime rate plus 2%. No amount was drawn against this line of credit during 1995 or 1996.

4.  OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following at December 31 (dollars in thousands):

                                   1995      1996
                                  -------   -------
Royalties                         $ 1,489   $ 2,912
Income and other taxes payable      1,775     3,237
Other                               5,218     4,047
                                  -------   -------
                                  $ 8,482   $10,196
                                  =======   =======

5.  OPERATING LEASE COMMITMENTS

The Company leases various facilities, automobiles and equipment under non-cancellable operating lease arrangements. The major facilities leases are for terms of 2 to 5 years, (except for CBT Systems Limited's new premises which has a non-cancellable lease term of 11 years) and generally provide renewal options for terms of up to 3 additional years. Rent expense under all operating leases was approximately $715,000, $1,092,000 and $1,415,000 in 1994, 1995 and 1996,
respectively. Future minimum lease payments under these non-cancellable operating leases as of December 31, 1996, are as follows (dollars in thousands):

              1997                                  $ 1,897
              1998                                    1,889
              1999                                    1,722
              2000                                    1,570
              2001                                    1,374
              Thereafter                              5,077
                                                    -------
Total minimum lease payments                        $13,529
                                                    =======

6.  CONTINGENCIES

In May 1995, the Company was made aware of the following matter. During 1990, the Company acquired an interest in Datacode Electronics Limited ("Datacode"). Certain of the remaining shareholders in Datacode have alleged that the acquisition by the Company had the effect of depriving them of certain benefits and have claimed 21,126 of the Company's ordinary shares in compensation and have initiated legal action against the Company. The Company believes that the action taken against the company with respect to this matter is without merit and intends to defend the action vigorously.

CBT GROUP PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A major shareholder in the Company at the time of the acquisition and from whom the Company acquired its interest in Datacode has agreed to indemnify the Company against all losses arising from any action against the Company.

On February 28, 1997, CBT completed the acquisition of Applied Learning Limited, a company organized under the laws of Tasmania, Australia ("ALA"). The Company and ALA have received correspondence from National Education Training Group ("NETG"), a division of National Education Corporation, a competitor of CBT, threatening legal action with respect to matters related to the acuqisition of ALA and the alleged breach by ALA of a distributorship agreement between ALA and NETG. CBT believes that such claims are without merit and intends to vigorously defend any lawsuit commenced based on such claims.

In addition, certain claims and litigation have arisen against the Company in the ordinary course of its business. The Company believes that all claims and lawsuits against the Company are without merit, and the Company intends to vigorously contest such disputes. In the opinion of management, the outcome of such disputes will not have a material effect on its financial position, results of operations or liquidity, as reported in these financial statements.

Depending on the amount and timing of any unfavorable resolution of these matters, it is possible that the Company's future results of operations or cash flows could be materially affected in a particular period.

7.  NOTES PAYABLE TO SHAREHOLDERS

In conjunction with the acquisition of certain of its wholly owned subsidiaries in 1991, the Company assumed non-interest bearing liabilities of certain of the subsidiaries due to the subsidiaries' former parent. The original terms of the liability provided for monthly repayments commencing in 1992. The repayment terms were altered in July 1993. In October 1994, the liability totaled approximately $1,450,000. At that time, the Company renegotiated the terms of the liability into a non-interest bearing note payable under which payments of approximately $250,000 were made during the remainder of 1994 and the balance of $1,226,000 was repaid in four quarterly installments of approximately $306,000 beginning on March 31, 1995 through December 31, 1995.

8.   REDEEMABLE CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS' EQUITY

The Company's authorized share capital is divided into three classes of shares, Series A and Series B redeemable convertible preferred shares and ordinary shares, each with a par value of IR37.5p.

Dividends may only be declared and paid out of profits available for distribution determined in accordance with accounting principles generally accepted in Ireland and applicable Irish Company Law. Any dividends, if and when declared, will be declared and paid in dollars. No reserves are available for distribution as dividends.

REDEEMABLE CONVERTIBLE PREFERRED SHARES
---------------------------------------

In November 1994, CBT Systems Limited, a subsidiary of the Company, agreed to repurchase the Series A redeemable convertible preferred shares ("Series A shares") for a consideration contingent on the date of repurchase.

At March 31, 1995, CBT Systems Limited exercised its right to purchase the Series A shares for $1.35 million. The purchase of the shares was paid for from the proceeds of the initial public offering. The converted Series A shares were subsequently converted to treasury shares and cancelled in April 1995.

The Series B redeemable convertible preferred shares ("Series B shares") automatically converted into ordinary shares on a one-for-one basis, on the closing of the initial public offering on April 21, 1995.

SHARE OPTION PLANS
------------------

The Company has elected to follow Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-based Compensation" ("Statement 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

CBT GROUP PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8.   REDEEMABLE CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS' EQUITY
     (CONTINUED)

The Company has three share option plans, the 1990 Share Option Scheme (the "1990 Plan"), the 1994 Share Option Plan (the "1994 Plan") and the Supplemental Share Option Scheme (the "1996 Plan"), (collectively the "Plans").

Under the 1990 Plan, options to acquire ordinary shares in the Company may be granted to any director or employee of the Company. Under the 1994 plan, all employees and directors of the Company and any independent contractor who performs services for the Company are eligible to receive grants of non statutory options ("NSO"). Employees are also eligible to receive grants of incentive share options ("ISO") which are intended to qualify under Section 422 of the United States Internal Revenue Code of 1986, as amended. Under the 1996 Plan all employees, with the exception of directors and executive officers, are eligible to receive grants of NSO's. As of December 31, 1996, approximately 1,175,000, 1,095,846 (which includes an increase in the number of shares reserved for issuance of 429,180, authorized by a resolution passed at the Annual General Meeting of the Company on June 12, 1996). and 250,000 ordinary shares have been reserved for issuance under the 1990 Plan, the 1994 Plan and 1996 Plan, respectively. The Plans are administered by the Stock Option Committee (the "Committee").

The terms of the options granted are generally determined by the Committee. The exercise price of options granted under the 1990 Plan and ISO's granted under the 1994 Plan cannot be less than the fair market value of ordinary shares on the date of grant. In the case of ISO's granted to holders of more than 10% of the voting power of the Company the exercise price cannot be less than 110% of such fair market value. Under the 1994 Plan, the exercise price of NSO's is set by the Committee at its discretion. The term of an option under the 1994 and 1996 Plans cannot exceed ten years and, generally, the terms of an option under the 1990 Plan cannot exceed ten years. The term of an ISO granted to a holder of more than 10% of the voting power of the Company cannot exceed five years.
An option may not be exercised unless the option holder is at the date of exercise, or within three months of the date of exercise has been, a director, employee or contractor of the Company. There are certain exceptions for exercises following retirement or death. Options under the plans generally expire not later than 90 days following termination of employment or service or six months following an optionees' death or disability.

In the event that options under the plans terminate or expire without having been exercised in full, the shares subject to those options are available for additional option grants. Vesting periods of the options are determined by the Committee and are currently for periods of up to four years. Under the 1990 and 1994 Plans, options to purchase approximately 477,525 and 201,472 shares were exercisable as of December 31, 1996. There were no options exercisable under the 1996 Plan as of December 31,1996. As of December 31, 1996, 463,364 options are available for grant under the Plans.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996, respectively: risk-free interest rates of 6%; dividend yields of 0%; volatility factors of the expected market price of the Company's ordinary shares of .39 and .37; and a weighted-average expected life of the option of five years.

The Black-Scholes option model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models

CBT GROUP PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8.   REDEEMABLE CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS' EQUITY
     (CONTINUED)

require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the management's opinion, the existing models do not provide a reliable single measure of the fair value of its stock options.

For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

Pro forma net income for years ended December 31, 1995 and 1996 was $4.6 million and $6.7 million respectively. Pro forma earnings per share was $0.53 and $0.67 respectively for years ended December 31, 1995 and 1996 respectively.

A summary of the Company's stock option activity, and related information for the years ended December 31, 1995 and 1996 follows:

                                       OPTIONS OUTSTANDING

                                                                                 WEIGHTED AVERAGE
                                      NUMBER OF SHARES      PRICE PER SHARE       EXERCISE PRICE
                                      ----------------      ---------------      ----------------
Balance at December 31, 1993             623,939            $ 0.58 -   1.63           $ 0.63
Granted in 1994                          298,993              1.55 -   5.63           $ 3.47
                                        --------              -------------           ------
Balance at December 31, 1994             922,932            $ 0.58 -   5.63           $ 1.55
Granted in 1995                          397,537             16.00 -  45.13           $22.72
Exercised in 1995                       (131,066)             0.58 -   3.37           $ 0.59
Cancelled in 1995                         (1,373)                 3.37                $ 3.37
                                        --------              -------------           ------
Balance at December 31, 1995           1,188,030              0.58 -  45.13           $ 8.68
Granted in 1996                          764,999             45.25 - 116.00           $61.45
Exercised in 1996                       (387,045)             0.58 - 110.00           $ 3.90
Cancelled in 1996                        (24,525)             2.02 - 110.00           $24.61
                                        --------              -------------           ------
Balance at December 31, 1996           1,541,459            $ 0.58 - 116.00           $35.81
                                        ========              =============           ======



CBT GROUP PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8.   REDEEMABLE CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS' EQUITY
     (CONTINUED)




                                    Options Outstanding         Options Exercisable
                                     December 31, 1996
                      ----------------------------------------------------------------
                                       Weighted
                        Shares          Average      Weighted                 Weighted
                      Outstanding      Remaining     Average     Number        Average
     Range of           as of         Contractual    Exercise      of         Exercise
 Exercise Prices      12/31/96           Life         Price      Shares         Price
------------------    ---------          -----       -------    --------        ------
$   0.58 - $  0.58      201,174          5.09       $  0.58     201,174        $ 0.58
$   1.58 -    3.37      190,601          6.84          2.59     162,433        $ 2.44
$   5.63 -   10.71       40,775          7.49          5.72      13,919        $ 5.83
$  16.00 -   16.00      263,125          8.28         16.00     189,626        $16.00
$  25.00 -   45.13       85,285          8.68         39.23      11,846        $28.32
$  45.25 -   45.25      362,000          9.04         45.25     100,000        $45.25
$  45.25 -   77.00      134,249          9.29         68.40           0             0
$  78.50 -   78.50      242,500          9.56         78.50           0             0
$  86.00 -  110.00       18,000          9.84         98.29           0             0
$ 116.00  - 116.00        3,750          9.79        116.00           0             0
------------------    ---------          ----       -------     -------        ------
$   0.58  - 116.00    1,541,459          8.18       $ 35.81     678,997        $12.51


Other Options

                                         Options Outstanding
                                    --------------------------------------------
                                     Number         Share       Weighted Average
                                    of Shares       Price       Exercise Price
                                    ---------       -----       ----------------
Granted in 1994                      $46,666         1.58            $1.58
Cancelled in 1996                     13,000         1.58            $1.58
                                     -------        -----           ------
Balance at December 31, 1996          33,666         1.58            $1.58
                                     =======        =====           ======


The weighted average fair value of options granted during the years ended December 31, 1995 and 1996 was $4.92 and $12.93 respectively. In November 1996, the Company granted to Forbairt, in conjunction with their approval of an employment grant, a rent reduction grant and a management development grant, an option to purchase 2,500 ordinary shares with an exercise price equal to the fair market value at the time of exercise. The option expires at December 31, 1998.

CBT GROUP PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9.  INCOME TAXES


Income before provision for income taxes consists of the following:
(dollars in thousands)

                                                 December 31
                                          -------------------------
                                           1994     1995     1996
                                          -------  -------  -------
Ireland                                   $2,969   $6,308   $12,264
Rest of world                               (927)     543     2,694
                                          ------   ------   -------
 Total                                    $2,042   $6,851   $14,958
                                          ======   ======   =======

The provision for income taxes consists of the following:

Current                                      599    1,339     2,127
Deferred                                    (140)     (62)      258
                                          ------   ------   -------
Total provision for income tax            $  459   $1,277   $ 2,385
                                          ======   ======   =======

The current provision for 1996 relates predominantly to provision for income taxes in Ireland and includes an adjustment at the beginning of the year valuation allowance of $242,000. The deferred provision relates to one of the Company's U.S. subsidiaries.

The provision for income taxes differs from the amount computed by applying the statutory income tax rate to income before taxes. The sources and tax effects of the difference are as follows:

Income taxes computed at the Irish statutory income tax rate of 40%


                                                   DECEMBER 31
                                          ---------------------------
                                            1994      1995      1996
                                          --------  --------  --------
(dollars in thousands)
Income taxes computed at the Irish
  statutory income tax rate of 40%
  for 1994, 38.5% for 1995 and 38%
  for 1996                                $   812   $ 2,774   $ 5,684
Income from Irish manufacturing
 operations taxed at lower rates           (1,124)   (1,804)   (3,815)
Income subject to higher rate of tax          195       542     1,099
Operating losses not utilized                 548        77       961
Operating losses utilized                     (97)     (136)     (554)
Intangible asset amortization and other
 non-deductible expenses                      287        53      (461)
Change in valuation allowance                (159)       --       242
Other individually immaterial items            (3)       --        --
Profits arising not subject to tax             --      (229)     (771)
                                          -------   -------   -------
                                          $   459   $ 1,277   $ 2,385
                                          =======   =======   =======

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the company's deferred taxes consist of the following:

CBT GROUP PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9.  INCOME TAXES (CONTINUED)
                                                         DECEMBER 31,
                                                         1995    1996
                                                        -----   -----
(dollars in thousands)
Deferred tax assets
Net operating loss carry forwards                       $ 898   $ 882
Valuation allowance                                      (500)   (742)
                                                        -----   -----
Net deferred tax assets                                 $ 398   $ 140
                                                        =====   =====

At January 1, 1995 the valuation allowance was $620,000.

At December 31, 1996, the Company had net operating loss carry forwards in its UK and South African subsidiaries of approximately $1,460,000 and $109,000 respectively. The utilization of these net operating loss carry forwards is limited to the future profitable operations of the Company in the tax jurisdictions in which such carry forwards arose. These losses carry forward indefinitely.

At December 31, 1996, the Company has a net operating loss carry forward of approximately $1.5 million for U.S. federal income tax purposes which will expire in 2008 and 2009 if not previously utilized. Utilization of the U.S. net operating loss carry forward may be subject to an annual limitation due to the change in ownership rules provided by the Internal Revenue Code of 1986. This limitation and other restrictions provided by the Internal Revenue Code of 1986 may reduce the net operating loss carry forward such that it would not be available to offset future taxable income of the U.S. subsidiary.

10.  INDUSTRY AND GEOGRAPHIC INFORMATION

The Company and its subsidiaries operate in one industry segment, the development and marketing of interactive education and training software. Operations outside of Ireland consist principally of sales and marketing. Transfers between geographic areas are accounted for at amounts which are generally above costs. Such transfers are eliminated in the consolidated financial statements. Identifiable assets are those assets that can be directly associated with a particular geographic area. The following is a summary of operations within geographic areas:

                                              DECEMBER 31
                                       -------------------------
                                        1994     1995     1996
                                       -------  -------  -------
(dollars in thousands)
Revenue from unaffiliated customers
-----------------------------------
Ireland                                $     7  $     8  $   774
Europe, excluding Ireland                7,050    9,013   13,177
United States                           15,616   29,380   49,312
Other                                    1,208    1,791    3,061
                                       -------  -------  -------
Total revenue                          $23,881  $40,192  $66,324
                                       =======  =======  =======

CBT GROUP PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10. INDUSTRY AND GEOGRAPHIC INFORMATION (CONTINUED)

                                                                   DECEMBER 31
                                                        1994          1995          1996
                                                       -------      --------      --------
(dollars in thousands)
TRANSFERS BETWEEN GEOGRAPHIC AREAS
 (eliminated on consolidation)
Ireland                                                 $10,240      $ 18,018      $ 31,732
Europe, excluding Ireland                                    --            --            --
United States                                               330           450            --
Other                                                        --            --            --
                                                        -------      --------      --------
Total transfers                                         $10,570      $ 18,468      $ 31,732
                                                        =======      ========      ========
Income from operations
Ireland                                                 $ 3,155      $  6,373      $ 12,266
Europe, excluding Ireland                                   147          (744)         (517)
United States                                            (1,225)          328         1,068
Other                                                       122            44           (72)
                                                        -------      --------      --------
Income from operations                                  $ 2,199      $  6,001      $ 12,745
                                                        =======      ========      ========
IDENTIFIABLE ASSETS
Ireland                                                              $ 72,059      $ 88,130
Europe, excluding Ireland                                               6,380         7,239
United States                                                          18,227        28,648
Other                                                                  41,629        44,649
Eliminations                                                          (72,673)      (83,755)
                                                                     --------      --------
                                                                     $ 65,622      $ 84,911
                                                                     ========      ========

11. EVENTS SUBSEQUENT TO DATE OF AUDITORS' REPORT -- UNAUDITED


On February 28, 1997, the Company acquired Applied Learning Limited ("ALA") an Australian based distributor of multimedia training and education software and performance related services. ALA's distribution operations are located in Sydney, Brisbane, Melbourne and also in Wellington, New Zealand. The products distributed by ALA in Australia and New Zealand are supplied by a variety of suppliers in North America and Europe, of which CBT is a significant supplier. CBT also distributes ALA products in North America and Europe. The acquisition will be accounted for as a "pooling of interests."

                  Selected Pro Forma Consolidated Information


                               Year ended
                            December 31, 1996
                            -----------------
    Revenue                 $ 73.7  million
                            =======
    Net income              $ 12.0  million
                            =======
    Earnings per share      $  1.22
                            =======

Ernst & Young
Chartered Accountants

REPORT OF ERNST & YOUNG, INDEPENDENT AUDITORS

The Board of Directors and Shareholders,
CBT Group PLC

We have audited the consolidated balance sheets of CBT Group PLC as of December 31, 1995 and 1996 and the related consolidated statements of operations, changes in redeemable convertible preferred shares and shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated January 20, 1997. Our audits also included the financial statement schedule of the Company listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. We did not audit the financial statements of Personal Training Systems, a company acquired by the Company in a business combination accounted for as a pooling-of-interests as described in Note 2 to the Consolidated Financial Statements, which statements reflect total revenues of $2,842,000 for the year ended June 30, 1995. We have been furnished with the report of the auditors with respect to the schedule of Personal Training Systems.

In our opinion, based on our audits and the report of other auditors, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young
ERNST & YOUNG
Chartered Accountants


Dublin, Ireland

Date:  January 20, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

          The Company's definitive Proxy Statement will be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's Annual General Meeting to be held on or about June 5, 1997 (the "Proxy Statement"). Certain information required by this item is incorporated by reference from the information contained in the Proxy Statement under the caption "Election of Directors." For information regarding executive officers of the Company, see Part I of this Form 10-K under the caption "Executive Officers."

ITEM 11.  EXECUTIVE COMPENSATION

          The information required by this item will be contained in the Company's definitive Proxy Statement under the caption "Executive Compensation" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this item will be contained in the Company's definitive Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this item will be contained in the Company's definitive Proxy Statement under the caption "Certain Transactions" and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)  Documents filed as a part of this Form 10-K.

               (1)  Financial Statements.  The following CBT Group PLC
                    --------------------
                    Consolidated Financial Statements Prepared in Accordance with US GAAP are incorporated herein by reference to Item 8 of this Form 10-K:

                    Consolidated Balance Sheets - December 31, 1995 and 1996. Consolidated Statements of Operations - December 31, 1994,
                       1995 and 1996.
                    Consolidated Statements of Changes in Redeemable Convertible
                       Preferred Shares and Shareholders' Equity (Deficit).
                    Consolidated Statements of Cash Flows - December 31, 1994,
                       1995 and 1996.
                    Notes to Consolidated Financial Statements.
                    Report of Chartered Accountants.

               (2)  Financial Statement Schedule.  The following financial
                    -----------------------------
                    statement schedule of CBT Group PLC for the fiscal years ended December 31, 1994, 1995 and 1996 is filed as part of this Form 10-K and should be read in conjunction with the Company's Consolidated Financial Statements included in Item 8 of this Form 10-K.

                                 Schedule                        Page #
                                 --------                        ------
                    II  Valuation and Qualifying Accounts          S-1

                    Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

               (3)  Exhibits.  See Exhibit Index at page 49-50 of this Form
                    --------
                    10-K.

          (b)  Reports on Form 8-K.

               Not applicable.

          (d)   Exhibits.

                                 EXHIBIT INDEX

 2.1(1) Amended and Restated Agreement and Plan of Reorganization dated November 29, 1995 among Registrant, CBT Acquisition Subsidiary, a Delaware corporation, and Personal Training Systems, Inc., a California corporation.

 2.2(8) Implementation Deed dated as of November 26, 1996, as amended, by and among Registrant, Applied Learning Limited and Arie Baalbergen, James Josephson, Geoffrey Bransbury and Brian Hacker (including schedules thereto).

 3.1(2)    Memorandum and Articles of Association of CBT Group PLC.

 4.1(2)    Specimen certificate representing the ordinary shares.

 4.2(5) Amended and Restated Deposit Agreement (including the form of American Depositary Receipt), dated as of April 13, 1995 and amended and restated as of April 11, 1996, among the Company, The Bank of New York, as Depositary, and each Owner and Beneficial Owner from time to time of American Depositary Receipts issued thereunder.

 4.3(6) Amended and Restated Restricted Deposit Agreement (including the form of American Depositary Receipt), dated as of November 30, 1995 and amended and restated as of April 11, 1996, among the Company, The Bank of New York, as Depositary, and each Owner and Beneficial Owner from time to time of American Depositary Receipts issued thereunder.

10.1(2)*   1990 Share Option Scheme.

10.2(2)*   1994 Share Option Plan.

10.3(2)*   1995 Employee Share Purchase Plan.

10.4(2)* Form of Indemnification Agreement between Thornton Holdings, Ltd. and its directors and officers dated as of April, 1995.

10.5(2) Supplemental Agreement among Hoskyns, CBT Group PLC and CBT Systems Limited dated as of March 31, 1995.

10.6(2) Share Purchase Agreement between CBT Systems Limited and CBT Group PLC dated as of March 31, 1995.

10.7(2) Distribution and License Agreement between CBT Group PLC and CBT Systems Limited dated as of March 14, 1995 (including form of Amendment No. 1).

10.8(2) License Agreement dated June 7, 1994 between CBT (Technology) Limited and CBT Systems Limited.

10.9(2) Cost Sharing Agreement dated January 4, 1994 between CBT (Technology) Limited and CBT Systems Limited.

10.10(2)*  Agreement between CBT Group PLC and Patrick McDonagh dated
           April 9, 1995.

10.11(3)*  Personal Training Systems, Inc. 1991 Stock Plan.

10.12(4) Lease Agreement dated March 8, 1995 between CBT Systems USA, Ltd. and Lincoln Menlo VIII Limited Partnership for the facility located at 1005 Hamilton Court , Menlo Park, California 94025.

10.13(4) Lease Agreement dated November 17, 1995 between Yellowknife Limited, CBT Systems Limited and CBT Group PLC with respect to the lease of Block 4/5, Phase 2, Beech Hill Office Campus, Dublin, Ireland.

10.14(6)*  Employment Agreement effective as of January 2, 1996 between
           CBT Group PLC, CBT Systems USA, Ltd. and Gregory M. Priest.

10.15(7)*  Letter Agreement effective as of September 3, 1996 between CBT
           Group PLC, CBT Systems USA, Ltd. and James J. Buckley.

10.16*     1996 Supplemental Stock Plan.

10.17*     Letter Agreement between CBT Systems USA, Ltd. and Jeffrey N. Newton.

10.18*     Letter Agreement between CBT Systems USA, Ltd. and William B. Lewis.

11.1       Computation of net income (loss) per share.

22.1       List of Significant Subsidiaries.

23.1       Consent of Ernst & Young, Chartered Accountants.

24.1       Power of Attorney (see page 51).

27.1       Financial Data Schedule.
----------
  * Denotes management or compensatory plan or arrangement required to be filed by Registrant pursuant to Item 14(c) of this report on Form 10-K.

(1) Incorporated by reference to exhibit included in Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 1995.

(2) Incorporated by reference to exhibit included in Registrant's Registration Statement on Form F-1 (File No. 33-89904) declared effective with the Securities and Exchange Commission on April 13, 1995.

(3) Incorporated be reference to exhibit included in Registrant's Registration Statement on Form S-8 (File No. 333-504) filed with the Securities and Exchange Commission on January 21, 1996.

(4) Incorporated by reference to exhibit included in Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 as filed with the Securities and Exchange Commission on March 30, 1996.

(5) Incorporated by reference to exhibit included in Registrant's Registration Statement on Form F-6 (File No. 33-90380) filed with the Securities and Exchange Commission on April 15, 1996.

(6) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1996 as filed with the Securities and Exchange Commission on August 14, 1996.

(7) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1996 as filed with the Securities and Exchange Commission on November 14, 1996.

(8) Incorporated by reference to exhibit included in Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 14, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Company has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 1997.

                                       CBT GROUP PUBLIC LIMITED COMPANY


                                       /s/  James J. Buckley
                                       --------------------------------
                                       James J. Buckley,
                                       President and Chief Executive Officer


                               POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James J. Buckley and Gregory M. Priest jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                                   TITLE                      DATE
---------------------------  -----------------------------------  --------------
  /s/  William G. McCabe     Chairman of the Board                March 30, 1997
-------------------------
William G. McCabe


  /s/  James J. Buckley      President, Chief Executive Officer   March 30, 1997
-------------------------    and Director (Principal Executive
James J. Buckley             Officer)


/s/  Gregory M. Priest       Vice President, Finance, Chief       March 30, 1997
-------------------------    Financial Officer and Director
Gregory M. Priest            (Principal Financial Officer)


/s/  John P. Hayes           Group Financial Controller and       March 30, 1997
-------------------------    Director (Principal Accounting
John P. Hayes                Officer)


                             Director                             March   , 1997
-------------------------
John M. Grillos


                             Director                             March   , 1997
-------------------------
Patrick J. McDonagh


/s/  John M. Fortune         Director                             March 30, 1997
-------------------------
John M. Fortune


                       VALUATION AND QUALIFYING ACCOUNTS
                 Years Ended December 31, 1994, 1995 and 1996
                            (dollars in thousands)

                                    Balance at   Charged to   Charged to
                                    Beginning    Costs and      Other                    Balance at
                                      of Year     Accounts     Accounts    Deductions    End of Year
                                    ---------    ---------    --------     ----------    -----------
Year ended December 31, 1994

   Deducted from asset accounts
   Allowance for doubtful accounts       176         67            0           0             243
                                         ===       ====          ===         ===             ===

Year ended December 31, 1995

   Deducted from asset accounts
   Allowance for doubtful accounts       243       (122)           0          79             200
                                         ===       ====          ===         ===             ===

Year ended December 31, 1996

   Deducted from asset accounts
   Allowance for doubtful accounts       200       ( 12)           0           0             188
                                         ===       ====          ===         ===             ===