Form 10-K/A
period 1996-12-31
CBT GROUP PLC
filed 1997-04-15
CIK 940181

                                 UNITED STATES
                      SECURITIES  AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-K/A

                                AMENDMENT NO. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996    Commission File Number:  0-25674


                        CBT GROUP PUBLIC LIMITED COMPANY
             (Exact name of registrant as specified in its charter)


       REPUBLIC OF IRELAND                                NONE
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


                              1005 HAMILTON COURT
                             MENLO PARK, CA  94025
                    (Address of principal executive offices)


Registrant's telephone number, including area code:  (415) 614-5900

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
     -------------------               -----------------------------------------

          None                                               None

          Securities registered pursuant to Section 12(g) of the Act:

                            Ordinary Shares IR37.5p
                                (Title of class)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period of time that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   X   Yes     No
                                    ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the registrant's Form 10-K or any amendment to the registrant's Form 10-K. [_]

The aggregate market value of the voting shares held by non-affiliates of registrant was $796,656,952.50 as of March 15, 1997 (excludes 386,420 shares which may be deemed to be held by directors, officers and affiliates of registrant as of March 15, 1997).

The number of registrant's equivalent American Depositary Shares outstanding as of March 15, 1997 was 18,595,722.

                                    PART III

 [Part III of Registrant's Annual Report on Form 10-K for the fiscal year ended
    December 31, 1996 is hereby amended in its entirety to read as follows]

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The following table sets forth certain information, as of March 31, 1997, for the current non-employee directors of the Company:

          NAME                     AGE     POSITIONS WITH THE COMPANY
          ----                     ---     --------------------------
          John M. Fortune           43     Director
          Patrick J. McDonagh       45     Director
          John M. Grillos           55     Director

Mr. Fortune has been a director of the Company since March 1990 and served as Vice President, Finance and Corporate Development and Chief Financial Officer of the Company from January 1995 until November 1995. From April 1993 to January 1995, Mr. Fortune acted as a consultant to the Company for certain special financial and strategic projects. Prior to that period, Mr. Fortune was an Executive Director of the Company. Before joining the Company, Mr. Fortune was a Director of Corporate Finance with the Investment Bank of Ireland Limited.

Mr. McDonagh was a founding member of and has been a director of the Company since September 1989. He has not taken an active role in the Company's management since 1991 and is currently a private investor.

Mr. Grillos has been a director of the Company since February 1994. Mr. Grillos has been a Partner of ITech Partners, L.P., a venture capital partnership focused on very early stage information technology companies, since 1997. Prior to such time, and from August 1988, Mr. Grillos was a Managing Director of Robertson, Stephens & Company LLC, an investment banking firm, in its venture capital group. Mr. Grillos is also a member of the Board of Directors of Summit Design, Inc.

There are no family relationships among any of the directors or executive officers of the Company.

For information regarding the Company's employee directors and current executive officers see Part I of the Registrant's Form 10-K under the caption "Executive Officers."

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers (as defined in the rules under Section
16) and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file certain reports with the Securities and Exchange Commission (the "Commission") and the National Association of Stock Dealers, Inc. regarding ownership of, and transactions in, the Company's securities. Such officers, directors and ten percent holders are also required by the Commission's rules to furnish to the Company copies of all
Section 16(a) forms that they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during the fiscal year ended December 31, 1996 (the "Last Fiscal Year") all
Section 16(a) filing requirements applicable to its executive officers, directors and ten percent holders were complied with, except that, after leaving the Company, Mr. Richard P. Ream, a former officer of the Company, filed one Form 4 late with respect to one transaction.

ITEM 11.  EXECUTIVE COMPENSATION

IMPORTANT NOTE ABOUT SHARE NUMBERS AND DOLLAR VALUES

Effective May 15, 1996, the Company effected a two-for-one split of its American Depositary Shares ("ADSs"), such that each ADS is now represented by one-half of one Ordinary Share of the Company. The share numbers in this section give effect to such ADS split unless otherwise noted. All references to "dollars" or "$" are to U.S. dollars unless otherwise noted.

SUMMARY COMPENSATION TABLE

The following table discloses, for the Last Fiscal Year, compensation earned by each individual serving as the Company's Chief Executive Officer and each of the four other most highly compensated executive officers (collectively, the "Named Executive Officers"), and compensation earned by the Named Executive Officers for the fiscal years ended December 31, 1995 and 1994:

                                                                                             Long-Term
                                                     Annual Compensation                    Compensation
                                              -----------------------------------------------------------------
                                                                                               Options to
                                                                          Other Annual        Purchase ADS          All Other
Name and Principal Position              Year    Salary (1)    Bonus     Compensation(2)      Equivalents         Compensation (3)
--------------------------------------------------------------------------------------------------------------------------------
William G. McCabe(4)                     1996    $120,000    $380,000        $    --            200,000            $31,800
Chairman of the Board                    1995     120,000     410,000             --            250,000             32,080
                                         1994     120,000     232,500             --             93,332             39,000

James J. Buckley(4)                      1996     125,618      50,000             --            485,000                 --
President, Chief Executive
 Officer and Director

John M. Todd                             1996      66,792     217,658             --             19,000              6,817
European Sales Director                  1995      66,172     137,586             --             30,000              6,630
                                         1994      67,412      71,298             --             38,332              6,250

Morten G. Weaver                         1996      69,835     194,196             --             37,500                 --
Vice President, Pacific Rim Sales        1995      66,000     252,907             --             30,000                 --
                                         1994      65,000     148,109             --             38,332                 --

Gregory M. Priest(5)                     1996     125,000      89,250             --              5,000                 --
Vice President, Finance,                 1995       5,208          --             --            160,000                 --
 Chief Financial Officer and
 Director

William A. Beamish                       1996      80,000      85,000             --             25,000              6,360
Vice President, Product                  1995      70,000      91,000         34,449             30,000              6,980
 Strategy and Development                1994      70,000      72,345             --             26,666              6,380



----------------------------

(1) Salary includes amount deferred pursuant to the Company's 401(k) plan.

(2) Includes $24,000 paid to Mr. Beamish for rental reimbursement in 1995.

(3) Represents $39,000 paid to Mr. McCabe; $6,250 paid to Mr. Todd; and $6,380 paid to Mr. Beamish in 1994;$32,080 paid to Mr. McCabe; $6,630 paid to Mr. Todd; and $6,980 paid to Mr. Beamish in 1995; and $31,800 paid to Mr. McCabe; $6,817 paid to Mr. Todd; and $6,360 paid to Mr. Beamish in 1996 pursuant to a defined contribution plan.

(4) Mr. McCabe was the Chairman of the Board, Chief Executive Officer and President until September 1996, when he stepped down as President. In September 1996, Mr. Buckley joined the Company as President and Chief Operating Officer. In December 1996, Mr. Buckley became the Chief Executive Officer of the Company. Consequently, Mr. Buckley's compensation information is from September 1996 through December 31, 1996.

(5) Mr. Priest joined the Company as Vice President, Finance and Chief Financial Officer in December 1995.

OPTION GRANTS IN LAST FISCAL YEAR

The following table provides information with respect to options granted during the Last Fiscal Year to the Named Executive Officers:

                                                            Individual Grants                                 Potential Realizable
                                                                                                                Value at Assumed
                                                                                                             Annual Rates of Stock
                                                                                                               Price Appreciation
                                                                                                               for Option Term (1)
                             ------------------------------------------------------------------------------------------------------
                                    Number of        Percent of Total
                                Equivalent ADSs      Options Granted       Exercise
                                for Which Options    to Employees in       Price Per       Expiration
       Name                   Were Granted (2)(3)    Last Fiscal Year    Equivalent ADS(4)    Date         5%           10%
       ----                  ------------------------------------------------------------------------------------------------------
William G. McCabe(5)                 200,000              13.1%            $22.625           1/16/06  $ 2,845,748     $ 7,211,685

James J. Buckley                     485,000              31.7               39.25           7/25/06   11,971,795      30,338,880

John M. Todd                          14,000               0.9              22.625           1/16/06      199,202         504,818
                                       5,000               0.3               34.00           4/12/06      106,912         270,936

Morten G. Weaver                      25,000               1.6              22.625           1/16/06      355,719         901,461
                                      12,500(6)            0.8               34.00           4/12/06      267,280         677,341

Gregory M. Priest                      5,000               0.3               34.00           4/12/06      106,912         270,936

William A. Beamish                    20,000               1.3              22.625           1/16/06      284,575         721,168
                                       5,000               0.3               34.00           4/12/06      106,912         270,936

----------------------------------

(1) Potential realizable value assumes that the share price (based on the fair market value of the ADSs) increases from the date of grant until the end of the option term (10 years) at the annual rate specified (5% and 10%). If the price of the ADSs were to increase at such rates from the price at December 31, 1996, the last trading day of the Last Fiscal Year ($54.25 per ADS) over the next ten years, the resulting ADS price at 5% and 10% appreciation would be approximately $88.38 and $140.71, respectively. The assumed annual rates of appreciation are specified in Commission rules and do not represent the Company's estimate or projection of future share price. The Company does not necessarily agree that this method can properly determine the value of an option.

(2) All options in this table were granted under the Company's 1994 Share Option Plan (the "1994 Plan") or 1990 Share Option Scheme (the "1990 Plan"). The options expire ten years from the date of grant, subject to earlier termination in the event of the optionee's cessation of service with the Company. The 1994 Plan and the 1990 Plan are currently administered by the Stock Option Committee of the Board of Directors, which has broad discretion and authority to amend outstanding options and to reprice options, whether through an exchange of options or an amendment thereto.

(3) Unless otherwise indicated, options generally vest over four years such that 12/48ths of the shares subject to the option vest one year from the respective date of grant and as to 1/48th each month thereafter.

(4) Options were granted at an exercise price equal to the fair market value of the Company's ADSs, as determined by reference to the closing price of the ADSs as reported on the Nasdaq National Market on the last trading day prior to the date of grant.

(5)  The shares subject to this option became fully vested on January 16, 1996.

(6) 5,000 shares subject to this option vest on April 12, 1997 and the balance of the shares vest as to 1/20th each month thereafter.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

The following table provides information with respect to option exercises in the Last Fiscal Year by the Named Executive Officers and the value of such officers' unexercised options at December 31, 1996:

                                                                     Number of Equivalent ADSs
                                                                     Subject to Unexercised           Value of Unexercised
                                                                           Options at               In-the-Money Options at
                                                                         Fiscal Year-End               Fiscal Year End (3)
                                                            --------------------------------------------------------------------
                              Equivalent         Value
                             ADSs Acquired      Realized
     Name                    on Exercise(1)       (2)        Exercisable      Unexercisable      Exercisable      Unexercisable
     ----                    ---------------------------------------------------------------------------------------------------
William G. McCabe                       --     $      --        849,998               --          $39,401,126       $      --

James J. Buckley                        --            --             --           485,000                  --        7,275,000

John M. Todd                        97,000      4,465,950        68,873            43,583           3,547,131        1,741,480

Morten G. Weaver                    95,414      5,465,569        15,000            61,082             693,750        2,209,553

Gregory M. Priest                   39,430      1,349,501         3,902           121,668             123,635        3,797,876

William A. Beamish                  95,000      5,250,511       138,892            25,000           7,243,291          733,750


(1) Employees of the Company, including the Named Executive Officers, have a choice of acquiring either Ordinary Shares or ADSs representing such Ordinary Shares upon exercise of options.

(2) Market value of underlying shares based on the closing price of the ADSs on the Nasdaq National Market on the date of exercise, minus the exercise price.

(3) Market value of shares underlying in-the-money share options based on the closing price of $54.25 per ADS on the Nasdaq National Market on December 31, 1996 (the last trading day of the Last Fiscal Year), minus the exercise price.

COMPENSATION OF DIRECTORS

No director receives any cash compensation for his services as a member of the Board of Directors, although each director is reimbursed for his expenses in attending Board and related Committee meetings. Directors who serve on committees of the Board of Directors receive no additional compensation.

EMPLOYMENT CONTRACTS AND ARRANGEMENTS

On January 2, 1996, the Company entered into an Employment Agreement with Gregory M. Priest, pursuant to which agreement the Company agreed to employ Mr. Priest as Vice President, Finance and Chief Financial Officer of the Company. Mr. Priest also was nominated to serve as a director of the Company. Under the terms of the Agreement, Mr. Priest receives an annual minimum base salary of $125,000 and is entitled to an annual bonus of not less than $30,000 based upon the satisfaction of certain performance goals for the Company. The Agreement does not contain any specified minimum term of employment and both paries have acknowledged that Mr. Priest's employment with the Company is at-will. In the event the Company terminates Mr. Priest for any reason other than Cause (as defined in the Agreement) or the Company otherwise breaches any material term of the Agreement, the Company agrees to employ Mr. Priest as a consultant or part-time employee until the value of vested options previously granted to Mr. Priest (as represented by the difference between the aggregate fair market value and aggregate exercise price thereof) equals a specified percentage of Mr. Priest's compensation at the time of such termination or breach.

On July 24, 1996, the Company executed an employment offer letter with James J. Buckley pursuant to which Mr. Buckley became the President and Chief Operating Officer of the Company, effective as of September 3, 1996. In accordance with the terms of the offer letter, Mr. Buckley receives an annual base salary of $385,000 and a targeted bonus of approximately $150,000, subject to the achievement of certain performance objectives. In connection with the offer letter, Mr. Buckley received an aggregate of 485,000 options at an exercise price equal to the fair market value thereof at such date. The options vest over four years, with the initial 25% vesting after one year and the remainder on a monthly basis thereafter.

COMPENSATION AND STOCK OPTION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the Last Fiscal Year, the Compensation Committee of the Board of Directors consisted of directors McCabe, Fortune, McDonagh and Grillos, and the Stock Option Committee consisted of directors McDonagh and Grillos. Messrs. McDonagh and Grillos, who have served as members of each of the Compensation Committee and the Stock Option Committee since they were established in February 1995, were not officers or employees of the Company during the Last Fiscal Year.

Mr. McCabe has served on the Compensation Committee since February 1995 and is the Chairman of the Board of the Company. Mr. McCabe also served as President of the Company until September 1996 and Chief Executive Officer until December 1996. Mr. Fortune served as the Vice President, Finance and Chief Financial Officer of the Company until November 1995.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's ADSs as of March 15, 1997 by (a) each director, (b) each of the Named Executive Officers; (c) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the Company's ADSs; and (d) all current directors and executive officers as a group. The number and percentage of ADSs beneficially owned is determined under the rules of the Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares that the individual has the right to acquire within sixty (60) days of March 15, 1997 through the exercise of share options or other rights. Unless otherwise indicated, each person has sole voting and investment power (or shares such powers with his spouse) with respect to the shares shown as beneficially owned.

A total of 18,595,722 of the Company's ADSs were issued and outstanding as of March 15, 1997.

                                                                                          Approximate
                                                                   Equivalent ADSs        Percentage
Name of Person or Identity of Group                              Beneficially Owned         Owned
-----------------------------------                              ------------------      -----------
Putnam Investments, Inc.(1)                                         2,412,256                13.0%
One Post Office Square
Boston, MA  02109

Standard Life Assurance Co. plc(2)                                  1,170,000                 6.3
32/33 College Green
Dublin 2, Ireland

William G. McCabe (3)                                                 699,998                 3.6

Morten G. Weaver (4)                                                  225,218                 1.2

William A. Beamish (5)                                                 86,194                   *

John M. Todd (6)                                                       34,185                   *

Gregory M. Priest (7)                                                  14,708                   *

John M. Grillos                                                         2,408                   *

John P. Hayes (8)                                                       1,926                   *

John M. Fortune                                                         1,484                   *

James J. Buckley                                                           --                  --

Patrick J. McDonagh                                                        --                  --

All current directors and executive officers as a group             1,329,948                 6.8
(14 persons)(9)

-----------------------------
*Less than 1%.

1) All of such shares are represented by ADSs. Based on information contained in the Schedule 13G/A filed with the Commission for the fiscal year ended December 31, 1996 by Putnam Investment Management, Inc. ("PIM"), Putnam Advisory Company, Inc. ("PAC") and Putnam New Opportunities Fund ("Fund"), investment managers (together with their parent corporations, Putnam Investments, Inc. ("PI") and Marsh & McClennan Companies, Inc. ("MMC")). MMC does not have sole voting power, shared voting power, sole dispositive power or shared dispositive power with respect to any of the shares. PI does not have sole voting power, shared voting power or sole dispositive power with respect to any of the shares and has shared dispositive power with respect to all of the shares. PIM does not have sole voting power, shared voting power or sole dispositive power with respect to any of the shares and has shared dispositive power with respect to 2,351,456 shares. PAC does not have sole voting power, shared voting power or sole dispositive power with respect to any of the shares and has shared dispositive power with respect to 60,800 shares. Fund does not have sole voting power, shared voting power or sole dispositive power with respect to any of the shares and has shared dispositive power with respect to 1,052,900 shares. The shares were acquired for investment purposes by such investment managers for certain of their advisory clients.

2) These shares are registered in the name of Ulster Bank Dublin Nominees
   Limited.

3) Represents 699,998 equivalent ADSs issuable upon the exercise of options held by Mr. McCabe, which options are exercisable within sixty (60) days of March 15, 1997.

4) Includes 35,582 equivalent ADSs issuable upon the exercise of options held by Mr. Weaver, which options are exercisable within sixty (60) days of March 15, 1997.

5) Includes 76,496 equivalent ADSs issuable upon the exercise of options held by Mr. Beamish, which options are exercisable within sixty (60) days of March 15, 1997.

6) Represents 34,185 equivalent ADSs issuable upon the exercise of options held by Mr. Todd, which options are exercisable within sixty (60) days of March 15, 1997.

7) Represents 14,708 equivalent ADSs issuable upon the exercise of options held by Mr. Priest, which options are exercisable within sixty (60) days of March 15, 1997.

8) Represents 1,926 equivalent ADSs issuable upon the exercise of options held by Mr. Hayes, which options are exercisable within sixty (60) days of March 15, 1997.

9) Includes 943,528 equivalent ADSs issuable upon the exercise of options held by current officers and directors of the Company as a group, which options are exercisable within sixty (60) days of March 15, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Ownership of CBT Technology

Approximately 9% of the CBT Technology ("CBT T") outstanding share capital, representing a special non-voting class, is owned by Stargazer Productions ("Stargazer"), an unlimited company which is wholly-owned by officers and key employees of the Company. CBT T has in the past and may in the future declare and pay dividends to Stargazer, and Stargazer may pay dividends to its shareholders out of such amounts. Any such dividends would be treated as compensation expense by the Company and would be included in the Company's operating expenses under U.S. generally accepted accounting principles.

Loan to Mr. Priest

In February 1996, Gregory M. Priest, the Company's Vice President, Finance, Chief Financial Officer and a director of the Company, received an interest-free loan from the Company in the amount of $125,000 with principal payable in four annual installments, commencing in February 1997. In February 1997, Mr. Priest repaid to the Company $31,250 of the principal amount due under the loan. As of the date hereof, $93,750 remains outstanding under the loan. The largest aggregate amount outstanding under the loan during fiscal year 1996 was $125,000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Company has duly caused this Form 10-K/A to Registrant's Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of April, 1997.

                                      CBT GROUP PUBLIC LIMITED COMPANY


                                           /s/ James J. Buckley
                                      -----------------------------------
                                      James J. Buckley,
                                      President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this Form 10-K/A has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


SIGNATURE                        TITLE                             DATE
---------                        -----                             ----
             *                  Chairman of the Board              April 14, 1997
----------------------------
William G. McCabe

             *                  President, Chief Executive         April 14, 1997
---------------------------     Officer and Director (Principal
James J. Buckley                Executive Officer)


             *                  Vice President, Finance, Chief     April 14, 1997
---------------------------     Financial Officer and Director
Gregory M. Priest               (Principal Financial Officer)


             *                  Group Financial Controller and     April 14, 1997
---------------------------     Director (Principal Accounting
John P. Hayes                   Officer)


                                Director
---------------------------
John M. Grillos

                                Director
---------------------------
Patrick J. McDonagh


             *                  Director                           April 14, 1997
---------------------------
John M. Fortune


* /s/ Gregory M. Priest
---------------------------
Gregory M. Priest
Attorney-in-Fact