Form 10-Q
period 1997-03-31
CBT GROUP PLC
filed 1997-05-14
CIK 940181

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                   FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1997

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition period from ________ to ________

     Commission File Number:                 0-25674

                        CBT GROUP PUBLIC LIMITED COMPANY
             (Exact name of registrant as specified in its charter)


       Republic of Ireland                      Not Applicable
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


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

Yes [X]  No [ ]

The number of American Depositary Shares (issued or issuable in exchange for Registrant's issued and outstanding Ordinary Shares) outstanding as of April 30, 1997 was 18,623,554. The number of Ordinary Shares outstanding as of April 30, 1997 was 9,311,777.

                       CBT GROUP PUBLIC LIMITED COMPANY
                               TABLE OF CONTENTS
                                                                          Page
                                                                         Number
                                                                         -------
PART I.         FINANCIAL INFORMATION

    Item 1.     Financial Statements

                Condensed Consolidated Balance Sheets as of December 31,
                1996 and as of March 31, 1997                                3

                Condensed Consolidated Statements of Operations for the
                three months ended March 31, 1996 and 1997                   4

                Condensed Consolidated Statements of Cash Flows for the
                three months ended March 31, 1996 and 1997                   5

                Notes to Condensed Consolidated Financial Statements         6

    Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          7

PART II.        OTHER INFORMATION

    Item 2(c).  Changes in Securities - Sales of Unregistered Securities    14

    Item 6.     Exhibits and Reports on Form 8-K                            15

                                 CBT GROUP PLC

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)
                             --------------------


                                                    December 31,   March 31,
                                                        1996         1997
                                                        ----         ----
                                                                  (Unaudited)

                         ASSETS

CURRENT ASSETS

Cash                                                  $11,346      $12,371
Short-term investments                                 36,782       37,252
Accounts receivable, net                               20,864       20,445
Inventories                                               305          313
Deferred tax assets, net                                  140          140
Prepaid expenses                                        3,988        4,204
                                                      -------      -------
        Total current assets                           73,425       74,725
Property and equipment, net                             6,961        7,183
Investment                                              4,997        4,997
Deferred tax asset                                        428          418
Other assets                                            2,798        4,985
                                                      -------      -------
Total assets                                           88,609       92,308
                                                      =======      =======

              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Borrowings under bank overdraft facility
  and overdrafts                                          152           66
 Accounts payable                                       3,433        3,664
 Accrued payroll and related expenses                   3,301        2,769
 Other accrued liabilities                             12,305       12,842
 Deferred revenues                                      6,993        5,718
                                                      -------      -------
        Total current liabilities                      26,184       25,059

NON-CURRENT LIABILITIES

 Borrowings under bank loan facility                      794          783
 Accrued payroll and related expenses                     108          107
 Deferred tax liability                                   112          110
 Minority equity interest                                  16           16
                                                      -------      -------
        Total non-current liabilities                   1,030        1,016

SHAREHOLDERS' EQUITY

 Ordinary Shares, IR37.5p par value: 30,000,000 shares
  authorized at December 31, 1996 and March 31, 1997;
  issued and outstanding: 9,034,535 shares at December
  31, 1996 and 9,297,861 at March 31, 1997              5,511        5,669
 Additional paid-in capital                            58,287       60,190
 Accumulated (deficit) surplus                         (2,684)         233
 Cumulative translation adjustment                        281          141
                                                      -------      -------
        Total shareholders' equity                     61,395       66,233
                                                      -------      -------
           Total liabilities and shareholders' equity  88,609       92,308
                                                      =======      =======

Note: The condensed consolidated balance sheet at December 31, 1996 has been derived from the audited financial statements at that date and has been restated to reflect the acquisitions of CLS, NTT, ALA and Benelux (each as defined in the Notes below). In addition, the balance sheet does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                 CBT GROUP PLC

                Condensed Consolidated Statements of Operations
                (dollars in thousands, except per share amount)
                 ---------------------------------------------

                                                          Three months
                                                         ended March 31,
                                                     1996             1997
                                                     ----             ----
                                                  (Unaudited)      (Unaudited)

Revenues                                            $14,866         $22,301
Cost of revenues                                      2,749           3,617
                                                    -------         -------
Gross profit                                         12,117          18,684

Operating expenses:
 Research and development                             2,393           3,743
 Sales and marketing                                  6,695           9,430
 General and administrative                           1,260           1,641
 Costs of acquisitions                                   --             926
                                                    -------         -------
        Total operating expenses                     10,348          15,740
                                                    -------         -------

Income from operations                                1,769           2,944

Other income, net                                       523             488
                                                    -------         -------

Income before provision for income taxes              2,292           3,432

Provision for income taxes                              402             515
                                                    -------         -------

Net income                                            1,890           2,917
                                                    =======         =======

Net income per equivalent ADS(1)                    $  0.10         $  0.14
                                                    =======         =======

ADS equivalents used in computing net income per
 equivalent ADS(1)                                   19,530          20,380
                                                    =======         =======
----------------------------------------------------

(1) Net income per equivalent ADS gives effect to the two-for-one share split of CBT's ADSs effected in May 1996. Net income per Ordinary Share was $0.19 and $0.29 for three months ended March 31, 1996 and 1997, respectively. Shares used in computing net income per Ordinary Share was 9.765 million and 10.190 million for three months ended March 31, 1996 and 1997, respectively.

                                 CBT GROUP PLC

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH
                            (dollars in thousands)
                             --------------------

                                                          Three months
                                                         ended March 31,
                                                     1996             1997
                                                     ----             ----
                                                  (Unaudited)      (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                          $1,890           $2,917
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation and amortization                         262              687
 Accrued interest on short-term investments             --             (222)
 Changes in operating assets and liabilities:
  Accounts receivable                                  331              182
  Inventories                                           11              (22)
  Deferred tax assets                                  (10)              --
  Prepaid expenses and other assets                   (824)          (2,359)
  Accounts payable                                     190              262
  Accrued payroll and related expenses and other
   accrued liabilities                                (837)             147
  Deferred revenues                                    804           (1,171)
                                                    ------           ------
Net cash provided by operating activities            1,817              421

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchases of property and equipment                (1,366)            (909)
 Payments to acquire investments                      (523)            (248)
                                                    ------           ------
 Net cash used in investing activities              (1,889)          (1,157)
                                                    ------           ------

CASH FLOWS FROM FINANCING ACTIVITIES
 Payment of notes payable                              (30)             (86)
 Proceeds (repayments) under bank overdraft facility  (889)              --
 Payments receivable from shareholders                  11               --
 Proceeds from issuance of ordinary shares, net        137            2,061
                                                    ------           ------

Net cash provided by (used in) financing activities   (771)           1,975

Effect of exchange rate changes on cash                 68             (214)
                                                    ------           ------
Net increase (decrease) in cash
 and cash equivalents                                 (775)           1,025
Cash at beginning of period                          7,142           11,346
                                                    ------           ------
Cash at end of period                               $6,367          $12,371
                                                    ======           ======

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

NOTE 2  ACQUISITIONS OF CLS AND NTT

On May 31, 1996, CBT Group PLC ("CBT," or the "Company") acquired CLS Consult, Gesellschaft fur Beratung, Management und Beteiligung mbH ("CLS"), a German limited liability company, and New Technology Training Ltd., an Ontario corporation ("NTT"). CLS was a developer and marketer of interactive education software for SAP client/server applications, and NTT's primary business had been to act as CBT's exclusive distributor in Canada. The Company issued a total of 145,854 of its equivalent American Depositary Shares ("ADSs") to the former shareholders of CLS and NTT in connection with the acquisitions. Each transaction was accounted for as a "pooling of interests" in accordance with U.S. generally accepted accounting principles. In compliance with such principles, the Company's operating results have been restated to include the results of CLS and NTT.

NOTE 3  ACQUISITIONS OF ALA AND BENELUX

On February 28, 1997, CBT completed the acquisitions of Applied Learning Limited, a company organized under the laws of Tasmania, Australia ("ALA") and CBT Systems Benelux B.V., a Netherlands limited liability company ("Benelux"). ALA was an Australian distributor of interactive education software and had been CBT's exclusive distributor in Australia and New Zealand, and Benelux had been the Company's exclusive distributor in the Netherlands, Belgium, and Luxembourg.

The Company issued a total of 207,222 equivalent ADSs to the former shareholders of ALA and Benelux in connection with the acquisitions. Each transaction is being accounted for as a "pooling of interests" in accordance with U.S. generally accepted accounting principles. In compliance with such principles, the Company's operating results have been restated to include the results of ALA and Benelux.

NOTE 4  AMERICAN DEPOSITARY SHARE SPLIT

On May 15, 1996, the Company effected a two-for-one split of its issued and outstanding ADSs whereby each issued and outstanding ADS is now represented by one-half of one Ordinary Share and each issued and outstanding Ordinary Share that is deposited with The Bank of New York, as Depositary, will be represented by two ADSs. American Depositary Receipts ("ADRs") reflecting the additional ADSs were distributed on May 20, 1996 to holders of record on May 15, 1996.

NOTE 5  EARNINGS PER EQUIVALENT ADS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of such requirements is expected to result in a restated primary earnings per share for the three month periods ended March 31, 1996 and 1997 of $0.11 and $0.16 per equivalent ADS, respectively.

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

OVERVIEW

CBT Group PLC ("CBT," or the "Company") is a leading provider of interactive software designed to meet the information technology ("IT") education and training needs of businesses and organizations worldwide. The Company develops, publishes and markets a broad library of more than 379 software titles covering a comprehensive range of client/server, Internet and corporate intranet technologies and delivered on networked and standalone PCs and over corporate intranets.

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

The Company and ALA have received correspondence from NETG threatening legal action with respect to matters related to the acquisition and the alleged breach by ALA of a distributorship agreement between ALA and NETG. CBT believes that such claims are without merit and intends to vigorously defend any lawsuit commenced based on such claims. Management of CBT and NETG have entered into discussions relating to such claims. It is anticipated that a consequence of these discussions will be that ALA will cease distribution of NETG products and that revenues attributable to sales of NETG products will therefore diminish significantly and ultimately entirely in future periods.

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

RESULTS OF OPERATIONS

The following table sets forth certain restated consolidated statements of operations data as a percentage of revenues:


                                                        Three months
                                                       ended March 31,

                                                      1996        1997
                                                      ----        ----
        Revenues                                       100%        100%
        Cost of revenues                              18.5        16.2
                                                      ----        ----
        Gross profit                                  81.5        83.8
        Operating expenses:
                Research and development              16.1        16.8
                Sales and marketing                   45.0        42.3
                General and administrative             8.5         7.4
                Costs of acquisitions                   --         4.2
                                                      ----        ----
                        Total operating expenses      69.6        70.7
                                                      ----        ----
        Income from operations                        11.9        13.1
        Other income, net                              3.5         2.2
                                                      ----        ----

        Income before provision for income taxes      15.4        15.3
        Provision for income taxes                     2.7         2.3
                                                      ----        ----
        Net income                                    12.7        13.0
                                                      ====        ====

Revenues
--------

Revenues increased 50% to $22.3 million in the three months ended March 31, 1997 from $14.9 million in the three months ended March 31, 1996. The increase in revenues during this period was primarily attributable to an increase in the number of available courses, strong customer contract renewals and upgrades and expanded marketing and distribution efforts. Revenue from CBT's core business (excluding the revenues of ALA and Benelux) increased 57% in the three month period ended March 31, 1997 from the comparable period in 1996. Revenues from ALA and Benelux increased at a significantly lower rate, primarily due to a reduction in ALA's sales of competitive NETG products. As a result, CBT's consolidated growth rate from the three months ended March 31, 1996 to the three months ended March 31, 1997 was 50%.


Revenues in the United States for the three month period ended March 31, 1997 increased to $16.8 million (or 75% of revenues) from $10.4 million (or 70% of revenues) for the three month period ended March 31, 1996. The increase was primarily the result of a significant increase in the number of sales and related support personnel employed in the United States, an increase in the number of available courses and an expansion of the Company's customer base.

Revenues in Europe for the three month period ended March 31, 1997 were $3.1 million (or 14% of revenues), compared to $2.3 million (or 15% of revenues) for the three month period ended March 31, 1996. In addition, revenues from outside the United States and Europe (principally from Australia and Canada) in the three month period ended March 31, 1997 were 11%, compared to 15% for the three month period ended March 31, 1996. Because a significant portion of the Company's business is conducted outside the United States, the Company is subject to numerous risks of doing business in other countries, including risks related to currency fluctuations.

Cost of Revenues
----------------

Cost of revenues includes the cost of materials (such as CD-ROMs, diskettes, packaging and documentation), royalties to third parties, the portion of development costs associated with funded development projects and fulfillment costs.

Gross margins increased to 83.8% in the three month period ended March 31, 1997 from 81.5% in the three month period ended March 31, 1996. The lower gross margins during the three month period ended March 31, 1996 is primarily due to the restatement of this period for the acquisition of ALA. The Company expects that cost of revenues may fluctuate from period to period in the future based upon many factors, including the mix of titles licensed (between titles developed exclusively by CBT and royalty-bearing titles developed pursuant to development and marketing alliances) and the timing of expenses associated with development and marketing alliances.

Research and Development Expenses
---------------------------------

Research and development expenses consist primarily of salaries and benefits, occupancy expenses, travel expenses and fees paid to outside consultants. Research and development expenses increased in the three month period ended March 31, 1997 to $3.7 million (or 16.8% of revenues) from $2.4 million (or 16.1% of revenues) in the three month period ended March 31, 1996. The increase is primarily the result of the hiring of additional research and development personnel required to expand and enhance the Company's library of software products. The Company believes that significant investment in research and development is required to remain competitive in the information technology education and training market, and the Company therefore expects research and development expenses to continue to increase in absolute terms in future periods.

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

Sales and Marketing Expenses
----------------------------

Sales and marketing expenses consist primarily of salaries and commissions, advertising and promotional expenses and related overhead costs. These expenses increased in absolute terms in the three month period ended March 31, 1997 to $9.4 million (or 42.3% of revenues) from $6.7 million (or 45.0% of revenues) for the three month period ended March 31, 1996. The increase in absolute terms was primarily attributable to an increase in the number of sales and sales support personnel in the United States and, to a lesser extent, outside the United States. Commission costs have also increased in absolute terms along with the increase in revenues during this period. The decrease in sales and marketing expenses as a percentage of revenues during these periods is due primarily to a more rapid increase in revenue than in associated expenses. The Company expects to increase sales and marketing expenses in the future to support an increase in its sales force and expansion of its marketing efforts.

General and Administrative Expenses
-----------------------------------

General and administrative expenses increased in absolute terms and declined as a percentage of revenues in the three month period ended March 31, 1997 to $1.6 million (or 7.4% of revenues) from $1.3 million (or 8.5% of revenues) for the three month period ended March 31, 1996. The increase in absolute terms was primarily the result of increased staffing to support expanding operations. The decrease as a percentage of revenues was principally due to a more rapid increase in revenues than in associated expenses. The Company anticipates that general and administrative expenses will increase in future periods due to increases in staffing and infrastructure.

Other Income, Net
-----------------

Other income, net, comprises interest expense, interest income and foreign currency exchange gains and losses. The Company recognized other income, net, of $488,000 in the three month period ended March 31, 1997, as compared to other income, net, of $523,000 for the comparable period of the prior year. Other income during both periods was primarily attributable to interest on short-term investments.

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

The effective tax rates for the three month period ended March 31, 1997 was 15.0%, compared to 17.5% for the same period in 1996. The higher effective tax rate for the three month period ended March 31, 1996 was primarily the result of losses incurred by CLS and Benelux.

LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments at March 31, 1997 increased slightly to $49.6 million from $48.1 million at December 31, 1996. Working capital increased to $49.7 million at March 31, 1997 from $47.2 million at December 31, 1996. These increases were primarily the result of increased cash flow from operating activities during the period, which was partially offset by expenditures for property and equipment to support the Company's expanded operations.

Net cash provided by operating activities was $421,000 in the three months ended March 31, 1997 compared to net cash provided by operating activities of $1.8 million for the comparable period of the prior year. The decrease in cash flow from operations was primarily attributable to a significant increase in prepaid expenses, which was partially offset by a $1.0 million increase in net income.

Capital expenditures were $909,000 in the three months ended March 31, 1997 compared to $1.4 million for the comparable period of the prior year. The decrease was primarily attributable to the completion of the Company's new fulfillment and development centers in Dublin and the relocation of the Company's U.S. corporate headquarters to Menlo Park, California in 1996. Although the Company currently has no material capital commitments, the Company expects to spend significantly more in 1997 than in previous years, primarily as a result of improvements to its information systems and capital expenditures associated with its new executive offices in Menlo Park, California and the new research and development and fulfillment facilities in Dublin, Ireland. The Company expects to make significant additional investments in these areas during the remainder of 1997.

The Company believes that its existing cash and short-term investments will be sufficient to meet its cash requirements for at least the next twelve months. The Company may from time to time consider the acquisition of complementary businesses, products or technologies, which may require additional financing.

ADDITIONAL RISK FACTORS THAT COULD AFFECT OPERATING RESULTS

In addition to the other factors identified in this report, the following risk factors could materially and adversely affect the Company's future operating results and could cause actual events to differ materially from those predicted in the Company's forward looking statements relating to its business.

Fluctuations in Operating Results.  The Company has in the past experienced
---------------------------------
fluctuations in its quarterly operating results and anticipates that such fluctuations will continue and could intensify in the future. Fluctuations in operating results may result in volatility in the price of the Company's ADSs. Although the Company was profitable in each of the last thirteen quarters, there can be no assurance that such profitability will continue in the future or that the levels of profitability will not vary significantly among quarterly periods. The Company's operating results may fluctuate as a result of many factors, including size and timing of orders and shipments, mix of sales between products developed solely by the Company and products developed through development and marketing alliances, royalty rates, the announcement, introduction and acceptance of new products, product enhancements and technologies by the Company and its competitors, mix of sales between the Company's field sales force, its other direct sales channels and its indirect sales channels, competitive conditions in the industry, loss of significant customers, delays in availability of existing or new products, spending patterns of the Company's customers, currency fluctuations and general economic conditions.

The Company's expense levels are based in significant part on its expectations regarding future revenues and are fixed to a large extent in the short term. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any significant revenue shortfall would therefore have a material adverse effect on the Company's results of operations. In addition, the Company hired additional employees in the first quarter of 1997. This increase in employee expense could have a negative impact on the Company's operating margins during 1997.

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

Seasonality.  The software industry generally, and the Company in particular,
-----------
are subject to seasonal revenue fluctuations, based in part on customers' annual budgetary cycles and in part on the annual nature of sales quotas. These seasonal trends have in the past caused, and in the future are expected to continue to cause, revenues in the first quarter of a year to be less, perhaps substantially so, than revenues for the immediately preceding fourth quarter.
In addition, the Company has in past years added significant headcount in the sales and marketing and research and development functions in the first quarter, and to a lesser extent, the second quarter. Because these headcount additions do not immediately contribute significant revenues, the Company's operating margins in the earlier part of the year tend to be significantly lower than in the later parts of the year. It is expected that this factor will affect CBT's operating margins in the second quarter of 1997, and to some extent, the third quarter. Many software companies also experience a seasonal downturn in demand during the summer months. There can be no assurance that these or other seasonal trends will not have a material adverse effect on the Company's results of operations.

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

As a result of the consummation of the acquisitions of PTS in late 1995, CLS and NTT in May 1996, and ALA and Benelux in February 1997, the Company's operating expenses have increased. There can be no assurance that the integration of these businesses can be successfully completed in a timely fashion, or at all, or that the revenues from the acquired businesses will be sufficient to support the costs associated with those businesses, without adversely affecting the Company's operating margins. Any failure to successfully complete the integration in a timely fashion or to generate sufficient revenues from the acquired businesses could have a material adverse effect on the Company's business and results of operations.

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

PART II.       OTHER INFORMATION

    ITEM 2(c). CHANGES IN SECURITIES - SALES OF UNREGISTERED SECURITIES.

     Benelux Acquisition.  On February 28, 1997 (the "Closing Date"), CBT
     -------------------
acquired all of the outstanding ordinary shares of  CBT Systems Benelux B.V.
The acquisition of Benelux (the "Benelux Acquisition") was consummated pursuant to a Share Purchase Agreement dated as of February 28, 1997 (the "Share Purchase Agreement"), made and entered into by and among CBT, Benelux, BDT Systems B.V., a Netherlands limited liability company with its corporate seat in Amsterdam, The Netherlands ("BDT"), FMU Systems B.V., a Netherlands limited liability company with its corporate seat in Amsterdam, The Netherlands ("FMU," and, together with BDT, the "Shareholders"), Bill Thorpe and Frank Uges. In the Benelux Acquisition, CBT received all of the ordinary shares of Benelux, all of which were held by the Shareholders, in exchange for 17,840 CBT Ordinary Shares. As a result of the Benelux Acquisition, Benelux became a wholly-owned subsidiary of CBT.

     There were no underwriters or placement agents involved in the Benelux Acquisition. The CBT Ordinary Shares were issued to BDT and FMU in equal amounts.

     As described above, CBT received all of the ordinary shares of Benelux in
exchange for 17,840 CBT Ordinary Shares.   The amount of consideration received
by CBT was determined pursuant to arms' length negotiations between CBT and Benelux and took into account various factors concerning the valuation of the business of Benelux.

     In connection with the issuance of the CBT Ordinary Shares in the Benelux Acquisition, CBT relied upon the exemptions contained in Regulation S and Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). The Benelux Acquisition consisted of the offer and sale of the CBT Ordinary Shares to BDT and FMU, each of which is a Netherlands limited liability company wholly owned by Messrs. Thorpe and Uges, respectively. Messrs. Thorpe and Uges, in turn, are each residents of Amsterdam and non-U.S. citizens. Without limiting the generality of the foregoing, the offer and sale of the CBT Ordinary Shares were made in an "offshore transaction" (as defined in Rule 902(i) of the Securities Act) to non "U.S. persons" (as defined in Rule 902(o) of the Securities Act) in the absence of any "directed selling efforts" (as defined in Rule 902(b) of the Securities Act). In addition, CBT structured the Benelux Acquisition to comply with the requirements of Rule 505 of Regulation D under the Securities Act. The fair market value of the CBT Ordinary Shares as of the date of the Benelux Acquisition was approximately US$1,900,000.

     ALA Acquisition.  On February 28, 1997, CBT consummated the transactions
     ---------------
contemplated by that certain Implementation Deed dated as of November 26, 1996, as amended (the "Deed"), by and among CBT, Applied Learning Limited ("ALA"), and Arie Baalbergen, James Josephson, Geoffrey Bransbury and Brian Hacker (together, the "Founding Shareholders"). The Deed provided for the cancellation of all of the outstanding ordinary shares of ALA ("ALA Ordinary Shares"), other than those owned by CBT, pursuant to a Scheme of Arrangement (the "Scheme"), whereby, among other things, the shareholders of ALA, other than CBT, received CBT ADSs in consideration for the cancellation of all of such shareholders' ALA Ordinary Shares. As a result of the transactions contemplated by the Deed and the Scheme (hereinafter referred to collectively as the "ALA Acquisition"), ALA became a wholly-owned subsidiary of CBT. Prior to the ALA Acquisition, ALA was a publicly held company in Australia whose ordinary shares were traded on the Australian Stock Exchange.

     There were no underwriters or placement agents involved in the ALA Acquisition. The CBT ADSs were issued to the former shareholders of ALA based on each shareholder's pro rata ownership of ALA prior to the ALA Acquisition.

     Pursuant to the ALA Acquisition, an aggregate of 171,542 CBT ADSs were issued in consideration for the cancellation of all of the issued and outstanding ALA Ordinary Shares (a total of 11,500,010), other than those held by CBT. The CBT ordinary shares underlying the CBT ADSs were issued from the authorized but unissued share capital of CBT. The consideration paid by CBT for cancellation of the outstanding ALA Ordinary Shares pursuant to the ALA Acquisition was determined pursuant to arms' length negotiations between CBT and ALA and took into account various factors concerning the valuation of the business of ALA. The actual number of CBT ADSs to be received by a holder of ALA Ordinary Shares was based on an acquisition price of A$1.10 for each ALA Ordinary Share. That price was then converted into a specific number of CBT ADSs based on the exchange rate between U.S. dollars and Australian dollars immediately prior to the Closing Date and the closing sale price of the CBT ADSs immediately prior to the Closing Date. The fair market value of the CBT ADSs as of the date of the ALA Acquisition was approximately US$9,800,000. All options to purchase ALA Ordinary Shares outstanding immediately prior to the ALA Acquisition were assumed by CBT pursuant to Option Amendment Deeds dated February 28, 1997.

     In connection with the issuance of the CBT ADSs in the ALA Acquisition, CBT relied upon the exemption provided by Section 3(a)(10) under the Securities Act. Without limiting the generality of the foregoing, the offer and sale of the CBT ADSs were made after a finding of fairness of the terms and conditions of the ALA acquisition by the Supreme Court of New South Wales in Australia.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits
         --------

         11.1  Statement Regarding Computation of Net Income Per Ordinary Share.
         27.1  Financial Data Schedule.

    (b)  Reports on Form 8-K
         -------------------

               The Company filed a report on Form 8-K with the Securities and Exchange Commission on March 14, 1997 reporting under Item 2 Registrant's acquisition of ALA on February 28, 1997.

               The Company filed a report on Form 8-K with the Securities and Exchange Commission on March 14, 1997 reporting under Item 9 Registrant's acquisition of Benelux on February 28, 1997.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CBT GROUP PLC


Date:  May 14, 1997                        By:   /s/ James J. Buckley
                                               -----------------------------
                                                 James J. Buckley
                                                 Chief Executive Officer and
                                                  President

Date:  May 14, 1997                        By:   /s/ Gregory M. Priest
                                               -----------------------------
                                                 Gregory M. Priest
                                                 VP, Finance and Chief
                                                 Financial Officer