Form 10-Q
period 1997-06-30
CBT GROUP PLC
filed 1997-08-14
CIK 940181

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1997

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Transition period from ________ to ________

     Commission File Number: 0-25674


                        CBT GROUP PUBLIC LIMITED COMPANY
             (Exact name of registrant as specified in its charter)


       Republic of Ireland                            Not Applicable
---------------------------------          ------------------------------------
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


The number of American Depositary Shares (issued or issuable in exchange for Registrant's issued and outstanding Ordinary Shares) outstanding as of August 1, 1997 was 19,251,776. The number of Ordinary Shares outstanding as of August 1, 1997 was 9,625,888.

                        CBT GROUP PUBLIC LIMITED COMPANY

                               TABLE OF CONTENTS

                                                                Page
                                                               Number
                                                               ------
PART I.          FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Condensed Consolidated Balance Sheets as of
                 December 31, 1996 and as of June 30, 1997         3

                 Condensed Consolidated Statements of
                 Operations for the three and six month
                 periods ended June 30, 1996 and 1997              4

                 Condensed Consolidated Statements of Cash
                 Flows for the six month periods ended June
                 30, 1996 and 1997                                 5

                 Notes to Condensed Consolidated Financial
                 Statements                                        6

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                        7

PART II.         OTHER INFORMATION

        Item 4.  Matters Submitted to a Vote of the
                 Security Holders                                16

        Item 6.  Exhibits and Reports on Form 8-K                16

                                 CBT GROUP PLC
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                       December 31,   June 30,
                                           1996         1997
                                       ------------  -----------
                                                     (Unaudited)
                  ASSETS

CURRENT ASSETS
Cash                                       $11,346   $13,858
Short-term investments                      36,782    37,252
Accounts receivable, net                    20,864    24,513
Inventories                                    305       433
Deferred tax assets, net                       140       140
Prepaid expenses                             3,988     4,351
                                           -------   -------
     Total current assets                   73,425    80,547
Property and equipment, net                  6,961     7,406
Investment                                   4,997     4,997
Deferred tax asset                             428       391
Other assets                                 2,798     5,555
                                           -------   -------
     Total assets                           88,609    98,896
                                           =======   =======
   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Borrowings under bank overdraft               152        14
  facility and overdrafts
 Accounts payable                            3,433     3,032
 Accrued payroll and related expenses        3,301     2,913
 Other accrued liabilities                  12,305    14,550
 Deferred revenues                           6,993     4,033
                                           -------   -------
      Total current liabilities             26,184    24,542
NON-CURRENT LIABILITIES
 Borrowings under bank loan facility           794        --
 Accrued payroll and related expenses          108        87
 Deferred tax liability                        112       105
 Minority equity interest                       16       621
                                           -------   -------
      Total non-current liabilities          1,030       813

SHAREHOLDERS' EQUITY
 Ordinary Shares, IR37.5p par value:
  30,000,000 shares authorized at
  December 31, 1996 and June 30, 1997;
  issued and outstanding: 9,034,535
  shares at December 31, 1996 and
  9,427,759 at June 30, 1997                 5,511     5,747

 Additional paid-in capital                 58,287    62,583
 Accumulated (deficit) surplus              (2,684)    4,967
 Cumulative translation adjustment             281       244
                                           -------   -------
      Total shareholders' equity            61,395    73,541
                                           -------   -------
         Total liabilities and
          shareholders' equity              88,609    98,896
                                           =======   =======

Note: The condensed consolidated balance sheet at December 31, 1996 has been derived from the audited financial statements at that date and has been restated to reflect the acquisitions of ALA and Benelux (each as defined in the Notes below). In addition, the balance sheet does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                 CBT GROUP PLC

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)

                                                Three Months               Six Months
                                          ------------------------  ------------------------
                                               Ended June 30             Ended June 30
                                          ------------------------  ------------------------
                                             1996         1997         1996         1997
                                          -----------  -----------  -----------  -----------
                                          (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
Revenues                                     $16,666      $25,058      $31,532      $47,359
Cost of revenues                               3,166        4,111        5,915        7,728
                                             -------      -------      -------      -------
Gross profit                                  13,500       20,947       25,617       39,631
Operating expenses:
  Research and development                     2,649        4,227        5,042        7,970
  Sales and marketing                          6,989       10,100       13,684       19,530
  General and administrative                   1,337        1,661        2,597        3,302
  Costs of acquisitions                          596           --          596          926
                                             -------      -------      -------      -------
     Total operating expenses                 11,571       15,988       21,919       31,728
                                             -------      -------      -------      -------
Income from operations                         1,929        4,959        3,698        7,903
Other income, net                                482          610        1,005        1,098
                                             -------      -------      -------      -------
Income before provision for income taxes       2,411        5,569        4,703        9,001
Provision for income taxes                       412          835          814        1,350
                                             -------      -------      -------      -------
Net income                                     1,999        4,734        3,889        7,651
                                             =======      =======      =======      =======
Net income per equivalent ADS(1)               $0.10        $0.23        $0.20        $0.37
                                             =======      =======      =======      =======
Shares used in computing net income per
 equivalent ADS(1)                            19,928       20,568       19,729       20,485
                                             =======      =======      =======      =======

___________________________________________________

(1) Net income, per equivalent ADS gives effect to the two-for-one share split of Registrant's ADSs effected in May 1996. Net income per Ordinary Share was $0.20 and $0.46 for three months ended June 30, 1996 and 1997, respectively, and $0.39 and $0.75 for the six months ended June 30, 1996 and 1997, respectively. Shares used in computing net income per Ordinary Share was 9.964 million and 10.284 million for three months ended June 30, 1996 and 1997, respectively, and 9.865 million and 10.243 million for the six months ended June 30, 1996 and 1997, respectively.

                                 CBT GROUP PLC

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH
                             (dollars in thousands)

                                             Six Months Ended
                                                  June 30,
                                             1996         1997
                                          -----------  -----------
                                          (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                   $ 3,889      $ 7,651
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
 Depreciation and amortization                   640        1,374
 Accrued interest on short-term
  investments                                     19         (222)
 Changes in operating assets and
  liabilities:
  Accounts receivable                            189       (3,840)
  Inventories                                    (88)        (144)
  Prepaid expenses and other assets           (2,178)      (3,154)
  Accounts payable                               587         (342)
    Accrued payroll and related
     expenses and other accrued
     liabilities                                  67        1,954
  Deferred revenues                               26       (2,827)
                                             -------      -------
Net cash provided by operating                 3,151          450
 activities                                  -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment           (2,444)      (1,819)
 Payments to acquire short-term
  investments                                   (609)        (248)
                                             -------      -------
 Net cash used in investing activities        (3,053)      (2,067)
                                             -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES
 Payments of notes payable                       (55)          --
 Repayment of bank loans                          --         (794)
 Repayments under bank
  overdraft facility                          (1,267)        (138)
 Payments receivable from shareholders            11           --
 Proceeds from issuance of preferred
  shares in subsidiary                            --          605
 Proceeds from issuance of ordinary
  shares, net                                    810        4,532
                                             -------      -------
Net cash (used in) provided by financing
 activities                                     (501)       4,205
                                             -------      -------
Effect of exchange rate changes on cash           15          (76)
                                             -------      -------
Net (decrease) increase in cash                 (388)       2,512
Cash at beginning of period                    7,142       11,346
                                             -------      -------
Cash at end of period                        $ 6,754      $13,858
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

NOTE 2    ACQUISITIONS OF ALA AND BENELUX

  On February 28, 1997, CBT Group PLC ("CBT," or the "Company") completed the acquisitions of Applied Learning Limited, a company organized under the laws of Tasmania, Australia ("ALA") and CBT Systems Benelux B.V., a Netherlands limited liability company ("Benelux"). ALA was an Australian distributor of interactive education software and had been CBT's exclusive distributor in Australia and New Zealand, and Benelux had been the Company's exclusive distributor in the Netherlands, Belgium, and Luxembourg.

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

NOTE 4    EARNINGS PER EQUIVALENT ADS

  In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of such requirements is expected to result in a restated primary earnings per share for the three month periods ended June 30, 1996 and 1997 of $0.11 and $0.25 per equivalent ADS, respectively, and for the six month periods ended June 30, 1996 and 1997 of $0.22 and $0.41 per equivalent ADS, respectively.

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

OVERVIEW

CBT Group PLC ("CBT," or the "Company") is a leading provider of interactive software designed to meet the information technology ("IT") education and training needs of businesses and organizations worldwide. The Company develops, publishes and markets a broad library of more than 433 software titles covering a comprehensive range of client/server, Internet and corporate intranet technologies and are delivered on networked and standalone PCs and over corporate intranets.

The Company derives revenues primarily from license agreements under which customers license the Company's titles for periods of one, two or three years. The license agreement format generally allows the customer to exchange titles for other titles in the Company's library on an annual basis if the agreement is for more than one year. The initial annual license fee is generally recognized as revenue at the time of delivery of products, and subsequent annual license fees are generally recognized on the anniversary of each delivery date.
Although in general the Company's license agreements are noncancellable by their terms, there can be no assurance that any customer will fulfill the contractual obligations under its agreement. Cancellation, reduction or delay in orders by or shipments to any of these customers could have a material adverse effect on the Company's business and results of operations. In addition, the Company derives revenues from sales of its courses, primarily through its direct sales and telesales organizations and resellers.

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

Earlier this year, the Company and ALA received correspondence from NETG threatening legal action with respect to matters related to the acquisition and the alleged breach by ALA of a distributorship agreement between ALA and NETG. The parties have settled their dispute. As part of the settlement, CBT will cease distribution of NETG products as of December 31, 1997, and revenues attributable to sales of NETG products will therefore reduce to zero effective January 1, 1998.

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

RESULTS OF OPERATIONS

The following table sets forth certain restated consolidated statements of operations data as a percentage of revenues:

                                           Three Months Ended June 30,    Six Months Ended June 30,
                                               1996           1997           1996           1997
                                          -------------   -------------  -------------  ------------
Revenues                                         100%           100%           100%          100%
Cost of revenues                                19.0           16.4           18.8          16.3
                                                ----           ----           ----          ----
Gross profit                                    81.0           83.6           81.2          83.7
Operating expenses:
  Research and development                      15.9           16.9           16.0          16.8
  Sales and marketing                           41.9           40.3           43.4          41.2
  General and administrative                     8.0            6.6            8.2           7.0
  Costs of acquisitions                          3.6             --            1.9           2.0
                                                ----           ----           ----          ----
     Total operating expenses                   69.4           63.8           69.5          67.0
                                                ----           ----           ----          ----
Income from operations                          11.6           19.8           11.7          16.7
Other income, net                                2.9            2.4            3.2           2.3
                                                ----           ----           ----          ----
Income before provision for income taxes        14.5           22.2           14.9          19.0
Provision for income taxes                       2.5            3.3            2.6           2.9
                                                ----           ----           ----          ----
Net income                                      12.0           18.9           12.3          16.1
                                                ====           ====           ====          ====

Revenues
--------

Revenues increased 50% to $25.1 million in the three months ended June 30, 1997 from $16.7 million in the three months ended June 30, 1996, and 50% to $47.4 million in the six months ended June 30, 1997 from $31.5 million in the six months ended June 30, 1996. The increases in revenues during these periods were primarily attributable to an increase in the number of available courses, strong customer contract renewals and upgrades and expanded marketing and distribution efforts. Revenue from CBT's core business (excluding the revenues of ALA and Benelux) increased 59% in the three month period ended June 30, 1997 from the comparable period in 1996. Revenues from ALA and Benelux increased at a significantly lower rate, primarily due to a reduction in ALA's sales of competitive NETG products. As a result, CBT's consolidated growth rate from the three months ended June 30, 1996 to the three months ended June 30, 1997 was 50%. Sales of NETG products will terminate at the end of 1997, and the Company will not derive any revenue from sales of NETG products in 1998 or thereafter.

Revenues in the United States for the three and six month periods ended June 30, 1997 increased to $18.4 million (or 73% of revenues) and $35.2 million (or 74% of revenues), respectively, from $11.0 million (or 66% of revenues) and $21.3 million (or 68% of revenues) for the three and six month periods ended June 30, 1996, respectively. These increases were primarily the result of a significant increase in the number of sales and related personnel employed in the United States, an increase in the number of available courses and an expansion of the Company's customer base. The increases in U.S. revenues as of percentage of total revenues are primarily attributable to the inclusion in the 1996 periods of substantial revenues from ALA attributable to sales of competitive NETG products, which reduced significantly in the 1997 periods, resulting in a lower consolidated percentage growth rate internationally than in the United States.

Revenues in Europe for the three and six month periods ended June 30, 1997 were $4.5 million (or 18% of revenues) and $7.6 million (or 16% of revenues), respectively, and revenues from outside the United States and Europe (principally from Australia and Canada) were 9% and 10%, respectively. Because a significant portion of the Company's business is conducted outside the United States, the Company is subject to numerous risks of doing business in other countries, including risks related to currency fluctuations.

Cost of Revenues
----------------

Cost of revenues includes the cost of materials (such as CD-ROMs, diskettes, packaging and documentation), royalties to third parties, the portion of development costs associated with funded development projects and fulfillment costs.

Gross margins increased to 83.6% and 83.7% in the three and six month periods ended June 30, 1997, respectively, from 81.0% and 81.2% in the three and six month periods ended June 30, 1996, respectively. The lower gross margins during the three and six month periods ended June 30, 1996 were primarily due to the restatement of these periods for the acquisition of ALA, whose royalty payments to third party providers during such periods were higher than the average royalty payments paid by CBT. The Company expects that cost of revenues may fluctuate from period to period in the future based upon many factors, including the mix of titles licensed (between titles developed exclusively by CBT and royalty-bearing titles developed pursuant to development and marketing alliances) and the timing of expenses associated with development and marketing alliances.

Research and Development Expenses
---------------------------------

Research and development expenses consist primarily of salaries and benefits, occupancy expenses, travel expenses and fees paid to outside consultants. Research and development expenses increased in the three and six month periods ended June 30, 1997 to $4.2 million (or 16.9% of revenues) and $8.0 million (or 16.8% of revenues), respectively, from $2.6 million (or 15.9% of revenues) and $5.0 million (or 16.0% of revenues) in the comparable periods of the prior year. These increases are primarily the result of the hiring of additional research and development personnel required to expand and enhance the Company's library of software products and the development of CBT Campus, the Company's next-generation education deployment and management system. The Company believes that significant investment in research and development is required to remain competitive in the information technology education and training market, and the Company therefore expects research and development expenses to continue to increase in absolute terms in future periods.

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

Sales and Marketing Expenses
----------------------------

Sales and marketing expenses consist primarily of salaries and commissions, advertising and promotional expenses and related overhead costs. These expenses increased in absolute terms in the three and six month periods ended June 30, 1997 to $10.1 million (or 40.3% of revenues) and $19.5 million (or 41.2% of revenues), respectively, from $7.0 million (or 41.9% of revenues) and $13.7 million (or 43.4% of revenues) for the comparable periods of the prior year.
The increases in absolute terms were primarily attributable to an increase in the number of sales and sales related personnel in the United States and, to a lesser extent, outside the United States. Commission costs have also increased in absolute terms along with the increase in revenues during this period. The decreases in sales and marketing expenses as a percentage of revenues during these periods were due primarily to more rapid increases in revenues than in associated expenses. The Company expects to increase sales and marketing expenses in the future to support an increase in its sales force and expansion of its marketing efforts.

General and Administrative Expenses
-----------------------------------

General and administrative expenses increased in absolute terms and declined as a percentage of revenues in the three and six month periods ended June 30, 1997 to $1.7 million (or 6.6% of revenues) and $3.3 million (or 7.0% of revenues), respectively, from $1.3 million (or 8.0% of revenues) and $2.6 million (or 8.2% of revenues) for the comparable periods of the prior year. The increases in absolute terms were primarily the result of increased staffing to support expanding operations. The decreases as a percentage of revenues were principally due to more rapid increases in revenues than in associated expenses. The Company anticipates that general and administrative expenses will increase in future periods due to increases in staffing and infrastructure.

Other Income, Net
-----------------

Other income, net, comprises interest expense, interest income and foreign currency exchange gains and losses. The Company recognized other income, net, of $610,000 and $1.1 million in the three and six month periods ended June 30, 1997, respectively, as compared to other income, net, of $482,000 and $1.0 million for the comparable periods of the prior year. The increases in other income during such periods were primarily attributable to interest on short-term investments.

The Company's consolidated financial statements are prepared in dollars, although several of the Company's subsidiaries have functional currencies other than the dollar, and a significant portion of the Company's and its subsidiaries' revenues, costs and assets are denominated in currencies other than their respective functional currencies. Fluctuations in exchange rates may have a material adverse effect on the Company's results of operations, particularly its operating margins, and could result in exchange losses. The impact of future exchange rate fluctuations on the Company's results of operations cannot be accurately predicted. To date, the Company has not sought to hedge the risks associated with fluctuations in the exchange rate, but may undertake certain such transactions to hedge specific currency risks in the future. There can be no assurance that any hedging techniques implemented by the Company would be successful in eliminating or reducing the effects of currency fluctuations.

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

The Company has significant operations and generates a majority of its taxable income in the Republic of Ireland, and certain of the Company's Irish operating subsidiaries are taxed at rates substantially lower than U.S. tax rates. The Company's largest Irish subsidiary currently qualifies for a 10% tax rate which, under current legislation, is in force until 2010, and another Irish subsidiary is income tax exempt. If such subsidiaries were no longer to qualify for such tax rates or if the tax laws were rescinded or changed, the Company's operating results could be materially adversely affected. Moreover, because the Company incurs income tax in several countries, an increase in the profitability of the Company in one or more of these countries could result in a higher overall tax rate. In addition, if tax authorities were to challenge successfully the manner in which profits are recognized among the Company's subsidiaries, the Company's taxes could increase and its cash flow and net income could be materially adversely affected.

The effective tax rates for the three and six month periods ended June 30, 1997 were 15.0% and 15.0%, compared to 17.0% and 17.3% for the comparable periods in 1996. The higher tax rates for the three and six month periods ended June 30, 1996 were primarily the result of losses incurred by the Company's German subsidiary and Benelux, which losses were not available to offset taxable income earned in other jurisdictions.


LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments of $51.1 million at June 30, 1997 increased from $48.1 million at December 31, 1996. Working capital increased to $56.0 million at June 30, 1997 from $47.2 million at December 31, 1996. The increases in cash and short-term investments and working capital were primarily the result of receipts from the issuance of shares upon exercise of employee share options, which were partially offset by the repayment of bank loans and expenditures for property and equipment to support the Company's expanded operations.

Net cash provided by operating activities was $450,000 in the six months ended June 30, 1997 compared to net cash provided by operating activities of $3.2 million for the comparable period of the prior year. The decrease was primarily the result of increases in accounts receivable, prepaid commissions and decreased deferred revenues, which were partially offset by increases in accrued liabilities.

Capital expenditures were $1.8 million in the six months ended June 30, 1997 compared to $2.4 million for the comparable period of the prior year. The decrease was primarily attributable to the completion of the Company's new fulfillment and development centers in Dublin and the relatively higher capital expenditures in the 1996 period due to the relocation of the Company's U.S. corporate headquarters to Menlo Park, California in the first half of 1996. Although the Company currently has no material capital commitments, the Company expects to spend significantly more in 1997 than in previous years, primarily as a result of improvements to its information systems and capital expenditures associated with its new research and development and fulfillment facilities in Dublin, Ireland. The Company expects to make significant additional investments in these areas during the remainder of 1997 and in 1998. In addition, growth in the Company's headquarters staff and the staff at the Dublin development center will require significant additional space in both locations, including potential relocation of both offices, which would likely result in significant incremental expenses and cash expenditures.

The Company believes that its existing cash and short-term investments will be sufficient to meet its cash requirements for at least the next twelve months. The Company from time to time considers the acquisition of complementary businesses, products or technologies, which may require additional financing.

ADDITIONAL RISK FACTORS THAT COULD AFFECT OPERATING RESULTS

In addition to the other factors identified in this report, the following risk factors could materially and adversely affect the Company's future operating results and could cause actual events to differ materially from those predicted in the Company's forward looking statements relating to its business.

Fluctuations in Operating Results.  The Company has in the past experienced
---------------------------------
fluctuations in its quarterly operating results and anticipates that such fluctuations will continue and could intensify in the future. Fluctuations in operating results may result in volatility in the price of the Company's ADSs. Although the Company was profitable in each of the last fourteen quarters, there can be no assurance that such profitability will continue in the future or that the levels of profitability will not vary significantly among quarterly periods. The Company's operating results may fluctuate as a result of many factors, including size and timing of orders and shipments, mix of sales between products developed solely by the Company and products developed through development and marketing alliances, royalty rates, the announcement, introduction and acceptance of new products, product enhancements and technologies by the Company and its competitors, mix of sales between the Company's field sales force, its other direct sales channels and its indirect sales channels, competitive conditions in the industry, loss of significant customers, delays in availability of existing or new products, spending patterns of the Company's customers, currency fluctuations and general economic conditions.

The Company's expense levels are based in significant part on its expectations regarding future revenues and are fixed to a large extent in the short term. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any significant revenue shortfall would therefore have a material adverse effect on the Company's results of operations. In addition, the Company hired additional employees in the first six months of 1997. This increase in employee expense could have a negative impact on the Company's operating margins during 1997.

Competition.  The IT education and training market is highly fragmented and
-----------
competitive, and the Company expects this competition to increase. The Company expects that because of the lack of significant barriers to entry into this market, new competitors may enter the market in the future. In addition, larger companies are competing with the Company in the IT education and training market, in part through the acquisition of the Company's competitors, and the Company expects this trend to continue. Such competitors may also include publishing companies and vendors of application software, including those vendors with whom the Company has formed development and marketing alliances.

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

Developing Market. The market for IT education and training is rapidly evolving.
-----------------
New methods of delivering interactive education software are being developed and offered in the marketplace, including intranet and Internet deployment and management systems. Many of these new delivery and training management systems will involve new and different business models and contracting mechanisms. In addition, multimedia and other product functionality features are being added to the educational software. Accordingly, CBT's future success will depend upon, among other factors, the extent to which CBT is able to develop and implement products which address these emerging market requirements. There can be no assurance that CBT will be successful in meeting changing market needs. In particular, CBT has announced and will ship in 1997 its next generation education deployment and management system, CBT Campus. If CBT Campus were to fail to secure market acceptance, sales of CBT courseware, and CBT's operating results, could be materially adversely affected. There can be no assurance that CBT will successfully launch CBT Campus.

Seasonality.  The software industry generally, and the Company in particular,
-----------
are subject to seasonal revenue fluctuations, based in part on customers' annual budgetary cycles and in part on the annual nature of sales quotas. These seasonal trends have in the past caused, and in the future are expected to continue to cause, revenues in the first quarter of a year to be less, perhaps substantially so, than revenues for the immediately preceding fourth quarter.
In addition, the Company has in past years added significant headcount in the sales and marketing and research and development functions in the first quarter, and to a lesser extent, the second quarter. Because these headcount additions do not immediately contribute significant revenues, the Company's operating margins in the earlier part of the year tend to be significantly lower than in the later parts of the year. It is expected that this factor will affect CBT's operating margins to some extent, in the third quarter of 1997. There can be no assurance, however, that operating margins in the fourth quarter will meet the Company's expectations. Many software companies also experience a seasonal downturn in demand during the summer months. There can be no assurance that these or other seasonal trends will not have a material adverse effect on the Company's results of operations.

Management of Expanding Operations and Acquisitions.  The Company has recently
---------------------------------------------------
experienced rapid expansion of its operations, which has placed, and is expected to continue to place, significant demands on the Company's administrative, operational and financial personnel and systems. The Company's future operating results will substantially depend on the ability of its officers and key employees to manage changing business conditions and to implement and improve its operational, financial control and reporting systems. In particular, the Company requires significant improvement in its order entry and fulfillment and management information systems in order to support its expanded operations. If the Company is unable to respond to and manage changing business conditions, its business and results of operations could be materially adversely affected.

As a result of the consummation of a number of acquisitions, the Company's operating expenses have increased. There can be no assurance that the integration of these businesses can be successfully completed in a timely fashion, or at all, or that the revenues from the acquired businesses will be sufficient to support the costs associated with those businesses, without adversely affecting the Company's operating margins. Any failure to successfully complete the integration in a timely fashion or to generate sufficient revenues from the acquired businesses could have a material adverse effect on the Company's business and results of operations.

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

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

     The Company held its annual general meeting of shareholders on June 12, 1997 (the "AGM"). Voting was conducted by a show of hands in accordance with Irish law. Five shareholders or their representatives were present for the vote. There were no abstentions, broker non-votes or votes withheld with respect to any matter. The following is a brief description of each matter submitted to a vote of the security holders at the AGM and a summary of the votes tabulated with respect to each such matter:

     The shareholders re-elected Mr. William G. McCabe to serve as a director of the Company.

                  Votes "FOR"                 Votes "AGAINST"
                 -------------                ---------------
                       5                            0

     The shareholders re-elected Mr. John P. Hayes to serve as a director of the Company.

                  Votes "FOR"                 Votes "AGAINST"
                 -------------                ---------------
                        5                           0

     The shareholders elected Mr. James J. Buckley to serve as a director of the Company.

                  Votes "FOR"                 Votes "AGAINST"
                 -------------                ---------------
                        5                           0

      The shareholders authorized the Company's Board of Directors to fix the remuneration of the Company's auditors.

                  Votes "FOR"                 Votes "AGAINST"
                 -------------                ---------------
                        5                           0

     The shareholders authorized and approved an amendment to the Company's 1994 Share Option Plan (the "1994 Plan") increasing the total number of Ordinary Shares reserved for issuance thereunder by 464,905 (which will be represented by 929,810 ADSs).

                  Votes "FOR"                 Votes "AGAINST"
                 -------------                ---------------
                        5                           0

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



                                    CBT GROUP PLC



Date:  August 13, 1997              By:  /s/ James J. Buckley
                                         --------------------
                                         James J. Buckley
                                         Chief Executive Officer and President



Date:  August 13, 1997              By:  /s/ Gregory M. Priest
                                         ---------------------
                                         Gregory M. Priest
                                         VP, Finance and Chief Financial Officer