Form 10-Q
period 1997-09-30
CBT GROUP PLC
filed 1997-11-14
CIK 940181

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1997

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition period from ________ to ________

Commission File Number:                     0-25674

                       CBT GROUP PUBLIC LIMITED COMPANY
            (Exact name of registrant as specified in its charter)


      Republic of Ireland                              Not Applicable
      -------------------                              --------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


                              1005 HAMILTON COURT
                          MENLO PARK, CALIFORNIA 94025
          (Address of principal executive offices, including zip code)


                                 (650) 614-5900
              (Registrant's telephone number, including area code)



Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]  No [_]


The number of American Depositary Shares (issued or issuable in exchange for Registrant's issued and outstanding Ordinary Shares) outstanding as of October 31, 1997 was 19,649,652. The number of Ordinary Shares outstanding as of October 31, 1997 was 9,824,826.

                        CBT GROUP PUBLIC LIMITED COMPANY

                               TABLE OF CONTENTS

                                                                                        Page
                                                                                       Number
                                                                                   --------------
PART I.         FINANCIAL INFORMATION

     Item 1.    Financial Statements

                Condensed Consolidated Balance Sheets as of December 31, 1996             3
                and as of September 30, 1997

                Condensed Consolidated Statements of Operations for the three             4
                and nine month periods ended September 30, 1996 and 1997

                Condensed Consolidated Statements of Cash Flows for the nine              5
                month periods ended September 30, 1996 and 1997

                Notes to Condensed Consolidated Financial Statements                      6

     Item 2.    Management's Discussion and Analysis of Financial Condition               7
                and Results of Operations

PART II.        OTHER INFORMATION

     Item 2(c) Changes in Securities - Sales of Unregistered Securities                 15

     Item 6.   Exhibits and Reports on Form 8-K                                         16

                                 CBT GROUP PLC

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (dollars in thousands)


                                                                                          December 31,    September 30,
                                                                                              1996            1997
                                                                                         --------------  ---------------
                                                                                                           (Unaudited)
                                     ASSETS
CURRENT ASSETS
Cash                                                                                       $11,356              $ 21,787
Short-term investments                                                                      36,782                37,979
Accounts receivable, net                                                                    20,883                28,885
Inventories                                                                                    302                   477
Deferred tax assets, net                                                                       140                   140
Prepaid expenses                                                                             3,986                 3,939
                                                                                           -------              --------
     Total current assets                                                                   73,449                93,207

Property and equipment, net                                                                  6,990                 8,277
Investment                                                                                   4,997                 5,197
Deferred tax asset                                                                             428                   381
Other assets                                                                                 2,798                 6,577
                                                                                           -------              --------
     Total assets                                                                           88,662               113,639
                                                                                           =======              ========
                                            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Borrowings under bank overdraft facility and overdrafts                                       152                    14
 Accounts payable                                                                            3,433                 3,938
 Accrued payroll and related expenses                                                        3,301                 3,860
 Other accrued liabilities                                                                  12,448                14,140
 Deferred revenues                                                                           6,993                 4,594
                                                                                           -------              --------
     Total current liabilities                                                              26,327                26,546
NON-CURRENT LIABILITIES
 Borrowings under bank loan facility                                                           794                     -
 Accrued payroll and related expenses                                                          143                   142
 Other accrued liabilities                                                                       -                   461
 Deferred tax liability                                                                        112                   112
 Minority equity interest                                                                       16                   622
                                                                                           -------              --------
     Total non-current liabilities                                                           1,065                 1,337
                                                                                           -------              --------
SHAREHOLDERS' EQUITY
Ordinary Shares, IR37.5p par value: 30,000,000 shares authorized at
 December 31, 1996 and September 30, 1997; issued and outstanding:
 9,043,943 shares at December 31, 1996 and 9,663,632 at September 30, 1997
                                                                                             5,511                 5,916

Additional paid-in capital                                                                  58,287                68,460
Accumulated (deficit) surplus                                                               (2,809)               11,025
Cumulative translation adjustment                                                              281                   355
                                                                                           -------              --------
     Total shareholders' equity                                                             61,270                85,756
                                                                                           -------              --------
         Total liabilities and shareholders' equity                                         88,662               113,639
                                                                                           =======              ========

Note: The condensed consolidated balance sheet at December 31, 1996 has been derived from the audited financial statements at that date and has been restated to reflect the acquisitions of ALA, Benelux and Scholars.com (each as defined in the Notes below). In addition, the balance sheet does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                 CBT GROUP PLC

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)

                                                          Three Months                       Nine Months
                                                          ------------                       -----------
                                                       Ended September 30                Ended September 30
                                                       ------------------                ------------------
                                                     1996              1997              1996            1997
                                               ----------------  ----------------  ----------------  -------------
                                                 (Unaudited)       (Unaudited)       (Unaudited)      (Unaudited)
Revenues                                               $19,007           $30,412           $50,566        $78,516
Cost of revenues                                         3,200             4,862             9,160         13,011
                                                       -------           -------           -------        -------
Gross profit                                            15,807            25,550            41,406         65,505
Operating expenses:
  Research and development                               2,932             4,941             7,974         12,911
  Sales and marketing                                    7,755            11,881            21,463         31,462
  General and administrative                             1,513             1,984             4,134          5,462
  Costs of acquisitions                                      -               242               596          1,168
                                                       -------           -------           -------        -------
     Total operating expenses                           12,200            19,048            34,167         51,003
                                                       -------           -------           -------        -------
Income from operations                                   3,607             6,502             7,239         14,502
Other income, net                                          571               680             1,576          1,773
                                                       -------           -------           -------        -------
Income before provision for income taxes                 4,178             7,182             8,815         16,275
Provision for income taxes                                (731)           (1,077)           (1,546)        (2,441)
                                                       -------           -------           -------        -------
Net income                                               3,447             6,105             7,269         13,834
                                                       =======           =======           =======        =======
Net income per equivalent ADS(1)                       $  0.17           $  0.29           $  0.37        $  0.67
                                                       =======           =======           =======        =======
Shares used in computing net income per                 20,088            21,003            19,845         20,686
 equivalent ADS(1)                                     =======           =======           =======        =======

___________________________________________________

(1) Net income per equivalent ADS gives effect to the two-for-one share split of the Registrant's ADSs effected in May 1996. Net income per Ordinary Share was $0.34 and $0.58 for three months ended September 30, 1996 and 1997, respectively and $0.73 and $1.34 for the nine months ended September 30, 1996 and 1997, respectively. Shares used in computing net income per Ordinary Share were 10.044 million and 10.502 million for three months ended September 30, 1996 and 1997, respectively and 9.923 million and
     10.343 million for the nine months ended September 30, 1996 and 1997, respectively.

                                 CBT GROUP PLC


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH
                             (dollars in thousands)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                 1996                1997
                                                                         --------------------  -----------------
                                                                             (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                           $ 7,269            $13,834
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Depreciation and amortization                                                           850              2,703
 Accrued interest on short-term investments                                              134                193
 Changes in operating assets and liabilities:
  Accounts receivable                                                                 (1,838)            (8,395)
  Inventories                                                                            226               (214)
  Deferred tax assets                                                                     27                  -
  Prepaid expenses and other assets                                                   (2,879)            (3,808)
  Accounts payable                                                                       639                631
  Accrued payroll and related expenses and other accrued liabilities                   1,847              3,053
  Deferred revenues                                                                     (793)            (2,194)
                                                                                     -------            -------
Net cash provided by operating activities                                              5,482              5,803
                                                                                     -------            -------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                                                   (4,106)            (3,990)
 Payments to acquire short-term investments                                           (1,311)            (1,390)
 Payment to acquire investment                                                             -               (200)
                                                                                     -------            -------
 Net cash used in investing activities                                                (5,417)            (5,580)
                                                                                     -------            -------
CASH FLOWS FROM FINANCING ACTIVITIES
 Payments of notes payable                                                               (79)                 -
 Repayment of bank loans                                                                   -               (794)
 Repayments under bank overdraft facility                                             (1,346)              (138)
 Proceeds receivable from shareholders                                                    11                  -
 Proceeds from issuance of preferred shares in subsidiary                                  -                605
 Proceeds from issuance of ordinary shares, net                                          986             10,578
                                                                                     -------            -------
Net cash provided by (used in) financing activities                                     (428)            10,251
                                                                                     -------            -------
Effect of exchange rate changes on cash                                                   36                (43)
                                                                                     -------            -------
Net increase (decrease) in cash                                                         (327)            10,431
Cash at beginning of period                                                            7,142             11,356
                                                                                     -------            -------
Cash at end of period                                                                $ 6,815            $21,787
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

NOTE 2    ACQUISITION OF BEN WATSON ASSOCIATES LTD.

  On August 31, 1997, CBT Group PLC ("CBT," or the "Company") completed the acquisition of Ben Watson Associates Ltd., a New Brunswick, Canada corporation carrying on business under the registered business name scholars.com ("Scholars"). Scholars is a provider of online IT certification training.

  The Company issued a total of 9,408 Ordinary Shares to the sole shareholder of Scholars in connection with the acquisition. The transaction is being accounted for as a "pooling of interests" in accordance with U.S. generally accepted accounting principles.

NOTE 3    ACQUISITIONS OF ALA AND BENELUX

  On February 28, 1997, the Company completed the acquisitions of Applied Learning Limited, a company organized under the laws of Tasmania, Australia ("ALA") and CBT Systems Benelux B.V., a Netherlands limited liability company ("Benelux"). ALA was an Australian distributor of interactive education software and had been CBT's exclusive distributor in Australia and New Zealand, and Benelux had been the Company's exclusive distributor in the Netherlands, Belgium, and Luxembourg.

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

NOTE 5    EARNINGS PER EQUIVALENT ADS

  In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of such requirements is expected to result in a restated primary earnings per share for the three month periods ended September 30, 1996 and 1997 of $0.19 and $0.32 per equivalent ADS, respectively, and for the nine month periods ended September 30, 1996 and 1997 of $0.41 and $0.73 per equivalent ADS, respectively.

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

OVERVIEW

CBT Group PLC ("CBT," or the "Company") is a leading provider of interactive software designed to meet the information technology ("IT") education and training needs of businesses and organizations worldwide. The Company develops, publishes and markets a broad library of more than 494 software titles covering a comprehensive range of client/server, Internet and corporate intranet technologies and are delivered on networked and standalone PCs and over corporate intranets.

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

RECENT DEVELOPMENTS

Acquisition of Scholars
-----------------------

On August 31, 1997, CBT completed the acquisition of Ben Watson Associates Ltd., a New Brunswick, Canada corporation carrying on business under the registered business name scholars.com ("Scholars"). Scholars is a provider of online certification training. The Company issued a total of 9,408 Ordinary Shares to the sole shareholder of Scholars in connection with the acquisition. The transaction is being accounted for as a "pooling of interests" in accordance with U.S. generally accepted accounting principles.

Acquisitions of ALA and Benelux
-------------------------------
On February 28, 1997, CBT completed the acquisition of Applied Learning Limited, a company organized under the laws of Tasmania, Australia ("ALA"). ALA is an Australian distributor of interactive education software and had been CBT's exclusive distributor in Australia and New Zealand. Approximately half of ALA's revenue for the year ended December 31, 1996 was attributable to sales of products supplied by National Education Training Group ("NETG"), a division of National Education Corporation, a competitor of the Company.

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

RESULTS OF OPERATIONS

The following table sets forth certain restated consolidated statements of operations data as a percentage of revenues:

                                                   Three Months            Nine Months
                                                   ------------            -----------
                                                Ended September 30      Ended September 30
                                                ------------------      ------------------
                                                 1996        1997        1996        1997
                                              ----------  ----------  ----------  ----------
Revenues                                            100%        100%        100%        100%
Cost of revenues                                   16.8        16.0        18.1        16.6
                                                   ----        ----        ----        ----
Gross profit                                       83.2        84.0        81.9        83.4

Operating expenses:
  Research and development                         15.4        16.2        15.8        16.4
  Sales and marketing                              40.8        39.1        42.4        40.1
  General and administrative                        8.0         6.5         8.2         7.0
  Costs of acquisitions                              --         0.8         1.2         1.5
                                                   ----        ----        ----        ----
     Total operating expenses                      64.2        62.6        67.6        65.0
                                                   ----        ----        ----        ----
Income from operations                             19.0        21.4        14.3        18.4
Other income, net                                   3.0         2.2         3.1         2.3
                                                   ----        ----        ----        ----
Income before provision for income taxes           22.0        23.6        17.4        20.7
Provision for income taxes                          3.9         3.5         3.0         3.1
                                                   ----        ----        ----        ----
Net income                                         18.1%       20.1%       14.4%       17.6%
                                                   ====        ====        ====        ====

Revenues

Revenues increased 60% to $30.4 million in the three months ended September 30, 1997 from $19.0 million in the three months ended September 30, 1996, and 55% to $78.5 million in the nine months ended September 30, 1997 from $50.6 million in the nine months ended September 30, 1996. The increases in revenues during these periods were primarily attributable to an increase in the number of available courses, strong customer contract renewals and upgrades and expanded marketing and distribution efforts.

Revenues in the United States for the three and nine month periods ended September 30, 1997 increased to $21.4 million (or 70% of revenues) and $56.6 million (or 72% of revenues), respectively, from $12.3 million (or 65% of revenues) and $33.6 million (or 66% of revenues) for the three and nine month periods ended September 30, 1996, respectively. These increases were primarily the result of a significant increase in the number of sales and related personnel employed in the United States, an increase in the number of available courses and an expansion of the Company's customer base. The increases in U.S. revenues as a percentage of total revenues are primarily attributable to the inclusion in the 1996 periods of substantial revenues from ALA attributable to sales of competitive NETG products, which reduced significantly in the 1997 periods, resulting in a lower consolidated percentage growth rate internationally than in the United States.

Revenues in Europe for the three and nine month periods ended September 30, 1997 were $5.0 million (or 16% of revenues) and $12.6 million (or 16% of revenues), respectively, compared to $3.8 million (or 20% of revenues) and $9.5 million (or 19% of revenues) for the same periods in

1996. Revenues from outside the United States and Europe (principally from Australia and Canada) in the three and nine month periods ended September 30, 1997 were 14% and 12%, respectively, compared to 15% and 15% for the same periods in 1996. Because a significant portion of the Company's business is conducted outside the United States, the Company is subject to numerous risks of doing business in other countries, including risks related to currency fluctuations.

Cost of Revenues

Cost of revenues includes the cost of materials (such as CD-ROMs, diskettes, packaging and documentation), royalties to third parties, the portion of development costs associated with funded development projects and fulfillment costs.

Gross margins increased to 84.0% and 83.4% in the three and nine month periods ended September 30, 1997, respectively, from 83.2% and 81.9% in the three and nine month periods ended September 30, 1996, respectively. The lower gross margins during the three and nine month periods ended September 30, 1996 were primarily due to the restatement of these periods for the acquisition of ALA, whose royalty payments to third party providers during such periods were higher than the average royalty payments paid by CBT. The Company expects that cost of revenues may fluctuate from period to period in the future based upon many factors, including the mix of titles licensed (between titles developed exclusively by CBT and royalty-bearing titles developed pursuant to development and marketing alliances) and the timing of expenses associated with development and marketing alliances.

Research and Development Expenses

Research and development expenses consist primarily of salaries and benefits, occupancy expenses, travel expenses and fees paid to outside consultants. Research and development expenses increased in the three and nine month periods ended September 30, 1997 to $4.9 million (or 16.2% of revenues) and $12.9 million (or 16.4% of revenues), respectively, from $2.9 million (or 15.4% of revenues) and $7.9 million (or 15.8% of revenues) in the comparable periods of the prior year. These increases are primarily the result of the hiring of additional research and development personnel required to expand and enhance the Company's library of software products and the development of CBT Campus, the Company's next-generation education deployment and management system. The Company believes that significant investment in research and development is required to remain competitive in the information technology education and training market, and the Company therefore expects research and development expenses to continue to increase in absolute terms in future periods.

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

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries and commissions, advertising and promotional expenses and related overhead costs. These expenses increased in absolute terms in the three and nine month periods ended September 30, 1997 to $11.9 million (or 39.1% of revenues) and $31.5 million (or 40.1% of revenues), respectively, from $7.8 million (or 40.8% of revenues) and $21.5 million (or 42.4% of revenues) for the comparable periods of the prior year.
The increases in absolute terms were primarily attributable to an increase in the number of sales and sales related personnel in the United States and, to a lesser extent, outside the United States. Commission costs have also increased in absolute terms along with the increase in revenues during these periods. The decreases in sales and marketing expenses as a percentage of revenues during these periods were due primarily to more rapid increases in revenues than in associated expenses. The Company expects to increase sales and marketing expenses in the future to support an increase in its sales force and expansion of its marketing efforts.

General and Administrative Expenses

General and administrative expenses increased in absolute terms and declined as a percentage of revenues in the three and nine month periods ended September 30, 1997 to $2.0 million (or 6.5% of revenues) and $5.5 million (or 7.0% of revenues), respectively, from $1.5 million (or 8.0% of revenues) and $4.1 million (or 8.2% of revenues) for the comparable periods of the prior year. The increases in absolute terms were primarily the result of increased staffing to support expanding operations. The decreases as a percentage of revenues were principally due to more rapid increases in revenues than in associated expenses. The Company anticipates that general and administrative expenses will increase in future periods due to increases in staffing and infrastructure.

Other Income, Net

Other income, net, comprises interest expense, interest income and foreign currency exchange gains and losses. The Company recognized other income, net, of $680,000 and $1.8 million in the three and nine month periods ended September 30, 1997, respectively, as compared to other income, net, of $571,000 and $1.6 million for the comparable periods of the prior year. The increases in other income during such periods were primarily attributable to interest on cash and short-term investments.

The Company's consolidated financial statements are prepared in dollars, although several of the Company's subsidiaries have functional currencies other than the dollar, and a significant portion of the Company's and its subsidiaries' revenues, costs and assets are denominated in currencies other than their respective functional currencies. Fluctuations in exchange rates may have a material adverse effect on the Company's results of operations, particularly its operating margins, and could result in exchange losses. The impact of future exchange rate fluctuations on the Company's results of operations cannot be accurately predicted. To date, the Company has not sought to hedge the risks associated with fluctuations in the exchange rate, but may undertake certain transactions to hedge specific currency risks in the future. There can be no assurance that any hedging techniques implemented by the Company would be successful in eliminating or reducing the effects of currency fluctuations.

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

The effective tax rates for the three and nine month periods ended September 30, 1997 were 15.0% and 15.0%, compared to 17.5% and 17.5% for the same periods in 1996. The higher tax rates for the three and nine month periods ended September 30, 1996 were primarily the result of losses incurred by the Company's German subsidiary and Benelux, which losses were not available to offset taxable income earned in other jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments of $59.8 million at September 30, 1997 increased from $48.1 million at December 31, 1996. Working capital increased to $66.7 million at September 30, 1997 from $47.1 million at December 31, 1996. The increases in cash and short-term investments and working capital were primarily the result of increased net income and receipts from the issuance of shares upon exercise of employee share options, which were partially offset by the repayment of bank loans and expenditures for property and equipment to support the Company's expanded operations.

Net cash provided by operating activities was $5.8 million in the nine months ended September 30, 1997 compared to net cash provided by operating activities of $5.5 million for the comparable period of the prior year. The increase was primarily the result of increases in accounts receivable, prepaid commissions and decreased deferred revenues, which were partially offset by increases in accrued liabilities.

Capital expenditures were $4.0 million in the nine months ended September 30, 1997 compared to $4.1 million for the comparable period of the prior year. The decrease was primarily attributable to the completion of the Company's new fulfillment and development centers in Dublin and the relatively higher capital expenditures in the 1996 period due to the relocation of the Company's U.S. corporate headquarters to Menlo Park, California in the first half of 1996. Although the Company currently has no material capital commitments, the Company expects to spend significantly more in 1997 than in previous years, primarily as a result of improvements to its information systems and capital expenditures associated with its new research and development and fulfillment facilities in Dublin, Ireland. The Company expects to make significant additional investments in these areas during the remainder of 1997 and in 1998. In addition, growth in the Company's headquarters staff and the staff at the Dublin development center will require significant additional space in both locations, including potential relocation of both offices, which would likely result in significant incremental expenses and cash expenditures.

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

Fluctuations in Operating Results. The Company has in the past experienced fluctuations in its quarterly operating results and anticipates that such fluctuations will continue and could intensify in the future. Fluctuations in operating results may result in volatility in the price of the Company's ADSs. Although the Company was profitable in each of the last fifteen quarters, there can be no assurance that such profitability will continue in the future or that the levels of profitability will not vary significantly among quarterly periods. The Company's operating results may fluctuate as a result of many factors, including size and timing of orders and shipments, mix of sales between products developed solely by the Company and products developed through development and marketing alliances, royalty rates, the announcement, introduction and acceptance of new products, product enhancements and technologies by the Company and its competitors, mix of sales between the Company's field sales force, its other direct sales channels and its indirect sales channels, competitive conditions in the industry, loss of significant customers, delays in availability of existing or new products, spending patterns of the Company's customers, currency fluctuations and general economic conditions.

The Company's expense levels are based in significant part on its expectations regarding future revenues and are fixed to a large extent in the short term. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any significant revenue shortfall would therefore have a material adverse effect on the Company's results of operations. In addition, the Company hired additional employees in the first nine months of 1997. This increase in employee expense could have a negative impact on the Company's operating margins during 1997.

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

The Company regularly evaluates acquisition opportunities and is likely to make acquisitions in the future. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization of expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's results of operations. Product and technology acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention to other business concerns, risks of entering markets in which the Company has no or limited prior experience and potential loss of key employees of acquired companies. The Company's management has had limited experience in assimilating acquired organizations and products into the Company's operations. No assurance can be given as to the ability of the Company to integrate successfully any operations, personnel or products that have been acquired or that might be acquired in the future, and the failure of the Company to do so could have a material adverse effect on the Company's results of operations.

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

PART II.  OTHER INFORMATION

ITEM 2(c).  CHANGES IN SECURITIES - SALES OF UNREGISTERED SECURITIES

     On August 31, 1997 (the "Closing Date"), CBT acquired all of the outstanding common shares of Scholars. The acquisition of Scholars (the "Acquisition") was consummated pursuant to a Share Purchase Agreement dated as of August 4, 1997 (the "Purchase Agreement"), made and entered into by and among CBT, Scholars and Ben Watson, the sole shareholder of Scholars ("Watson"). In the Acquisition, CBT received all of the outstanding common shares of Scholars in exchange for 9,408 ordinary shares, par value IR37.5p, of CBT (the "CBT Ordinary Shares"). As a result of the Acquisition, Scholars became a wholly-owned subsidiary of CBT.

     There were no underwriters or placement agents involved in the Acquisition. All of the CBT Ordinary Shares were issued to Watson.

     As described above, CBT received all of the common shares of Scholars in exchange for the CBT Ordinary Shares. The amount of consideration was determined based on arms' length negotiations between CBT, Scholars and Watson and took into account various factors concerning the valuation of the business of Scholars.

     In connection with the issuance of the CBT Ordinary Shares in the Acquisition, CBT relied upon the exemptions contained in Regulation S and
Section 4(2) under the Securities Act of 1933, as amended (the "Act"). The acquisition consisted of the offer and sale of the CBT Ordinary Shares to Watson, a resident of Fredericton, New Brunswick, Canada, and a non-U.S. citizen. Without limiting the generality of the foregoing, the offer and sale of the CBT Ordinary Shares were made in an "offshore transaction" as defined in Rule 902(i) of the Act) to a non "U.S. person" (as defined in Rule 902(o) of the
Act) in the absence of any "directed selling efforts" (as defined in Rule 902(b) of the Act). In addition, CBT structured the Acquisition to fall within the exemption contained in Section 4(2) of the Act. The fair market value of the CBT Ordinary Shares as of the date of the Acquisition was approximately US$1,210,000.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits
        --------

        11.1 Statement Regarding Computation of Net Income Per Ordinary Share.

        27.1 Financial Data Schedule.

   (b)  Reports on Form 8-K
        -------------------

             The Company filed a report on Form 8-K with the Securities and Exchange Commission on September 10, 1997 reporting under Item 9 the Company's acquisition of Scholars on August 31, 1997.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              CBT GROUP PLC



Date:  November 14, 1997            By:  /s/ James J. Buckley
                                         -----------------------------
                                    James J. Buckley
                                    Chief Executive Officer and President



Date:  November 14, 1997            By:  /s/ Gregory M. Priest
                                         -----------------------------
                                    Gregory M. Priest
                                    VP, Finance and Chief Financial Officer