Form 10-K
period 1997-12-31
CBT GROUP PLC
filed 1998-03-20
CIK 940181

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
(Mark One)
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1997

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

                             1005 HAMILTON COURT
                         MENLO PARK, CALIFORNIA 94025
                   (Address of principal executive offices)

Registrant's telephone number, including area code     (650) 614-5900

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
         Title of each class                      on which registered
         -------------------                     ---------------------
               None.                                     None.

Securities registered pursuant to Section 12(g) of the Act:

                            Ordinary Shares IR37.5p
                               (Title of class)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period of time that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes  X  No____
                                               -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [___]

The aggregate market value of the voting shares held by non-affiliates of Registrant was $1,953,125,184 as of March 10, 1998 (excludes 224,726 shares which may be deemed to be held by directors, officers and affiliates of Registrant as of March 10, 1998).

The number of Registrant's equivalent American Depositary Shares outstanding as of March 10, 1998 was 40,443,532.

Portions of Registrant's definitive proxy statement to be delivered to shareholders in connection with Registrant's annual general meeting of shareholders to be held on or about April 28, 1998 in Dublin, Ireland, are incorporated by reference into Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference to this Form 10-K, the proxy statement is not deemed to be filed as a part hereof.

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

GENERAL

CBT Group PLC ("CBT Group" or the "Company") is a leading provider of interactive education software designed to meet the information technology ("IT") education and training needs of businesses and organizations worldwide. The Company develops, publishes and markets a comprehensive library of 558 software titles at the end of 1997 covering a range of client/server, mainframe, Internet and intranet technologies. CBT Group's products are used by 1,576 of the world's leading corporations to train employees to develop and apply mission-critical technologies in the workplace. CBT Group works with leading software companies, including Cisco Systems, Inc. ("Cisco"), Informix Corporation ("Informix"), Lotus Development Corporation ("Lotus"), Marimba, Inc. ("Marimba"), Microsoft Corporation ("Microsoft"), Netscape Communications Corporation ("Netscape"), Novell, Inc. ("Novell"), Oracle Corporation ("Oracle"), SAP America, Inc. ("SAP"), Sybase, Inc. ("Sybase") and the IBM-Netscape-Sun Microsystems, Inc. collaborative Java education effort to develop and market vendor-specific training. CBT Group has also formed the Internet Security Training Consortium with Check Point Software Technologies, Inc. ("Check Point"), Cisco, IBM, Intel Corporation, the Javasoft business unit of Sun Microsystems, Inc., Lotus, Netscape, Network Associates, Inc. (formerly McAfee Associates, Inc.) ("Network Associates"), RSA Data Security, Inc. ("RSA Data Security"), Security Dynamics Technologies, Inc. ("Security Dynamics"), and VeriSign, Inc. ("VeriSign") to address the Internet security training needs of enterprises worldwide.

CBT Group, a public limited company incorporated under the laws of the Republic of Ireland, was initially formed to act as a holding company for investment purposes and acquired a controlling interest in a number of companies in a variety of business areas. In November 1990, the Company acquired its U.S. subsidiary, CBT Systems USA, Ltd. (effective as of April 3, 1995 CBT Systems USA, Ltd. was merged with and into its parent, Thornton Holdings, Ltd., which subsequently changed its name to CBT Systems USA, Ltd.) ("CBT USA").

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

In November 1995, the Company completed a merger with Personal Training Systems ("PTS"), a provider of end-user and consumer interactive educational software, for an aggregate of 424,228 of its American Depositary Shares ("ADSs"). On May 31, 1996, the Company acquired CLS Consult, Gesellschaft fur Beratung, Management und Beteiligung mbH ("CLS"), a German limited liability company, and New Technology Training Ltd., an Ontario, Canada corporation ("NTT"). CLS is a developer and marketer of interactive education software for SAP client/server applications, and NTT's primary business had been to act as CBT Group's exclusive distributor in Canada. The Company issued a total of 72,932 Ordinary Shares to the former shareholders of CLS and NTT in connection with the acquisitions. On February 28, 1997, the Company completed the acquisitions of Applied Learning Limited, a company organized under the laws of Tasmania, Australia ("ALA") and CBT Systems Benelux B.V., a Netherlands limited liability company ("Benelux"). ALA was an Australian distributor of interactive education software and had been CBT Group's exclusive distributor in Australia and New Zealand; and Benelux had been the Company's exclusive distributor in the Netherlands, Belgium, and Luxembourg. The Company issued the equivalent of 103,611 Ordinary Shares to the former shareholders of ALA and Benelux in connection with the acquisitions. On August 31, 1997, CBT Group completed the acquisition of Ben Watson Associates Ltd., a New Brunswick, Canada corporation carrying on business under the registered business name Scholars.com ("Scholars"). Scholars is a provider of online IT certification training. The Company issued a total of 9,408 Ordinary Shares to the sole shareholder of Scholars in connection with the acquisition. On December 1, 1997, the Company completed the acquisition of CBT Systems Middle East Limited, a company organized under the laws of the Commonwealth of the Bahamas ("MidEast"). MidEast had been the Company's exclusive distributor in the Middle East and a non-exclusive distributor in India. The Company issued a total of 64,500 ordinary shares to the former shareholders of MidEast in connection with the acquisition.

The acquisition of each of Scholars, ALA, Benelux, PTS, CLS, NTT and MidEast was accounted for as a "pooling of interests" in accordance with U.S. generally accepted accounting principles. In compliance with such principles, the Company's operating results have been restated to include the results of Scholars, ALA, Benelux, PTS, CLS, NTT and MidEast as if the acquisitions had occurred at the beginning of the first period presented.

Since September 1991, substantially all of the Company's revenues and operating expenses have been attributable to developing and selling interactive IT education and training software. Unless the context otherwise requires, references to the "Company" or to "CBT Group" are to CBT Group PLC and its consolidated subsidiaries.

The Company was incorporated in the Republic of Ireland on August 8, 1989. The Company's registered office is located at Beech Hill, Clonskeagh, Dublin 4, Ireland, and its telephone number at that address from the United States is
(011) 353-1-283-0077. The address of CBT USA is 1005 Hamilton Court, Menlo Park, California 94025 and its telephone number at that address is (650) 614-5900.

For additional information about the Company's business, see the consolidated financial statements and related notes thereto included herein.

RECENT DEVELOPMENTS

On March 16, 1998, the Company entered into a definitive agreement to acquire The ForeFront Group, Inc., a Houston-based provider of high-quality, cost-effective, computer-based training products and network utilities for technical professionals ("ForeFront"). In the merger, each share of ForeFront common stock will be exchanged for 0.3137 ADSs, and the Company will assume outstanding ForeFront stock options, warrants and other rights to acquire ForeFront common stock. As a result of the merger, the Company will issue approximately 2.1 million ADSs and assume options, warrants and other rights that may be converted into up to approximately 1.1 million ADSs. The transaction is intended to be tax free to shareholders and is intended to be accounted for as a pooling of interests. Consummation of the transaction is subject to expiration or termination of the applicable Hart-Scott-Rodino waiting period, approval of the merger by ForeFront stockholders and other customary closing conditions. The merger is expected to be completed during the second quarter of 1998. Consummation of the transaction is subject to a number of risk factors, including those discussed below and under "Additional Risk Factors that Could Affect Operating Results."

The successful combination of CBT Group and ForeFront, including the successful operation of ForeFront as an autonomous subsidiary of CBT Group, will require substantial effort from each company. The diversion of the attention of management and any difficulties encountered in the transition process could have an adverse impact on CBT Group's ability to realize the full benefits of the merger. The successful combination of the two companies will also require coordination of their research and development and sales and marketing efforts. In addition, the process of combining the two organizations could cause the interruption of, or loss of momentum in, ForeFront's activities. There can be no assurance that CBT Group will be able to retain ForeFront's key management, technical, sales and customer support personnel, or that it will realize any of the anticipated benefits of the merger.

Certain of ForeFront's existing customers or strategic partners may view themselves as competitors of CBT Group's, and therefore determine that the merger is competitively disadvantageous to them. As a consequence, Forefront's relationships with these customers or strategic partners could be adversely affected by the merger, which could adversely affect the ability of CBT Group to continue relationships with such customers after the merger.

On March 9, 1998, the Company effected a two-for-one split of its issued and outstanding ADSs whereby each issued and outstanding ADS is now represented by one-fourth of one ordinary share and each issued and outstanding ordinary share that is deposited with The Bank of New York, as Depositary, is represented by four ADSs. Unless stated otherwise herein, all references to the Company's ADSs are on a post-split basis.

In December 1996, CBT Group and Street Technologies, Inc. ("Street Technologies"), a developer of technology to "stream" multimedia and other large data files to permit real-time delivery over local and wide area networks, corporate intranets and the Internet, entered into an agreement pursuant to which the companies would work together to deploy CBT Group's interactive education software over corporate intranets and the Internet. As part of the agreement, CBT Group acquired a 12.5% ownership interest in Street Technologies and Street Technologies agreed that its license will be exclusive to CBT Group within a defined group of companies. In December 1997, CBT Group exchanged its 12.5% ownership interest in Street Technologies and $300,000 in cash, for a perpetual license of Street Technologies' deployment tools.

INDUSTRY BACKGROUND

Business organizations continue to be dependent upon computer systems in order to remain competitive in their markets. This trend has resulted in significant growth in IT education and training. According to International Data Corporation ("IDC"), the 1996 worldwide and U.S. markets for IT education and training were approximately $16.4 billion and $8.0 billion, respectively, compared to $11.0 billion and $4.4 billion, respectively, in 1992. According to IDC, the factors driving these markets include (i) the shift by organizations from legacy mainframe systems to new client/server technologies, driving corporate information services ("IS") groups to seek additional IT education and training; (ii) business requirements that IS staff be certified in certain technologies in order to assure performance and productivity; (iii) corporate downsizing, resulting in increased training requirements for employees who perform multiple job tasks that require knowledge of varied software applications and technologies; (iv) the proliferation of computers and networks throughout all levels of organizations, increasing the number of employees who need training in client/server and Internet/intranet technologies; and (v) the continuous introduction and evolution of client/server and Internet/intranet technologies, contributing to the need for continuing education.

Traditionally, organizations have primarily fulfilled their requirements for IT education and training through instructor-led training from external vendors or internal training departments. Instructor-led training, however, has a number of limitations. Instructor-led training typically requires employees to leave their desks for prolonged periods, often to attend classes at off-site locations. Such training is also difficult to tailor to individuals' training needs, cannot be easily reviewed and assessed by IS managers and may not offer a cost-effective training solution. The limitations of instructor-led training, combined with constrained IS budgets, larger numbers of employees requiring training and the greater breadth of training needed per employee, have prompted organizations to consider alternative training methodologies. IDC estimates that the instructor-led training market will see a decline in share from 79% in 1996 to 62.5% in 2001. IDC also estimates that the technology-based training will experience a 1996 - 2001 compounded annual growth rate of 30% versus 7.3% growth for instructor-led training.

The proliferation of computers throughout organizations and the increasing multimedia capabilities of computers are supporting the emergence of interactive IT education and training software. According to IDC, the U.S. market for interactive IT education and training software, including multimedia software and electronic performance support systems, was $928 million in 1996, compared to $749 million in 1995, representing a 24% compounded annual growth rate year over year. The Company believes that as businesses seek out alternative methods of training employees, there is a significant market opportunity for software that can meet businesses' needs for productive, flexible and cost-effective IT education and training.

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

THE CBT GROUP SOLUTION

CBT Group's solutions include a comprehensive library of 558 interactive software titles at the end of 1997 designed to meet business' and organizations' IT education and training needs. CBT Group's courseware may be used on networked and standalone PCs and may be deployed over intranets via CBT Group's intranet deployment product, CBTWeb, and the Internet via CBT Group's Internet deployment product, CBTWeb Plus. The courseware titles are organized into curricula and are designed to cover specific aspects of client/server, mainframe, Internet and intranet technologies. Each curriculum provides comprehensive training in an area of technology such as client/server concepts, operating systems, networking, graphical user interfaces and database design. In addition, the Company has developed network-based administration and assessment tools designed to allow IS and human resource managers to track employee usage and performance of CBT Group courseware.

The Company has developed or is developing, both independently and through development and marketing alliances, titles focused on vendor-specific products including Microsoft Windows NT, Oracle Database Administrator 7.3 and 8.0 and Developer 2000, SAP's R/3 3.0, Netscape Navigator, Javascript and LiveWire, IBM/Lotus Notes, Informix Online Dynamic Server, Cisco Router Configuation curricula, Novell NetWare, Sybase/Powersoft PowerBuilder, and Marimba Castanet. In addition, CBT Group has developed courseware titles in conjunction with IBM, Sun Microsystems and Netscape for the Java Education World Tour and has developed or is developing titles for COBOL on MVS, AIX, OS/390 and the Internet Security Courseware Consortium, which titles will include Concept, Platform, Web Server, and Security Technology curricula.

In September 1997, the Company and Asymetrix Corporation, a leading provider of online learning solutions, entered into a strategic partnership to provide organizations with a powerful and easy-to-use tool for creating their own customized computer-based courseware. The companies are developing Toolbook II for CBT Group, which will incorporate the CBT Group user interface, navigation, and overall look and feel with the power and flexibility of ToolBook II. This will allow companies to create their own new customized courseware with the same look and feel that distinguishes CBT Group library of interactive education software. As with CBT Group's standard courseware, content developed using ToolBook II for CBT Group will be deployable over LANs, WANs, intranets, or on stand-alone personal computers.

Also in September 1997, CBT Group announced that it had acquired Scholars.com, a pioneering leader in Internet-based training, offering the services of online mentors as a resource for students taking CBT Group courseware to help them pass vendor certification exams. Scholars focuses on integrating Internet technologies with proven learning methodologies to deliver Internet-based, certification-level mentoring services to students worldwide. The company pairs CBT Group's Microsoft and Novell approved interactive courseware with a team of vendor-certified mentors, known as Learning Advisors, to provide flexible, self-paced study via the Internet. This learning model extends the advantages of online learning by having Learning Advisors available to students twelve hours a day, seven days a week. This methodology enables students to receive personalized assistance as they need it through online chats, email, and newsgroups.

The Company's solutions offer many advantages to both end-users and administrators over traditional instructor-led training. CBT Group's courseware allows employees to tailor training to their work schedules, begin training at a level which is suitable to their needs, integrate training with on-the-job practice, train in only those topics that are relevant to their needs, and access training materials on an ongoing basis as reference tools. CBT Group software is interactive, allowing users to practice and test skills as they learn. The courseware also incorporates sophisticated graphics and simulation technologies to demonstrate many of the concepts introduced.

In addition, the Company's products are designed to allow administrators to leverage their training budgets by tailoring training programs to their organization's needs and tracking training usage and effectiveness. Organizations that invest in the CBT Group solution can offer CBT Group's training software across a network, corporate intranet or the Internet to all employees. CBT Group licenses its courseware primarily through one, two or three year license agreements that provide access to its library of titles, which allows customers to build tailored training solutions. Under these license agreements, customers are able to exchange and update their courses on an annual basis as their internal training needs evolve or as technologies advance. In addition, using the Company's administrative software, IS and human resource administrators can design and monitor training programs for each employee.

CBT GROUP'S STRATEGY

CBT Group has entered into alliances with Check Point, Cisco, Informix, Lotus, Marimba, Microsoft, Netscape, Network Associates, Novell, Oracle, RSA Data Security, SAP, Security Dynamics, Sybase, VeriSign and the IBM/Sun Microsystems/Netscape collaborative Java education effort to develop and market product-specific training. In addition, CBT Group has developed relationships with Checkpoint Software Technologies, Inc., Network Associates, Inc., RSA Data Security, Inc., Security Dynamics Technologies, Inc. and VeriSign, Inc. as a result of its formation of the Internet Security Curriculum Consortium.

The Company markets its software to Fortune 3000 companies and other major U.S. and international organizations primarily through a direct sales force. The Company has increased sales to smaller corporate customers through distributors and its telesales organization.

As of December 31, 1997, the Company had approximately 1,576 corporate customers worldwide, including the following companies or their affiliates: Alcatel Business Systems Corporation, American Management Systems, AT&T, The Bear Stearns Companies, Inc., Bell Atlantic Corporation, Blue Cross Blue Shield Mutual of Ohio, British Airways, Cambridge Technology Partners, Compaq Computer Corporation, Computer Sciences Corporation, CTG, Dell Computer Corporation, Electronic Data Systems Corporation, GTE Data Services, International Business Machines Corporation, MCI Communications, Inc., MedPartners, Inc., Price Waterhouse LLP, Reuters plc, Sprint Corporation, Tandem Computers, Unisys Corporation, The University of California System, the United States Air Force and Wells Fargo & Company.

CBT Group's objective is to maintain and expand its market position through the following strategies:

  Offer a Broad Library to its Customers. The Company offers its customers a broad product library of 558 software titles at the end of 1997 which it believes has created a competitive barrier to entry. In 1997, CBT Group also delivered 120 titles in German and French, and plans to deliver more translated titles in Japanese, Spanish, Portuguese and other languages. The Company's strategy is to continue to expand its product library to allow the Company to sign larger initial contracts and support incremental sales to its customer base over time.

  Leverage Proprietary Development Technologies and Processes. The Company has created a proprietary development engine and a streamlined development process to assist the Company in bringing its products to market in a relatively short time-frame and at a relatively low cost. In addition, the Company's technology generally supports a common product architecture, resulting in products which have a recognizable and consistent interface and are easier to support. The Company plans to continue investing significant resources in research and development to further enhance its underlying development engine and to accelerate the growth of its product library.

  Build Alliances with Key IT Vendors. The Company's strategy is to enter into development and marketing alliances with key IT vendors to produce and distribute vendor-specific authorized training programs. To date, the Company has entered into alliances with Check Point, Cisco, Informix, Lotus, Marimba, Microsoft, Netscape, Network Associates, Novell, Oracle, RSA Data Security, SAP, Security Dynamics, Sybase, VeriSign and the IBM/Sun Microsystems/Netscape collaborative Java education effort. The Company believes these alliances provide a number of competitive advantages, including access to partners' product development plans, source material and distribution channels.

  Expand Channels of Distribution. The Company has primarily targeted Fortune 3000 companies and other major U.S. and international organizations primarily through its direct sales force. During 1997, CBT Group began marketing its software to educational institutions and governmental agencies through a direct sales force. The Company's strategy is to expand its telesales organization and its channels of indirect sales in order to reach organizations which could not otherwise be effectively targeted by its direct sales force and to accelerate its market penetration worldwide. The Company's indirect sales channels are currently comprised of distributors, resellers and training organizations. Over the long term, the Company intends to continue to explore electronic distribution through on-line services, the Internet and corporate intranets.

  Capitalize on Multimedia Technologies. The Company's current products include multimedia elements such as rich graphics, interactive text and simulations, and can be delivered on networked and standalone PCs. The Company's strategy is to enhance its products over time as its customers adopt enterprise-wide systems which have the capability to handle the requirements of more advanced multimedia elements such as sound, video and complex animation. In this regard, the Company has entered into a licensing and development relationship with Street Technologies pursuant to which CBT Group will have the ability to deliver such rich data types over the Internet, corporate intranets and LANs.

  Serve Emerging Internet/Intranet Market Opportunity. The Company believes that Internet technologies, including the Internet itself and the use of these technologies to create enterprise-wide intranets, is radically altering the way certain critical computing activities are performed. As the Internet and intranets emerge as one computing platform, CBT Group believes that new education and training needs will emerge as well. The Company will seek to build upon its current activities in order to build a franchise around Internet and intranet education opportunities.

PRODUCTS

The Company's product library has grown from 44 titles at December 31, 1992 to 558 titles at December 31, 1997, encompassing over 2,200 hours of IT education and training. In general, CBT Group's courseware includes a graphically sophisticated interface that leads students through the subject software, simulating the technology and requiring students to respond actively to the course. CBT Group interactive training typically provides the user with anywhere from 4 to 8 hours of instruction per individual title. Students may also use the courses to pre-test their capabilities in order to position themselves properly within the course and to train only in relevant areas. At the end of the course, students may take a test to measure accurately their mastery of the course content. The results of this test may be viewed by a central administrator using CBT Group's administrative program or exported to a standard database or spreadsheet.

CBT Group has developed an enterprise-wide network-based administrative software program designed to allow a central administrator to audit the use of each course, track employee performance and create specialized curricula for employees by granting access to selected courses.

CBT Group licenses its products primarily through license agreements under which customers may use the delivered products for a period of one, two or three years. The license agreement format allows customers to exchange courses on each anniversary date where the agreement is for more than one year. In order to increase the number of titles or gain access to the library at a time other than the specified dates, the customer may enter into a new license agreement or upgrade the existing license agreement. Volume and multi-year discounts encourage customers to expand license agreements as their needs grow and as they become more familiar with the Company's product library. The Company's pricing varies primarily based on the number of users, the number of titles selected and the length of the contract.

The Company's strategy is to develop comprehensive curricula, each of which provides training in areas related to client/server, mainframe and Internet and intranet technologies. The Company's courses are generally compatible with Windows-based desktop PCs and netBIOS LANs, and most of the Company's recently developed courses are based on native Windows implementations. All of the Company's courses are available for delivery on floppy disk or PC CD-ROM for installation on servers or standalone workstations.

In addition to its continued support of traditional LAN environments, CBT Group has developed a number of products which address the emerging Internet and corporate markets. CBTWeb is an intranet deployment system which allows users to download CBT Group courseware titles across an intranet. Access to these titles is gained through a standard browser. CBTWeb enables customers to access and manage CBT Group courses over an intranet via internally managed web servers. Using CBTWeb, learners can choose to either download CBT Group courseware or interact with it in real time over an intranet using CBT Systems' LivePlay capability. The downloaded courseware contains a utility to send the student records back to a central administrator so that the student progress may be monitored. CBTWeb Plus is a turnkey training solution that enables customers to benefit from Internet-based deployment of CBT Group's entire library of titles without the need to install server-side software on their own network. CBTWeb Plus is an externally hosted version of CBTWeb that allows customers to have their CBT Group courseware managed over the Internet from an external site. CBTWeb Plus is designed to relieve customers of any network infrastructure or security issues, and minimizes human resource requirements, while providing the highest level of deployment flexibility since each student receives CBT Group's training from his or her preferred location. Additionally, training administrators and IS managers are assured that students receive the most up-to-date curricula since the CBTWeb Plus servers are maintained by CBT Group and are continuously updated with the latest courseware at the Company's centralized courseware Development Center in Dublin, Ireland.

In July 1997, CBT Group announced the release of CBTCampus, CBT Group's next-generation training management and deployment architecture. Coupled with CBT Group's library of titles, CBTCampus provides CBT Group's customers with a modular, fully integrated, and extensible solution for delivering sophisticated interactive technology training wherever and however it's needed, whether running over an intranet or across a local area network. CBTCampus features a university campus metaphor as an easy-to-navigate student interface, which can be accessed either as a Windows client application or a web browser plug-in. Behind this intuitive interface is a suite of sophisticated technologies that creates a seamless integrated learning environment for students and administrators. CBTCampus was designed to give high-performance results across a full range of environments. It provides powerful deployment flexibility regardless of an organization's mix of networked systems, and will enable students to access courses seamlessly over an intranet or the Internet, over a LAN, or on their stand-alone desktop or laptop computers.

The market for IT education and training is rapidly evolving. New methods of delivering interactive education software are being developed and offered in the marketplace, including intranet and Internet deployment systems. Many of these new delivery systems will involve new and different business models and contracting mechanisms. In addition, multimedia and other product functionality features are being added to the educational software. Accordingly, CBT Group's future success will depend upon, among other factors, the extent to which CBT Group is able to develop and implement products which address these emerging market requirements. There can be no assurance that CBT Group will be successful in meeting changing market needs. Failure to develop and implement products which address these emerging market requirements could have a material adverse affect on CBT Group's business and results of operations.

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

RESEARCH AND DEVELOPMENT

CBT Group believes that the development of an effective training product requires the convergence of source material, instructional design and computer technology. The first step in developing a new training program is to obtain content through subject matter experts, existing courses, including self-study courses, and product reference materials, including product manuals. The CBT Group development team then writes a script for the program which includes a structure covering all of the relevant concepts, tasks to be completed, interactive features and tests to measure achievement and to reinforce the lesson. During the development of a script for a new program, the Company's developers, working with animators, simulation programmers and graphic designers, simultaneously plan and develop the course elements. These elements are then integrated into a single program. The program is then tested to ensure that each course delivers the desired education and training.

The core of CBT Group's product development is its product development engine-- an environment comprising CBT Group proprietary software and off-the-shelf tools--which has been optimized for the creation of interactive software training programs. The Company believes that its product development engine provides a competitive advantage by allowing the Company to create modular courses, identify and change portions of a course without rewriting the entire course, port courses more easily across operating systems and enhance the multimedia content of its courses more quickly and efficiently. The Company's technology generally supports a common product architecture, resulting in products that have a recognizable and consistent interface and are easier to support. The Company's goal is to continue to enhance its product development engine to meet the Company's future development needs, including ensuring that its courseware is able to incorporate a wide variety of multimedia elements.

The Company performs substantially all of its research and development activities and develops substantially all of its courses at its Dublin, Ireland development facility. From time to time, the Company subcontracts outside development services to develop portions of particular courses. In addition, all products produced using these outside developers remain the sole property of CBT Group. During 1995, 1996 and 1997, research and development expenses totaled approximately $6.6 million, $11.5 million and $19.1 million, respectively. During 1997, the Company's research and development staff grew from 221 to 272 employees. The Company intends to continue to make substantial investments in research and development.

DEVELOPMENT AND MARKETING ALLIANCES

The Company's strategy is to expand its position in the IT education and training market by forming development and marketing alliances with leading IT software vendors. To date, the Company has formed alliances with Check Point, Cisco, Informix, Lotus, Marimba, Microsoft, Netscape, Network Associates, Novell, Oracle, RSA Data Security, SAP, Security Dynamics, Sybase, VeriSign and the IBM/Sun Microsystems/Netscape collaborative Java education effort. The Company believes its development and marketing alliances offer it a number of competitive advantages, including early access to the vendor's software engineers and technical advisors for assistance in developing courses on new products. With the approval of the development partner, products developed under the relationship can be identified as "authorized" by that software vendor, which the Company believes improves the marketability of such courses. In addition, these alliances may result in additional distribution channels for the Company, by allowing each party to distribute courses to its respective customer base. In some of these alliances, the software vendor has contributed financial resources toward the development of specified courses. The Company has recognized the revenue from such development payments on a percentage of completion basis as products are produced or, where required in the contract, as the Company has met specified milestones. The Company believes that these alliances also provide significant benefits to the software vendors by allowing them to achieve additional market penetration generated by increasing the base of trained users.

The Company believes that an increasing proportion of its revenues in the future may be attributable to products developed through its alliances. There can be no assurance that any of these parties will continue to cooperate with the Company, that the Company will be able to develop successfully courses for its development and marketing alliances in a timely fashion or at all, or that the Company will be able to negotiate additional alliances in the future on acceptable terms or at all. There can be no assurance that the marketing efforts of the Company's partners will not disrupt the Company's direct sales efforts. In addition, the Company's development and marketing partners could pursue their existing or alternative training programs in preference to and in competition with those being developed with the Company. In the event that the Company is not able to maintain or expand its current development and marketing alliances or enter into new development and marketing alliances, the Company's operating results and financial condition could be materially adversely affected. Furthermore, the Company is required to pay royalties to its development and marketing partners on products developed with them, which reduces the Company's gross margins. The Company expects that cost of revenues may fluctuate from period to period in the future based upon many factors, including the mix of titles licensed (between titles developed exclusively by CBT Group and royalty-bearing titles developed pursuant to development and marketing alliances) and the timing of expenses associated with development and marketing alliances. In addition, the collaborative nature of the development process under these alliances may result in longer development times and less control over the timing of product introductions than for courses developed solely by the Company.

CUSTOMERS

The Company primarily licenses its courses to Fortune 3000 companies and other major U.S. and international organizations in a wide range of industries, including manufacturing, transportation, telecommunications, utilities, banking, healthcare, securities, computers and insurance. CBT Group also licenses its courseware to educational institutions and governmental agencies. The Company markets its courseware through its direct sales organization to approximately 1,576 corporate customers worldwide and through its telesales organization to approximately 2,174 customers worldwide. The Company also distributes its courses through a number of resellers. No customer accounted for more than 5% of revenues in 1997.

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

The amount and timing of the recognition of revenue associated with this backlog can vary depending on the timing of future deliveries of products and amendments to customers' license agreements. The Company had backlog of approximately $27.1 million, $60.3 million and $110 million as of December 31, 1995, 1996 and 1997, respectively. Approximately 35% of the Company's backlog as of December 31, 1997 was concentrated among seven customers.

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

SALES, MARKETING AND CUSTOMER SUPPORT

Direct Sales and Support

At December 31, 1997, the Company employed 286 direct sales and support people worldwide, of which 151 were located in the United States. The Company's telesales organization, which the Company established in December 1995 to focus on sales of CBT Group courseware to smaller corporate customers and end-users as well as to work with CBT Group's alliance partners' channel efforts, employed 48 people worldwide, of which 39 were located in the United States, at December 31, 1997. The Company plans to continue to build the telesales organization in 1998.

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

EMPLOYEES

As of December 31, 1997, the Company had a total of 702 full-time employees, of whom 334 were engaged in sales, marketing and customer support, 96 in management, administration and finance and 272 in product development. On December 31, 1997, 242 employees were located in the United States, 276 in the Republic of Ireland, 48 in the United Kingdom, 28 in Germany, 35 in Canada, 49 in Australia, 13 in the Benelux countries, 6 in the Middle East and 10 in South Africa. None of the Company's employees is subject to a collective bargaining agreement, and the Company has not experienced any work stoppages. The Company believes that its employee relations are good.

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

FOREIGN OPERATIONS

In 1997, the Company's products were marketed in over 20 countries, and sales outside the United States represented approximately 40%, 33% and 30% of the Company's revenues in 1995, 1996 and 1997, respectively. The Company expects that international operations will continue to account for a significant portion of its revenues and intends to continue to expand its operations outside of the United States. In addition, the Company's research and development organization is located outside the United States. Operations outside the United States are subject to inherent risks, including fluctuations in exchange rates, difficulties or delays in developing and supporting non-English language versions of the Company's products, political and economic conditions in various jurisdictions, unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in staffing and managing foreign subsidiary operations, longer accounts receivable payment cycles and potentially adverse tax consequences. There can be no assurance that such factors will not have a material adverse effect on the Company's future operations outside of the United States.

The Company's consolidated financial statements are prepared in dollars, while several of the Company's subsidiaries have functional currencies other than the dollar, and a significant portion of the Company's revenues, costs and assets are denominated in currencies other than their respective functional currencies. Fluctuations in exchange rates may have a material adverse affect on the Company's results of operations, particularly its operating margins, and could also result in exchange losses. As a result of currency fluctuations, the Company recognized exchange loss of $161,000 in 1995, and exchange gains of $4,000 and $112,000 in 1996 and 1997, respectively. The impact of future exchange rate fluctuations on the Company's results of operations cannot be accurately predicted. To date, the Company has not sought to hedge the risks associated with fluctuations in exchange rates, but may undertake such transactions in the future. There can be no assurance that any hedging techniques implemented by the Company will be successful or that the Company's results of operations will not be materially adversely affected by exchange rate fluctuations.

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

ITEM 2.  PROPERTIES

The Company conducts its operations primarily out of its facilities in Menlo Park, California, and Dublin, Ireland. The Company currently leases approximately 25,000 square feet at its United States headquarters. In Dublin, Ireland, the Company currently leases two properties, one of which comprises approximately 25,000 square feet and houses the Company's main product development center, and the other comprises approximately 8,000 square feet containing the Company's fulfillment operations, including disk duplication, packaging and delivery. The Company has also entered into a lease for approximately 25,000 square feet in Scottsdale, Arizona. This will serve as a second site for the Company's growing telesales organization as well as serve as the United States location for Scholars.

The Company also leases sales office space in a number of countries including the United Kingdom, Australia, the Middle East, the Benelux countries, Canada, Germany and South Africa and throughout the United States.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S SHARE CAPITAL AND RELATED SHAREHOLDER MATTERS

The Company's ADSs have been quoted in the Nasdaq National Market under the symbol CBTSY since the Company's initial public offering on April 13, 1995. Prior to the initial public offering, there was no public market for the Company's securities.

The prices per ADS reflected in the table below represent the range of high and low closing prices reported in the Nasdaq National Market for the periods indicated and reflects both of the two-for-one splits of the Company's ADSs effected on each of May 15, 1996 and March 9, 1998.


     Fiscal 1997                                                                      High            Low
     -----------                                                                      ----            ---
     Fourth quarter ended December 31                                                $41.19          $30.25
     Third quarter ended September 30                                                 40.13           28.63
     Second quarter ended June 30                                                     31.63           20.00
     First quarter ended March 31                                                     35.25           19.07
     Fiscal 1996                                                                      High            Low
     -----------                                                                      ----            ---
     Fourth quarter ended December 31                                                $29.38          $22.38
     Third quarter ended September 30                                                 27.13           19.63
     Second quarter ended June 30                                                     25.13           17.00
     First quarter ended March 31                                                     18.38           10.75

As of March 10, 1998, there were approximately 24 holders of ordinary shares of record of the Company.

Dividends

CBT Group has never declared or paid any dividends on its ordinary shares. CBT Group currently intends to retain all future earnings to finance future operations and therefore does not anticipate paying any dividends in the foreseeable future. Moreover, under the Companies Acts of the Republic of Ireland, dividends may only be paid out of the profits of the Company legally available for distribution.

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

A transfer or issue of ordinary shares for deposit under the Deposit Agreement (between CBT Group, The Bank of New York, as Depositary, and the registered holders and the owners of a beneficial interest in book-entry ADRs) in return for ADRs will be similarly chargeable with stamp duty as will a transfer of ordinary shares from the Depositary or the Custodian upon surrender of an ADR for the purpose of the withdrawal of the underlying ordinary shares in accordance with the terms of the Deposit Agreement.

The Irish Revenue Commissioners have issued a ruling to the Company that transfers of ADRs issued in respect of the Company's shares will not be chargeable with Irish stamp duty for so long as the ADSs are dealt in and quoted on the Nasdaq National Market. It has been confirmed in Section 207, Finance Act 1992 that transfers of ADRs will be exempt from stamp duty where the ADRs are dealt with in a recognized stock exchange. The Nasdaq National Market is regarded by the Irish authorities as a recognized stock exchange.

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

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data for each of the five years in the period ended December 31, 1997 and at December 31, 1997, 1996, 1995, 1994 and 1993 relates to the Company's continuing information technology ("IT") education and training business and should be read in conjunction with the consolidated financial statements and related notes thereto in "Management's Discussion and Analysis of Financial Condition and Results of Operations." The results of operations for each of the three years in the period ended December 31, 1997 and the balance sheets as at December 31, 1997 and 1996 are derived from the consolidated financial statements of the Company, which have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and audited by Ernst & Young, independent auditors. The data at December 31, 1993, 1994 and 1995 and for the years ended December 1993 and 1994 is derived from audited consolidated financial statements of the Company prepared in accordance with U.S. GAAP not included herein. The consolidated statements of operations data for any particular period are not necessarily indicative of the results of operations for any future period, including the Company's fiscal year ending December 31, 1998.

                                                                            Years ended December 31,
                                                            --------------------------------------------------------
(In thousands, except per share data)                          1993       1994       1995        1996       1997
                                                             --------   --------   ---------   --------   ---------
Statement of Operations Data:

Revenues                                                     $22,735    $34,500    $ 49,342    $73,566    $118,639
Cost of revenues                                               5,198      8,424      11,288     12,770      19,475
                                                             -------    -------    --------    -------    --------
Gross profit                                                  17,537     26,076      38,054     60,796      99,164
Operating Expenses
  Research and development                                     3,148      3,603       6,597     11,481      19,068
  Sales and marketing                                         10,085     14,856     20, 282     30,382      47,035
  General and administrative                                   2,329      2,854       4,325      6,379       8,012
  Amortization of acquired intangibles                           558        604          --         --          --
  Costs of acquisitions                                           --         --         198        596       1,534
                                                             -------    -------    --------    -------    --------
    Total operating expenses                                  16,120     21,917      31,402     48,838      75,649
                                                             -------    -------    --------    -------    --------
Income from operations                                         1,417      4,159       6,652     11,958      23,515
Other income (expense), net                                     (224)      (539)        801      2,300       2,598
                                                             -------    -------    --------    -------    --------
Income before provision for income taxes                       1,193      3,620       7,453     14,258      26,113
Provision for income taxes                                      (737)    (1,038)     (1,424)    (2,419)     (3,916)
                                                             -------    -------    --------    -------    --------
Net income                                                       456      2,582       6,029     11,839      22,197
                                                             =======    =======    ========    =======    ========
Net income  per equivalent ADS - Diluted                       $0.02      $0.07       $0.17      $0.30       $0.53
                                                             =======    =======    ========    =======    ========
ADSs used in computing per equivalent ADS amounts             22,452     29,944      35,366     39,912      41,708
                                                             =======    =======    ========    =======    ========
                                                                                 December 31,
                                                          --------------------------------------------------------
                                                                1993       1994        1995       1996        1997
                                                             -------    -------    --------    -------    --------
Balance Sheet Data:
Cash and short-term investments                              $ 3,558    $ 4,656    $ 47,863    $47,819    $ 64,915
Working capital                                               (2,720)    (1,798)     43,459     46,248      79,142
Total assets                                                  13,162     19,149      68,722     87,028     131,321
Long-term debt, excluding current portion                      2,257        787         787         --          --
Redeemable convertible preferred shares                        2,666      4,736          --         --          --
Shareholders' equity (deficit)                                (4,562)    (5,724)     46,299     61,231     100,979

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto contained in Item 8 of this Form 10-K, which have been restated to reflect the acquisitions of Applied Learning Limited ("ALA"), an Australian limited liability company, CBT Benelux B.V. ("Benelux"), a Dutch limited liability company, Ben Watson and Associates Limited ("Scholars.com"), a New Brunswick, Canada corporation and CBT Systems Middle East Limited ("MidEast") a Commonwealth of the Bahamas limited liability company.

Important Note About Forward Looking Statements

The following discussion contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Predictions of future events are inherently uncertain. Actual events could differ materially from those predicted in the forward looking statements as a result of the risks set forth in the following discussion, and in particular, the risks discussed below under the caption "Additional Risk Factors that Could Affect Operating Results."

Overview

CBT ("CBT Group" or the "Company") is a leading provider of interactive software generally designed to meet businesses' information technology ("IT") education and training needs. The Company develops, publishes and markets a broad library of over 558 software titles focused on client/server, Internet and corporate intranet technologies and delivered on networked and standalone PCs and over corporate intranets.

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

In recent years, the Company has entered into several development and marketing alliances with key vendors of client/server, internet/intranet and enterprise software, under which the Company develops titles for training on specific products. Under certain of its development and marketing alliances, the Company's partners have agreed to fund certain product development costs. The Company recognizes such funding as revenues on a percentage of completion basis, and the costs associated with such revenues are reflected as cost of revenues. These agreements have the effect of shifting expenses associated with developing certain new products from research and development to cost of revenues. The Company expects that cost of revenues may fluctuate from period to period in the future based upon many factors, including, but not limited to, the timing of expenses associated with development and marketing alliances. The Company does not expect funding from development partners to contribute significantly to revenues in future years.

Recent Developments

On March 16, 1998, the Company entered into a definitive agreement to acquire The ForeFront Group, Inc., a Houston-based provider of high-quality, cost-effective, computer-based training products and network utilities for technical professionals ("ForeFront"). In the merger, each share of ForeFront common stock will be exchanged for 0.3137 ADSs, and the Company will assume outstanding ForeFront stock options, warrants and other rights to acquire ForeFront common stock. As a result of the merger, the Company will issue approximately 2.1 million ADSs and assume options, warrants and other rights that may be converted into up to approximately 1.1 million ADSs. The transaction is intended to be tax free to shareholders and is intended to be accounted for as a pooling of interests. Consummation of the transaction is subject to expiration or termination of the applicable Hart-Scott-Rodino waiting period, approval of the merger by ForeFront stockholders and other customary closing conditions. The merger is expected to be completed during the second quarter of 1998. Consummation of the transaction is subject to a number of risk factors, including those discussed below and under "Additional Risk Factors that Could Affect Operating Results."

On March 9, 1998, the Company effected a two-for-one split of its issued and outstanding ADSs whereby each issued and outstanding ADS is now represented by one-fourth of one ordinary share and each issued and outstanding ordinary share that is deposited with The Bank of New York, as Depositary, is represented by four ADSs. Unless stated otherwise herein, all references to the Company's ADSs are on a post-split basis.

The successful combination of CBT Group and ForeFront, including the successful operation of ForeFront as an autonomous subsidiary of CBT Group, will require substantial effort from each company. The diversion of the attention of management and any difficulties encountered in the transition process could have an adverse impact on CBT Group's ability to realize the full benefits of the merger. The successful combination of the two companies will also require coordination of their research and development and sales and marketing efforts. In addition, the process of combining the two organizations could cause the interruption of, or loss of momentum in, ForeFront's activities. There can be no assurance that CBT Group will be able to retain ForeFront's key management, technical, sales and customer support personnel, or that it will realize any of the anticipated benefits of the merger.

Certain of ForeFront's existing customers or strategic partners may view themselves as competitors of CBT Group's, and therefore determine that the merger is competitively disadvantageous to them. As a consequence, Forefront's relationships with these customers or strategic partners could be adversely affected by the merger, which could adversely affect the ability of CBT Group to continue relationships with such customers after the merger.

In December 1996, CBT Group and Street Technologies, Inc. ("Street Technologies"), a developer of technology to "stream" multimedia and other large data files to permit real-time delivery over local and wide area networks, corporate intranets and the Internet, entered into an agreement pursuant to which the companies would work together to deploy CBT Group's interactive education software over corporate intranets and the Internet. As part of the agreement, CBT Group acquired a 12.5% ownership interest in Street Technologies and Street Technologies agreed that its license will be exclusive to CBT Group within a defined group of companies. In December 1997 CBT Group exchanged its 12.5% ownership interest in Street Technologies, and $300,000 in cash, for a perpetual license of Street Technologies' deployment tools.

Annual Results of Operations

The following table sets forth certain consolidated statement of operations data as a percentage of revenues for the three years in the period ended December 31, 1997:

                                                                        Years Ended December 31,
                                                          ----------------------------------------------------
                                                               1995              1996               1997
                                                          --------------   ----------------   ----------------
Revenues                                                            100%               100%               100%
Cost of revenues                                                   22.9               17.4               16.4
                                                                   ----               ----               ----
Gross profit                                                       77.1               82.6               83.6
Operating Expenses
  Research and development                                         13.4               15.6               16.1
  Sales and marketing                                              41.1               41.3               39.6
  General and administrative                                        8.7                8.7                6.8
  Costs of acquisitions                                             0.4                0.8                1.3
                                                                   ----               ----               ----
    Total operating expenses                                       63.6               66.4               63.8
                                                                   ----               ----               ----
Income from operations                                             13.5               16.2               19.8
Other income, net                                                   1.6                3.1                2.2
                                                                   ----               ----               ----
Income before provision for income taxes                           15.1               19.3               22.0
Provision for income taxes                                         (2.9)              (3.2)              (3.3)
                                                                   ----               ----               ----
Net income                                                         12.2%              16.1%              18.7%
                                                                   ====               ====               ====

Revenues

Revenues increased from $49.3 million in 1995 to $73.6 million in 1996 and to $118.6 million in 1997. The increases in revenues during these periods were primarily attributable to an increase in the number of available courses, strong customer contract renewals and upgrades and expanded marketing and distribution efforts. Approximately 0.8%, 0.8% and 0.4% of revenues in 1995, 1996 and 1997, respectively, were attributable to development revenues derived from agreements with the Company's development partners. The Company does not expect funding from development partners to contribute significantly to revenues in future years.

Revenues in the United States increased from $29.4 million (or 60% of revenues) in 1995 to $49.3 million (or 67% of revenues) in 1996 and to $83.6 million (or 71% of revenues) in 1997. The increases in 1996 and 1997 were primarily the result of significant increases in the number of sales and related personnel employed in the United States, an increase in the number of available courses and an expansion of the Company's customer base. While revenues in the United States increased significantly in absolute terms over these periods, the Company's sales and marketing expenses and general and administrative expenses in the United States also increased rapidly as the Company hired and expanded its staff to support the U.S. sales growth.

Revenues in Europe were $9.0 million (or 18% of revenues) in 1995, $14.3 million (or 19% of revenues) in 1996, and $20.3 million (or 17% of revenues) in 1997, respectively. Revenues from outside the United States and Europe (principally from Australia, Canada, South Africa and MidEast in 1997) were $10.9 million (or 22% of revenues) in 1995, $10.0 million (or 14% of revenues) in 1996, and $14.7 million (or 12% of revenues) in 1997, respectively. Because a significant portion of the Company's business is conducted outside the United States, the Company is subject to numerous risks of doing business in other countries, including risks related to currency fluctuations.

No customer accounted for more than 5% of revenues in 1995, 1996 or 1997. However, approximately 35% of the Company's backlog at December 31, 1997 was concentrated among seven customers, compared to 35% among nine customers at December 31, 1996. Backlog at any given date represents the amount of all license fees under current agreements which have not yet been recognized as revenues. Although the Company's license agreements are noncancellable by their terms, there can be no assurance that any customer will fulfill the contractual obligations under its agreement. Cancellation, reduction or delay in orders by or shipments to any of these or other customers could have a material adverse effect on the Company's business and results of operations.

Cost of Revenues

Cost of revenues includes the cost of materials (such as CD-ROMs, diskettes, packaging and documentation), royalties to third parties, the portion of development costs associated with funded development projects and fulfillment costs.

Gross margins increased from 77.1% in 1995 to 82.6% in 1996 and to 83.6% in 1997. The increase in gross margins in 1996 and 1997 is primarily due to the inclusion in cost of revenues for 1995 of certain costs CLS Consult GmbH, the Company's German subsidiary, had incurred in developing its SAP interactive training software. CLS, which was in an earlier stage of development in 1995, outsourced a substantial portion of its product development to third parties, and the associated expenses had been included in cost of revenues for 1995. During 1996 and 1997, these activities were conducted at CLS, and no royalties were therefore payable. Accordingly, these expenses are included in research and development expenses for 1996 and 1997. The inclusion of these development costs in cost of revenues had the corresponding effect of reducing research and development expenses in 1995.

The inclusion of ALA also impacted gross margins in 1995 and 1996. Gross margins were lower in 1997 principally as a result of royalty payments to third party providers which were higher than the average royalty payments paid by CBT Group. In 1997, the previously outsourced products for resale were replaced by CBT Group product.

The Company expects that cost of revenues may fluctuate from period to period in the future based upon many factors, including the mix of titles licensed (between titles developed exclusively by CBT Group and royalty-bearing titles developed pursuant to development and marketing alliances) and the timing of expenses associated with development and marketing alliances.

Research and Development Expenses

Research and development expenses consist primarily of salaries and benefits, occupancy expenses, fees paid to outside consultants and travel expenses. Research and development expenses increased in absolute terms and as a percentage of revenues from $6.6 million (or 13.4% of revenues) in 1995 to $11.5 million (or 15.6% of revenues) in 1996 and to $19.1 million (or 16.1% of revenues) in 1997, principally as a result of an increase in research and development personnel employed to expand and enhance the Company's library of software products. In addition, approximately $245,000, $803,000 and $442,000 of development expenses incurred in connection with development and marketing alliances were charged to cost of revenues in 1995, 1996 and 1997, respectively. The Company believes that significant investment in research and development is required to remain competitive in the IT education and training market, and the Company therefore expects research and development expenses to continue to increase in future periods.

Software development costs are accounted for in accordance with the Financial Accounting Standards Board Statement No. 86, under which the Company is required to capitalize software development costs after technological feasibility has been established. To date, development costs after establishment of technological feasibility have been immaterial, and all software development costs have been expensed as incurred.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries and commissions, occupancy expenses and advertising, promotional expenses and travel expenses. These expenses increased in absolute terms from $20.3 million (or 41.1% of revenues) in 1995 to $30.4 million (or 41.3% of revenues) in 1996 and to $47.0 million (or 39.6% of revenues) in 1997. The increase in absolute terms of sales and marketing expenses is primarily attributable to an increase in the number of sales and sales support personnel. Commission costs have also increased in absolute terms along with the increases in revenues during these periods. The Company also increased significantly advertising and promotional expenses in each of 1996 and 1997. The decrease in sales and marketing expenses as a percentage of revenues from 1996 to 1997 was principally due to more rapid increases in revenues than in associated expenses. The Company expects to increase sales and marketing expenses in the future to support expansion of its sales and marketing efforts.

General and Administrative Expenses

General and administrative expenses increased in absolute terms from $4.3 million (or 8.7% of revenues) in 1995 to $6.4 million (or 8.7% of revenues) in 1996 and to $8.0 million (or 6.8% of revenues) in 1997. The increases in absolute terms were primarily due to increased staffing to support expanding operations. The decrease as a percentage of revenues from 1996 to 1997 was principally due to more rapid increases in revenues than in associated expenses. The Company anticipates that general and administrative expenses will increase in future periods due to increases in staffing and infrastructure.

Other Income, Net

Other income, net, comprises interest expense, interest income and exchange gains and losses. The Company recognized other income, net, of approximately $1 million, $2.3 million and $2.5 million in 1995, 1996 and 1997, respectively. The increases in other income in 1996 and 1997 were primarily the result of interest received on proceeds deposited from the Company's initial and secondary public offerings in 1995. In addition, the Company recognized an exchange loss of $161,000 in 1995, and exchange gains of $4,000 and $112,000 in 1996 and 1997, respectively.

The Company's consolidated financial statements are prepared in dollars, although several of the Company's subsidiaries have functional currencies other than the dollar, and a significant portion of the Company's and its subsidiaries' revenues, costs and assets are denominated in currencies other than their respective functional currencies. Fluctuations in exchange rates may have a material adverse effect on the Company's results of operations, particularly its operating margins, and could result in exchange losses. The impact of future exchange rate fluctuations on the Company's results of operations cannot be accurately predicted. To date, the Company has not sought to hedge the risks associated with fluctuations in the exchange rate, but may undertake such transactions in the future. There can be no assurance that any hedging techniques implemented by the Company would be successful in eliminating or reducing the effects of currency fluctuations.

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

The Company has significant operations and generates a majority of its taxable income in the Republic of Ireland, and certain of the Company's Irish operating subsidiaries are taxed at rates substantially lower than tax rates in effect in the United States and other countries in which the Company has operations. One Irish subsidiary currently qualifies for a 10% tax rate and another Irish subsidiary is income tax exempt. If such subsidiaries were no longer to qualify for such tax rates or if the tax laws were rescinded or changed, the Company's operating results could be materially adversely affected. The standard rate of Irish corporation tax on both trading and non-trading income presently (from January 1, 1998) is 32%. The 10% incentive rate referred to above applies in respect of income derived from certain activities carried out in the Republic of Ireland. The incentive rate will continue up to December 31, 2010. From January 1, 2006 it has been confirmed by the Government of Ireland in an announcement by the Irish Minister for Finance on December 3, 1997 that the corporation tax rate will be 12.5% on trading income and 25% on non-trading income. Moreover, because the Company incurs income tax in several countries, an increase in the profitability of the Company in one or more of these countries could result in a higher overall tax rate. In addition, if tax authorities were to challenge successfully the manner in which profits are recognized among the Company's subsidiaries, the Company's taxes could increase and its cash flow and net income could be materially adversely affected.

The Company's provision for income taxes was $1.4 million, $2.4 million and $3.9 million for each of 1995, 1996 and 1997, respectively.

The effective tax rate for the Company was 19.1%, 17.0% and 15.0% in 1995, 1996 and 1997, respectively. The decrease in the effective tax rate from 1995 to 1996 and to 1997 was principally the result of losses incurred by pooled entities in both 1995 and 1996 which were not available to offset taxable income earned in other jurisdictions.

Quarterly Results of Operations

The following table sets forth certain unaudited statement of operations data for each of the Company's last eight quarters. This unaudited quarterly financial information has been prepared on a basis consistent with the annual information presented elsewhere in this Annual Report and, in management's opinion, reflects all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the information presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                                 Quarters Ended
                                          -----------------------------------------------------------------------------------------
                                             Mar 31,    June 30,    Sept 30    Dec 31,    Mar 31,    June 30,    Sept 30    Dec 31,
                                               1996       1996        1996       1996       1997       1997        1997       1997
                                          -----------------------------------------------------------------------------------------
Revenues                                     $15,000     $16,370    $18,755    $23,441    $22,575     $25,589    $30,412    $40,063
Cost of revenues                               2,659       2,889      3,160      4,062      3,798       4,351      4,862      6,464
                                             -------     -------    -------    -------    -------     -------    -------    -------
Gross profit                                  12,341      13,481     15,595     19,379     18,777      21,238     25,550     33,599
Operating expenses
  Research and development                     2,319       2,596      2,914      3,652      3,743       4,227      4,941      6,157
  Sales and marketing                          6,854       7,136      7,756      8,636      9,435      10,336     12,094     15,170
  General and administrative                   1,264       1,708      1,374      2,033      1,707       1,837      2,005      2,463
  Costs of acquisitions                           --         596         --         --        926          --        242        366
                                             -------     -------    -------    -------    -------     -------    -------    -------
    Total operating expenses                  10,437      12,036     12,044     14,321     15,811      16,400     19,282     24,156
                                             -------     -------    -------    -------    -------     -------    -------    -------
Income from operations                         1,904       1,445      3,551      5,058      2,966       4,838      6,268      9,443
Other income, net                                520         549        567        664        488         606        680        824
                                             -------     -------    -------    -------    -------     -------    -------    -------
Income before provision for income taxes       2,424       1,994      4,118      5,722      3,454       5,444      6,948     10,267
Provision for income taxes                      (402)       (382)      (645)      (990)      (518)       (817)    (1,042)    (1,539)

                                             -------     -------    -------    -------    -------     -------    -------    -------
Net income                                     2,022       1,612      3,473      4,732      2,936       4,627      5,906      8,728
                                             =======     =======    =======    =======    =======     =======    =======    =======
Diluted net income per equivalent ADS(1)       $0.05       $0.04      $0.09      $0.12      $0.07       $0.11      $0.14      $0.21
                                             =======     =======    =======    =======    =======     =======    =======    =======

___________________________________________________

(1) Diluted net income per equivalent ADS gives effect to the two-for-one share split of the Company's ADSs effected in May 1996 and the two-for-one share split of the Company's ADSs effected in March 1998. Diluted net income per ordinary share was $0.21, $0.16, $0.35 and $0.47 for the quarters ended March 31, 1996, June 30, 1996, September 30, 1996 and December 31, 1996,
    respectively, and $0.29, $0.45, $0.56 and $0.82 for the quarters ended March 31, 1997, June 30, 1997, September 30, 1997 and December 31, 1997,
    respectively.

The following table sets forth, as a percentage of revenues, certain line items in the Company's statement of operations for the periods indicated.

                                                                               Quarters Ended
                                        -----------------------------------------------------------------------------------------
                                           Mar 31,    June 30,    Sept 30    Dec 31,    Mar 31,    June 30,    Sept 30    Dec 31,
                                             1996       1996        1996       1996       1997       1997        1997       1997
                                        -----------------------------------------------------------------------------------------
Revenues                                       100%        100%       100%       100%       100%        100%       100%       100%
Cost of revenues                              17.7        17.7       16.9       17.3       16.8        17.0       16.0       16.1
                                              ----        ----       ----       ----       ----        ----       ----       ----
Gross profit                                  82.3        82.3       83.1       82.7       83.2        83.0       84.0       83.9
Operating expenses
  Research and development                    15.5        15.9       15.5       15.6       16.6        16.5       16.2       15.4
  Sales and marketing                         45.7        43.6       41.4       36.8       41.8        40.4       39.8       37.9
  General and administrative                   8.4        10.4        7.3        8.7        7.6         7.2        6.6        6.2
  Costs of acquisitions                         --         3.6         --         --        4.1          --        0.8        0.9
                                              ----        ----       ----       ----       ----        ----       ----       ----
    Total operating expenses                  69.6        73.5       64.2       61.1       70.1        64.1       63.4       60.4
                                              ----        ----       ----       ----       ----        ----       ----       ----
Income from operations                        12.7         8.8       18.9       21.6       13.1        18.9       20.6       23.5
Other income, net                              3.5         3.4        3.0        2.8        2.2         2.4        2.2        2.1
                                              ----        ----       ----       ----       ----        ----       ----       ----
Income before provision for income taxes      16.2        12.2       21.9       24.4       15.3        21.3       22.8       25.6
Provision for income taxes                    (2.7)       (2.4)      (3.4)      (4.2)      (2.3)       (3.2)      (3.4)      (3.8)
                                              ----        ----       ----       ----       ----        ----       ----       ----
Net income                                    13.5%        9.8%      18.5%      20.2%      13.0%       18.1%      19.4%      21.8%
                                              ====        ====       ====       ====       ====        ====       ====       ====

The Company's growth in revenues over the last eight quarters has been primarily attributable to an increase in the number of available courses in the Company's library, an increase in the number of customers and increases in sales to existing customers, as well as the Company's expanded marketing and distribution efforts in the United States, and to a lesser extent, the United Kingdom. The Company's revenues historically have been highest in the fourth quarter of each year. Sales in the fourth quarter represented 32% and 34% of total revenues in 1996 and 1997, respectively. Sales in the fourth quarter increased more rapidly than expenses and, accordingly, net income in the fourth quarter of 1996 and 1997 represented approximately 40% and 39%, respectively, of total net income for such years. There can be no assurance that the Company will continue to experience significant increases in revenues and profitability in the fourth quarter of future years. Any failure to do so would have a material adverse effect on the Company's operating results for the year as a whole.

In each quarter of 1996, gross margins were lower than the comparable quarter in 1997 principally as a result of the inclusion in cost of revenues on a quarterly basis of certain costs which ALA had incurred in outsourcing product for resale. In 1997, the previously outsourced products for resale were replaced by CBT Group product and the corresponding cost of revenues was lower.

During 1997, the Company hired a number of employees, particularly sales and marketing personnel, which resulted in an increase in sales and marketing expenses for the year. The Company also added a significant number of research and development personnel. As a result of these increases, as well as continued hiring in other departments, the Company expects operating expenses in future periods to be significantly higher than in prior periods. The Company anticipates that it will continue this hiring in the first half of 1998, which will reduce operating margins, particularly in the first and second quarters.

Liquidity and Capital Resources

Cash and short-term investments were $47.9 million, $47.8 million and $64.9 million in 1995, 1996 and 1997, respectively. The decrease from 1995 to 1996 was due to the Company's investment in Street Technologies and a significant increase in purchases of property and equipment which was partially offset by an increase in cash provided by operating activities and from the issuance of ordinary shares. The increase from 1996 to 1997 was from the exercise of options and by cash provided by operating activities which was offset by purchases of property, equipment and fixtures.

Net cash provided by operating activities increased from $4.5 million in 1995 to $11.0 million in 1996 and decreased to $4.6 million in 1997. The increased cash flow from operations in 1996 was primarily attributable to net income of $11.8 million in 1996. The decrease in net cash provided by operating activities in 1997 was primarily due to a significant increase in accounts receivable in 1997.

Capital expenditures were approximately $1.9 million in 1995, $6.4 million in 1996 and $5.3 million in 1997. Although the Company currently has no material capital commitments, it expects that it will continue to spend more in 1998, primarily as a result of setting up new facilities and to continuing to upgrade the capabilities of its computer equipment as well as improvements to its information systems.

Cash requirements are expected to continue to increase in order to fund: (i) personnel and salary costs, (ii) research and development costs, (iii) investment in additional equipment and facilities and (iv) working capital requirements.

The Company believes that its existing cash and short-term investments will be sufficient to meet its cash requirements for at least the next twelve months. The Company may from time to time consider the acquisition of complementary businesses, products or technologies, which may require additional financing. The foregoing statement regarding the Company's expectations for continued liquidity is a forward-looking statement, and actual results may differ materially depending on a variety of factors, including variable operating results or presently unexpected uses of cash such as mergers and acquisitions.

Effects of Recent Accounting Pronouncements

In February 1997, The Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", and Statement No. 129, "Disclosure of Information about Capital Structure", which have been adopted in the Company's year ended December 31, 1997. See Note 2 of Notes to the Consolidated Financial Statements for the effect of Statement No. 128. The introduction of Statement No. 129 had no impact on the Company in 1997.

Additional Risk Factors that Could Affect Operating Results

In addition to the other factors identified in this Annual Report, the following risk factors could materially and adversely affect the Company's future operating results, and could cause actual events to differ materially from those predicted in the Company's forward looking statements relating to its business.

Fluctuations in Operating Results. The Company has in the past experienced fluctuations in its quarterly operating results and anticipates that such fluctuations will continue and could intensify in the future. Fluctuations in operating results may result in volatility in the price of the Company's ADSs. Although the Company was profitable in each of the last twelve quarters, there can be no assurance that such profitability will continue in the future or that the levels of profitability will not vary significantly among quarterly periods. The Company's operating results may fluctuate as a result of many factors, including timing and effect of mergers and acquisitions, size and timing of orders and shipments, mix of sales between products developed solely by the Company and products developed through development and marketing alliances, royalty rates, the announcement, introduction and acceptance of new products, product enhancements and technologies by the Company and its competitors, mix of sales between the Company's field sales force, its other direct sales channels and its indirect sales channels, competitive conditions in the industry, loss of significant customers, delays in availability of existing or new products, spending patterns of the Company's customers, currency fluctuations and general economic conditions.

The Company's expense levels are based in significant part on its expectations regarding future revenues and are fixed to a large extent in the short term. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any significant revenue shortfall would therefore have a material adverse effect on the Company's results of operations. In addition, the Company hired additional employees in 1997 and in early 1998. This increase in employee expense could have a negative impact on the Company's operating margins during 1998.

Foreign Currency Impact. With more than a quarter of the Company's revenues outside the United States, sales were negatively impacted in 1997 due to the continued strength of the U.S. dollar against other major currencies. At current exchange rates, the Company anticipates quarter to quarter comparisons could continue to be negatively affected by currency adjustments through fiscal 1998.

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

Developing Market. The market for IT education and training is rapidly evolving. New methods of delivering interactive education software are being developed and offered in the marketplace, including intranet and Internet deployment systems. Many of these new delivery systems will involve new and different business models and contracting mechanisms. In addition, multimedia and other product functionality features are being added to the educational software.
Accordingly, CBT Group's future success will depend upon, among other factors, the extent to which CBT Group is able to develop and implement products which address these emerging market requirements. There can be no assurance that CBT Group will be successful in meeting changing market needs. In particular, CBT Group has announced its next generation education deployment and management system, CBT Campus. If CBT Campus were to fail to secure market acceptance, sales of CBT Group courseware, and CBT Group's operating results, could be materially adversely affected.

Seasonality. The software industry generally, and the Company in particular, are subject to seasonal revenue fluctuations, based in part on customers' annual budgetary cycles and in part on the annual nature of sales quotas. These seasonal trends have in the past caused, and in the future could cause, revenues in the first quarter of a year to be less, perhaps substantially so, than revenues for the immediately preceding fourth quarter. In addition, the Company has in past years (as well as in 1998) added significant headcount in the sales and marketing and research and development functions in the first quarter, and to a lesser extent, the second quarter. Because these headcount additions do not immediately contribute significant revenues, the Company's operating margins in the earlier part of the year tend to be significantly lower than in the later parts of the year. It is expected that this factor will affect CBT Group's operating margins in the first and second quarters of 1998, and to some extent the third quarter. Many software companies also experience a seasonal downturn in demand during the summer months. There can be no assurance that these or other seasonal trends will not have a material adverse effect on the Company's results of operations.

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

As a result of the consummation of the acquisitions of Personal Training Systems, Inc. ("PTS") in late 1995, CLS and NTT in May 1996, ALA and Benelux on February 28, 1997, Scholars.com in August 1997 and MidEast on December 1, 1997 the Company's operating expenses have increased. In addition, if the ForeFront merger is consummated, the Company expects that operating expenses will increase as a result of such transaction. There can be no assurance that the integration of these businesses can be successfully completed in a timely fashion, or at all, or that the revenues from the acquired businesses will be sufficient to support the costs associated with those businesses, without adversely affecting the Company's operating margins. Any failure to successfully complete the integration in a timely fashion or to generate sufficient revenues from the acquired businesses could have a material adverse effect on the Company's business and results of operations.

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

Dependence on Key Personnel. The Company's future success depends, in large part, on the continued service of its key management, sales, product development and operational personnel and on its ability to attract, motivate and retain highly qualified employees, including management personnel. In particular, the loss of certain senior management personnel or other key employees could have a material adverse effect on the Company's business. In addition, the Company depends on writers, programmers and graphic artists, as well as third-party content providers. The Company expects to continue to hire additional product development, sales and marketing, information services and accounting staff. However, there can be no assurance that the Company will be successful in attracting, retaining or motivating key personnel. The inability to hire and retain qualified personnel or the loss of the services of key personnel could have a material adverse effect upon the Company's current business, new product development efforts and future business prospects.

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

Year 2000 Risk. The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The "Year 2000" issue is pervasive and complex, as virtually every computer operation will be affected in the same way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

The Company is assessing both the internal readiness of its computer systems and the compliance of its software sold to customers for handling the year 2000. The Company expects to implement successfully the systems and programming changes necessary to address year 2000 issues, and does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations. With the exception of CBT Group's DOS-based courseware and its Wintracs administrative tracking tool, the Company is satisfied that the software it supplies to its customers is year
2000 compliant and it is not dependent on its customers implementing the systems and programming changes necessary to handle the year 2000.

The Company is utilizing both internal and external resources to identify, correct or reprogram, and test the systems for year 2000 compliance. It is anticipated that all reprogramming, except for CBT Group products which will no longer be available beginning December 31, 1999, will be complete by June 30, 1999, allowing adequate time for testing. This process includes getting confirmations from the Company's primary vendors that plans are being developed or are already in place to address processing transactions in the year 2000. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                  Page
                                                                                                 Number
                                                                                                 ------
Consolidated Financial Statements
---------------------------------
Report of Ernst & Young, Chartered Accountants                                                     29
Consolidated Balance Sheets                                                                        30
Consolidated Statements of Operations                                                              31
Consolidated Statements of Changes in Redeemable Convertible Preferred Shares and
 Shareholders' Equity (Deficit)                                                                  32-34
Consolidated Statements of Cash Flows                                                              35
Notes to Consolidated Financial Statements                                                       36-53

Ernst & Young
Chartered Accountants

REPORT OF ERNST & YOUNG, INDEPENDENT AUDITORS

The Board of Directors and Shareholders,
CBT Group PLC


We have audited the accompanying consolidated balance sheets of CBT Group PLC as of December 31, 1996 and 1997 and the related consolidated statements of operations, changes in redeemable convertible preferred shares and shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CBT Group PLC at December 31, 1996 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with United States generally accepted accounting principles.


/s/ Ernst & Young
ERNST & YOUNG
Chartered Accountants
Dublin, Ireland
Date:  January 20, 1998

                                 CBT GROUP PLC
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

At December 31                                                                 1996               1997
--------------                                                                 ----               ----
ASSETS
Current assets
Cash                                                                           $11,037          $ 28,877
Short term investments                                                          36,782            36,038
Accounts receivable, net                                                        19,951            38,985
Inventories                                                                        319               446
Deferred tax assets, net                                                           140               140
Prepaid expenses                                                                 3,553             3,857
                                                                               -------          --------
Total current assets                                                            71,782           108,343
Intangible assets                                                                    -             5,297
Property and equipment, net                                                      6,983             9,140
Investments                                                                      4,997               200
Deferred tax assets, net                                                           391               342
Other assets                                                                     2,875             7,999
                                                                               -------          --------
Total  assets                                                                  $87,028          $131,321
                                                                               =======          ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Borrowings under bank overdraft facility and overdrafts                            153                13
Accounts payable                                                                 3,770             4,107
Accrued payroll and related expenses                                             3,297             5,786
Other accrued liabilities                                                       11,401            15,450
Deferred revenues                                                                6,913             3,845
                                                                               -------          --------

Total current liabilities                                                       25,534            29,201
Non Current Liabilities
Minority equity interest                                                            16               622
Other liabilities                                                                  247               519
                                                                               -------          --------
Total non current liabilities                                                      263             1,141
Shareholders' equity
Ordinary shares, IR37.5p par value: 30,000,000 shares authorized at December 31, 1996 and 1997; issued and outstanding: 9,043,943
 at  December 31, 1996 and 9,910,664 shares at December 31, 1997                 5,516             6,058
Additional paid-in capital                                                      58,282            74,958
Accumulated profit (deficit)                                                    (2,926)           19,383
Cumulative translation adjustment                                                  359               580
                                                                               -------          --------
Total shareholders' equity                                                      61,231           100,979
                                                                               -------          --------
Total liabilities and shareholders' equity                                     $87,028          $131,321
                                                                               =======          ========

                            (see accompanying notes)

                                 CBT GROUP PLC
                     Consolidated Statements of Operations
               (dollars in thousands, except per share amounts)

Years ended December 31                                                1995                  1996                  1997
-----------------------                                                -----                 ----                  ----
Revenues                                                               $49,342               $73,566              $118,639
Cost of revenues                                                        11,288                12,770                19,475
                                                                       -------               -------              --------
Gross profit                                                            38,054                60,796                99,164
Operating expenses:
 Research and development                                                6,597                11,481                19,068
 Sales and marketing                                                    20,282                30,382                47,035
 General and administrative                                              4,325                 6,379                 8,012
 Costs of acquisitions                                                     198                   596                 1,534
                                                                       -------               -------              --------
   Total operating expenses                                             31,402                48,838                75,649
                                                                       -------               -------              --------
Income from operations                                                   6,652                11,958                23,515
Interest income, net                                                       962                 2,296                 2,486
Net exchange gain (loss)                                                  (161)                    4                   112
                                                                       -------               -------              --------
Income before provision for income taxes                                 7,453                14,258                26,113
Provision for income taxes                                              (1,424)               (2,419)               (3,916)
                                                                       -------               -------              --------
Net income                                                             $ 6,029               $11,839              $ 22,197
                                                                       =======               =======              ========

Net income per share -Basic                                            $  0.80               $  1.34              $   2.32
                                                                       =======               =======              ========

Net income per share - Diluted                                         $  0.68               $  1.19              $   2.13
                                                                       =======               =======              ========

Net income per equivalent ADS - Basic                                  $  0.20               $  0.33              $   0.58
                                                                       =======               =======              ========

Net income per equivalent ADS - Diluted                                $  0.17               $  0.30              $   0.53
                                                                       =======               =======              ========

                            (see accompanying notes)

CBT GROUP PLC
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS' EQUITY (DEFICIT)
(dollars in thousands)


                                                                               SHAREHOLDERS' EQUITY (DEFICIT)
                                                                               -----------------------------
                                     Redeemable                          Accumulated
                                    convertible             Additional      profit       Receivable    Cumulative       Total
                                     preferred   Ordinary    paid-in        ------          from       translation    shaeholders'
                                       shares     shares     capital       (deficit)     shareholders  adjustment   equity (deficit)
                                       ------     ------     -------        -------      ------------  ----------   ----------------
Balance at December 31, 1994         $ 4,736      $3,678     $12,150        $(20,725)       $(396)        $(89)         $(5,382)

Issuance of 1,150,000 ordinary
 shares under initial public
 offering, net of issuance
 costs of $5,197                          --         702      12,501              --           --           --           13,203

Redemption of Series A redeemable
 convertible preferred shares         (2,666)        241       2,425              --           --           --            2,666

Discount on redemption of Series A
 redeemable convertible preferred
 shares                                   --          --       1,316              --           --           --            1,316

Cancellation of converted
 Series A ordinary shares                 --        (241)     (2,425)             --           --           --           (2,666)

Conversion of Series B redeemable
 convertible preferred shares         (2,070)        355       1,715              --           --           --            2,070

Issuance of 700,000 ordinary shares
 under secondary public offering,
 net of issuance costs of $2,913          --         408      27,654              --           --           --           28,062

Issuance of 170,598 ordinary shares
 as a result of option  exercises,
 net of issuance costs of $58             --         105         531              --           --           --              636

Issuance of 17,480 ordinary shares
 as a result of pooling Benelux           --          10          11              --           --           --               21

Received from shareholders                --          --          --              --          217           --              217

Translation adjustment                    --          --          --              --           --           90               90

Exchange adjustment                       --          --          --              --          (11)          --              (11)

Adjustment to record the overlap
 in accounting for Personal Training
 Systems' net income from January 1,
 1995 to June 30, 1995                    --          --          --             (69)          --           --              (69)

Net income                                --          --          --           6,029           --           --            6,029
                                     --------     -------    --------       ---------       ------        -----         --------
Balance at December 31, 1995         $    --      $5,258     $55,878        $(14,765)       $(190)        $  1          $46,182

                            (see accompanying notes)

CBT GROUP PLC
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS' EQUITY (DEFICIT)
(dollars in thousands)

                                                                   SHAREHOLDERS' EQUITY (DEFICIT)
                                                                   -----------------------------
                             Redeemable
                             convertible              Additional                        Receivable     Cumulative        Total
                              preferred    Ordinary     paid-in       Accumulated          from        translation   shareholders'
                               shares       shares      capital     profit (deficit)   shareholders    adjustment   equity (deficit)
                             -----------   --------   -----------   ----------------   -------------   -----------  ---------------
Balance at December 31, 1995        $ --      $5,258      $55,878       $(14,765)             $(190)       $  1          $46,182

Issuance of 9,408 ordinary
 shares as a result of
 pooling Scholars.com                 --           5           (5)            --                 --          --               --


Issuance of 387,045
 ordinary shares as a
 result of option exercises
 and 34,895 from employee
 share purchase plan                  --         253        2,409             --                 --          --            2,662

Received from shareholders            --          --           --             --                190          --              190

Translation adjustment                --          --           --             --                 --         358              358

Net income                            --          --           --         11,839                 --          --           11,839
                                    ----      ------      --------      --------              -----        ----          -------
Balance December 31, 1996           $ --      $5,516      $58,282       $ (2,926)             $  --        $359          $61,231

                            (see accompanying notes)

CBT GROUP PLC
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS' EQUITY (DEFICIT)
(dollars in thousands)


                                                                 SHAREHOLDERS' EQUITY (DEFICIT)
                                                                 ------------------------------
                              Redeemable
                             convertible              Additional                       Receivable    Cumulative         Total
                              preferred    Ordinary    paid-in       Accumulated          from       translation    shareholders'
                               shares       shares     capital     profit (deficit)   shareholders   adjustment    equity (deficit)
                             -----------   --------   ----------   ----------------   ------------   -----------   ----------------
Balance at December 31,
 1996                               $ --     $5,516      $58,282           $(2,926)           $ --          $359           $ 61,231

Issuance of 64,500
 ordinary shares as a
 result of pooling MidEast            --         37          370                --              --            --                407

Issuance of 779,348 ordinary
 shares as a result of
 option exercises and 22,873
 from employee share purchase
 plan                                 --        505       15,481                --              --            --             15,986

Taxation credit as a result
 of disqualifying
 dispositions                         --         --          825                --              --            --                825

Translation adjustment                --         --           --                --              --           221                221

Adjustment to record the
 overlap in accounting for
 ALA's net loss from
 January 1, 1997 to June 30,
 1997                                 --         --           --               112              --            --                112

Net income                            --         --           --            22,197              --            --             22,197
                              -----------    ------      -------           -------    ------------   -----------           --------
Balance at December 31, 1997         $ --    $6,058      $74,958           $19,383            $ --          $580           $100,979
                              ===========    ======      =======           =======    ============   ===========           ========

                            (see accompanying notes)

                                                        CBT GROUP PLC
                                            Consolidated Statements of Cash Flows
                                                   (dollars in thousands)

Increase (decrease) in cash
                                                                                         Years ended December 31,
                                                                                1995               1996                 1997
                                                                                ----               ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                  $  6,029            $11,839             $ 22,197
Adjustments to reconcile net income to net cash provided by
 operating activities:
Depreciation and amortization                                                    874              1,882                3,122
Taxation credit from disqualifying dispositions                                   --                 --                  825
Overlap in accounting for ALA net loss, excluding depreciation                    --                 --                  (67)
Overlap in accounting for PTS' net income, excluding depreciation               (108)                --
Accrued interest on short-term investments                                      (469)               221                 (465)
Changes in operating assets and liabilities:
Accounts receivable                                                           (6,218)            (4,753)             (19,546)
Inventories                                                                      185                 45                 (170)
Deferred tax assets                                                              (64)              (132)                  49
Prepaid expenses and other assets                                               (777)            (3,732)              (5,501)
Accounts payable                                                               1,070              1,013                  185
Accrued payroll and related expenses and other accrued                         2,726              2,780                7,175
 liabilities
Deferred revenue                                                               1,234              1,865               (3,195)
                                                                            --------            -------             --------
Net cash provided by  operating activities                                     4,482             11,028                4,609
                                                                            --------            -------             --------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets                                                    --                 --               (5,297)
Purchases of property and equipment                                           (1,894)            (6,369)              (5,279)
Payments to acquire short -term investments                                  (40,200)            (1,334)              (2,291)
Proceeds from short-term investments                                              --              5,000                3,500
Proceeds from investments                                                         --                 --                4,997
Payment to acquire investment                                                     --             (4,997)                (200)
                                                                            --------            -------             --------
Net cash used in investing activities                                        (42,094)            (7,700)              (4,570)
                                                                            --------            -------             --------
CASH FLOWS FROM FINANCING ACTIVITIES
Payments of notes payable                                                     (1,325)               (79)                  --
Redemption of Series A shares                                                 (1,350)                --                   --
Proceeds (repayments) under bank overdraft facility                              671             (1,381)                (140)
Repayments of  bank loan                                                          --               (742)                  --
Payment of receivables from shareholders                                         217                190                   --
Proceeds from issuance of preferred shares in subsidiary                          --                 --                  606
Proceeds from issuance of ordinary shares, net                                41,901              2,662               16,393
                                                                            --------            -------             --------
Net cash provided by financing activities                                     40,114                650               16,859
                                                                            --------            -------             --------
Effect of exchange rate changes on cash                                           74               (135)                 942
                                                                            --------            -------             --------
Net increase in cash                                                           2,576              3,843               17,840
Cash at beginning of period                                                    4,618              7,194               11,037
                                                                            --------            -------             --------
Cash at end of period                                                       $  7,194            $11,037             $ 28,877
                                                                            ========            =======             ========
Supplemental disclosure of cash flow information:
Interest paid                                                               $     84            $   108             $     43
Taxes paid                                                                  $  1,098            $   847             $    994

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

Basis of Presentation and Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States and include the Company and its wholly owned subsidiaries in the United States, United Kingdom, Ireland, South Africa, Canada, Germany, Australia, Netherlands, Sweden, the Commonwealth of the Bahamas and Grand Cayman after eliminating all material inter-company accounts and transactions. All acquisitions have been accounted for under the purchase accounting method, except for the mergers with Personal Training Systems ("PTS"), CBT Systems Canada Limited (formerly known as New Technology Training Limited) ("NTT"), CLS Consult Gessellschaft fur Beratung, Management und Beteiligung mbH ("CLS"), CBT Systems Benelux B.V. ("Benelux"), Applied Learning Limited ("ALA"), Ben Watson & Associates Limited ("Scholars.com") and CBT Systems Middle East Limited ("MidEast") which have been included in the consolidated financial statements under the pooling of interests method (see note 3).

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Translation of Financial Statements of Foreign Entities

The reporting currency for the Company is the U.S. dollar ("dollar"). The functional currency of the Company's subsidiaries in the United States, United Kingdom, Republic of South Africa, Canada, Germany, Australia, the Netherlands and Sweden are the currencies of those countries. The functional currency of the Company's subsidiaries in Ireland, the Commonwealth of the Bahamas and Grand Cayman is the dollar.

Balance sheet amounts are translated to the dollar from the local functional currency at year-end exchange rates, while statements of operations amounts in local functional currency are translated using average exchange rates. Translation gains or losses are recorded in a separate component of shareholders' equity. Currency gains or losses on transactions denominated in a currency other than an entity's functional currency are recorded in the results of the operations. The Company has not undertaken hedging transactions to cover its currency exposures.

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

Cost of Revenues

Cost of revenues include materials (such as diskettes, packaging and documentation), royalties paid to third parties, the portion of development costs associated with product co-development arrangements, fulfillment costs and the amortization of the cost of purchased products. Approximately $245,000, $803,000 and $442,000 of development expenses incurred in connection with development and marketing alliances were charged to cost of revenues in 1995, 1996 and 1997, respectively.

Inventories

Inventories are stated at the lower of cost (first in, first out) or net realizable value and consist principally of compact discs, diskettes and manuals. Net realizable value is the estimated selling price less all applicable selling costs.

Research and Development

Research and development expenditures are generally charged to operations as incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Development costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant. Through December 31, 1997, all research and development costs have been expensed as incurred.

Intangible Fixed Assets

In December 1997 the Company and Street Technologies, Inc. ("Street") a developer of technology to "stream" multimedia and other large data files to permit real-time delivery over local and wide area networks, corporate intranets and the Internet, entered into an agreement pursuant to which Street granted to the Company a perpetual license to its software in return for a once off payment of $5,297,000. As part of the agreement the Company disposed of its investment in Street for $4,997,000, which was the cost of its original investment. The Company will commence to amortize this asset, using the straight line method, over a period of five years commencing January 1, 1998.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over estimated useful lives of two to five years. Major classes of property and equipment are summarized as follows (dollars in thousands):

                                                     1996           1997
                                                     ----           ----
  Office and computer equipment                    $ 8,450        $12,624
  Furniture, fixtures and others                     2,749          3,171
                                                   -------        -------
  Total property and equipment                      11,199         15,795
  Accumulated depreciation                           4,216          6,655
                                                   -------        -------
  Property and equipment, net                      $ 6,983        $ 9,140
                                                   =======        =======

Depreciation of property and equipment amounted to $874,000, $1,882,000, and $3,122,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

CBT Group PLC
Notes to the Consolidated Financial Statements
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income Per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 (SFAS 128), "Earnings per Share," which is effective for the Company's fiscal 1997 year. Under SFAS 128, the Company will present two net income per share amounts. Basic net income per share is computed using the weighted average number of ordinary shares outstanding during the period. Diluted net income per share will include additional dilution from potential ordinary shares, such as incremental ordinary shares issuable upon conversion of the Series A and Series B redeemable convertible preferred shares and shares issuable pursuant to the exercise of options outstanding (using the treasury stock method). All prior period net income per share amounts have been restated to conform with SFAS 128.

On January 20, 1998 the Company announced that its Board of Directors had authorized a two-for-one split of the company's American Depositary Shares. Each Ordinary Share is now represented by four (previously two) American Depositary Shares ("ADSs") which are the Company's securities that are publicly traded. Net income per Ordinary Share is therefore, within rounding, four times net income per equivalent ADS.

Basic net income per equivalent ADS is therefore calculated using four times the weighted average number of ordinary shares outstanding during the period. Diluted net income per equivalent ADS is similarly calculated using four times the weighted average number of ordinary and dilutive ordinary equivalent shares outstanding during the period. All other period net income per equivalent ADS amounts have been restated to give effect to the ADS split.

Basic net income per share is calculated using the combined weighted average number of ordinary shares of the Company including the issuance of 106,057 shares of Company ordinary shares in exchange for all of the stock of PTS, the issuance of 36,401 shares of Company ordinary shares in exchange for all the stock of CLS, the issuance of 36,531 shares of Company ordinary shares in exchange for all the stock of NTT, the issuance of 85,771 shares of Company ordinary shares in exchange for all the stock of ALA, the issuance of 17,840 shares of Company ordinary shares in exchange for all the stock of Benelux, the issuance of 9,408 shares of Company ordinary shares in exchange for all the stock of Scholars.com and the issuance of 64,500 shares of Company ordinary shares in exchange for all the stock of MidEast at the beginning of the earliest period presented or subsequent date of incorporation of the pooled entity as applicable.

Diluted net income per share is similarly calculated using the combined weighted average number of ordinary and dilutive ordinary equivalent shares of the Company including the issuance of Company ordinary shares as a result of pooling of interests above.

Defined Contribution Plan

The Company sponsors and contributes to a defined contribution plan for certain employees and directors. Contribution amounts by the Company are determined by management and allocated to employees on a pro rata basis based on the employees' contribution. The Company contributed approximately $164,000, $232,000 and $270,000 to the Plan in the years ended December 31, 1995, 1996 and 1997, respectively.

Stock Based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock - Based Compensation" encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value.
The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25,

CBT Group PLC
Notes to the Consolidated Financial Statements

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

"Accounting for Stock Issued to Employees" ("APB25"), and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Under APB25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Advertising Costs

Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expenses amounted to $729,000, $1.3 million and $5.1 million for the years ended December 31, 1995, 1996 and 1997 respectively.

Research and Development Grants

Research and development grants are credited to the income statement and offset against the related expense.

Concentration of Credit Risk

The principal market for the Company's products comprises major U.S. national and multi-national organizations. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. To date such losses have been within management's expectations. The Company had an allowance for doubtful accounts of $588,000 and $900,000 at December 31, 1996 and 1997, respectively. The Company generally requires no collateral from its customers.

The Company maintains its cash with various financial institutions. At December 31, 1996 and 1997 $36,782,000 and $36,038,000 respectively (inclusive of accrued interest of $248,000 and $713,000 respectively) was held in debt securities issued by the U.S. Treasury, under the management of a single financial institution. In addition, at December 31, 1996 and 1997, $927,000 and $213,000 respectively in cash was held with this institution. The Company also maintains deposits with another financial institution. Cash balance held with this institution at December 31, 1996 and 1997 was $nil and $11.1 million respectively. The Company performs periodic evaluations of the relative credit standing of all the financial institutions dealt with by the Company, and considers the related credit risk to be minimal.

Accounting for Income Taxes

The Company uses the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws which will be in effect when the differences are expected to reverse.

Short-Term Investments

Short-term investments at December 31, 1996 and 1997 comprise debt securities issued by the U.S. Treasury with a maturity of six months or less at the date of acquisition by the Company. These are included at cost plus accrued interest which approximates the fair market value of the securities. The Company classifies available for sale securities as short-term investments.

Other Assets

Other assets at December 31, 1996 and 1997 consist primarily of deferred sales commissions. Deferred sales commissions are charged to expense when the related revenue is recognized.

CBT GROUP PLC
Notes to the Consolidated Financial Statements

2. NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share:

                                                               1995      1996      1997
-----------------------------------------------------------------------------------------
(dollars in thousands, except per share amounts)
Numerator:
          Numerator for basic and diluted
            net income per share - income
            available to common shareholders                  $ 6,029   $11,839   $22,197
                                                              =======   =======   =======

Denominator:
          Denominator for basic net income
            per share - weighted average shares                 7,518     8,848     9,560
          Effect of dilutive securities:
            Employee stock options                              1,059     1,130       867
            Equivalent shares attributable to redeemable
            convertible preferred shares                          265         -         -
                                                              -------   -------   -------
          Dilutive potential common shares                      1,324     1,130       867
            Denominator for diluted net income
            per share - adjusted weighted average
            shares and assumed conversion                       8,842     9,978    10,427
                                                              =======   =======   =======

Basic net income per share                                    $  0.80   $  1.34   $  2.32
                                                              =======   =======   =======
Diluted net income per share                                  $  0.68   $  1.19   $  2.13
                                                              =======   =======   =======

ADS's used in computing net income per equivalent
ADS - Basic                                                   30,070    35,391    38,240
                                                              =======   =======   =======
ADS's used in computing net income per equivalent
ADS - Diluted                                                  35,366    39,912    41,708
                                                              =======   =======   =======


CBT Group PLC
Notes to the Consolidated Financial Statements

3. ACQUISITIONS AND MERGERS

On November 30, 1995, a merger occurred between the Company and PTS under which the Company issued 106,057 ordinary shares in exchange for all the outstanding stock of PTS.

On May 31, 1996, a merger occurred between the Company and CLS, a distributor of multimedia training and education software based in Germany, under which the Company issued 36,401 ordinary shares for all the outstanding stock of CLS. On the same date a merger occurred between the Company and NTT, the Company's Canadian distributor, under which the Company issued 36,531 ordinary shares for all the outstanding stock of NTT.

On February 28, 1997, a merger occurred between the Company and ALA, a distributor of multimedia training and education software based in Australia, under which the Company issued 85,771 ordinary shares for all the outstanding stock of ALA. On the same date a merger occurred between the Company and Benelux, the Company's Benelux distributor, under which the Company issued 17,840 ordinary shares for all the outstanding stock of Benelux.

On August 31, 1997, a merger occurred between the Company and Scholars.com, a provider of online mentoring, under which the Company issued 9,408 ordinary shares for all the outstanding stock of Scholars.com.

On December 1, 1997, a merger occurred between the Company and MidEast, the Company's Middle Eastern distributor, under which the Company issued 64,500 ordinary shares for all the outstanding stock of MidEast. The financial results of the Company, PTS, CLS, NTT, ALA, Benelux, Scholars.com and MidEast have been accounted for using the "pooling-of-interests" method. The "pooling-of-interests" method gives effect to the mergers as if they had occurred at the beginning of the earliest period presented or subsequent date of incorporation of the pooled entity as applicable. The consolidated financial statements as presented are based on the Company's historical consolidated financial statements and PTS's, CLS's, NTT's ALA's, Benelux's, Scholars.com's and MidEast's historical financial statements.

The consolidated financial information for the year ended December 31, 1997 includes the results of the Company and PTS, CLS, NTT, ALA, Benelux, Scholars.com, and MidEast (from the date of its incorporation), for the period January 1 to December 31, 1997 and the assets and liabilities of the Company and PTS, CLS, NTT, ALA, Benelux, Scholars.com, and MidEast as at December 31, 1997. The comparative figures for the year ended December 31, 1996 comprise the results of the Company and PTS, CLS, NTT, Benelux and Scholars.com for that period combined with the results of ALA for the year ended June 30, 1997 and the assets and liabilities of the Company and PTS, CLS NTT, Benelux, and Scholars.com as at December 31, 1996 combined with the assets and liabilities of ALA as at June 30, 1997. The comparative figures for the year ended December 31, 1995 comprise the results of the Company and PTS, CLS, NTT, and Benelux (from the date of its incorporation) for that period combined with the results of ALA for the year ended June 30, 1996.

ALA and Benelux, in the two month period ended February 28, 1997 had net revenues of $1,094,315 and $374,390 respectively. Net income in that period was $123,642 and $21,190, respectively.

Scholars. com, in the eight month period ended August 31, 1997 had net revenues of $1,293,518. Net income in that period was $111,418.

MidEast was established in April 1997 and in the period to December 1, 1997 had net revenues of $225,171. The net loss in the period was $532,046.

PTS's results of operations for the six month period ended June 30, 1995, which reflected net revenues of $1,470,000, expenses of $1,385,000 and net income of $69,000, have been duplicated in the accompanying 1995 Financial Statements to conform operating results to the Company's fiscal year end. The duplicate periods have been adjusted by including the net income as a decrease to the Company's accumulated deficit as of December 31,1995.

CBT Group PLC
Notes to the Consolidated Financial Statements

3. ACQUISITIONS AND MERGERS (continued)

ALA's results of operations for the six month period ended June 30, 1997 which reflected net revenues of $2,991,712, expenses of $3,104,193 and a net loss of $112,481 have been duplicated in the accompanying 1997 Financial Statements to conform operating results to the Company's fiscal year end. The duplicate periods have been adjusted by including the net loss as an increase to the Company's accumulated profit as of December 31,1997.

The results of the operations for the enterprises acquired in 1997 and the combined amounts presented in the consolidated financial statements are summarized below (dollars in thousands):

                                                        Years Ended December 31,
                                                        ------------------------
                                              1995                   1996                   1997
                                              ----                   ----                   ----
Revenues:
CBT Group PLC                              $40,192                 $66,324               $105,239
Pooled entities                              9,179                   7,817                 14,299
Intercompany Sales                             (29)                   (575)                  (899)
                                           -------                 -------               --------
Combined                                   $49,342                 $73,566               $118,639
                                           =======                 =======               ========
Net income:
CBT Group PLC                              $ 5,574                 $12,573               $ 22,489
Pooled entities                                455                    (734)                  (292)
                                           -------                 -------               --------
Combined                                   $ 6,029                 $11,839               $ 22,197
                                           =======                 =======               ========

4. BANK OVERDRAFT FACILITY AND OVERDRAFTS

The Company has a bank overdraft facility with AIB Bank PLC. This facility is renewable on an annual basis at the bank's discretion. Under the facility the Company may incur overdrafts with the bank up to IR195,000 (approximately $278,000 at December 31, 1997), with a variable interest rate based on the Dublin Inter-Bank Overnight Rate ("DIBOR") plus five percent (10.4 percent at December 31, 1997). This facility is collateralized by the assets of CBT Systems Limited, a wholly owned subsidiary of CBT Group PLC. The Company's UK subsidiary also has an arrangement with its bank which allows the subsidiary to maintain funds in a deposit account and to have the bank transfer the funds as necessary to pay checks written against a checking account with the same bank. At December 31, 1996 and 1997 the subsidiary had written no checks in excess of the balance in the checking account.

PTS had available a $400,000 line of credit which expired on January 12, 1996. The line bore interest at the bank's prime rate plus 2%. No amount was drawn against this line of credit during 1996.

5. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following at December 31 (dollars in thousands):

                                                   1996                                  1997
                                                   ----                                  ----
Royalties                                       $ 2,912                               $ 3,305
Income and other taxes payable                    3,237                                 6,467
Other                                             5,252                                 5,678
                                                -------                               -------
                                                $11,401                               $15,450
                                                =======                               =======

CBT Group PLC
Notes to the Consolidated Financial Statements

6. OPERATING LEASE COMMITMENTS

The Company leases various facilities, automobiles and equipment under non-cancellable operating lease arrangements. The major facilities leases are for terms of 2 to 5 years, (except for CBT Systems Limited's new premises which has a non-cancellable lease term of 11 years) and generally provide renewal options for terms of up to 3 additional years. Rent expense under all operating leases was approximately $1,405,000, $2,012,000 and $2,199,000 in 1995, 1996 and 1997,
respectively. Future minimum lease payments under these non-cancellable operating leases as of December 31, 1997, are as follows (dollars in thousands):

                                   1998                  $ 3,164
                                   1999                    2,807
                                   2000                    2,639
                                   2001                    1,685
                                   2002                    1,469
                                Thereafter                 3,527
                                                         -------
                        Total minimum lease payments     $15,291
                                                         =======

7. CONTINGENCIES

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

8. NOTES PAYABLE TO SHAREHOLDERS

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

CBT Group PLC
Notes to the Consolidated Financial Statements

9. REDEEMABLE CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS' EQUITY

Prior to 1995, the Company's authorized share capital was divided into three classes of shares, Series A and Series B redeemable convertible preferred shares and ordinary shares, each with a par value of IR37.5p.

Dividends may only be declared and paid out of profits available for distribution determined in accordance with accounting principles generally accepted in Ireland and applicable Irish Company Law. Any dividends, if and when declared, will be declared and paid in dollars. No reserves are available for distribution as dividends at December 31, 1997.

Redeemable convertible preferred shares

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

Under the 1990 Plan, options to acquire ordinary shares in the Company may be granted to any director or employee of the Company. Under the 1994 Plan, all employees and directors of the Company and any independent contractor who performs services for the Company are eligible to receive grants of non statutory options ("NSO"). Employees are also eligible to receive grants of incentive share options ("ISO") which are intended to qualify under section 422 of the United States Internal Revenue Code of 1986, as amended. Under the 1996 Plan all employees, with the exception of directors and executive officers, are eligible to receive grants of NSO's. As of December 31, 1997, approximately 1,175,000, 1,560,751 (which includes an increase in the number of shares reserved for issuance of 464,905, authorized by a resolution passed at the Annual General Meeting of the Company on June 17, 1997) and 250,000 ordinary shares have been reserved for issuance under the 1990 Plan, the 1994 Plan and 1996 Plan, respectively. The Plans are administered by the Stock Option Committee (the "Committee").

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

CBT Group PLC
Notes to the Consolidated Financial Statements

9. REDEEMABLE CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS' EQUITY (continued)

employee or contractor of the Company. There are certain exceptions for exercises following retirement or death. Options under the Plans generally expire not later than 90 days following termination of employment or service or six months following an optionees' death or disability.

In the event that options under the Plans terminate or expire without having been exercised in full, the shares subject to those options are available for additional option grants. Vesting periods of the options are determined by the Committee and are currently for periods of up to four years. Under the 1990, 1994 and 1996 Plans, options to purchase approximately 122,746, 154,929 and 1,276 shares respectively were exercisable as of December 31, 1997. As of December 31, 1997, 611,146 options are available for grant under the plans.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995, 1996 and 1997, respectively; risk-free interest rates of approximately 6%; dividend yields of 0%; volatility factors of the expected market price of the Company's ordinary shares of .39,.37 and .45 respectively; and a weighted-average expected life of the option of five years.

The Black-Scholes option model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the management's opinion, the existing models do not provide a reliable single measure of the fair value of its stock options.

For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

Pro forma net income for the years ended December 31, 1995, 1996 and 1997 was $5.1, $5.9 million and $14.7 million, respectively. Pro forma basic net income per share was $0.68, $0.67 and $1.54 for the years ended December 31, 1995, 1996 and 1997, respectively. Pro forma diluted net income per share was $0.58, $0.60 and $1.41 for the years ended December 31, 1995, 1996 and 1997, respectively. Because options vest over several years and additional grants are expected, the effects of these hypothetical calculations are not likely to be representative of similar future calculations.

CBT Group PLC
Notes to the Consolidated Financial Statements

9. REDEEMABLE CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS' EQUITY (continued)

A summary of the Company's stock option activity, and related information for the years ended December 31, 1995, 1996 and 1997 follows:

                                                                  Options Outstanding

                                                                          Price               Weighted Average
                                         Number of Shares               per Share              Exercise Price
                                         ----------------               ---------              --------------
  Balance at December 31, 1994               922,932                 $ 0.58  -  5.63               $ 1.55
  Granted in 1995                            397,537                 $16.00  - 45.13               $22.72
  Exercised in 1995                         (131,066)                $ 0.58 -   3.37               $ 0.59
  Cancelled in 1995                           (1,373)                $          3.37               $ 3.37
                                           ---------                 ---------------               ------
  Balance at December 31, 1995             1,188,030                 $0.58 -   45.13               $ 8.68
  Granted in 1996                            764,999                 $45.25 - 116.00               $61.45
  Exercised in 1996                         (387,045)                $ 0.58 - 110.00               $ 3.90
  Cancelled in 1996                          (24,525)                $ 2.02 - 110.00               $24.61
                                           ---------                 ---------------               ------
  Balance at December 31, 1996             1,541,459                 $ 0.58 - 116.00               $35.81
  Granted in 1997                            370,604                 $81.00 - 139.00               $95.00
  Exercised in 1997                         (779,348)                $ 0.58 - 114.25               $18.34
  Cancelled in 1997                          (35,448)                $10.71 - 102.50               $51.16
                                           ---------                 ---------------               ------

  Balance at December 31, 1997             1,097,267                 $ 1.58 - 139.00               $67.95
                                           ---------                 ---------------               ------

CBT Group PLC
Notes to the Consolidated Financial Statements

9. REDEEMABLE CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS' EQUITY (continued)

                                         Options Outstanding
                                         At December 31, 1997                                 Options Exercisable
                  ---------------------------------------------------------------------------------------------------------
                                           Weighted Average
Range of Exercise       Shares             Remaining         Weighted Average                          Weighted Average
     Prices           Outstanding        Contractual Life      Exercise Price      Number of Shares      Exercise Price
-----------------     -----------        ------------------  ----------------      ----------------    ----------------
 $1.58 -  3.37             1,707               6.49              $  1.67                 1,707              $  1.72
 $5.63 - 10.71            16,849               6.46              $  5.68                 3,456              $  5.80
$16.00 - 16.00            95,431               7.28              $ 16.00                63,183              $ 16.00
$45.13 - 45.13            40,003               7.84              $ 45.13                 1,669              $ 45.13
$45.25 - 53.25           264,585               8.04              $ 45.31               134,477              $ 45.28
$68.00 - 77.00            91,120               8.30              $ 68.87                18,497              $ 68.99
$78.50 - 78.50           207,500               8.56              $ 78.50                50,885              $ 78.50
$81.00 - 91.50           261,747               5.40              $ 81.20                 1,932              $ 85.18
$102.50-110.00             9,875               9.05              $103.22                 1,895              $103.30
$116.00-139.00           108,450               9.64              $131.38                 1,250              $116.00
--------------         ---------               ----              -------               -------              -------
$1.58 - 139.00         1,097,267               7.60              $ 67.95               278,951              $ 46.52
--------------         ---------               ----              -------               -------              -------

At December 31, 1995 and 1996 there were 648,541 and 678,997 options exercisable, respectively, at a weighted average exercise price of $1.22 and $12.51 respectively. The weighted average fair value of options granted during the years ended December 31, 1995, 1996 and 1997 was $9.84, $25.97 and $43.45,
respectively.

Other Options                                                       Options Outstanding
                                                                                             Weighted Average Exercise
                                       Number of Shares               Share Price                      Price
                                       ----------------               -----------                      -----
Granted in 1994                             46,666                       $1.58                         $1.58
Exercised in 1996                           (6,666)                      $1.58                         $1.58
Cancelled in 1996                          (13,000)                      $1.58                         $1.58
                                           -------                       -----                         -----
Balance at December 31, 1997                27,000                       $1.58                         $1.58
                                           -------                       -----                         -----

In November 1996, the Company granted to Forbairt, in conjunction with their approval of an employment grant, a rent reduction grant and a management development grant, an option to purchase 2,500 ordinary shares with an exercise price equal to the fair market value at the time of exercise. The option expires at December 31, 1998.

CBT Group PLC
Notes to the Consolidated Financial Statements
10. INCOME TAXES

Income before provision for income taxes consists of the following:

                                                                      December 31
                                                                     ------------
(dollars in thousands)                                   1995             1996            1997
                                                         ----             ----            ----
Ireland                                                 $6,308          $12,264         $22,517
Rest of world                                            1,145            1,994           3,596
                                                        ------          -------         -------
Total                                                   $7,453          $14,258         $26,113
                                                        ======          =======         =======

The provision for income taxes consists of the following:


Current                                                 $1,486           $2,161          $3,916
Deferred                                                   (62)             258              --
                                                        ------           ------          ------
Total provision for income tax                          $1,424           $2,419          $3,916
                                                        ======           ======          ======

The current provision for 1997 relates predominantly to provision for income taxes in Ireland and includes an adjustment at the beginning of the year to valuation allowance of $402,000.

The provision for income taxes differs from the amount computed by applying the statutory income tax rate to income before taxes. The sources and tax effects of the difference are as follows:

                                                                              December 31,
                                                                              -----------
                                                                1995              1996            1997
                                                                ----              ----            ----
(dollars in thousands)
Income taxes computed at the Irish statutory income           $ 2,869           $ 5,418         $ 9,531
 tax rate of 38.5% for 1995, 38% for 1996, and 36.5%
 for 1997
Income from Irish manufacturing operations taxed at
 lower rates                                                   (1,804)           (3,815)         (7,143)
Income subject to higher rate of tax                              542             1,099           1,780
Operating losses not utilized                                     129             1,261             347
Operating losses utilized                                        (136)             (554)           (876)
Intangible asset amortization and other                            53              (461)            662
 non-deductible expenses
Change in valuation allowance                                       -               242             402
Profits arising not subject to tax                               (229)             (771)           (787)
                                                              -------           -------         -------
                                                              $ 1,424           $ 2,419         $ 3,916
                                                              =======           =======         =======

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes consist of the following:

CBT Group PLC
Notes to the Consolidated Financial Statements

10. INCOME TAXES (continued)

                                                 December 31,
                                             1996          1997
                                             ----          ----
(dollars in thousands)
Deferred tax assets
Net operating loss carry forwards            $ 3,568       $ 15,151
Valuation allowance                           (3,037)       (14,669)
                                             -------       --------
Net deferred tax assets                      $   531       $    482
                                             =======       ========

At January 1, 1996 the valuation allowance was $750,000.

At December 31, 1997, the Company had net operating loss carry forwards in its UK subsidiary of approximately $1,266,000. The utilization of these net operating loss carry forwards is limited to the future profitable operations of the Company in the UK tax jurisdiction where such carry forwards arose. These losses carry forward indefinitely.

At December 31, 1997, the Company has a net operating loss carry forward of approximately $37 million for U.S. federal income tax purposes which will expire in the tax years 2010 through 2012 if not previously utilized. Utilization of the U.S. net operating loss carry forward may be subject to an annual limitation due to the change in ownership rules provided by the Internal Revenue Code of 1986. This limitation and other restrictions provided by the Internal Revenue Code of 1986 may reduce the net operating loss carry forward such that it would not be available to offset future taxable income of the U.S. subsidiary.

The net operating loss carry forwards in the United States result from disqualifying dispositions. The tax value of the disqualifying dispositions has not been recognized in the tax reconciliation note as it is not expected that it will reverse. At December 31, 1997, $13.7 million of the valuation allowance related to such disqualifying dispositions. As noted in the tax reconciliation note the valuation allowance has increased by $402,000 in respect of other net operating loss carry forwards.

11. INDUSTRY AND GEOGRAPHIC INFORMATION

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

                                                     December 31,
                                                     -----------
                                              1995       1996         1997
                                              ----       ----         ----
(dollars in thousands)
Revenue from unaffiliated customers
Ireland                                    $     8     $   774     $  1,079
Europe, excluding Ireland                    9,051      13,557       19,218
United States                               29,380      49,312       83,572
Australia                                    9,112       6,757        7,897
Other                                        1,791       3,166        6,873
                                           -------     -------     --------
Total revenue                              $49,342     $73,566     $118,639
                                           =======     =======     ========

CBT Group PLC
Notes to the Consolidated Financial Statements

11. INDUSTRY AND GEOGRAPHIC INFORMATION (continued)

                                                                   December 31,

                                                     1995             1996             1997
                                                     ----             ----             ----
(dollars in thousands)
Transfers between geographic areas (eliminated on
 consolidation)
Ireland                                               $18,018         $ 31,732        $  57,708
Europe, excluding Ireland                                  29              120              940
United States                                             450               --              529
Australia                                                  --               --               --
Other                                                      --               --               --
                                                      -------         --------        ---------
Total transfers                                       $18,497         $ 31,852        $  59,177
                                                      =======         ========        =========
Income from operations
Ireland                                               $ 6,373         $ 12,266        $  22,419
Europe, excluding Ireland                              (1,093)          (1,066)            (144)
United States                                             328            1,068            1,793
Australia                                               1,000             (116)            (312)
Other                                                      44             (194)            (241)
                                                      -------         --------        ---------
Income from operations                                $ 6,652         $ 11,958        $  23,515
                                                      =======         ========        =========
Identifiable assets
Ireland                                                               $ 88,130        $ 127,786
Europe, excluding Ireland                                                7,689           13,189
United States                                                           28,648           53,709
Australia                                                                2,627            2,959
Grand Cayman                                                            42,709           50,860
Other                                                                    1,999            5,165
Eliminations                                                           (84,774)        (122,347)
                                                                      --------        ---------
                                                                      $ 87,028        $ 131,321
                                                                      ========        =========

12. GOVERNMENT GRANTS


Under agreements between the Company and Forbairt, the Company has offset against related salary and rent expense amounts of $nil, $598,000 and $1,021,000 in the years ended December 31, 1995, 1996 and 1997, respectively. Under the terms of the agreement between the Company and Forbairt, these grants may be revoked in certain circumstances, principally failure to maintain the related jobs for a period of five years from the payment of the first installment of the related grant. The Company has complied with the terms of the grant agreements through December 31, 1997.


13. RELATED PARTY TRANSACTION


Ownership of CBT Technology


Approximately 9% of the outstanding share capital of CBT (Technology) Limited ("CBT T"), one of the Company's Irish subsidiaries, representing a special non-voting class, is owned by Stargazer Productions ("Stargazer"), an unlimited company which is wholly-owned by officers and key employees of the Group. CBT T has in the past and may in the future declare and pay dividends to Stargazer, and Stargazer may pay dividends to its shareholders out of such amounts.

CBT Group PLC
Notes to the Consolidated Financial Statements

13. RELATED PARTY TRANSACTIONS (continued)

Loan to Director

In February 1996, Mr. Priest, a director of the Company and former Vice President, Finance and Chief Financial Officer of the Company, received an interest free loan from the Group in the amount of US$125,000 repayable in four equal annual installments. At December 31, 1996 and 1997 the balance outstanding on this loan was $125,000 and $93,750, respectively.

14. SUBSEQUENT EVENTS

New Research and Development Facility

On January 6,1998, the Company signed a twenty-five year lease, with a ten year break clause, for new premises, in Dublin, at an annual rent of $1.4 million.

15.  EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In 1997, The American Institute of Certified Public Accountants issued Statement of Position 97 -2 ("SOP 97-2"), "Software Revenue Recognition". The Company has considered SOP 97-2 and concluded that it has no material effect on the Company's current revenue recognition policy.


In June 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131 (SFAS 131) "Disclosures about Segments of an Enterprise and Related Information." Companies are required to adopt SFAS 131 for fiscal years beginning after December 15, 1997. The Company is not required to disclose this segment information until its 1998 annual report, at which time it will restate prior year's segment disclosures to conform with SFAS 131 segment presentation. The Company has not completed its review of SFAS 131, but anticipates that the adoption of this statement will not have a fundamental effect on the Company's reported segments.


16.  EVENTS SUBSEQUENT TO DATE OF AUDITORS' REPORT - UNAUDITED

On March 16, 1998, the Company entered into a definitive agreement to acquire The ForeFront Group, Inc., a Houston-based provider of high-quality, cost-effective, computer-based training products and network utilities for technical professionals ("ForeFront"). In the merger, each share of ForeFront common stock will be exchanged for 0.3137 ADSs, and the Company will assume outstanding ForeFront stock options, warrants and other rights to acquire ForeFront common stock. As a result of the merger, the Company will issue approximately 2.1 million ADSs and assume options, warrants and other rights that may be converted into up to approximately 1.1 million ADSs. The transaction is intended to be tax free to shareholders and is intended to be accounted for as a pooling of interests. Consummation of the transaction is subject to expiration or termination of the applicable Hart-Scott-Rodino waiting period, approval of the merger by ForeFront stockholders and other customary closing conditions. The merger is expected to be completed during the second quarter of 1998.

CBT Group PLC
Notes to the Consolidated Financial Statements

16.  EVENTS SUBSEQUENT TO DATE OF AUDITORS' REPORT - UNAUDITED - CONTINUED

     SELECTED PRO FORMA CONSOLIDATED

                                                 Year Ended
                                              December 31, 1997
                                              -----------------
     Revenue                                  $137.0 million
                                              ==============
     Net income                               $18.1 million
                                              =============
     Net income per share - Basic             $1.80
                                              =====
     Net income per share - Diluted           $1.64
                                              =====


ERNST & YOUNG
Chartered Accountants

REPORT OF ERNST & YOUNG, INDEPENDENT AUDITORS

The Board of Directors and Shareholders,
CBT Group PLC

We have audited the consolidated balance sheets of CBT Group PLC as of December 31, 1996 and 1997 and the related consolidated statements of operations, changes in redeemable convertible preferred shares and shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated January 20, 1998. Our audits also included the financial statement schedule of the Company listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, based on our audits, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/    Ernst  &  Young
----------------------
ERNST & YOUNG
Chartered Accountants



Dublin, Ireland
Date:  January 20, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The Company's definitive Proxy Statement will be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's Annual General Meeting to be held on or about April 28, 1998 (the "Proxy Statement"). Information required by this item is incorporated by reference from the information contained in the Proxy Statement under the captions "Election of Directors" and "Executive Compensation and Other Matters."

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be contained in the Proxy Statement under the caption "Executive Compensation" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be contained in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be contained in the Proxy Statement under the caption "Certain Transactions" and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as a part of this Form 10-K.

     (1) Financial Statements.  The following CBT Group PLC
         --------------------

           Consolidated Financial Statements Prepared in Accordance with US GAAP are incorporated herein by reference to Item 8 of this Form 10-K. Consolidated Balance Sheets - December 31, 1996 and 1997. Consolidated Statements of Operations - December 31, 1995, 1996 and 1997.

           Consolidated Statements of Changes in Redeemable Convertible Preferred Shares and Shareholders' Equity (Deficit). Consolidated Statements of Cash Flows - December 31, 1995, 1996 and 1997.

           Notes to Consolidated Financial Statements.
           Report of Chartered Accountants.

     (2) Financial Statement Schedule.  The following financial statement
         ----------------------------
         schedule of CBT Group PLC for the fiscal years ended December 31, 1995, 1996 and 1997 is filed as part of this Form 10-K and should be read in conjunction with the Company's Consolidated Financial Statements included in Item 8 of this Form 10-K.


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

     (3) Exhibits.  See Exhibit Index at page 56-57 of this Form 10-K.
         --------

(b)  Reports on Form 8-K.

     The Company filed a report on Form 8-K on December 12, 1997 with the Securities and Exchange Commission on December 12, 1997 reporting under
     Item 9 Registrant's acquisition of MidEast on December 1, 1997.

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

2.3(9) Share Purchase Agreement dated August 31, 1997 between CBT Group PLC, Ben
       Watson Associates, Ltd. and Ben Watson.

2.4(10)Share Purchase Agreement dated December 1, 1997 between CBT Group PLC,
       CBT Systems Middle East Limited, Hamilton Brothers Ltd., and John Todd.

3.1(2) Memorandum and Articles of Association of CBT Group PLC.

4.1(2) Specimen certificate representing the ordinary shares.

4.2(5) Amended and Restated Deposit Agreement (including the form of American
       Depositary Receipt), dated as of April 13, 1995 and amended and restated as of April 11, 1996 and March 9, 1998, among the Company, The Bank of New York, as Depositary, and each Owner and Beneficial Owner from time to time of American Depositary Receipts issued thereunder.

4.3(5) Amended and Restated Restricted Deposit Agreement (including the form of
       American Depositary Receipt), dated as of November 30, 1995 and amended and restated as of April 11, 1996 and March 9, 1998, among the Company, The Bank of New York, as Depositary, and each Owner and Beneficial Owner from time to time of American Depositary Receipts issued thereunder.

10.1(2)* 1990 Share Option Scheme.

10.2(11)*1994 Share Option Plan.

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

10.14(6)* Employment Agreement effective as of January 2, 1996 between CBT
          Group PLC, CBT Systems USA, Ltd. and Gregory M. Priest.

10.15(7)*  Letter Agreement effective as of September 3, 1996 between CBT Group
          PLC, CBT Systems USA, Ltd. and James J. Buckley.

10.16(11)*  1996 Supplemental Stock Plan.

10.17(12)*  Letter Agreement between CBT Systems USA, Ltd. and Jeffrey N.
            Newton.

10.18(12)*  Letter Agreement between CBT Systems USA, Ltd. and William B. Lewis.

10.19(11)  Applied Learning Limited Executive Option Plan.

10.20 Lease Agreement dated December 31, 1997 between CBT Systems USA, Ltd. and SEOC I Limited Partnership, an Arizona limited partnership, with respect to the facility located at 16100 North Greenway/Hayden Loop, Suite 800, Scottsdale, Arizona 85260.

10.21* Agreement dated November 21, 1997 between CBT Systems Limited and Clarion
       Worldwide Limited.

22.1   List of Significant Subsidiaries.

23.1   Consent of Ernst & Young, Chartered Accountants.

24.1   Power of Attorney (see page 59).

27.1   Financial Data Schedule.
------------
   * Denotes management or compensatory plan or arrangement required to be filed by Registrant pursuant to Item 14(c) of this report on Form 10-K.


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

(5) Incorporated by reference to exhibit included in Registrant's Registration Statement on Form F-6 (File No. 333-8380) filed with the Securities and Exchange Commission on February 27, 1998.

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

(9) Incorporated by reference to exhibit included in Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 18, 1997.

(10)Incorporated by reference to exhibit included in Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on December 22, 1997.

(11)Incorporated be reference to exhibit included in Registrant's Registration Statement on Form S-8 (File No. 333-25245) filed with the Securities and Exchange Commission on April 16, 1997.

(12)Incorporated by reference to exhibit included in Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 as filed with the Securities and Exchange Commission on March 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Company has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th day of March, 1998.


                                CBT GROUP PUBLIC LIMITED COMPANY


                                /s/ James J. Buckley
                                ______________________
                                James J. Buckley,
                                President and Chief Executive Officer


                               POWER OF ATTORNEY


KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James J. Buckley and Richard Y. Okumoto jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.


Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


SIGNATURE                              TITLE                        DATE
---------                              -----                        ----

/s/ William G. McCabe
_____________________    Chairman of the Board                 March 20, 1998
William G. McCabe

/s/ James J. Buckley
_____________________    President, Chief Executive Officer    March 20, 1998
James J. Buckley         and Director (Principal Executive
                         Officer)

/s/ Richard Y. Okumoto
_____________________    Vice President, Finance and Chief     March 20, 1998
Richard Y. Okumoto       Financial Officer
                         (Principal Financial Officer)

/s/ John P. Hayes
_____________________    Group Financial Accountant and        March 20, 1998
John P. Hayes            and Director (Principal Accounting
                         Officer)

/s/ Gregory M. Priest
_____________________    Director                              March 20, 1998
Gregory M. Priest


/s/ John M. Grillos
_____________________    Director                              March 20, 1998
John M. Grillos

/s/ Patrick J. McDonagh
_____________________    Director                              March 20, 1998
Patrick J. McDonagh

                       VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 1995, 1996 and 1997

                             (dollars in thousands)



                                      Balance at     Charged to     Charged to
                                      Beginning       Costs and        Other                           Balance at
                                       of Year        Accounts       Accounts        Deductions        End of Year
Year ended December 31, 1995

Deducted from asset accounts
Allowance for doubtful accounts           593             (122)            --                  79             550
                                          ===             ====             ==                  ==             ===


Year ended December 31, 1996

Deducted from asset accounts
Allowance for doubtful accounts           550               38             --                  --             588
                                          ===               ==             ==                  ==             ===



Year ended December 31, 1997

Deducted from asset accounts
Allowance for doubtful accounts            588              312             --                  --             900
                                           ===              ===             --                  ==             ===