Form 10-Q
period 1998-03-31
CBT GROUP PLC
filed 1998-05-14
CIK 940181

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition period from ________ to ________

Commission File Number:0-25674

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

                               Yes [X]  No [_]

The number of American Depositary Shares (issued or issuable in exchange for Registrant's issued and outstanding Ordinary Shares) outstanding as of April 20, 1998 was 40,381,220. The number of Ordinary Shares outstanding as of April 20, 1998 was 10,188,983.

                       CBT GROUP PUBLIC LIMITED COMPANY

                               TABLE OF CONTENTS

                                                                            Page
                                                                           Number
                                                                           ------
PART I.     FINANCIAL INFORMATION

   Item 1.  Financial Statements
            Condensed Consolidated Balance Sheets as of December 31,          3
            1997 and as of March 31, 1998

            Condensed Consolidated Statements of Operations for the           5
            three
            months ended March 31, 1997 and 1998

            Condensed Consolidated Statements of Cash Flows for the           6
            three
            months ended March 31, 1997 and 1998

            Notes to Condensed Consolidated Financial Statements              7

   Item 2.  Management's Discussion and Analysis of Financial Condition       8
            and Results of Operations

PART II.    OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                                 17

ITEM 1.  FINANCIAL STATEMENTS

                                 CBT GROUP PLC
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                           December 31,   March 31,
                                              1997         1998
                                         ------------  -----------
                                                       (Unaudited)
                            ASSETS
CURRENT ASSETS

Cash                                     $ 28,877      $ 40,198
Short-term investments                     36,038        35,946
Accounts receivable, net                   38,985        37,349
Inventories                                   446           514
Deferred tax assets, net                      140           207
Prepaid expenses                            3,857         5,450
                                         --------      --------
  Total current assets                    108,343       119,664
Intangible assets                           5,297         5,047
Property and equipment, net                 9,140        10,644
Investment                                    200           200
Deferred tax assets, net                      342           324
Other assets                                7,999         9,940
                                         --------      --------
  Total assets                            131,321       145,819
                                         ========      ========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Borrowings under bank overdraft
 facility and overdrafts                       13            13
 Accounts payable                           4,107         4,488
 Accrued payroll and related expenses       5,786         5,322
 Other accrued liabilities                 15,450        17,446
 Deferred revenues                          3,845         2,120
                                           ------        ------
     Total current liabilities             29,201        29,389

NON-CURRENT LIABILITIES
 Minority equity interest                     622           622
 Other Liabilities                            519           510
                                            -----         -----
     Total non-current liabilities          1,141         1,132

SHAREHOLDERS' EQUITY
Ordinary Shares, IR37.5p par value:
  30,000,000 shares authorized
  at December 31, 1997 and March 31,
  1998; issued and outstanding:
  9,910,664 shares at December 31,
  1997 and 10,111,327 at March 31, 1998     6,058         6,179
 Additional paid-in capital                74,958        82,825
 Accumulated profit                        19,383        25,697
 Cumulative translation adjustment            580           597
                                          -------       -------
     Total shareholders' equity           100,979       115,298
                                          -------       -------
   Total liabilities and shareholders'
     equity                               131,321       145,819
                                          =======       =======

Note: The balance sheet does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                 CBT GROUP PLC
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (dollars in thousands, except per share amounts)

                                                                               Three months
                                                                              ended March 31,
                                                                       1997                   1998
                                                                       ----                   ----
                                                                    (Unaudited)            (Unaudited)
Revenues                                                               $22,575                $34,026
Cost of revenues                                                         3,798                  5,492
                                                                       -------                -------
Gross profit                                                            18,777                 28,534
Operating expenses:
  Research and development                                               3,743                  5,930
  Sales and marketing                                                    9,435                 13,519
  General and administrative                                             1,707                  2,544
  Costs of acquisitions                                                    926                      -
                                                                       -------                -------
    Total operating expenses                                            15,811                 21,993
                                                                       -------                -------
Income from operations                                                   2,966                  6,541
Other income, net                                                          488                    887
                                                                       -------                -------
Income before provision for income taxes                                 3,454                  7,428
Provision for income taxes                                                (518)                (1,114)
                                                                       -------                -------
Net income                                                               2,936                  6,314
                                                                       =======                =======
Net income per equivalent ADS - Basic (1)                                $0.08                  $0.16
                                                                       =======                =======
ADS equivalents used in computing net income per
 equivalent ADS                                                         37,939                 40,190
                                                                       =======                =======
Net income per equivalent ADS- Diluted (1)                               $0.07                  $0.15
                                                                       =======                =======
ADS equivalents used in computing net income per
 equivalent ADS                                                         40,835                 42,836
                                                                       =======                =======

(1) Net Income per equivalent ADS, Basic and Diluted for the three months ended March 31, 1997 have been restated to reflect the two-for-one split of the ADSs which took effect on March 9, 1998.

                                 CBT GROUP PLC
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH
                             (dollars in thousands)

                                                                                        Three months ended
                                                                                             March 31,
                                                                                      1997                1998
                                                                                      ----                ----
                                                                                   (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                            $ 2,936             6,314
Adjustments to reconcile net income to net cash provided
by operating activities:
 Depreciation and amortization                                                            692             1,263
 Accrued interest on short-term investments                                              (222)              438
 Changes in operating assets and liabilities:
  Accounts receivable                                                                     148             1,668
  Inventories                                                                             (29)              (77)
  Deferred tax assets                                                                      --               (67)
  Prepaid expenses and other assets                                                    (2,359)           (3,598)
  Accounts payable                                                                        278               354
  Accrued payroll and related expenses and other accrued liabilities                      145             1,509
  Deferred revenues                                                                    (1,035)           (1,758)
                                                                                      -------           -------
Net cash provided by operating activities                                                 554             6,046

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                                      (972)           (2,516)
Proceeds from sale of investments                                                                           732
Payments to acquire investments                                                          (248)           (1,078)
                                                                                      -------           -------
  Net cash used in investing activities                                                (1,220)           (2,862)
                                                                                      -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of notes payable                                                                  (86)
Proceeds from issuance of ordinary shares, net                                          2,061             7,988
                                                                                      -------           -------
  Net cash provided by (used in) financing activities                                   1,975             7,988

Effect of exchange rate changes on cash                                                  (214)              149
                                                                                      -------           -------
Net increase in cash and cash equivalents                                               1,095            11,321
Cash at beginning of period                                                            11,037            28,877
                                                                                      -------           -------
Cash at end of period                                                                 $12,132           $40,198
                                                                                      =======           =======

                                 CBT GROUP PLC

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The interim financial information herein is not necessarily indicative of results for any future period.

NOTE 2  ACQUISITIONS OF ALA, BENELUX, SCHOLARS AND MIDEAST

On February 28, 1997, CBT completed the acquisitions of Applied Learning Limited, a company organized under the laws of Tasmania, Australia ("ALA") and CBT Systems Benelux B.V., a Netherlands limited liability company ("Benelux"). ALA was an Australian distributor of interactive education software and had been CBT's exclusive distributor in Australia and New Zealand, and Benelux had been the Company's exclusive distributor in the Netherlands, Belgium, and Luxembourg. The Company issued a total of 414,444 ADSs to the former shareholders of ALA and Benelux in connection with the acquisitions. On August 31, 1997, CBT completed the acquisition of Ben Watson Associates Ltd., a New Brunswick, Canada corporation carrying on business under the registered business name Scholars.com ("Scholars"). Scholars is a provider of online IT certification training. The Company issued a total of 9,408 Ordinary Shares to the sole shareholder of Scholars in connection with the acquisition. On December 1, 1997, the Company completed the acquisition of CBT Systems Middle East Limited, a company organized under the laws of the Commonwealth of the Bahamas ("MidEast"). MidEast had been the Company's exclusive distributor in the Middle East and a non-exclusive distributor in India. The Company issued a total of 64,500 ordinary shares to the former shareholders of MidEast in connection with the acquisition. Each transaction was accounted for as a "pooling of interests" in accordance with U.S. generally accepted accounting principles


NOTE 3  SHARE SPLIT

On March 9, 1998 the Company effected a two-for-one split of its issued and outstanding ADSs. Subsequent thereto, the Company's shareholders approved a proposal at the Company's 1998 Annual General Meeting to subdivide each of the Ordinary Shares of IR37.5p into four Ordinary Shares of IR9.375p (the "Ordinary Share Split"). As a consequence of the Ordinary Share Split, effective May 22, 1998 each ADS will represent and be exchangeable for one Ordinary Share (the "Ratio Change"). Aside from the Ratio Change, the Ordinary Share Split will have no effect on the ADSs. The Ordinary Share Split will have no effect on the number of ADSs outstanding and, in and of itself, is not expected to have an effect on the market price of the ADSs.

NOTE 4  CHANGES IN ACCOUNTING PRINCIPLES

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments, and other unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required. The Company's total comprehensive earnings were as follows:

                                                                                    Three months ended
                                                                                         March 31,
                                                                                  1997                1998
                                                                                  ----                ----
     (dollars in thousands)                                                    (Unaudited)        (Unaudited)
     Net Income                                                                   $2,936             $6,314
     Other Comprehensive Income                                                     (214)                17
                                                                                  ------             ------

     Total Comprehensive Income                                                    2,722              6,331
                                                                                  ======             ======


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

OVERVIEW

CBT Group PLC ("CBT Group" or the "Company") is a leading provider of interactive education software designed to meet the information technology ("IT") education and training needs of businesses and organizations worldwide. The Company develops, publishes and markets a comprehensive library of 625 software titles covering a range of client/server, mainframe, Internet and intranet technologies. CBT Group's products are used by 1,600 of the world's leading corporations to train employees to develop and apply mission-critical technologies in the workplace. CBT Group works with leading software companies, including Cisco Systems, Inc. ("Cisco"), Informix Corporation ("Informix"), Lotus Development Corporation ("Lotus"), Marimba, Inc. ("Marimba"), Microsoft Corporation ("Microsoft"), Netscape Communications Corporation ("Netscape"), Novell, Inc. ("Novell"), Oracle Corporation ("Oracle"), SAP America, Inc. ("SAP"), Sybase, Inc. ("Sybase") and the IBM-Netscape-Sun Microsystems, collaborative Java education effort to develop and market vendor-specific training. CBT Group has also formed the Internet Security Training Consortium with Check Point Software Technologies, Inc. ("Check Point"), Cisco, IBM, Intel Corporation, the Javasoft business unit of Sun Microsystems, Inc., Lotus, Netscape, Network Associates, Inc. (formerly McAfee Associates, Inc.) ("Network Associates"), RSA Data Security, Inc. ("RSA Data Security"), Security Dynamics Technologies, Inc. ("Security Dynamics"), and VeriSign, Inc. ("VeriSign") to address the Internet security training needs of enterprises worldwide.

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

RECENT DEVELOPMENTS

Acquisition of The ForeFront Group, Inc.
----------------------------------------

On March 16, 1998, the Company entered into a definitive agreement to acquire The ForeFront Group, Inc., a Houston-based provider of high-quality, cost-effective, computer-based training products and network utilities for technical professionals ("ForeFront"). In the merger, each share of ForeFront common stock will be exchanged for 0.3137 Ordinary Shares, and the Company will assume outstanding ForeFront stock options, warrants and other rights to acquire ForeFront common stock. As a result of the merger, the Company will issue approximately 2.1 million ADSs and assume options, warrants and other rights that may be converted into approximately 1.1 million ADSs. The transaction is intended to be tax free to shareholders and is intended to be accounted for as a pooling of interests. Consummation of the transaction is subject to expiration or termination of the applicable Hart-Scott-Rodino waiting period, approval of the merger by ForeFront stockholders and other customary closing conditions. The Company received early termination of the applicable Harts-Scott-Rodino waiting period on April 27, 1998. The merger is expected to be completed during the second quarter of 1998. Consummation of the transaction is subject to a number of risk factors, including those discussed below and under "Additional Risk Factors that Could Affect Operating Results."

Uncertainty Relating to Integration. The successful combination of CBT Group and ForeFront, including the successful operation of ForeFront as an autonomous subsidiary of CBT Group, will require substantial effort from each company. The diversion of the attention of management and any difficulties encountered in the transition process could have an adverse impact on CBT Group's ability to realize the full benefits of the merger. The successful combination of the two companies will also require coordination of their research and development and sales and marketing efforts. In addition, the process of combining the two organizations could cause the interruption of, or a loss of momentum in, ForeFront's activities.

Certain key executives of ForeFront will not continue with the combined company over the long term following the merger. David Sikora, President and Chief Executive Officer of ForeFront, and Michael Kaplan, President of ForeFront Direct, Inc., will terminate their employment at the effective time of the merger and Mr. Kaplan has agreed to continue as a consultant with CBT Group for four months thereafter. There can be no assurance that the loss of these two executives will not disrupt the integration of the two companies or prevent CBT Group from realizing any of the anticipated benefits of the Merger. In addition, options previously granted to other key executives of ForeFront will accelerate at the effective time of the merger. There can be no assurance that CBT Group will be able to retain these other key executives or ForeFront's key management, technical, sales and customer support personnel, or that it will realize any of the anticipated benefits of the Merger.

Effect of Merger on Customers and Partners. Certain of ForeFront's existing customers or strategic partners may view themselves as competitors of CBT Group, and therefore determine that the Merger is competitively disadvantageous to them. As a consequence, ForeFront's relationship with these customers or strategic partners could be adversely affected. In addition, CBT Group's relationships with certain of its customers that compete with ForeFront may be adversely affected by the Merger, which could adversely affect the ability of CBT Group to continue relationships with such customers after the Merger.

Share Split
-----------

On March 9, 1998 the Company effected a two-for-one split of its issued and outstanding ADSs. Subsequent thereto, the Company's shareholders approved a proposal at the Company's 1998 Annual General Meeting to subdivide each of the Ordinary Shares of IR37.5p into four Ordinary Shares of IR9.375p (the "Ordinary Share Split"). As a consequence of the Ordinary Share Split, effective May 22, 1998 each ADS will represent and be exchangeable for one Ordinary Share (the "Ratio Change"). Aside from the Ratio Change, the Ordinary Share Split will have no effect on the ADSs. The Ordinary Share Split will have no effect on the number of ADSs outstanding and, in and of itself, is not expected to have an effect on the market price of the ADSs.

RESULTS OF OPERATIONS

The following table sets forth certain restated consolidated statements of operations data as a percentage of revenues:

                                                    Three months
                                                   ended March 31,
                                                 1997           1998
                                              ---------      ---------
Revenues                                            100%           100%
Cost of revenues                                   16.8           16.1
                                                   ----           ----
Gross profit                                       83.2           83.9
Operating expenses:
  Research and development                         16.6           17.4
  Sales and marketing                              41.8           39.7
  General and administrative                        7.6            7.5
  Costs of acquisitions                             4.1              -
                                                   ----           ----
    Total operating expenses                       70.1           64.6
                                                   ----           ----
Income from operations                             13.1           19.3
Other income, net                                   2.2            2.6
                                                   ----           ----
Income before provision for income taxes           15.3           21.9
Provision for income taxes                          2.3            3.3
                                                   ----           ----
Net income                                         13.0           18.6
                                                   ====           ====

Revenues
--------

Revenues increased 51% to $34.0 million in the three months ended March 31, 1998 from $22.6 million in the three months ended March 31, 1997. The increase in revenues during this period was primarily attributable to an increase in the number of available courses, a significant increase in the number of sales personnel employed in the United States, strong customer contract renewals and upgrades and expanded marketing and distribution efforts.

Revenues in the United States for the three month period ended March 31, 1998 increased to $24.1 million (or 71% of revenues) from $16.8 million (or 74% of revenues) for the three month period ended March 31, 1997.

Revenues in Europe for the three month period ended March 31, 1998 were $5.0 million (or 15% of revenues), compared to $3.2 million (or 14% of revenues) for the three month period ended March 31, 1997. In addition, revenues from outside the United States and Europe (principally from Australia and Canada) in the three month period ended March 31, 1998 were $4.9 million (or 14% of revenues), compared to $2.6 million (or 12% of revenues) for the three month period ended March 31, 1997. Because a significant portion of the Company's business is conducted outside the United States, the Company is subject to numerous risks of doing business in other countries, including risks related to currency fluctuations.

Cost of Revenues
----------------

Cost of revenues includes the cost of materials (such as CD-ROMs, diskettes, packaging and documentation), royalties to third parties, the portion of development costs associated with funded development projects and fulfillment costs.

Gross margins increased to 83.9% in the three month period ended March 31, 1998 from 83.2% in the three month period ended March 31, 1997. The Company expects that cost of revenues may fluctuate from period to period in the future based upon many factors, including the mix of titles licensed (between titles developed exclusively by CBT Group and royalty-bearing titles developed pursuant to development and marketing alliances) and the timing of expenses associated with development and marketing alliances.

Research and Development Expenses
---------------------------------

Research and development expenses consist primarily of salaries and benefits, occupancy expenses, travel expenses and fees paid to outside consultants. Research and development expenses increased in the three month period ended March 31, 1998 to $5.9 million (or 17.4% of revenues) from $3.7 million (or 16.6% of revenues) in the three month period ended March 31, 1997. The increase is primarily the result of the hiring of additional research and development personnel required to expand and enhance the Company's library of software products. The Company believes that significant investment in research and development is required to remain competitive in the information technology education and training market, and the Company therefore expects research and development expenses to continue to increase in absolute terms in future periods.

Research and development costs associated with development alliances of $162,000 have been included in cost of sales in the period ended March 31, 1997. During the quarter ended March 31, 1998, there were no costs associated with these alliances.

Software development costs are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, under which the Company is required to capitalize software development costs after technological feasibility has been established. To date, development costs after establishment of technological feasibility have been immaterial, and all software development costs have been expensed.

Sales and Marketing Expenses
----------------------------

Sales and marketing expenses consist primarily of salaries and commissions, advertising and promotional expenses and related overhead costs. These expenses increased in absolute terms but declined as a percentage of revenues in the three month period ended March 31, 1998 to $13.5 million (or 39.7% of revenues) from $9.4 million (or 41.8% of revenues) for the three month period ended March 31, 1997. The increase in absolute terms was primarily attributable to an increase in the number of sales personnel in the United States and, to a lesser extent, outside the United States. Commission costs have also increased in absolute terms along with the increase in revenues during this period. The decrease in sales and marketing expenses as a percentage of revenues during these periods is due primarily to a more rapid increase in revenue than in associated expenses. The Company expects to increase sales and marketing expenses in the future to support an increase in its sales force and expansion of its marketing efforts.

General and Administrative Expenses
-----------------------------------

General and administrative expenses increased in absolute terms and declined slightly as a percentage of revenues in the three month period ended March 31, 1998 to $2.5 million (or 7.5% of revenues) from $1.7 million (or 7.6% of revenues) for the three month period ended March 31, 1997. The increase in absolute terms was primarily the result of increased staffing to support expanding operations. The decrease as a percentage of revenues was principally due to a more rapid increase in revenues than in associated expenses. The Company anticipates that general and administrative expenses will increase in future periods due to increases in staffing and infrastructure.

Costs of Acquisition
--------------------

There were no costs of acquisition in the quarter ended March 31, 1998. However, the Company expects that there will be significant non recurring costs in respect of the acquisition of ForeFront, which will be recognized in the quarter ended June 30, 1998.

Other Income, Net
-----------------

Other income, net, comprises interest expense, interest income and foreign currency exchange gains and losses. The Company recognized other income, net, of $887,000 in the three month period ended March 31, 1998, as compared to other income, net, of $488,000 for the comparable period of the prior year. Other income during both periods was primarily attributable to interest on short-term investments. Interest income for the first quarter of 1998 increased compared with the first quarter of 1997 as a result of higher cash levels.

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

The effective tax rate for the three month periods ended March 31, 1997 and 1998 was 15%.

LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments at March 31, 1998 increased to $76.1 million from $64.9 million at December 31, 1997. Working capital increased to $90.3 million at March 31, 1998 from $79.1 million at December 31, 1997. These increases were primarily the result of increased cash flow from operating activities and the issuance of shares under the stock option plans, which was partially offset by expenditures for property and equipment to support the Company's expanded operations.

Net cash provided by operating activities was $6.0 Million in the three months ended March 31, 1998 compared to net cash provided by operating activities of $554,000 for the comparable period of the prior year. The increase in cash flow from operations was primarily attributable to a significant increase in net income which was partially offset by an increase in prepaid expenses, accrued payroll, related expenses and other accrued liabilities and a decrease in accounts receivable.

Capital expenditures were $2.5 million in the three months ended March 31, 1998 compared to $972,000 for the comparable period of the prior year. The increase was primarily attributable to expenditures related to computer equipment and computer infrastructure. Although the Company currently has no material capital commitments, the Company expects to spend significantly more in 1998 than in previous years, primarily as a result of improvements to its information systems and capital expenditures associated with new offices in Redwood City, California and the new research and development and fulfillment facilities in Dublin, Ireland. The Company expects to make significant additional investments in these areas during the remainder of 1998.

The Company believes that its existing cash and short-term investments will be sufficient to meet its cash requirements for at least the next twelve months. The Company may from time to time consider the acquisition of complementary businesses, products or technologies, which may require additional financing.

NEW ACCOUNTING STANDARDS

In February 1998, the Financial Accounting Standards Board issued SFAS No.132, "Employers' Disclosures About Pensions and Other Post-Retirement Benefits." This Statement revises employers' disclosures about pensions and other post-retirement benefit plans. It does not, however, change the measurement of recognition of those plans. This Statement standardizes the disclosure requirements for pensions and other post-retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. Restatement of disclosures for earlier periods is required. This Statement is effective for the Company's financial statements for the fiscal year ended December 31, 1998.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Opinion ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. This SOP states that entities are required to capitalize certain internal-use software costs once certain criteria are met. Currently, the Company generally expenses the costs of developing or obtaining internal-use software as incurred. The Company is currently evaluating SOP 98-1, but does not expect it to have a material impact on its consolidated financial statements. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. Earlier application is encouraged in fiscal years for which the annual financial statements have not been issued.

ADDITIONAL RISK FACTORS THAT COULD AFFECT OPERATING RESULTS

In addition to the other factors identified in this report, the following risk factors could materially and adversely affect the Company's future operating results and could cause actual events to differ materially from those predicted in the Company's forward looking statements relating to its business.

Fluctuations in Operating Results. The Company has in the past experienced fluctuations in its quarterly operating results and anticipates that such fluctuations will continue and could intensify in the future. Fluctuations in operating results may result in volatility in the price of the Company's ADSs. Although the Company was profitable in each of the last seventeen quarters, there can be no assurance that such profitability will continue in the future or that the levels of profitability will not vary significantly among quarterly periods. The Company's operating results may fluctuate as a result of many factors, including size and timing of orders and shipments, mix of sales between products developed solely by the Company and products developed through development and marketing alliances, royalty rates, the announcement, introduction and acceptance of new products, product enhancements and technologies by the Company and its competitors, mix of sales between the Company's field sales force, its other direct sales channels and its indirect sales channels, competitive conditions in the industry, loss of significant customers, delays in availability of existing or new products, spending patterns of the Company's customers, currency fluctuations and general economic conditions.

The Company's expense levels are based in significant part on its expectations regarding future revenues and are fixed to a large extent in the short term. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any significant revenue shortfall would therefore have a material adverse effect on the Company's results of operations. In addition, the Company hired additional employees in the first quarter of 1998. This increase in employee expense could have a negative impact on the Company's operating margins during 1998.

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

Seasonality. The software industry generally, and the Company in particular, are subject to seasonal revenue fluctuations, based in part on customers' annual budgetary cycles and in part on the annual nature of sales quotas. These seasonal trends have in the past caused, and in the future are expected to continue to cause, revenues in the first quarter of a year to be less, perhaps substantially so, than revenues for the immediately preceding fourth quarter.
In addition, the Company has in past years added significant headcount in the sales and marketing and research and development functions in the first quarter, and to a lesser extent, the second quarter. Because these headcount additions do not immediately contribute significant revenues, the Company's operating margins in the earlier part of the year tend to be significantly lower than in the later parts of the year. It is expected that this factor will affect CBT Group's operating margins in the second quarter of 1998, and to some extent, the third quarter. Many software companies also experience a seasonal downturn in demand during the summer months. There can be no assurance that these or other seasonal trends will not have a material adverse effect on the Company's results of operations.

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

As a result of the consummation of the acquisitions of ALA, Benelux, Scholars and MidEast in 1997, the Company's operating expenses have increased. There can be no assurance that the integration of these businesses can be successfully completed in a timely fashion, or at all, or that the revenues from the acquired businesses will be sufficient to support the costs associated with those businesses, without adversely affecting the Company's operating margins. Any failure to successfully complete the integration in a timely fashion or to generate sufficient revenues from the acquired businesses could have a material adverse effect on the Company's business and results of operations.

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

Year 2000 Risk.    The Company is aware of the issues associated with the
programming code in existing computer systems as the millennium (year 2000) approaches. The "Year 2000" issue is pervasive and complex, as virtually every computer operation will be effected in the same way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

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

The company is utilizing both internal and external resources to identify, correct or reprogram, and test the systems for year 2000 compliance. It is anticipated that all reprogramming, except for CBT Group products which will no longer be available beginning December 31, 1999, will be complete by June
30, 1999, allowing adequate time for testing. This process includes getting confirmations from the Company's primary vendors that plans are being developed or are already in place to address processing transactions in the year 2000. However, there can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's system.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          --------
          10.1 Consulting Agreement, dated January 30, 1998, between CBT Systems USA Ltd. and Gregory M. Priest

          11.1  Statement Regarding Computation of Net Income Per Ordinary
                Share.

          27.1  Financial Data Schedule (EDGAR version only)
                                        --------------------

     (b)  Reports on Form 8-K
          -------------------

          The company did not file any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CBT GROUP PLC


Date: May 13, 1998                 By:  /s/ James J. Buckley
                                        --------------------
                                        James J. Buckley
                                        Chief Executive Officer and President


Date:  May 13, 1998                By:  /s/ Richard Y. Okumoto
                                        ----------------------
                                        Richard Y. Okumoto
                                        VP, Finance and Chief Financial Officer