Form 10-Q
period 1998-06-30
CBT GROUP PLC
filed 1998-08-14
CIK 940181

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20548


                                   FORM 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998


    [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
              For the Transition period from ________ to ________


                        Commission File Number: 0-25674


                        CBT GROUP PUBLIC LIMITED COMPANY
             (Exact name of registrant as specified in its charter)



          Republic of Ireland                            Not Applicable
   ----------------------------------------------------------------------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)



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

                                Yes [X]  No [_]

The number of American Depositary Shares (issued or issuable in exchange for Registrant's issued and outstanding Ordinary Shares) outstanding as of July 29, 1998 was 43,881,451.

                        CBT GROUP PUBLIC LIMITED COMPANY

                               TABLE OF CONTENTS

                                                                        Page
                                                                       Number
                                                                       ------
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Condensed Consolidated Balance Sheets as of
                 December 31, 1997 and as of June 30, 1998                  3

                 Condensed Consolidated Statements of
                 Operations for the three and six month
                 periods ended June 30, 1997 and 1998                       4

                 Condensed Consolidated Statements of Cash
                 Flows for the six month periods ended June
                 30, 1997 and 1998                                          5

                 Notes to Condensed Consolidated Financial
                 Statements                                                 6


         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                                 7


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                         19

         Item 2. Changes in Securities                                     19

         Item 4. Submission of Matters to a Vote of the
                 Security Holders                                          19

         Item 6. Exhibits and Reports on Form 8-K                          21

PART I FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS


                                 CBT GROUP PLC
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                                                 DECEMBER 31,             JUNE 30,
                                                                     1997                   1998
                                                                   --------               --------
                                                                                         (Unaudited)
                            ASSETS
Current assets
--------------
Cash                                                               $ 35,506               $ 45,577
Short term investments                                               36,038                 36,091
Accounts receivable, net                                             40,030                 44,009
Inventories                                                             615                  1,021
Deferred tax assets, net                                                140                    142
Prepaid expenses                                                      4,198                  8,458
                                                                   --------               --------
             Total Current assets                                   116,527                135,298
Intangible assets                                                     5,600                  4,878
Property and equipment, net                                          10,207                 14,345
Investment                                                              200                    350
Deferred tax assets, net                                                342                     47
Other assets                                                          8,453                 12,023
                                                                   --------               --------
             Total  assets                                          141,329                166,941
                                                                   ========               ========
               LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities
-------------------
Borrowings under bank overdraft facility and overdrafts                  13                     13
Accounts Payable                                                      4,820                  6,296
Accrued payroll and related expenses                                  6,411                  3,785
Other accrued liabilities                                            16,715                 17,491
Deferred revenues                                                     4,551                  1,075
                                                                   --------               --------
             Total Current Liabilities                               32,510                 28,660
Non Current Liabilities
-----------------------
Other accrued liabilities                                               519                    474
Minority equity interest                                                622                    622
                                                                   --------               --------
             Total Non Current Liabilities                            1,141                  1,096
Shareholders' Equity
--------------------
Ordinary Shares: 30,000,000 shares authorized , IR37.5p par           6,372                  6,571
 value, at December 31, 1997 and 120,0000 shares
 authorized, par value IR9.375p at June 30, 1998;
Issued and outstanding:10,511,190 shares at December 31,
 1997 and 43,249,900 shares at June 30, 1998
Additional paid-in-capital                                           97,868                115,745
Accumulated surplus                                                   2,984                 14,425
Deferred Compensation                                                  (112)                     -
Treasury Stock                                                           (2)                    (2)
Cumulative translation adjustment                                       568                    446
                                                                   --------               --------
             Total Shareholders' equity                             107,678                137,185
                                                                   --------               --------
Total Liabilities and shareholders' equity                          141,329                166,941
                                                                   ========               ========

Note: The condensed consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements at that date and has been restated to reflect the acquisition of The ForeFront Group, Inc (see note 2 below). In addition, the balance sheet does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                 CBT GROUP PLC

                Condensed Consolidated Statements of Operations
                (dollars in thousands, except per share amounts)

                                                         Three Months                        Six Months
                                               --------------------------------  ----------------------------------
                                                        Ended June 30,                     Ended June 30,
                                               --------------------------------  ----------------------------------
                                                    1997             1998              1997              1998
                                               ---------------  ---------------  ----------------  ----------------
                                                 (Unaudited)     (Unaudited)        (Unaudited)      (Unaudited)
Revenues                                              $29,755          $44,852           $56,482           $84,781
Cost of revenues                                        5,173            6,697             9,854            12,641
                                                      -------          -------           -------           -------
Gross profit                                           24,582           38,155            46,628            72,140
Operating expenses:
  Research and development                              4,731            6,604             9,162            12,994
  Sales and marketing                                  13,415           18,622            26,243            35,490
  General and administrative                            3,616            3,594             5,964             6,808
  Acquired research and development                       447               --               447                --
  Cost of acquisitions                                     --            5,505               926             5,505
                                                      -------          -------           -------           -------
    Total operating expenses                           22,209           34,325            42,742            60,797
                                                      -------          -------           -------           -------
Income from operations                                  2,373            3,830             3,886            11,343
Other income, net                                         665              936             1,220             1,903
                                                      -------          -------           -------           -------
Income before provision for income taxes                3,038            4,766             5,106            13,246
Provision for income taxes                                817              667             1,336             1,805
                                                      -------          -------           -------           -------
Net income                                              2,221            4,099             3,770            11,441
                                                      =======          =======           =======           =======
Net income per equivalent ADS (1) - Basic               $0.06            $0.09             $0.09             $0.27
                                                      =======          =======           =======           =======
ADSs used in computing net income per                  39,923           43,283            39,690            42,939
 equivalent ADS - Basic                               =======          =======           =======           =======
Net income per equivalent ADS (1) - Diluted             $0.05            $0.09             $0.09             $0.25
                                                      =======          =======           =======           =======
ADSs used in computing net income per equivalent       43,938           46,357            43,757            46,080
                                                      =======          =======           =======           =======

(1) Net income per equivalent ADS gives effect to the two-for-one share split of Registrants' ADSs effected March 1998. Prior periods have been restated to give effect to such split.

                                 CBT GROUP PLC

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH
                            (dollars in thousands)



                                                Six Months Ended June 30,
                                                   1997         1998
                                                -----------  -----------
                                                (Unaudited)  (Unaudited)

CASH FLOW FROM OPERATING ACTIVITIES
Net income                                         $ 3,770      $11,441
Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation and amortization                     1,671        2,958
   Loss on Disposal of Assets                                        70
   Accrued interest on short-term investments         (222)         236
   Compensation Expense                                 51          112
Changes in operating assets and Liabilities:
   Accounts receivable                              (3,928)      (4,114)
   Inventories                                        (150)        (410)
   Deferred Tax Assets                                  --          293
   Non Cash acquired R&D costs                         447           --
   Prepaid expenses and other assets                (3,285)      (7,885)
   Accounts payable                                   (391)       1,541
   Accrued payroll and related expenses
     and other accrued liabilities                   2,338       (1,784)
   Deferred revenues                                (2,251)      (3,455)
                                                   -------      -------
Net cash provided by operating activities           (1,950)        (997)
                                                   -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                 (2,096)      (6,499)
 Payments to acquire short-term investments           (248)     (50,330)
 Proceeds from short-term investments                   --       50,041
 Proceeds from disposal of property and equipment       --           20
 Payments to acquire Investments                        --         (150)
                                                    ------       ------
 Net cash used in investing activities              (2,344)      (6,918)
                                                    ------       ------

CASH FLOWS FROM FINANCING ACTIVITIES
 Repayment of bank loans                              (794)          --
 Repayments under bank overdraft facility             (138)          --
 Proceeds from issuance of preferred shares
   in subsidiary                                       605           --
 Proceeds from issuance of ordinary shares,
   net                                               5,106       18,076
                                                     -----       ------
Net cash (used in) provided by financing
  activities                                         4,779       18,076
                                                     -----       ------
Effect of exchange rate changes on cash                (80)         (90)
                                                     -----       ------
Net (decrease) increase in cash                        405       10,071

Cash at beginning of period                         17,560       35,506
                                                   -------      -------
Cash at end of period                              $17,965      $45,577
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


NOTE 2  ACQUISITION OF THE FOREFRONT GROUP, INC

 On May 29, 1998, CBT Group PLC ("CBT," or the "Company") completed the acquisition of The ForeFront Group, Inc ("ForeFront"). The Company issued approximately 2.2 million ADSs in connection with the acquisition and assumed options, warrants and other rights to acquire ForeFront common stock that can be exercised for approximately 1.0 million ADSs. The transaction is being accounted for as a "pooling of interests" in accordance with U.S. generally accepted accounting principles.


NOTE 3  SHARE SPLIT

 On March 9, 1998 the Company effected a two-for-one split of its issued and outstanding ADSs. Subsequent thereto, the Company's shareholders approved a proposal at the Company's 1998 Annual General Meeting to subdivide each of the Ordinary Shares of IR37.5p into four Ordinary Shares of IR9.375p (the "Ordinary Share Split"). As a consequence of the Ordinary Share Split, effective May 22, 1998 each ADS represents and is exchangeable for one Ordinary Share (the "Ratio Change"). Aside from the Ratio Change, the Ordinary Share Split had no effect on the ADSs and had no effect on the number of ADSs outstanding.


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

 The Company's total comprehensive earnings were as follows:

                                                        Six months ended
                                                            June 30,
                                                     1997              1998
                                                  -----------       -----------
(dollars in thousands)                            (Unaudited)       (Unaudited)

Net Income                                          $3,770            $11,441
Other Comprehensive Income                            (123)              (122)
                                                    ------            -------

Total Comprehensive Income                           3,647             11,319
                                                    ======            =======




ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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


OVERVIEW

CBT Group PLC ("CBT Group" or the "Company") is a leading provider of interactive education software designed to meet the information technology ("IT") education and training needs of businesses and organizations worldwide. The Company develops, publishes and markets a comprehensive library of 694 software titles covering a range of client/server, mainframe, Internet and intranet technologies. CBT Group's products are used by 1,731 of the world's leading corporations to train employees to develop and apply mission-critical technologies in the workplace. CBT Group works with leading software companies, including Cisco Systems, Inc. ("Cisco"), Informix Corporation ("Informix"), Lotus Development Corporation ("Lotus"), Marimba, Inc. ("Marimba"), Microsoft Corporation ("Microsoft"), Netscape Communications Corporation ("Netscape"), Novell, Inc. ("Novell"), Oracle Corporation ("Oracle"), SAP America, Inc. ("SAP"), TIBCO Software Inc. ("TIBCO"), Intel Corp ("Intel), Centra Software ("Centra"), Rational Software ("Rational"), Sybase, Inc. ("Sybase") and the IBM-Netscape-Sun Microsystems, collaborative Java education effort to develop and market vendor-specific training. CBT Group has also formed the Internet Security Training Consortium with Check Point Software Technologies, Inc. ("Check Point"), Cisco, IBM, Intel Corporation, the Javasoft business unit of Sun Microsystems, Inc., Lotus, Netscape, Network Associates, Inc. (formerly McAfee Associates, Inc.) ("Network Associates"), RSA Data Security, Inc. ("RSA Data Security"), Security Dynamics Technologies, Inc. ("Security Dynamics"), and VeriSign, Inc. ("VeriSign") to address the Internet security training needs of enterprises worldwide.

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

In recent years, the Company has entered into several development and marketing alliances with key vendors of client/server software under which the Company develops titles for training on specific products. Under certain of its development and marketing alliances, the Company's partners have agreed to fund certain product development costs. The Company recognizes such funding as revenues on a percentage of completion basis, and the costs associated with such revenues are reflected as cost of revenues. These agreements have the effect of shifting expenses associated with developing certain new products from research and development to cost of revenues. The Company expects that cost of revenues may fluctuate from period to period in the future based upon many factors, including, but not limited to, the timing of expenses associated with development and marketing alliances


RECENT DEVELOPMENTS

Acquisition of The ForeFront Group, Inc.
----------------------------------------

On May 29, 1998, the Company acquired The ForeFront Group, Inc., a Houston-based provider of high-quality, cost-effective, computer-based training products and network utilities for technical professionals. In the merger, each share of ForeFront common stock was exchanged for 0.3137 ADSs, and the Company assumed outstanding ForeFront stock options, warrants and other rights to acquire ForeFront common stock. The Company issued approximately 2.2 million ADSs in connection with the acquisition and assumed options, warrants and other rights to acquire ForeFront common stock that can be exercised for approximately 1.0 million ADSs. The transaction is being accounted for as a "pooling of interests" in accordance with U.S. generally accepted accounting principles.


Uncertainty Relating to Integration.


The successful combination of CBT Group and ForeFront, including the successful operation of ForeFront as an autonomous subsidiary of CBT Group, will require substantial effort from each company. The diversion of the attention of management and any difficulties encountered in the transition process could have an adverse impact on CBT Group's ability to realize the full benefits of the merger. The successful combination of the two companies will also require coordination of their sales and marketing efforts. In addition, the process of combining the two organizations could cause the interruption of, or a loss of momentum in, ForeFront's activities.

Certain key executives of ForeFront will not continue with the combined company after the transition period following the merger. David Sikora, President and Chief Executive Officer of ForeFront, and Michael Kaplan, President of ForeFront Direct, Inc., terminated their employment at the date of merger, May 29, 1998, and Mr. Kaplan has agreed to continue as a consultant with CBT Group for four months thereafter. There can be no assurance that the loss of these two executives will not disrupt the integration of the two companies or prevent CBT Group form realizing any of the anticipated benefits of the Merger.

In addition, options previously granted to other key executives of ForeFront accelerated at the date of the Merger. There can be no assurance that CBT Group will be able to retain these other key executives of ForeFront's key management, technical, sales and customer support personnel, or that it will realize any of the anticipated benefits of the Merger.


Effect of Merger on Customers and Partners


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


Share Split
-----------

On March 9, 1998 the Company effected a two-for-one split of its issued and outstanding ADSs. Subsequent thereto, the Company's shareholders approved a proposal at the Company's 1998 Annual General Meeting to subdivide each of the Ordinary Shares of IR37.5p into four Ordinary Shares of IR9.375p (the "Ordinary Share Split"). As a consequence of the Ordinary Share Split, effective May 22, 1998 each ADS represents and is exchangeable for one Ordinary Share (the "Ratio Change"). Aside from the Ratio Change, the Ordinary Share Split had no effect on the ADSs and had no effect on the number of ADSs outstanding.

RESULTS OF OPERATIONS

The following table sets forth certain restated consolidated statements of operations data as a percentage of revenues:


                                    Three Months Ended     Six Months Ended
                                          June 30,              June 30,

                                      1997       1998       1997       1998
                                      ----       ----       ----       ----
Revenues                               100%       100%       100%       100%
Cost of revenues                      17.4       14.9       17.4       14.9
                                      ----       ----       ----       ----
Gross profit                          82.6       85.1       82.6       85.1
Operating expenses:
 Research and development             15.9       14.7       16.2       15.3
 Sales and marketing                  45.1       41.5       46.5       41.9
 General and administrative           12.1        8.0       10.6        8.0
 Acquired research and development     1.5         --        0.8         --
 Costs of acquisitions                  --       12.3        1.6        6.5
                                      ----       ----       ----       ----

   Total operating expenses           74.6       76.5       75.7       71.7
                                      ----       ----       ----       ----

Income from operations                 8.0        8.6        6.9       13.4
Other income, net                      2.2        2.1        2.2        2.2
                                      ----       ----       ----       ----
Income before provision for
  income taxes                        10.2       10.7        9.1       15.6

Provision for income taxes             2.7        1.5        2.4        2.1
                                      ----       ----       ----       ----

Net income                             7.5        9.2        6.7       13.5
                                      ====       ====       ====       ====


Revenues
--------

Revenues increased 51% to $44.9 million in the three months ended June 30, 1998 from $29.8 million in the three months ended June 30, 1997, and increased 50% to $84.8 million in the six months ended June 30, 1998 from $56.5 million in the six months ended June 30, 1997. The increases in revenues during these periods were primarily attributable to the continuing increase in the number of available courses, strong customer contract renewals and upgrades and expanded marketing and distribution efforts.

Revenues in the United States for the three and six month periods ended June 30, 1998 increased to $32.9 million (or 73.3% of revenues) and $61.1 million (or 72.1% of revenues), respectively, from $21.9 million (or 73.5% of revenues) and $41.8 million (or 74% of revenues) for the three and six month periods ended June 30, 1997, respectively. These increases were primarily the result of an increase in new corporate customers, on-line training from Scholars.com and telesales which reached in excess of 15% of sales for the first time (boosted by the acquisition of ForeFront) and renewals and upgrades to existing customers.
The number of available courses continued to expand during the quarter.   During
the second quarter the Company signed five contracts with a contract value in excess of $1 million.

Revenues in Europe for the three and six month periods ended June 30, 1998 increased to $7.9 million (or 17.6% of revenues) and $14.2 million (or 16.7% of revenues), respectively, from $4.8 million (or 16.1% of revenues) and $8.7 million (or 15.4% of revenues) for the three and six month periods ended June 30, 1997, respectively. In addition, revenues from outside the United States and Europe (principally from Australia, Canada and the Middle East) in the three and six month period were $4.1 million (or 9.1% of revenues) and $9.5 million (or 11.2% of revenues) respectively compared to $3.1 million (or 10.4% of revenues) and $6.0 million (or 10.6% of revenues) respectively for the three and six month periods ended June 30, 1997. Because a significant portion of the Company's business is conducted outside the United States, the Company is subject to numerous risks of doing business in other countries, including risks related to currency fluctuations.


Cost of Revenues
----------------

Cost of revenues includes the cost of materials (such as CD-ROMs, diskettes, packaging and documentation), royalties to third parties, the portion of development costs associated with funded development projects and fulfillment costs.


Gross margins increased to 85.1% in the three and six month periods ended June 30, 1998, from 82.6% in the three and six month periods ended June 30, 1997. The higher gross margins during the three and six month periods ended June 30, 1998 were primarily due to the decrease in third party products sold by the Company's Australian subsidiary which have higher royalty obligations than CBT products. The increased gross margin can also be attributed to ForeFront sales which have lower royalty obligations than those of CBT. The Company expects that cost of revenues may fluctuate from period to period in the future based upon many factors, including the mix of titles licensed (between titles developed exclusively by CBT and royalty-bearing titles developed pursuant to development and marketing alliances) and the timing of expenses associated with development and marketing alliances.


Research and Development Expenses
---------------------------------

Research and development expenses consist primarily of salaries and benefits, occupancy expenses, travel expenses and fees paid to outside consultants. Research and development expenses increased in absolute terms but declined as a percentage of revenues in the three and six month periods ended June 30, 1998 to $6.6 million (or 14.7% of revenues) and $13 million (or 15.3% of revenues), respectively, from $4.7 million (or 15.9% of revenues) and $9.2 million (or 16.2% of revenues) in the comparable periods of the prior year. These increases in absolute terms are primarily the result of the hiring of additional research and development personnel required to expand and enhance the Company's library of software products. The Company delivered 69 new interactive education software titles in the second quarter of 1998 bringing the total for the six months ended June 30, 1998 to 136 titles. The company's library currently comprises 694 titles, representing a 24 percent increase over the number of
titles at the end of 1997.   The decreases in research and development expenses
as a percentage of revenues during these periods were due primarily to more rapid increases in revenues than in associated expenses and the company's ability to spread its fixed costs over a larger revenue base. The Company believes that significant investment in research and development is required to remain competitive in the information technology education and training market, and the Company therefore expects research and development expenses to continue to increase in absolute terms in future periods.

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


Sales and Marketing Expenses
----------------------------

Sales and marketing expenses consist primarily of salaries and commissions, advertising and promotional expenses and related overhead costs. These expenses increased in absolute terms but have declined as a percentage of revenues in the three and six month periods ended June 30, 1998 to $18.6 million (or 41.5% of revenues) and $35.5 million (or 41.9% of revenues), respectively, from $13.4 million (or 45.1% of revenues) and $26.2 million (or 46.5% of revenues) for the comparable periods of the prior year. The increases in absolute terms were primarily attributable to an increase in the number of sales and sales related personnel in the United States and, to a lesser extent, outside the United States. Commission costs have also increased in absolute terms along with the increase in revenues during this period. The decreases in sales and marketing expenses as a percentage of revenues during these periods were due primarily to more rapid increases in revenues than in associated expenses and the company's ability to spread its fixed costs over a larger revenue base. The Company expects to continue to increase sales and marketing expenses in the future to support an increase in its sales force and expansion of its marketing efforts.


General and Administrative Expenses
-----------------------------------

General and administrative expenses increased in absolute terms but declined as a percentage of revenues in the six month period ended June 30, 1998 to $6.8 million (or 8% of revenues), compared to $6 million (or 10.6% of revenues) for the six month period ended June 30, 1997. The increases in absolute terms were the result of increased staffing, primarily in the Management Information Systems department, to support expanding operations. The decreases as a percentage of revenues were principally due to more rapid increases in revenues than in associated expenses and the company's ability to spread its fixed costs over a larger revenue base. The Company anticipates that general and administrative expenses will increase in future periods due to increases in staffing and infrastructure.


Cost of acquisitions
--------------------

The costs of acquisitions for the six months ending June 30, 1998 were $5.5 million (or 6.5% of revenues) for the six months ending June 30, 1998 compared to $1 million (or 1.6% of revenues) for the six months ended June 30, 1997. The acquisition costs during the three and six months ended June 30, 1998 are non recurring costs relating to the acquisition of ForeFront on May 29, 1998.


Other Income, Net
-----------------

Other income, net, comprises interest expense, interest income and foreign currency exchange gains and losses. The Company recognized other income, net, of $936,000 and $1.9 million in the three and six month periods ended June 30, 1998, respectively, as compared to other income, net, of $665,000 and $1.2 million for the comparable periods of the prior year. The increases in other income during such periods were primarily attributable to higher cash balances and interest on short-term investments.

The Company's consolidated financial statements are prepared in dollars, although several of the Company's subsidiaries have functional currencies other than the US dollar, and a significant portion of the Company's and its subsidiaries' revenues, costs and assets are denominated in currencies other than their respective functional currencies. Fluctuations in exchange rates may have a material adverse effect on the Company's results of operations, particularly its operating margins, and could result in exchange losses. The impact of future exchange rate fluctuations on the Company's results of operations cannot be accurately predicted. To date, the Company has not sought to hedge the risks associated with fluctuations in the exchange rate, but may undertake such transactions to hedge specific currency risks in the future. There can be no assurance that any hedging techniques implemented by the Company would be successful in eliminating or reducing the effects of currency fluctuations.


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

The effective tax rates for the three and six month periods ended June 30, 1998 were 14.0% and 13.6%, compared to 26.9% and 26.2% for the comparable periods in 1997. The higher tax rates for the three and six month periods ended June 30, 1997 were primarily the result of the losses incurred by ForeFront during that period, which were not available for offset against taxable profits of the Company. The effective tax rate prior to restatement for ForeFront under pooling of interests was 15.0% for the three and six month periods ending June 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments at June 30, 1998 increased to $81.7 million from $71.5 million at December 31, 1997. Working capital increased to $106.6 million at June 30, 1998 from $84.0 million at December 31, 1997. These increases were primarily the result of receipts from the issuance of shares upon exercise of employee share options, which were partially offset by expenditures on property and equipment to support the Company's expanded operations.

Net cash utilized by operating activities was $1.0 million in the six months ended June 30, 1998 compared to net cash utilized by operating activities of $2.0 million for the comparable period of the prior year.

Capital expenditures were $6.5 million in the six months ended June 30, 1998 compared to $2.1 million for the comparable period of 1997. The increase was primarily attributable to expenditures relating to computer equipment and infrastructure and a new facility in Scottsdale, Arizona. Although the Company currently has no material capital commitments, the Company expects to spend significantly more in 1998 than in previous years, primarily as a result of improvements to its information systems and capital expenditures associated with new offices in Redwood City, California, Scottsdale, Arizona and the new research and development and fulfillment facilities in Dublin, Ireland. The Company expects to make significant additional investments in these areas during the remainder of 1998.

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


Fluctuations in Operating Results
---------------------------------

The Company has in the past experienced fluctuations in its quarterly operating results and anticipates that such fluctuations will continue and could intensify in the future. Fluctuations in operating results may result in volatility in the price of the Company's ADSs. Although the Company was profitable in each of the last eighteen quarters, there can be no assurance that such profitability will continue in the future or that the levels of profitability will not vary significantly among quarterly periods. The Company's operating results may fluctuate as a result of many factors, including size and timing of orders and shipments, mix of sales between products developed solely by the Company and products developed through development and marketing alliances, royalty rates, the announcement, introduction and acceptance of new products, product enhancements and technologies by the Company and its competitors, mix of sales between the Company's field sales force, its other direct sales channels and its indirect sales channels, competitive conditions in the industry, loss of significant customers, delays in availability of existing or new products, spending patterns of the Company's customers, currency fluctuations and general economic conditions.

The Company's expense levels are based in significant part on its expectations regarding future revenues and are fixed to a large extent in the short term. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any significant revenue shortfall would therefore have a material adverse effect on the Company's results of operations. In addition, the Company hired additional employees in the first six months of 1998. This increase in employee expense could have a negative impact on the Company's operating margins during 1998.


Competition
-----------

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


Developing Market
-----------------

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

Seasonality
-----------

The software industry generally, and the Company in particular, are subject to seasonal revenue fluctuations, based in part on customers' annual budgetary cycles and in part on the annual nature of sales quotas. These seasonal trends have in the past caused, and in the future are expected to continue to cause, revenues in the first quarter of a year to be less, perhaps substantially so, than revenues for the immediately preceding fourth quarter. In addition, the Company has in past years added significant headcount in the sales and marketing and research and development functions in the first quarter, and to a lesser extent, the second quarter. Because these headcount additions do not immediately contribute significant revenues, the Company's operating margins in the earlier part of the year tend to be significantly lower than in the later parts of the year. It is expected that this factor will affect CBT's operating margins to some extent, in the third quarter of 1998. There can be no assurance, however, that operating margins in the fourth quarter will meet the Company's expectations. Many software companies also experience a seasonal downturn in demand during the summer months. There can be no assurance that these or other seasonal trends will not have a material adverse effect on the Company's results of operations.


Management of Expanding Operations and Acquisitions
---------------------------------------------------

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

As a result of the consummation of a number of acquisitions the Company's operating expenses have increased. There can be no assurance that the integration of these businesses can be successfully completed in a timely fashion, or at all, or that the revenues from the acquired businesses will be sufficient to support the costs associated with those businesses, without adversely affecting the Company's operating margins. Any failure to successfully complete the integration in a timely fashion or to generate sufficient revenues from the acquired businesses could have a material adverse effect on the Company's business and results of operations.

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

Dependence on Key Personnel
---------------------------

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


Risk of Increasing Taxes
------------------------

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


Year 2000 Risk
--------------

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

PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          During the period covered by this report, the previously disclosed possible litigation involving the transfer of certain securities of Datacode Electronics Ltd. was settled. The terms of the settlement did not have a material effect on the results of operations or financial condition of the Company.


ITEM 2.   CHANGES IN SECURITIES

          On March 9, 1998 the Company effected a two-for-one split of its issued and outstanding ADSs. Subsequent thereto, the Company's shareholders approved a proposal at the Company's 1998 Annual General Meeting to subdivide each of the Ordinary Shares of IR37.5p into four Ordinary Shares of IR9.375p (the "Ordinary Share Split"). As a consequence of the Ordinary Share Split, effective May 22, 1998 each ADS represents and is exchangeable for one Ordinary Share (the "Ratio Change"). Aside from the Ratio Change, the Ordinary Share Split had no effect on the ADSs and had no effect on the number of ADSs outstanding.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

          The Company held its annual general meeting of shareholders on April 28, 1998 (the "AGM"). Voting was conducted by a show of hands in accordance with Irish law. Four shareholders or their representatives were present for the vote. There were no abstentions, broker non-votes or votes withheld with respect to any matter. The following is a brief description of each matter submitted to a vote of the security holders at the AGM and a summary of the votes tabulated with respect to each such matter:

          (1) Re-election as directors of the following persons who retired by rotation and being eligible offered themselves for re-election in accordance with the Company's Articles of Association;

               Mr. John M. Grillos

                    Votes "FOR"      Votes "AGAINST"
                    -----------      ---------------
                         4                0


               Mr. Patrick J. McDonagh

                    Votes "FOR"      Votes "AGAINST"
                    -----------      ---------------
                         4                0

          (2) The shareholders authorized the Company's Board of Directors to fix the remuneration of the Company's auditors for the year ending December 31, 1998;

                    Votes "FOR"      Votes "AGAINST"
                    -----------      ---------------
                         4                0


          (3) The shareholders authorized and approved an amendment to the 1994 Share Option Plan (the "1994 Plan") increasing the total number of shares reserved for issuance thereunder by 250,000 ordinary shares (which will be represented by 1,000,000 ADSs) and the directors were authorized to do such acts and things as they may consider necessary or expedient to establish and carry into effect the increase in the number of shares available for issuance under the 1994 plan;

                    Votes "FOR"      Votes "AGAINST"
                    -----------      ---------------
                         4                 0


         (4) The shareholders authorized and approved an amendment to the Company's Capital to subdivide each of the Ordinary Shares of IR37.5p, issued and authorized, into four Ordinary Shares of IR9.375p each (the "Ordinary Share Split"), giving the Company an authorized share capital of IR11,250,000 divided into 120,000,000 ordinary shares of IR9.375p each and the Memorandum and Articles of Association of the Company were amended to reflect this change in the authorized share capital of the company;

                    Votes "FOR"      Votes "AGAINST"
                    -----------      ---------------
                         4                 0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


 (a)  Exhibits
 -------------

     2.1 Agreement and Plan of Reorganization, dated as of March 16, 1998, among CBT Group PLC, Rockets Acquisition Corp. and The ForeFront Group, Inc (Incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-4 (File No. 333-51159))

     2.2 Form of Voting Agreement (Incorporated by reference to exhibit 2.2 to the Company's Registration Statement on Form S-4 (File No. 333-51159))

     2.3  Form of ForeFront Affiliate Agreement (Incorporated by reference to
          Exhibit 2.3 to the Company's Registration Statement on Form S-4 (File No. 333-51159))

     2.4  Form of Certificate of Merger (Incorporated by reference to Exhibit
          2.4 to the Company's Registration Statement on Form S-4 (File No. 333-51159))

     3.1  Memorandum of Association of CBT Group PLC

     3.2  Articles of Association of CBT Group PLC

     4.1 Deposit Agreement, dated as of April 13, 1995 as amended and restated as of May 22, 1998, among CBT Group PLC, The Bank of New York as Depositary, and the Owners and Beneficial Owners of American Depositary Receipts (Incorporated by reference to Exhibit (a) to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form F-6 (File No. 333-8380))

     4.2 Restricted Deposit Agreement, dated as of November 30, 1995 as amended and restated as of May 22, 1998, among CBT Group PLC, The Bank of New York as Depositary, and the Owners and Beneficial Owners of Restricted American Depositary Receipts

    10.1 Agreement and Mutual Release, dated June 3, 1998 between CBT Group PLC and Jeffrey N. Newton

    11.1  Statement Regarding Computation of Net Income Per Ordinary Share

    27.1  Financial Data Schedule (EDGAR version only)



  (b)  Reports on Form 8-K
  ------------------------

     The Company filed a report on Form 8-K with the Securities and Exchange Commission on June 12, 1998 reporting under ITEM 2 the Company's acquisition of THE FOREFRONT GROUP, INC.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CBT GROUP PLC



Date: August 14, 1998           By:  /s/ James J. Buckley
                                     --------------------
                                     James J. Buckley
                                     Chief Executive Officer and President



Date: August 14, 1998           By:  /s/ Richard Y. Okumoto
                                     ----------------------
                                     Richard Y. Okumoto
                                     Vice President, Finance and Chief Financial
                                     Officer