Form 10-Q
period 1998-09-30
CBT GROUP PLC
filed 1998-11-16
CIK 940181

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC 20549

                                  FORM 10-Q


   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934


              For the quarterly period ended September 30, 1998

   [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934


              For the Transition period from ________ to ________

              Commission File Number:                     0-25674


                      CBT GROUP PUBLIC LIMITED COMPANY
           (Exact name of registrant as specified in its charter)



        Republic of Ireland                              Not Applicable
        ---------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


                            900 CHESAPEAKE DRIVE
                       REDWOOD CITY, CALIFORNIA 94063
        (Address of principal executive offices, including zip code)


                               (650) 817-5900
            (Registrant's telephone number, including area code)


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]  No [_]


The number of American Depositary Shares (issued or issuable in exchange for Registrant's issued and outstanding Ordinary Shares) outstanding as of October 31, 1998 was 44,355,890.

                      CBT GROUP PUBLIC LIMITED COMPANY

                              TABLE OF CONTENTS

                                                                                     Page
                                                                                    Number
                                                                                    ------
PART I.        FINANCIAL INFORMATION

   Item 1.     Financial Statements

               Condensed Consolidated Balance Sheets as of December 31, 1997           3
               and as of September 30, 1998

               Condensed Consolidated Statements of Operations for the three           4
               and nine month periods ended September 30, 1997 and 1998

               Condensed Consolidated Statements of Cash Flows for the nine            5
               month periods ended September 30, 1997 and 1998

               Notes to Condensed Consolidated Financial Statements                    6

   Item 2.     Management's Discussion and Analysis of Financial Condition             7
               and Results of Operations

PART II.       OTHER INFORMATION

   Item 1.     Legal Proceedings                                                      21

   Item 6.     Exhibits and Reports on Form 8-K                                       22

PART I FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS

                                 CBT GROUP PLC
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                                                                   DECEMBER 31,           SEPTEMBER 30,
                                                                                       1997                   1998
                                                                                                          (Unaudited)
                                           ASSETS
Current Assets
Cash                                                                                    $ 35,505                $ 63,086
Short term investments                                                                    36,038                  36,217
Accounts receivable, net                                                                  40,031                  43,484
Inventories                                                                                  615                     701
Deferred tax assets, net                                                                     140                     234
Prepaid expenses                                                                           4,198                   5,830
                                                                                        --------                --------
              Total Current assets                                                       116,527                 149,552
Intangible assets                                                                          5,600                   4,502
Property and equipment, net                                                               10,207                  16,569
Investment                                                                                   200                     550
Deferred tax assets, net                                                                     342                      47
Other assets                                                                               8,453                  13,883
                                                                                        --------                --------
              Total  assets                                                              141,329                 185,103
                                                                                        ========                ========
                                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Borrowings under bank overdraft facility and overdrafts                                       13                      54
Accounts Payable                                                                           4,820                   5,927
Accrued payroll and related expenses                                                       6,411                   3,579
Other accrued liabilities                                                                 16,715                  21,427
Deferred revenues                                                                          4,551                   1,859
                                                                                        --------                --------
                     Total Current Liabilities                                            32,510                  32,846
Non Current Liabilities
Other accrued liabilities                                                                    519                     287
Minority equity interest                                                                     622                     622
                                                                                        --------                --------
                     Total Non Current Liabilities                                         1,141                     909
Shareholders' Equity
Ordinary Shares: 30,000,000 shares authorized , IR37.5p par value, at                      6,372                   6,678
December 31, 1997 and 120,0000 shares authorized, par value IR9.375p at
September 30, 1998;
Issued and outstanding: 10,511,190 shares at December 31, 1997 and
44,213,526 shares at September 30, 1998
Additional paid-in-capital                                                                97,868                 126,432
Accumulated surplus                                                                        2,984                  17,302
Deferred compensation                                                                       (112)                      -
Cumulative translation adjustment                                                            566                     936
                                                                                        --------                --------
Shareholders' equity                                                                     107,678                 151,348
                                                                                        --------                --------
              Total liabilities and shareholders' equity                                 141,329                 185,103
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

                                 CBT GROUP PLC

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (dollars in thousands, except per share amounts)

                                                     Three Months                        Nine Months
                                                     ------------                        -----------
                                                  Ended September 30,                Ended September 30,
                                                  -------------------                -------------------
                                                  1997           1998                1997           1998
                                                  ----           ----                ----           ----
                                             (Unaudited)       (Unaudited)       (Unaudited)     (Unaudited)
Revenues                                        $35,136          $35,182           $91,618         $119,963
Cost of revenues                                  5,657            5,998            15,511           18,639
                                                -------          -------           -------         --------
Gross profit                                     29,479           29,184            76,107          101,324
Operating expenses:
  Research and development                        5,105            5,762            14,267           18,756
  Sales and marketing                            14,680           17,684            40,923           53,174
  General and administrative                      2,624            4,179             8,588           10,987
  Acquired research and development               3,650               --             4,097               --
  Cost of acquisitions                              242               --             1,168            5,505
                                                -------          -------           -------         --------
    Total operating expenses                     26,301           27,625            69,043           88,422
                                                -------          -------           -------         --------
Income from operations                            3,178            1,559             7,064           12,902
Other income, net                                 2,599            1,786             3,819            3,689
                                                -------          -------           -------         --------
Income before provision for income taxes          5,777            3,345            10,883           16,591
Provision for income taxes                        1,043              468             2,379            2,273
                                                -------          -------           -------         --------
Net income                                        4,734            2,877             8,504           14,318
                                                =======          =======           =======         ========
Net income per equivalent ADS (1) - Basic         $0.12            $0.07             $0.21            $0.33
                                                =======          =======           =======         ========
ADSs used in computing net income per            40,984           43,944            40,146           43,262
 equivalent ADS - Basic                         =======          =======           =======         ========
Net income per equivalent ADS (1) -               $0.11            $0.06             $0.19            $0.31
 Diluted                                        =======          =======           =======         ========
ADSs used in computing net income per            44,983           46,498            44,247           46,222
 equivalent ADS - Diluted                       =======          =======           =======         ========

(1) Net income per equivalent ADS gives effect to the two-for-one split of Registrants' ADSs effected in March 1998. Prior periods have been restated to give effect to such split.

                                      CBT GROUP PLC
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               INCREASE (DECREASE) IN CASH
                                 (dollars in thousands)

                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                                 1997             1998
                                                                              -----------      -----------
                                                                              (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                     $ 8,504          $14,318
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Depreciation and amortization                                                   3,096            4,306
 (Gain) / Loss on Disposal of Assets                                            (1,869)             178
 Accrued interest on short-term investments                                        193              347
 Compensation Expense                                                               66              112
 Non cash acquired Research and Development costs                                4,097                -
 Changes in operating assets and liabilities:
  Accounts receivable                                                           (8,088)          (3,474)
  Inventories                                                                      (45)             (62)
  Deferred tax assets                                                                -              201
  Prepaid expenses and other assets                                             (3,962)          (7,091)
  Accounts payable                                                                 631            1,211
  Accrued payroll and related expenses and other accrued liabilities             3,256            1,651
  Deferred revenues                                                             (1,868)          (2,606)
                                                                               --------         --------
Net cash provided by operating activities                                        4,011            9,091
                                                                               --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                                             (4,207)          (9,814)
 Proceeds from disposal of property and equipment                                1,869                -
 Net Cash paid for Lantec acquisition                                           (1,803)               -
 Payments to acquire short-term investments                                     (1,390)         (78,980)
 Proceeds from disposal of investments                                               -           78,454
 Payments to acquire investment                                                   (200)            (350)
                                                                               --------         --------

 Net cash used in investing activities                                          (5,731)         (10,690)
                                                                               --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Repayment of bank loans                                                          (794)               -
 (Repayments) / Proceeds under bank overdraft facility                            (138)              41
 Proceeds from issuance of preferred shares in subsidiary                          605                -
 Proceeds from issuance of ordinary shares, net                                 11,238           28,870
                                                                               --------         --------

Net cash provided by financing activities                                       10,911           28,911
                                                                               --------         --------

Effect of exchange rate changes on cash                                            (30)             269
                                                                               --------         --------

Net increase in cash                                                             9,161           27,581
Cash at beginning of period                                                     17,560           35,505
                                                                               --------         --------

Cash at end of period                                                          $26,721          $63,086
                                                                               ========         ========


                                 CBT GROUP PLC

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

 These interim unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to Shareholders (Form 10-K) for the year ended December 31, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of operations for the periods presented are not necessarily indicative of the results expected for the full financial year or for any future period.

NOTE 2  ACQUISITION OF THE FOREFRONT GROUP, INC.

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

NOTE 4  NEW ACCOUNTING STANDARDS

 The Company adopted Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income" as of January 1, 1998. SFAS No. 130 requires disclosure of total non-stockholder changes in equity in interim periods and additional disclosures of the components of non-stockholder changes in equity on an annual basis. Total non-stockholder changes in equity include all changes in equity during a period except those resulting from investments by and distribution to stockholders. The Company has restated information for all prior periods reported below to conform to this standard.

The Company's total comprehensive earnings were as follows:

                                                              Nine months ended
                                                                September 30,
                                                            1997            1998
                                                            ----            ----
      (dollars in thousands)                             (Unaudited)     (Unaudited)
      Net Income                                           $8,504         $14,318
      Foreign Currency Translation Gains                       15             370
                                                               --             ---

      Total Comprehensive Income                            8,519          14,688
                                                            =====          ======


NOTE 5  COMPUTATION OF NET INCOME PER SHARE

  The Company has adopted Statement of Financial Accounting Standards (SFAS)
  No. 128. This statement requires the presentation of basic and diluted net income per share. Basic net income per share is computed using the weighted average number of ordinary shares outstanding during the period. Diluted net income per share is computed using the weighted average number of ordinary and dilutive ordinary equivalent shares outstanding during the period. Dilutive ordinary equivalent shares outstanding include stock options, warrants and exchangeable shares. The Company has restated all prior period per share data presented as required by SFAS No. 128. Restated numbers as computed using the diluted method under SFAS No. 128 approximate those computed using the previous method as defined in Accounting Principals Board Opinion No. 15.


NOTE 6  COMMITMENTS AND CONTINGENCIES

  See Legal Proceedings in Part II, Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 herein.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPORTANT NOTE ABOUT FORWARD LOOKING STATEMENTS

In addition to historical statements, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates" and similar expressions identify such forward looking statements. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Actual results may vary because of factors such as product ship schedules, life cycles, terms and conditions, product mix, competitive products and pricing, customer demand, technological shifts, litigation and other issues discussed in this Quarterly Report and in the Company's most recent annual report on Form 10-K for the year ended December 31, 1997. These forward-looking statements reflect management's opinions only as of the date hereof, and the Company assumes no obligation unless required by law to revise or publicly release the results of any revision to these forward-looking statements. Risks and uncertainties include, but are not limited to, those discussed in the section entitled "Additional Risk Factors That Could Affect Operating Results." Other risks and uncertainties are disclosed in the Company's SEC filings, including the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and Quarterly Reports on form 10-Q for the first and second fiscal quarters of 1998 ended March 31, 1998 and June 30, 1998, respectively.

OVERVIEW

CBT Group PLC ("CBT Group" or the "Company") is a leading provider of interactive education software designed to meet the information technology ("IT") education and training needs of businesses and organizations worldwide. The Company develops, publishes and markets a comprehensive library of over 750 software titles covering a range of client/server, mainframe, Internet and intranet technologies. CBT Group's products are used by 1,851 of the world's leading corporations to train employees to develop and apply mission-critical technologies in the workplace. CBT Group works with leading software companies, including Cisco Systems, Inc. ("Cisco"), Informix Corporation ("Informix"), Lotus Development Corporation ("Lotus"), Marimba, Inc. ("Marimba"), Microsoft Corporation ("Microsoft"), Netscape Communications Corporation ("Netscape"), Novell, Inc. ("Novell"), Oracle Corporation ("Oracle"), SAP America, Inc. ("SAP"), Rational Software ("Rational"), Intel Corporation ("Intel"), Centra Software ("Centra") Sybase, Inc. ("Sybase") and the IBM-Netscape-Sun Microsystems, collaborative Java education effort to develop and market vendor-specific training. CBT Group has also formed the Internet Security Training Consortium with Check Point Software Technologies, Inc. ("Check Point"), Cisco, IBM, Intel, the Javasoft business unit of Sun Microsystems, Inc., Lotus, Netscape, Network Associates, Inc. (formerly McAfee Associates, Inc.) ("Network Associates"), RSA Data Security, Inc. ("RSA Data Security"), Security Dynamics Technologies, Inc. ("Security Dynamics"), and VeriSign, Inc. ("VeriSign") to address the Internet security training needs of enterprises worldwide.

The Company derives revenues primarily from license agreements under which customers license the Company's titles for periods of one, two or three years. The license agreement format generally allows the customer to exchange titles for other titles in the Company's library on an annual basis if the agreement is for more than one year. The initial annual license fee is generally recognized as revenue at the time of delivery of products, and subsequent annual license fees are generally recognized on the anniversary of each delivery date. Although in general the Company's license agreements are non-cancelable by their terms, there can be no assurance that any customer will fulfill the contractual obligations under its agreement. Cancellation, reduction or delay in orders by or shipments to any of these customers could have a material adverse effect on the Company's business and results of operations. In addition, the Company derives revenues from sales of its courses in the form of personal user licenses, primarily through its direct sales and telesales organizations and resellers.

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

RECENT DEVELOPMENTS

Management Changes
------------------

On October 1, 1998 Mr. James J. Buckley, the Chairman and Chief Executive Officer and a member of the Board of Directors, and Mr. Richard Y. Okumoto, the Senior Vice President of Finance and Chief Financial Officer and also a member of the Board of Directors stepped down from their respective positions. The decision was made jointly by the members of the Company's Board of Directors, including Mr. Buckley and Mr. Okumoto. The two executives have been replaced on an interim basis by a newly formed management committee comprised of members of the Board of Directors. The members of the management committee are Mr. William
G. McCabe, CBT Group's former Chairman and Chief Executive Officer, Mr. Gregory
M. Priest, CBT Group's former Vice President of Finance and Chief Financial Officer, and Mr. John M. Grillos, a member of CBT Group's Board of Directors. The management committee will run the day-to-day operations of the Company in the immediate term.

Subscription Rights Declaration
-------------------------------

On October 4, 1998 the Company's Board of Directors adopted a Subscription Rights Declaration, pursuant to which one Subscription Right (a "Right") was granted for each outstanding ordinary share of the Company. Each Right entitles the registered holder to purchase from the Company one ordinary share at a price of $65.00 per ordinary share, subject to adjustment. The Rights are not currently exercisable, but would be exercisable if certain events occurred related to a person or group acquiring or attempting to acquire beneficially 15% or more of the outstanding ordinary shares. The Rights expire on October 4, 2008, unless cancelled or exchanged earlier by the Company.

Legal Proceedings
-----------------

Since the end of the third quarter, purported class action lawsuits were filed in the United States District Court for the Northern District of California, the United States District Court for the Southern District of New York and the Superior Court of California for the County of San Mateo against CBT Group PLC, its American operating subsidiary, CBT Systems USA Ltd. and certain of its former and current officers and directors alleging violations of the federal securities laws. The complaints allege that the defendants misrepresented and/or omitted to state material facts regarding CBT's business and financial condition and prospects during the class periods in order to artificially inflate and maintain the price of the Company's ADSs, and misrepresented and/or omitted to state material facts in the registration statement and prospectus issued in connection with the merger with The ForeFront Group, Inc., artificially inflating the price of the Company's ADSs.

The Company believes that these actions are without merit and intends to vigorously defend itself against these claims. Although the outcome of these actions cannot presently be determined, an adverse resolution of these matters could have a material adverse effect on the Company's financial position and results of operations.

On October 29, 1998, a derivative complaint was filed in the Superior Court of California for the County of San Mateo against several present and former officers and directors of the Company alleging that these persons violated various duties to the Company. The derivative complaint also names the Company as a nominal defendant. The derivative complaint is predicated on the factual allegations contained in the class action complaints discussed above. No demand was previously made to the Company's Board of Directors concerning the allegations of the derivative complaint, which seeks an unspecified amount of damages.

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

Certain key executives of ForeFront have not continued with the combined company. There can be no assurance that the loss of these key executives or other key executives will not disrupt the integration of the two companies or prevent CBT Group from realizing any of the anticipated benefits of the Merger.

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

RESULTS OF OPERATIONS

The following table sets forth certain restated consolidated statements of operations data as a percentage of revenues:

                                                   Three Months          Nine Months
                                                   ------------          -----------

                                                Ended September 30    Ended September 30
                                                ------------------    ------------------

                                                 1997        1998      1997        1998
                                                 ----        ----      ----        ----
Revenues                                          100%        100%      100%        100%
Cost of revenues                                 16.1        17.0      16.9        15.5
                                                 ----        ----      ----        ----

Gross profit                                     83.9        83.0      83.1        84.5

Operating expenses:
 Research and development                        14.5        16.4      15.6        15.6
 Sales and marketing                             41.8        50.3      44.7        44.3
 General and administrative                       7.5        11.9       9.4         9.2
 Acquired Research and Development               10.4          --       4.4          --
 Costs of acquisitions                            0.7           -       1.3         4.6
                                                 ----        ----      ----        ----

   Total operating expenses                      74.9        78.6      75.4        73.7
                                                 ----        ----      ----        ----

Income from operations                            9.0         4.4       7.7        10.8
Other income, net                                 7.4         5.1       4.2         3.0
                                                 ----        ----      ----        ----

Income before provision for income taxes         16.4         9.5      11.9        13.8
Provision for income taxes                        3.0         1.3       2.6         1.9
                                                 ----        ----      ----        ----

Net income                                       13.4%        8.2%      9.3%       11.9%
                                                 =====       =====     =====       =====


Revenues
---------

Revenues increased by 0.3% to $35.2 million in the three months ended September 30, 1998 from $35.1 million in the three months ended September 30, 1997, and 31% to $120 million in the nine months ended September 30, 1998 from $91.6 million in the nine months ended September 30, 1997. During the three months ended September 30, 1998 the Company experienced a slowdown in the historical quarterly revenue growth rate due in part to a decline in contract renewals and upgrades and in new, large contracts. Customer decisions on contract renewals, upgrades and significant new contracts were also impacted by the uncertainty surrounding the volatility of the Company's stock price during the final weeks of the three months ended September 30, 1998. In addition, some contracts that were signed in the quarter generated less revenue than had historically been the case. Also, the Company's "Channel" businesses, including the corporate telesales operations, did not perform as well as had been anticipated. There can be no assurance that the issues that adversely affected revenues in the third quarter will not continue to negatively affect the Company's revenues in the future. The growth in revenues for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997 were primarily attributable to an increase in the number of available courses, strong customer contract renewals and upgrades and expanded marketing and distribution efforts during the nine month period.

Revenues in the United States for the three and nine month periods ended September 30, 1998 were $24.6 million (or 69.9% of revenues) and $85.7 million (or 71.4% of revenues), respectively, compared to $26 million (or 74.1% of revenues) and $67.8 million (or 74% of revenues) for the three and nine month periods ended September 30, 1997, respectively. These increases in absolute dollar amounts for the nine month period were primarily the result of an increase in new corporate customers, on-line training from Scholars.com, telesales and renewals and upgrades to existing customers. The number of available courses continued to expand during the quarter.

Revenues in Europe for the three and nine month periods ended September 30, 1998 increased to $8.3 million (or 23.6% of revenues) and $22.5 million (or 18.8% of revenues), respectively, from $5.1 million (or 14.5% of revenues) and $13.8 million (or 15.1% of revenues) for the three and nine month periods ended September 30, 1997, respectively. The increases for the three and nine month periods ended September 30, 1998 were primarily attributable to expanded marketing and distribution efforts into Europe, an increase in the number of translated titles available in 1998 and the growth of the telesales operation in Europe.

In addition, revenues from outside the United States and Europe (principally from Australia, Canada and the Middle East) in the three and nine month period were $2.3 million (or 6.5% of revenues) and $11.8 million (or 9.8% of revenues) respectively compared to $4 million (or 11.4% of revenues) and $10 million (or 10.9% of revenues) respectively for the three and nine month periods ended September 30, 1997. Revenues in these regions were negatively impacted by weakened Asia Pacific economies as well as weakening exchange rates of local currencies relative to the U.S. Dollar.

Because a significant portion of the Company's business is conducted outside the United States, the Company is subject to numerous risks of doing business in other countries, including risks related to currency fluctuations.

Cost of Revenues
-----------------

Cost of revenues includes the cost of materials (such as CD-ROMs, diskettes, packaging and documentation), royalties to third parties, the portion of development costs associated with funded development projects and fulfillment costs.

Gross margins for the three and nine month periods ended September 30, 1998 were 83.0% and 84.5% as compared to 83.9% and 83.1% in the three and nine month periods ended September 30, 1997. The higher gross margins during the nine month period ended September 30, 1998 were primarily due to the decrease in third party products sold by the Company's Australian subsidiary which had higher royalty obligations than CBT products. The higher gross margins can also be attributed to ForeFront sales, which have lower royalty obligations than those of CBT. During 1998 the Company's operating costs increased across a number of expense categories in order to accommodate the Company's expected growth and expanding operations. As revenues for the quarter ended September 30, 1998 did not meet with expectations the relative expense ratios to revenues were higher compared to the comparable quarter of 1997. The lower gross margin for the three months ended September 30, 1998 compared to the three months ended September 30, 1997 was due to the increase in operating costs without a corresponding increase in revenue for the three months ended September 30, 1998.

The Company expects that cost of revenues may fluctuate from period to period in the future based upon many factors, including the mix of titles licensed (between titles developed exclusively by CBT and royalty-bearing titles developed pursuant to development and marketing alliances) and the timing of expenses associated with development and marketing alliances.


Research and Development Expenses
----------------------------------

Research and development expenses consist primarily of salaries and benefits, occupancy expenses, travel expenses and fees paid to outside consultants. Research and development expenses in the three and nine month periods ended September 30, 1998 increased to $5.8 million (or 16.4% of revenues) and $18.8 million (or 15.6% of revenues), respectively, from $5.1 million (or 14.5% of revenues) and $14.3 million (or 15.6% of revenues) in the comparable periods of the prior year. The increases in absolute levels of expenses are attributable to overall expansion of the Company's Dublin development center, partially offset by a faster-than-expected reduction of research and development expenses at ForeFront. Expenses as a percentage of revenues increased in the three month period ending September 30, 1998 compared to the three month ending September 30, 1997 as a result of the operating costs increasing during the three months ending September 30, 1998 compared to the same period in 1997 without a corresponding increase in revenue. These increases are primarily the result of the hiring of additional research and development personnel required to expand and enhance the Company's library of software products. The Company delivered 72 new interactive education software titles in the third quarter of 1998 bringing the total for the nine months ended September 30, 1998 to 208 titles. The Company's library currently comprises 766 titles, representing a 37 percent increase over the number of titles at the end of 1997. The Company believes that significant investment in research and development is required to remain competitive in the information technology education and training market, and the Company therefore expects research and development expenses to continue to increase in absolute terms in future periods.

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

Sales and Marketing Expenses
-----------------------------

Sales and marketing expenses consist primarily of salaries and commissions, advertising and promotional expenses and related overhead costs. These expenses increased in the three and nine month periods ended September 30, 1998 to $17.7 million (or 50.3% of revenues) and $53.2 million (or 44.3% of revenues), respectively, from $14.7 million (or 41.8% of revenues) and $40.9 million (or 44.7% of revenues) for the comparable periods of the prior year. The increases were primarily attributable to an increase in the number of sales and sales related personnel to accommodate for the expected growth in operations in the United States and, to a lesser extent, outside the United States. Marketing expenses have also increased to accommodate the Company's expanded library of titles. Expenses as a percentage of revenues increased in the three month period ended September 30, 1998 compared to the three month period ended September 30, 1997 as a result of operating costs increasing during the three month period ended September 30, 1998 compared to the same period in 1997 without a corresponding increase in revenue. Commission costs have also increased along with the increase in revenues during these periods. The Company expects to increase sales and marketing expenses in the future to support an increase in its sales force and expansion of its marketing efforts.

General and Administrative Expenses
------------------------------------

General and administrative expenses increased in the three and nine month periods ended September 30, 1998 to $4.2 million (or 11.9% of revenues) and $11.0 million (or 9.2% of revenues), respectively, from $2.6 million (or 7.5% of revenues) and $8.6 million (or 9.4% of revenues) for the comparable periods of the prior year. The increases were principally the result of increased staffing and related infrastructure cost to support the expected growth in operations. Expenses as a percentage of revenues increased in the three months ended September 30, 1998 compared to the three months ended September 30, 1997 as a result of the operating costs increasing during the three months ended September 30, 1998 compared to the same period in 1997 without a corresponding increase in revenue. The Company anticipates that general and administrative expenses will increase in future periods due to increases in staffing and infrastructure.

Cost of acquisitions
--------------------

The costs of acquisitions for the nine months ended September 30, 1998 were $5.5 million (or 4.6% of revenues) compared to $1.2 million (or 1.3% of revenues) for the nine months ended September 30, 1997. The acquisition costs during the nine months ended September 30, 1998 are non recurring costs relating to the acquisition of ForeFront on May 29, 1998.

Other Income, Net
------------------

Other income, net, comprises interest income, interest expense, gain or loss on sale of assets and foreign currency exchange gains and losses. The Company recognized other income, net, of $1.8 million (5.1% of revenues) and $3.7 million (3.0% of revenues) in the three and nine month periods ended September 30, 1998, respectively, as compared to other income, net, of $2.6 million (7.4% of revenues) and $3.8 million (4.2% of revenues) for the comparable periods of 1997. Included in the three and nine month periods September 30, 1997 is a one time gain on the sale of assets of $1.9 million by ForeFront, whose results have been consolidated with CBT Group following the Merger. The increases in other income during the three and nine months ended September 30, 1998 compared to the corresponding periods of 1997, excluding the gain on sale of assets in 1997 of $1.9 million, were primarily attributable to interest earned on funds held in cash and short term investments, which had increased significantly during the three and nine months ended September 30, 1998. Also, included in other income, net, are exchange gains of $0.6 million and $0.5 million in the three and nine months ended September 30, 1998, respectively compared to exchange losses of $0.04 million and of $0.02 million for the comparable periods of 1997.

The Company's consolidated financial statements are prepared in dollars, although several of the Company's subsidiaries have functional currencies other than the dollar, and a significant portion of the Company's and its subsidiaries' revenues, costs and assets are denominated in currencies other than their respective functional currencies. Fluctuations in exchange rates may have a material adverse effect on the Company's results of operations, particularly its operating margins, and could result in exchange losses. The impact of future exchange rate fluctuations on the Company's results of operations cannot be accurately predicted. During the three months ended September 30, 1998, the Company undertook hedging transactions against the Irish Pound, the Company's major operational currency outside of the U.S. Dollar. To date, the Company has not sought to hedge the risks associated with fluctuations in the exchange rates of other functional currencies against the U.S. Dollar, but may undertake certain transactions to hedge specific currency risks in the future. There can be no assurance that any hedging techniques implemented by the Company would be successful in eliminating or reducing the effects of currency fluctuations.

Provision for Income Taxes
---------------------------

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

The effective tax rates for the three and nine month periods ended September 30, 1998 were 14% and 13.7%, compared to 18.0% and 21.9% for the same periods in 1997. The higher effective tax rates for the three and nine month periods ended September 30, 1997 were primarily the result of losses incurred by ForeFront reducing overall income, however, these losses had no impact on the overall tax charge as losses could not be offset, resulting in an increased overall tax rate for the periods.

LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments of $99.3 million at September 30, 1998 increased from $71.5 million at December 31, 1997. Working capital increased to $116.7 million at September 30, 1998 from $84.0 million at December 31, 1997. The increases in cash and short-term investments and working capital were primarily the result of net income and receipts from the issuance of shares upon exercise of employee share options, which were partially offset by the expenditures on property and equipment to support the Company's expanded operations.

Net cash provided by operating activities was $9.1 million in the nine months ended September 30, 1998 compared to net cash provided by operating activities of $4.0 million for the comparable period of the prior year. Capital expenditures were $9.8 million in the nine months ended September 30, 1998 compared to $4.2 million for the comparable period of the prior year. The increase was primarily attributable to expenditures relating to computer equipment and infrastructure as a result of improvements to its information systems and capital expenditures on new corporate headquarters in Redwood City, California, a new facility in Scottsdale, Arizona and the new research and development and fulfillment facilities in Dublin, Ireland. The Company expects to make additional investments in these areas during the remainder of 1998 and 1999.

The Company believes that its existing cash, short-term investments and cash to be generated from operations will be sufficient to meet its expected working capital and capital expenditure requirements for at least the next twelve months. The Company from time to time considers the acquisition of complementary businesses, products or technologies, which may require additional financing.


RECENT ACCOUNTING PRONOUNCEMENT
-------------------------------

In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which the Company has adopted for transactions entered for the year beginning January 1, 1998. SOP 97-2 provides guidance for recognizing revenue on software transactions and supersedes SOP 91-1, "Software Revenue Recognition." Based on the Company's interpretations of the requirements of SOP 97-2, application of this statement did not and is not expected to have a material impact on the Company's revenue. However, the accounting profession is currently reviewing certain provisions of SOP 97-2 with the objective of providing additional guidance on implementing its provisions. Depending upon the outcome of this review and the issuance of implementation guidelines and potential interpretations, the Company may be required to change its revenue recognition policies and business practices, and such changes could materially adversely affect the Company's future revenues and results of operation.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information,". This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for fiscal years commencing after December 15, 1997. The Company will comply with the requirements of SFAS No. 131 in its annual report on Form 10-K for the fiscal year ending December 31, 1998.

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

Fluctuations in Operating Results
---------------------------------

The Company has in the past experienced fluctuations in its quarterly operating results and anticipates that such fluctuations will continue and could intensify in the future. Fluctuations in operating results may result in volatility in the price of the Company's ADSs. For example, the Company's revenue for the quarter ended September 30, 1998 did not increase at a rate comparable to prior quarters. As a direct result, the trading price of the Company's ADSs decreased rapidly and significantly, having an extreme adverse effect on the value of an investment in the Company's securities.

Although the Company was profitable in each of the last nineteen quarters, there can be no assurance that such profitability will continue in the future or that the levels of profitability will not vary significantly among quarterly periods. The Company's operating results may fluctuate as a result of many factors, including size and timing of orders and shipments, mix of sales between products developed solely by the Company and products developed through development and marketing alliances, royalty rates, the announcement, introduction and acceptance of new products, product enhancements and technologies by the Company and its competitors, mix of sales between the Company's field sales force, its other direct sales channels and its indirect sales channels, competitive conditions in the industry, loss of significant customers, delays in availability of existing or new products, spending patterns of the Company's customers, litigation costs and expenses, currency fluctuations and general economic conditions.

The Company's expense levels are based in significant part on its expectations regarding future revenues and are fixed to a large extent in the short term. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any significant revenue shortfall would therefore have a material adverse effect on the Company's results of operations. This risk materialized in the third quarter of 1998, where profit was dramatically negatively affected by a shortfall in revenues as against management's expectations. In addition, the Company hired additional employees in 1998. The Company's operating margins were negatively impacted by the increased employee expense during the three months ended September 30, 1998, and will continue to be negatively impacted in the fourth quarter of 1998.

Dependence on Key Personnel
---------------------------

On October 1, 1998, Mr. James J. Buckley, the Company's Chairman and Chief Executive Officer, and Mr. Richard Y. Okumoto, the Company's Senior Vice President of Finance and Chief Financial Officer, stepped down from their respective positions. Messrs. Buckley and Okumoto have been replaced on an interim basis by a newly formed management committee. The three-member management committee is comprised of non-employee members of the Board of Directors. The management committee, along with the Company's executive management team and certain former executives, has run the day-to-day operations of the Company since October 1, 1998. Although members of the interim management committee and other current and former executives that are currently involved in the Company possess substantial experience in running the Company, the Company's future success depends, in large part, on the Company's ability to retain highly-qualified executive officers to run the Company on a full-time, permanent basis. Failure to retain such executives, or the loss of certain additional senior management personnel or other key employees, could have a material adverse effect on the Company's business and future business prospects.

The Company's future success also depends on the continued service of its key sales, product development and additional operational personnel and on its ability to attract, motivate and retain highly qualified employees. In addition, the Company depends on writers, programmers and graphic artists, as well as third-party content providers. The Company expects to continue to hire additional product development, sales and marketing, IS and accounting staff. However, there can be no assurance that the Company will be successful in attracting, retaining or motivating key personnel. In particular, the Company's recent adverse operating results, stock price performance and management changes could create uncertainties that could have a material adverse effect on the Company's ability to attract and retain key personnel. Although the Company has repriced all stock options in an effort to retain and reincent employees, there can be no assurance that this strategy will be successful, and in any event, it will have a dilutive effect on future earnings per share. The inability to hire and retain qualified personnel or the loss of the services of key personnel could have a material adverse effect upon the Company's current business, new product development efforts and future business prospects.

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

Seasonality
-----------

The software industry generally, and the Company in particular, are subject to seasonal revenue fluctuations, based in part on customers' annual budgetary cycles and in part on the annual nature of sales quotas. These seasonal trends have in the past caused, and in the future are expected to continue to cause, revenues in the first quarter of a year to be less, perhaps substantially so, than revenues for the immediately preceding fourth quarter. In addition, the Company has in past years added significant headcount in the sales and marketing and research and development functions in the first quarter, and to a lesser extent, the second quarter. Because these headcount additions do not immediately contribute significant revenues, the Company's operating margins in the earlier part of the year tend to be significantly lower than in the later parts of the year. Because of the issues affecting the Company's third quarter results, which will continue to negatively affect the Company for at least the next several quarters, fourth quarter operating margins are expected to be dramatically less than previous years' fourth quarter levels. This reduction in operating margins is expected to continue for at least the next several quarters. There can be no assurance, however, that operating margins in the fourth quarter will meet even the Company's revised expectations. Many software companies also experience a seasonal downturn in demand during the summer months, which may also have negatively affected the Company's third quarter results. There can be no assurance that these or other seasonal trends will not have a material adverse effect on the Company's results of operations.

Economic Conditions
-------------------

The revenue growth and profitability of the Company's business depends on the overall demand for computer software and services as well as new developments within the IT industry. The demand for computer software and services is dependent on general economic and business conditions. Thus, a weakening of the global economy could result in decreased revenues or decelerating growth rates.


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

The Company regularly evaluates acquisition opportunities and is likely to make acquisitions in the future. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's results of operations. Product and technology acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention to other business concerns, risks of entering markets in which the Company has no or limited prior experience and the potential loss of key employees of acquired companies. The Company's management has had limited experience in assimilating acquired organizations and products into the Company's operations. No assurance can be given as to the ability of the Company to integrate successfully any operations, personnel or products that have been acquired or that might be acquired in the future, and the failure of the Company to do so could have a material adverse effect on the Company's results of operations.


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

Year 2000 Risk
--------------

In the past, many information technology products were designed with two digit year codes that cannot determine the correct century for the year. As a result, these hardware and software products may not function or may give incorrect results in and beyond the year 1999. This problem has been generally referred to as the "Year 2000" problem.

The Company has created a Year 2000 Task Force in its product development center in Dublin, Ireland, and another in its corporate headquarters in Redwood City, California, to identify and resolve Year 2000 issues.

The Company is utilizing internal resources to identify, test and as necessary correct or reprogram its products and services for Year 2000 compliance It is anticipated that all of the Company's products will be Year 2000 compliant by June 30, 1999, allowing adequate time for testing, except for the Company's products which will no longer be available after December 31, 1999. However, there can be no assurances that the Company's products do not contain undetected errors or defects associated with Year 2000 date functions that may result in material costs to the Company.

The Company is utilizing internal resources to identify, correct, replace or reprogram, and test its internal systems, including both information technology ("IT") and non-IT systems. The Company has not yet determined whether any external resources will be required. The Company's Year 2000 internal readiness program primarily covers: taking inventory of hardware, software and embedded systems, creating action plans to address known risks associated with such systems, contacting vendors for assurances that their systems are or shall be timely Year 2000 compliant, and contingency planning. The Company has initiated an assessment of its material internal IT systems and its non-IT systems. There can be no assurance that the Company's internal systems or the systems of other companies on which the Company's systems rely will be timely converted or that failure to convert timely to Year 2000 compliance will not have a material adverse effect on the Company's systems.

The Company has thus far funded its Year 2000 plan from operating cash flows and in the past has not separately accounted for these costs. The Company will incur additional costs related to its Year 2000 plan for administrative personnel to manage the project, and may incur additional costs for outside contractor assistance.

The Company is also subject to external forces that might affect industry and commerce generally, such as Year 2000 compliance failures at utility or transportation companies and related service interruptions.

The Company expects to implement successfully the systems and programming changes necessary to address issues confronting the Company raised by the Year 2000 problem and does not expect that the cost of such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes. The Company's inability to implement such changes could have a material adverse effect on future results of operations.

Some commentators have stated that a significant amount of litigation will arise out of Year 2000 compliance issues, and the Company is aware of lawsuits against other software vendors. In addition, the Company could be affected by Year 2000 litigation against its software development partners. Because of the unprecedented nature of such litigation and unknown impact of the Year 2000 problem, it is uncertain to what extent the Company may be affected by such litigation.

The Company does not currently have information concerning the Year 2000 compliance status of its customers. If the Company's current or future customers fail to achieve Year 2000 compliance or if they divert technology expenditures to focus on preparing their business for the Year 2000, capital expenditure, software investment and training budgets may be spent on remediation efforts rather than information technology training. Such a diversion of software investment and training funds could reduce the demand for the Company's products both (a) directly, if current and potential customers allocate less funds to information technology training, and (b) indirectly, by delaying the purchase and implementation of new systems. This could adversely affect the Company's future revenues, although the impact is not known at this time.

The Company has facilities, operations, and customers located throughout the world. Some commentators have reported that some countries, and organizations within those countries, are not acting intensively to remediate their Year 2000 issues. To the extent that the businesses and governments in countries where the Company does business do not work intensively at remediation of their Year 2000 issues, the Company may suffer significant interruptions or delays in its operations and business. This could have a material adverse effect on the Company's future results of operations.


PART II.  OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

     Since the end of the third quarter purported class action lawsuits were filed in the United States District Court for the Northern District of California, the United States District Court for the Southern District of New York and the Superior Court of California for the County of San Mateo against CBT Group Plc, its American operating subsidiary, CBT Systems USA Ltd. and certain of its former and current officers and directors alleging violations of the federal securities laws. The complaints allege that the defendants misrepresented and/or omitted to state material facts regarding CBT's business and financial condition and prospects during the class periods in order to artificially inflate and maintain the price of the Company's ADSs, and misrepresented and/or omitted to state material facts in the registration statement and prospectus issued in connection with the merger with The ForeFront Group, Inc., artificially inflating the price of the Company's ADSs.

     The Company believes that these actions are without merit and intends to vigorously defend itself against these claims. Although the outcome of these actions cannot presently be determined, an adverse resolution of these matters could have a material adverse effect on the Company's financial position and results of operations.

     On October 29, 1998, a derivative complaint was filed in the Superior Court of California for the County of San Mateo against several present and former officers and directors of the Company alleging that these persons violated various duties to the Company. The derivative complaint also names the Company as a nominal defendant. The derivative complaint is predicated on the factual allegations contained in the class action complaints discussed above. No demand was previously made to the Company's Board of Directors concerning the allegations of the derivative complaint, which seeks an unspecified amount of damages.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits
  -------------

        10.1   900 Chesapeake Drive, Redwood City, CA 94063 Lease Agreement

        11.1   Statement Regarding Computation of Net Income Per Ordinary Share.

        27.1   Financial Data Schedule.


        (b)  Reports on Form 8-K
        -------------------------

             The Company filed a report on Form 8-K with the Securities and Exchange Commission on September 29, 1998 reporting under Item 5 the Company's press release dated September 28, 1998.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CBT GROUP PLC

Date:  November 13, 1998          By:  /s/ William G. McCabe
                                       -----------------------
                                       Mr. William G. McCabe
                                       Member of Management Committee



Date:  November 13, 1998          By:  /s/ Gregory M. Priest
                                       ---------------------
                                       Mr. Gregory M. Priest
                                       Member of Management Committee



Date:  November 13, 1998          By:  /s/ John M. Grillos
                                       -------------------
                                       Mr. John M. Grillos
                                       Member of Management Committee