Form 10-K
period 1998-12-31
CBT GROUP PLC
filed 1999-03-31
CIK 940181

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the transition period from                to                   .

                        Commission File Number: 0-25674

                       CBT GROUP PUBLIC LIMITED COMPANY
            (Exact name of registrant as specified in its charter)


      Republic of Ireland                                  None
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                     Identification Number)

                             900 CHESAPEAKE DRIVE
                        REDWOOD CITY, CALIFORNIA 94063
                   (Address of principal executive offices)

      Registrant's telephone number, including area code: (650) 817-5900

          Securities registered pursuant to Section 12(b) of the Act:

                                                             Name of each exchange
              Title of each class                             on which registered
              -------------------                            ---------------------
                      None                                            None

  Securities registered pursuant to Section 12(g) of the Act:

                           Ordinary Shares IR9.375p
                              Subscription Rights

                               (Title of class)

  Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period of time that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting shares held by non-affiliates of Registrant was $553,309,875 as of March 12, 1999 (excludes 221,292 shares which may be deemed to be held by directors, officers and affiliates of Registrant as of March 12, 1999).

  The number of Registrant's equivalent American Depositary Shares outstanding as of March 12, 1999 was 44,486,082.

  Portions of Registrant's definitive proxy statement to be delivered to shareholders in connection with Registrant's annual general meeting of shareholders to be held on or about May 13, 1999 in Dublin, Ireland, are incorporated by reference into Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference to this Form 10-K, the proxy statement is not deemed to be filed as a part hereof.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 CBT GROUP PLC

                 ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR
                   FROM JANUARY 1, 1998 TO DECEMBER 31, 1998

                               TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----
PART I
Item 1:   Business..............................................................................   1
             Important note about forward looking statements....................................   1
             General............................................................................   1
             Recent Developments................................................................   2
             Industry Background................................................................   5
             The CBT Group Solution.............................................................   6
             CBT Group's Strategy...............................................................   7
             Products...........................................................................   8
             Research and Development...........................................................  10
             Development and Marketing Alliances................................................  11
             Customers..........................................................................  11
             Backlog............................................................................  12
             Intellectual Property and Licenses.................................................  12
             Competition........................................................................  12
             Sales and Marketing................................................................  13
             Employees..........................................................................  13
             Non U.S. Operations................................................................  14
Item 2.   Properties............................................................................  15
Item 3.   Legal Proceedings.....................................................................  15
Item 4.   Submission of Matters to a Vote of Security Holders...................................  15

PART II
Item 5.   Market for Registrants' Share Capital and Related Shareholder Matters.................  16
Item 6.   Selected Consolidated Financial Data..................................................  18
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operation..  19
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk............................  34
Item 8.   Financial Statements and Supplementary Data...........................................  35
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..  61

PART III
Item 10.  Directors and Executive Officers of Registrant........................................  61
Item 11.  Executive Compensation................................................................  61
Item 12.  Security Ownership of Certain Beneficial Owners and Management........................  61
Item 13.  Certain Relationships and Related Transactions........................................  61

PART IV
Item 14.  Exhibits, Financial Statements Schedules and Reports on Form 8-K......................  61
          Signatures............................................................................  65

                                    PART I

ITEM 1. BUSINESS

                IMPORTANT NOTE ABOUT FORWARD LOOKING STATEMENTS

  The following discussion contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Predictions of future events are inherently uncertain. Actual events could differ materially from those predicted in the forward looking statements as a result of the risks set forth in the following discussion, and in particular, the risks discussed below and in Part II, Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations under the subheading "Additional Risk Factors that Could Affect Operating Results."

General

  CBT Group PLC ("CBT Group," "CBT" or the "Company") is a leading provider of interactive education software designed to meet the information technology ("IT") education and training needs of businesses and organizations worldwide. The Company develops, publishes and markets a comprehensive library of 837 software titles at the end of 1998 covering a range of client/server, mainframe, Internet and intranet technologies. CBT Group's products are used by almost 2,000 of the world's leading corporations to train employees to develop and apply mission-critical technologies in the workplace. CBT Group works with leading software companies, including Cisco Systems, Inc. ("Cisco"), Informix Corporation ("Informix"), Lotus Development Corporation ("Lotus"), Marimba, Inc. ("Marimba"), Microsoft Corporation ("Microsoft"), Netscape Communications Corporation ("Netscape"), Novell, Inc. ("Novell"), Oracle Corporation ("Oracle"), SAP America, Inc. ("SAP"), Rational Software ("Rational"), Intel Corporation ("Intel"), Centra Software ("Centra"), Sybase, Inc. ("Sybase") and the IBM-Netscape-Sun Microsystems, Inc. collaborative Java education effort to develop and market vendor-specific training. CBT Group has also formed the Internet Security Training Consortium with Check Point Software Technologies, Inc. ("Check Point"), Cisco, IBM, Intel, the Javasoft business unit of Sun Microsystems, Inc., Lotus, Netscape, Network Associates, Inc. (formerly McAfee Associates, Inc.) ("Network Associates"), RSA Data Security, Inc. ("RSA Data Security"), Security Dynamics Technologies, Inc. ("Security Dynamics"), the Hewlett Packard Company ("HP") and VeriSign, Inc. ("VeriSign") to address the Internet security training needs of enterprises worldwide.

  CBT Group, a public limited company incorporated under the laws of the Republic of Ireland, was initially formed to act as a holding company for investment purposes and acquired a controlling interest in a number of companies in a variety of business areas. In November 1990, the Company acquired its U.S. subsidiary, CBT Systems USA, Ltd. (effective as of April 3, 1995, CBT Systems USA, Ltd. was merged with and into its parent, Thornton Holdings, Ltd., which subsequently changed its name to CBT Systems USA, Ltd.) ("CBT USA").

  In September 1991, the Company acquired its Irish and U.K. subsidiaries, including CBT Systems Limited ("CBT Ireland") and CBT Systems UK Limited ("CBT UK") and sold or dissolved its other unrelated investment businesses. In January 1994, the Company acquired CBT Systems Africa (Proprietary) Ltd. ("CBT South Africa") for the purpose of establishing a direct sales presence in Southern Africa. In August 1995, the Company incorporated CBT Finance Limited ("CBT Finance") under the laws of the Cayman Islands for the purpose of investing certain of the Company's funds.

  In November 1995, the Company completed a merger with Personal Training Systems ("PTS"), a provider of end-user and consumer interactive educational software, for an aggregate of 424,228 of its Ordinary Shares. On May 31, 1996, the Company acquired CLS Consult, Gesellschaft fur Beratung, Management und Beteiligung mbH, a German limited liability company ("CLS"), and New Technology Training Ltd., an Ontario, Canada corporation ("NTT"). CLS was a developer and marketer of interactive education software for SAP client/server applications, and NTT's primary business had been to act as CBT Group's exclusive distributor in Canada. The Company issued a total of 291,728 Ordinary Shares to the former shareholders of CLS and NTT in connection with the acquisitions. On February 28, 1997, the Company completed the acquisitions of Applied Learning

Limited, a company organized under the laws of Tasmania, Australia ("ALA") and CBT Systems Benelux B.V., a Netherlands limited liability company ("Benelux"). ALA was an Australian distributor of interactive education software and had been CBT Group's exclusive distributor in Australia and New Zealand; and Benelux had been the Company's exclusive distributor in the Netherlands, Belgium, and Luxembourg. The Company issued the equivalent of 414,444 Ordinary Shares to the former shareholders of ALA and Benelux in connection with the acquisitions. On August 31, 1997, CBT Group completed the acquisition of Ben Watson Associates Ltd., a New Brunswick, Canada corporation carrying on business under the registered business name Scholars.com ("Scholars"). Scholars is a provider of online IT certification training. The Company issued a total of 37,632 Ordinary Shares to the sole shareholder of Scholars in connection with the acquisition. On December 1, 1997, the Company completed the acquisition of CBT Systems Middle East Limited, a company organized under the laws of the Commonwealth of the Bahamas ("MidEast"). MidEast had been the Company's exclusive distributor in the Middle East and a non-exclusive distributor in India. The Company issued a total of 258,000 Ordinary Shares to the former shareholders of MidEast in connection with the acquisition. On May 29, 1998, the Company acquired The Forefront Group, Inc., a Delaware corporation ("Forefront"), a Houston-based provider of high-quality, cost-effective, computer-based training products and network utilities for technical professionals. The Company issued 2,182,851 Ordinary Shares at the date of acquisition to the former shareholders of Forefront pursuant to the acquisition and assumed options, warrants, and other rights to acquire Forefront common stock that could be exercised for approximately 1 million Ordinary Shares.

  The acquisition of each of PTS, CLS, NTT, Benelux, ALA, Scholars, MidEast and Forefront was accounted for as a "pooling of interests" in accordance with U.S. generally accepted accounting principles. In compliance with such principles, the Company's operating results have been restated to include the results of PTS, CLS, NTT, Benelux, ALA, Scholars, MidEast and Forefront as if the acquisitions had occurred at the beginning of the first period presented.

  Since September 1991, substantially all of the Company's revenues and operating expenses have been attributable to developing and selling interactive IT education and training software. Unless the context otherwise requires, references to the "Company", "CBT" or to "CBT Group" are to CBT Group PLC and its consolidated subsidiaries.

  The Company was incorporated in the Republic of Ireland on August 8, 1989. The Company's registered office is located at Belfield Office Park, Clonskeagh, Dublin 4, Ireland, and its telephone number at that address from the United States is (011) 353-1-218 1000. The address of CBT USA is 900 Chesapeake Drive, Redwood City, California 94063, USA, and its telephone number at that address is (650) 817-5900.

  For additional information about the Company's business, see the consolidated financial statements and related notes thereto included herein.

Recent Developments

 Proposed acquisition of Knowledge Well Ltd. and Knowledge Well Group Ltd.

  On December 10, 1998 the Company announced that it had signed a definitive agreement to acquire Knowledge Well Ltd. and Knowledge Well Group Ltd. (collectively, "Knowledge Well"), providers of business, management and professional education using interactive learning technologies. Knowledge Well's software titles are delivered using advanced interactive learning methodologies, while requiring that the student only have access to basic, industry-standard computing platforms. Knowledge Well's strategy is to provide a self-paced education and training solution allowing individuals to obtain degrees and/or other credentials. This agreement has been amended and restated on March 30, 1999 to reflect certain changes agreed upon on December 9, 1998 as a result of the decision to account for the acquisition under the purchase method of accounting in accordance with U.S. generally accepted accounting principles. The acquisition of Knowledge Well has been approved by an Independent Committee of CBT Group's Board of Directors, in view of the fact that certain members of the Board of Directors of CBT Group are shareholders and/or former officers of

Knowledge Well, and by the shareholders of Knowledge Well. The acquisition is subject to specified closing conditions, including approval by the disinterested shareholders of CBT Group and the receipt of required regulatory approvals. The acquisition has been structured as a stock-for-stock exchange, in which a total of approximately 4.0 million CBT Group shares will be issued in exchange for all outstanding shares of Knowledge Well. CBT Group will also assume options to acquire Knowledge Well stock exercisable for an issuance of up to approximately 0.8 million CBT Group shares.

  The successful combination of CBT Group and Knowledge Well, including the successful operation of Knowledge Well as an autonomous subsidiary of CBT Group, will require substantial effort from each company. The diversion of the attention of management and any difficulties encountered in the transition process could have an adverse impact on CBT Group's ability to realize the full benefits of the acquisition. The successful combination of the two companies will also require coordination of their research and development and sales and marketing efforts. In addition, the process of combining the two organizations could cause the interruption of, or loss of momentum in, Knowledge Well's activities. There can be no assurance that CBT Group will be able to retain Knowledge Well's technical, sales and marketing personnel, or that it will realize any of the anticipated benefits of the acquisition.

 Management Changes

  On October 1, 1998, Mr. James J. Buckley, CBT's Chairman and Chief Executive Officer and a member of the Board of Directors, and Mr. Richard Y. Okumoto, CBT's Senior Vice President of Finance and Chief Financial Officer and also a member of the Board of Directors, stepped down from their respective positions. The decision was made jointly by the members of the Company's Board of Directors, including Mr. Buckley and Mr. Okumoto. Upon resignation, the Company entered into severance agreements and mutual releases with each of Messrs. Buckley and Okumoto.

  Messrs. Buckley and Okumoto were replaced on an interim basis by a newly formed management committee, consisting of members of the Company's Board of Directors. The members of the management committee were Mr. William G. McCabe, CBT's former Chairman and Chief Executive Officer, Mr. Gregory M. Priest, CBT's former Vice President of Finance and Chief Financial Officer, and Mr. John M. Grillos, a member of CBT's Board of Directors. Effective December 10, 1998, the Company appointed Mr. McCabe as Chairman of the Board, Mr. Priest as President and Chief Executive Officer and Mr. Grillos as Executive Vice President and Chief Operating Officer. Messrs. Priest and Grillos also remain members of the Board of Directors.

  In December 1998, the Company also appointed Mr. William A. Beamish as Executive Vice President, Product Strategy and Mr. Jeffrey N. Newton as Executive Vice President, Global Channel Sales. Both of those individuals had been executives of the Company and had left the employ of the Company earlier in 1998. Also in December 1998, the Company promoted Mr. William B. Lewis to Executive Vice President, Global Field Sales. Prior to the promotion, Mr. Lewis was Vice President, North American Sales of the Company.

  The Company believes based in part on the levels of employee attrition that it has experienced since the end of the third quarter of 1998, that its recent management changes have helped to restore the confidence of its employees. The Company had sequential revenue growth of approximately 20% in the fourth quarter of 1998, as compared to the third quarter of 1998. The Company believes that this improvement demonstrates an improved level of confidence in the customer base. There can be no assurance, however, that there will not be material problems in the Company's relations with its employees or customers in the future.

  In connection with the proposed acquisition of Knowledge Well, the Company will enter into Employment and Noncompetition Agreements with Messrs. McCabe, Priest, Grillos, Beamish, Lewis and Newton prior to the closing of the acquisition. In the event that the acquisition is not consummated for any reason, some or all of the executives could choose not to execute the agreements and to leave their full-time employment at CBT Group. This could have a material adverse effect on CBT Group.

 Subscription Rights Declaration

  On October 4, 1998 the Company's Board of Directors adopted a Subscription Rights Declaration, pursuant to which one Subscription Right (a "Right") was granted for each outstanding ordinary share of the Company. Each Right entitles the registered holder to purchase from the Company one ordinary share at a price of $65.00 per ordinary share, subject to adjustment. The Rights are not currently exercisable, but would be exercisable if certain events occurred related to a person or group acquiring or attempting to acquire beneficially 15% or more of the outstanding ordinary shares. The Rights expire on October 4, 2008, unless cancelled or exchanged earlier by the Company. The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company without conditioning the offer on cancellation of the Rights or on a substantial number of the Rights being acquired. Accordingly, the existence of the Rights may deter acquirors from making takeover proposals and tender offers. Takeover proposals and tender offers typically result in an increase in the trading price of the stock of the target company. However, the Rights are designed to provide additional protection against abusive takeover tactics such as offers for all shares at less than full value or at an inappropriate time (in terms of maximizing long-term shareholder value), partial tender offers and selective open-market purchases. The Rights are intended to enhance the power of the Company's Board of Directors to protect shareholders and the Company if efforts are made to gain control of the Company in a manner that is not in the best interests of the Company and its shareholders. The Rights should not interfere with any merger or other business combination approved by the Board of Directors of the Company.

 Legal Proceedings

  Since the end of the third quarter of 1998, purported class action lawsuits were filed in the United States District Court for the Northern District of California and the Superior Court of California for the County of San Mateo against CBT Group PLC, its American operating subsidiary, CBT Systems USA Ltd. and certain of its former and current officers and directors alleging violations of the federal securities laws. The complaints allege that the defendants misrepresented and/or omitted to state material facts regarding CBT's business and financial condition and prospects during the class periods in order to artificially inflate and maintain the price of the Company's American Depositary Shares ("ADSs"), and misrepresented and/or omitted to state material facts in the registration statement and prospectus issued in connection with the merger with The ForeFront Group, Inc., artificially inflating the price of the Company's ADSs.

  The Company believes that these actions are without merit and intends to vigorously defend itself against these claims. Although the outcome of these actions cannot presently be determined, an adverse resolution of these matters could have a material adverse effect on the Company's financial position and results of operations.

  On October 29, 1998, a derivative complaint was filed in the Superior Court of California for the County of San Mateo against several present and former officers and directors of the Company alleging that these persons violated various duties to the Company. The derivative complaint also names the Company as a nominal defendant. The derivative complaint is predicated on the factual allegations contained in the class action complaints discussed above. No demand was previously made to the Company's Board of Directors or shareholders concerning the allegations of the derivative complaint, which seeks an unspecified amount of damages.

  During the period covered by this report, the previously disclosed possible litigation involving the transfer of certain securities of Datacode Electronics Ltd. was settled. All amounts paid in relation to the settlement have been expensed.

 Acquisition of The ForeFront Group Inc.

  On May 29, 1998, the Company acquired The ForeFront Group, Inc., a Houston-based provider of high-quality, cost-effective, computer-based training products and network utilities for technical professionals. In the merger, each share of ForeFront common stock was exchanged for 0.3137 ADSs, and the Company assumed outstanding ForeFront stock options, warrants and other rights to acquire ForeFront common stock. The

Company issued 2,182,851 Ordinary Shares at the date of acquisition to the former shareholders of ForeFront and assumed options, warrants and other rights to acquire ForeFront common stock that could be exercised for approximately 1.0 million Ordinary Shares. The transaction has been accounted for as a "pooling of interests" in accordance with U.S. generally accepted accounting principles.

  The successful combination of CBT Group and ForeFront, including the successful operation of ForeFront as an autonomous subsidiary of CBT Group, has required and will continue to require substantial effort from each company. The Company has experienced some difficulties in the integration of ForeFront and CBT, in particular in connection with the integration of the two companies' sales operations. These difficulties contributed to the Company's failure to achieve its internal revenue expectations in the third quarter of 1998 and have continued to affect the Company since that time. These difficulties could continue to have a negative effect on future results, which could be material.

 Share Split

  On March 9, 1998 the Company effected a two-for-one split of its issued and outstanding ADSs. Subsequent thereto, the Company's shareholders approved a proposal at the Company's 1998 Annual General Meeting to subdivide each of the Ordinary Shares of IR37.5p into four Ordinary Shares of IR9.375p each (the "Ordinary Share Split"). As a consequence of the Ordinary Share Split, effective May 22, 1998 each ADS represents and is exchangeable for one Ordinary Share (the "Ratio Change"). Aside from the Ratio Change, the Ordinary Share Split had no effect on the ADSs and had no effect on the number of ADSs outstanding.

Industry Background

  Business organizations continue to be dependent upon computer systems in order to remain competitive in their markets. This trend has resulted in significant growth in IT education and training. According to International Data Corporation ("IDC"), the 1997 global market for IT education and training was approximately $16.7 billion compared to $11.0 billion in 1992. IDC has stated that one of the most evident characteristics which define the IT education and training market is that it is a market in transformation, where the one primary constant appears to be growth. The transformation per IDC is primarily due to expanding alternatives of how training can be delivered to the customer, the widening number of service and product options coming to the market and the evolving IT training value proposition being presented to the customer. IDC has noted that there has been a number of identifiable trends which have helped cause this market transformation, the most significant being: (1) the shortage of IT skills as the worldwide demand is outstripping the existing supply of IT professionals (2) a shift in the market towards technology-based training due to corporations' growing time and budgetary constraints, coupled with an expanding need to train people across a wide number of geographic regions (3) global firms moving to use global suppliers due to strategies which are worldwide in scope and implementation. These trends are resulting in increased consolidation among suppliers in the market, which changes the competitive nature of the market.

  Traditionally, organizations have primarily fulfilled their requirements for IT education and training through instructor-led training from external vendors or internal training departments. Instructor-led training, however, has a number of limitations. Instructor-led training typically requires employees to leave their desks for prolonged periods, often to attend classes at off-site locations. Such training is also difficult to tailor to individuals' training needs, cannot be easily reviewed and assessed by Information Service ("IS") managers and may not offer a cost-effective training solution. The limitations of instructor-led training, combined with constrained IS budgets, larger numbers of employees requiring training and the greater breadth of training needed per employee, have prompted organizations to consider alternative training methodologies. IDC estimates that the instructor-led training market share has experienced a decline over the last several years, although the majority of training continues to be instructor led.

  The proliferation of computers throughout organizations, the increasing multimedia capabilities of computers and the emergence of a web infrastructure in many companies are supporting the emergence of interactive IT education and training software. According to IDC, the U.S. market for technology based IT education and training, including multimedia software, distance learning and electronic performance support systems, was $1.5 billion in 1997, compared to $1.1 billion in 1996, representing a 36% annual growth rate. The Company believes that as businesses seek out alternative methods of training employees, there is a significant market opportunity for software that can meet businesses' needs for productive, flexible and cost-effective IT education and training.

  Although interactive IT education and training software programs have been available for many years, they currently account for only a small portion of the overall market for IT training. According to IDC, technology based IT education and training in 1997 had a market share of 17.5% of the U.S. IT education and training market, compared to 15.8% in 1996. The Company's future success will depend upon, among other factors, the extent to which companies continue to adopt interactive education and training programs. There can be no assurance that the use of interactive education and training software programs will become widespread or that the Company's products will achieve commercial success.

The CBT Group Solution

  CBT Group's solutions include a comprehensive library of 837 interactive software titles at the end of 1998 designed to meet business' and organizations' IT education and training needs. CBT Group's courseware may be used on networked and standalone PCs and may be deployed over intranets via CBT Group's intranet deployment products, CBTWebTM and CBT CampusTM, and the Internet via CBT Group's Internet deployment product, CBTWeb PlusTM. The courseware titles are organized into curricula and are designed to cover specific aspects of client/server, mainframe, Internet and intranet technologies. Each curriculum provides comprehensive training in an area of technology such as client/server concepts, operating systems, networking, graphical user interfaces and database design. In addition, the Company has developed web-based administration and management tools designed to allow IS and human resource managers to track employee usage and performance of CBT Group courseware. In addition, to its own tools, the Company offers a third-party solution for LAN based administration.

  The Company has developed or is developing, both independently and through development and marketing alliances, titles focused on vendor-specific products including Microsoft Windows NT, Microsoft Windows 2000, Microsoft Office 2000, Oracle Database Administrator 7.3 and 8.0 and Developer 2000, SAP's R/3 3.0 and 4.x, Netscape Navigator, Javascript and LiveWire, IBM/Lotus Notes, Informix Online Dynamic Server, Cisco Router Configuation curricula, Novell NetWare, Sybase/Powersoft PowerBuilder, and Marimba Castanet. In addition, CBT Group has developed courseware titles in conjunction with IBM, Sun Microsystems and Netscape for the Java Education World Tour and has developed or is developing generic titles for COBOL, Internet Security, C, C++, UNIX, IT Core concepts, Project Management and Internetworking. CBT Group has also formed the Internet Security Training Consortium with Check Point, Cisco, IBM, Intel, the Javasoft business unit of Sun Microsystems, Inc., Lotus, Netscape, Network Associates, RSA Data Security, Security Dynamics, HP and VeriSign to address the Internet security training needs of enterprises worldwide.

  The Company and Asymetrix Corporation, a leading provider of online learning solutions, entered into a strategic partnership to provide organizations with a powerful and easy-to-use tool for creating their own customized computer-based courseware. The companies have developed Toolbook II for CBT Ireland, which incorporates the CBT user interface, navigation, and overall look and feel with the power and flexibility of ToolBook II. This allows companies to create their own new customized courseware with the same look and feel that distinguishes CBT Group library of interactive education software. As with CBT Group's standard courseware, content developed using ToolBook II for CBT Ireland can be deployed over LANs, WANs, intranets, the Internet or on stand-alone personal computers.

  The Company through its subsidiary, Scholars, also offers the services of online mentors as a resource for students taking CBT Group courseware to help them better learn the subjects covered by the courseware and/or pass vendor certification exams. Scholars focuses on integrating Internet technologies with proven learning methodologies to deliver Internet-based, certification-level mentoring services to students worldwide. The company pairs certain certification tracks covered by CBT Group's approved interactive courseware, including Microsoft, Novell, Lotus Notes and Cisco, with a team of vendor-certified mentors, known as Learning Advisors, to provide flexible, self-paced study via the Internet. This learning model extends the advantages of online learning by having Learning Advisors available to students twenty four hours a day, seven days a week. This methodology enables students to receive personalized assistance when they need it through online chats, email, and newsgroups.

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

  In addition, the Company's products are designed to allow administrators to leverage their training budgets by tailoring training programs to their organization's needs and tracking training usage and effectiveness. Organizations that invest in the CBT Group solution can offer CBT Group's training software across a network, corporate intranet or the Internet to all employees. CBT Group licenses its courseware primarily through one, two or three year license agreements. The customer, depending on the individual contract agreement with CBT Group, over the license term is provided access to CBT Group's library of titles and allowed to build tailored training solutions to suit their requirements. Under these license agreements, customers are able to exchange, generally on the anniversary of the agreement, their courses as their internal training needs evolve or as technologies advance. In addition, using the Company's administrative software, IS and human resource administrators can design and monitor individualized training programs.

CBT Group's Strategy

  CBT Group has entered into alliances with Cisco, Informix, Intel, Lotus, Microsoft, Netscape, Novell, Oracle, SAP, Marimba, Sybase, and the IBM/Sun Microsystems/Netscape collaborative Java education effort to develop and market product-specific training. In addition, CBT Group has developed relationships with Checkpoint, Network Associates, RSA Data Security, Security Dynamics, HP and VeriSign as a result of its formation of the Internet Security Curriculum Consortium.

  The Company markets its software to Fortune 3000 companies, governmental entities, institutions of higher education and other major U.S. and international organizations primarily through a direct sales force. The Company has increased sales to smaller corporate and government customers through distributors and its telesales organization.

  The Company has almost 2,000 corporate and government customers worldwide, including the following companies or their affiliates: Alcatel Business Systems Corporation, American Management Systems, AT&T, The Bear Stearns Companies, Inc., Bell Atlantic Corporation, Blue Cross Blue Shield Mutual of Ohio, British Airways, Cambridge Technology Partners, Compaq Computer Corporation, Computer Sciences Corporation, CTG, Dell Computer Corporation, GTE Data Services, MCI Communications, Inc., Inc., Price Waterhouse Coopers LLP, Reuters plc, Sprint Corporation, Tandem Computers, Unisys Corporation, The University of California System, the United States Air Force and Wells Fargo & Company.

  CBT Group's objective is to maintain and expand its market position through the following strategies:

  Offer a Broad Library to its Customers. The Company offers its customers a broad product library consisting of 837 software titles at the end of 1998 which it believes has created a competitive barrier to entry. As of December 31, 1998, CBT Group has also delivered a total of 142 titles in non english languages, including German, French, Spanish, Italian, Japanese and Portuguese and plans to deliver additional translated titles in 1999.
  (1) The Company's strategy is to continue to expand its product library
--------
(1) This statement is a forward-looking statement reflecting current expectations. The Company's actual future performance may not meet the Company's current expectations or its current plans may change. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results" commencing on page 29 and discussions elsewhere in this Annual Report on Form 10-K of the factors that could affect future performance.

  to allow the Company to sign larger initial contracts and support incremental sales to its customer base over time. The Company plans to expand its interactive education offerings outside of the information technology arena. (1) For example, through the pending acquisition of Knowledge Well, the Company is establishing a position in the market for distance learning business degrees being developed by Knowledge Well in cooperation with Kansas State University.

  Leverage Proprietary Development Technologies and Processes. The Company has created a proprietary development engine and a streamlined development process to assist the Company in bringing its products to market in a relatively short time-frame and at a relatively low cost. In addition, the Company's technology generally supports a common product architecture, resulting in products that have a recognizable and consistent interface and are easier to support. The Company plans to continue investing significant resources in research and development to further enhance its underlying development engine and to continue to grow its product library. (1)

  Deepen Alliances with Key IT Vendors. The Company's strategy is to enter into development and marketing alliances with key IT vendors to produce and distribute vendor-specific authorized training programs. To date, the Company has entered into alliances with Check Point, Cisco, Informix, Intel, Lotus, Marimba, Microsoft, Netscape, Network Associates, Novell, Oracle, RSA Data Security, SAP, Security Dynamics, Sybase, VeriSign, the IBM/Sun Microsystems/Netscape collaborative Java education effort and HP. The Company believes these alliances provide a number of competitive advantages, including access to partners' product development plans, source material and distribution channels. The Company will seek to deepen these relationships where appropriate.

  Expand Channels of Distribution. The Company has primarily targeted Fortune 3000 companies and other major U.S. and international organizations primarily through its direct sales force. During 1997, CBT Group began marketing its software to educational institutions and governmental agencies through a direct sales force. The Company's strategy is to expand its telesales organization and its channels of indirect sales in order to reach organizations which could not otherwise be effectively targeted by its direct sales force and to accelerate its market penetration worldwide. The Company's indirect sales channels are currently comprised of distributors, resellers and training organizations. The Company is also exploring strategies for electronic distribution through on-line services, the Internet and corporate intranets.

  Capitalize on Multimedia Technologies. The Company's current products include multimedia elements such as rich graphics, interactive text and simulations, and can be delivered over the Internet or a corporate intranet and on networked and standalone PCs. The Company's strategy is to enhance its products over time as its customers adopt enterprise-wide systems which have the capability to handle the requirements of more advanced multimedia elements such as sound, video and complex animation.

  Serve Emerging Internet/Intranet Market Opportunity. The Company believes that Internet technologies, including the Internet itself and the use of these technologies to create enterprise-wide intranets, is radically altering the way certain critical computing activities are performed. As the Internet and intranets emerge as a new computing platform, CBT Group believes that new education and training needs will emerge as well. The Company will seek to build upon its current activities in order to build a franchise around Internet and intranet education opportunities.

Products

  The Company's product library has grown from 44 titles at December 31, 1992 to 837 titles at December 31, 1998, encompassing over 3000 hours of IT education and training. In general, CBT Group's courseware includes a graphically sophisticated interface that leads students through the subject software, simulating the technology
--------
(1) This statement is a forward-looking statement reflecting current expectations. The Company's actual future performance may not meet the Company's current expectations or its current plans may change. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results" commencing on page 29 and discussions elsewhere in this Annual Report on Form 10-K of the factors that could affect future performance.

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

  CBT Group has developed its CBTCampus enterprise-wide network-based administrative software program designed to allow a central administrator to track the use of each course, track employee performance and create specialized curricula for employees by granting access to selected courses.

  CBT Group licenses its products primarily through license agreements under which customers may use the delivered products for a period of one, two or three years. The license agreement format generally allows customers to exchange courses on each anniversary date where the agreement is for more than one year. In order to increase the number of titles or gain access to the library at a time other than the specified dates, the customer may enter into a new license agreement or upgrade the existing license agreement. Volume and multi-year discounts encourage customers to expand license agreements as their needs grow and as they become more familiar with the Company's product library. The Company's pricing varies primarily based on the number of users, the number of titles selected and the length of the contract.

  The Company's strategy is to develop comprehensive curricula, each of which provides training in areas related to client/server, mainframe and Internet and intranet technologies. The Company's courses are generally compatible with the Wintel platform.

  In addition to its continued support of traditional LAN environments, CBT Group has developed a number of products that address the emerging Internet and corporate intranet markets. CBTWeb is an intranet deployment system which allows users to download CBT Group courseware titles across an intranet. Access to these titles is gained through a standard browser. CBTWeb enables customers to access and manage CBT Group courses over an intranet via internally managed web servers. Using CBTWeb, learners can choose to either download CBT Group courseware or interact with it in real time over an intranet using CBT Systems' LivePlayTM capability. The downloaded courseware contains a utility to send the student records back to a central administrator so that the student progress may be monitored. CBTWeb Plus is a turnkey training solution that enables customers to benefit from Internet-based deployment of CBT Group's entire library of titles without the need to install server-side software on their own network. CBTWeb Plus is an externally hosted version of CBTWeb that allows customers to have their CBT Group courseware managed over the Internet from an external site. CBTWeb Plus is designed to relieve customers of any network infrastructure or security issues, and minimizes human resource requirements, while providing a high level of deployment flexibility since each student receives CBT Group's training from his or her preferred location.

  In July 1997, CBT Group released CBTCampus, CBT Group's training management and deployment architecture. Coupled with CBT Group's library of titles, CBTCampus provides CBT Group's customers with a solution for delivering sophisticated interactive technology training wherever and however it's needed, running over an intranet. CBTCampus features a university campus metaphor as an easy-to-navigate student interface, which can be accessed either as a Windows client application or a web browser plug-in. Behind this intuitive interface is a suite of sophisticated technologies that creates an integrated learning environment for students and administrators. The market for IT education and training is rapidly evolving. New methods of delivering interactive education software are being developed and offered in the marketplace, including intranet and Internet deployment systems. Many of these new delivery systems will involve new and different business models and contracting mechanisms. In addition, multimedia and other product functionality features are being added to the educational software. Accordingly, CBT Group's future success will depend upon, among other factors, the extent to which CBT Group is able to develop and implement products that address these emerging market requirements. There can be no assurance that CBT Group will be successful in meeting changing market needs. Failure to develop and implement products that address these emerging market requirements could have a material adverse affect on CBT Group's business and results of operations.

  Moreover, software products as complex as those offered by the Company may contain undetected errors or fail when first introduced or upon release of new versions of the Company's products. The Company has in the past experienced problems in the introduction of software products, in particular the CBT Campus deployment and management system. While the Company believes that the critical problems have been addressed, the Company plans to introduce new versions of the product to offer performance improvements and feature enhancements. If the Company were to fail to introduce new versions of this and other products, or to experience further problems in connection with the introductions, the Company could suffer a material adverse effect on its operating results. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products after commencement of commercial shipments, resulting in a loss of or delay in market acceptance.

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

  The core of CBT Group's product development is its product development engine -- an environment comprising CBT Group proprietary software and off-the-shelf tools -- which has been optimized for the creation of interactive education software programs. The Company believes that its product development engine provides a competitive advantage by allowing the Company to create modular courses, identify and change portions of a course without rewriting the entire course and enhance the multimedia content of its courses more quickly and efficiently. The Company's technology generally supports a common product architecture, resulting in products that have a recognizable and consistent interface and are easier to support. The Company's goal is to continue to enhance its product development engine to meet the Company's future development needs, including ensuring that its courseware is able to incorporate a wide variety of multimedia elements.

  The Company performs substantially all of its research and development activities and develops substantially all of its courses at its Dublin, Ireland development facility. From time to time, the Company subcontracts outside development services to develop portions of particular courses. All products produced using these outside developers remain the sole property of CBT Group. During 1996, 1997, and 1998 research and development expenses totaled $14.5 million, $20.9 million and $25.8 million, respectively. During 1998, the Company's research and development staff grew from 272 to 337 employees. The Company intends to continue to make substantial investments in research and development.

Development and Marketing Alliances

  The Company's strategy is to expand its position in the IT education and training market by forming development and marketing alliances with leading IT software vendors. CBT Group has entered into alliances with Cisco, Informix, Intel, Lotus, Microsoft, Netscape, Novell, Oracle, SAP, Marimba, Sybase, and the IBM/Sun Microsystems/Netscape collaborative Java education effort. CBT Group has also formed the Internet Security Training Consortium with Check Point, Cisco, IBM, Intel, the Javasoft business unit of Sun Microsystems, Inc., Lotus, Netscape, Network Associates, RSA Data Security, Security Dynamics, HP and VeriSign to address the Internet security training needs of enterprises worldwide. The Company believes its development and marketing alliances offer it a number of competitive advantages, including early access to the vendor's software engineers and technical advisors for assistance in developing courses on new products. With the approval of the development partner, products developed under the relationship can be identified as "authorized" by that software vendor, which the Company believes improves the marketability of such courses. In addition, these alliances may result in additional distribution channels for the Company, by allowing each party to distribute courses to its respective customer base. In some of these alliances, the software vendor has contributed financial resources toward the development of specified courses. The Company has recognized the revenue from such development payments on a percentage of completion basis as products are produced or, where required in the contract, as the Company has met specified milestones. The Company believes that these alliances also provide significant benefits to the software vendors by allowing them to achieve additional market penetration generated by increasing the base of trained users.

  The Company believes that an increasing proportion of its revenues in the future may be attributable to products developed through its alliances. (1) There can be no assurance that any of these parties will continue to cooperate with the Company, that the Company will be able to develop successfully courses for its development and marketing alliances in a timely fashion or at all, or that the Company will be able to negotiate additional alliances in the future on acceptable terms or at all. There can be no assurance that the marketing efforts of the Company's partners will not disrupt the Company's direct sales efforts. In addition, the Company's development and marketing partners could pursue their existing or alternative training programs in preference to and in competition with those being developed with the Company. In the event that the Company is not able to maintain or expand its current development and marketing alliances or enter into new development and marketing alliances, the Company's operating results and financial condition could be materially adversely affected. Furthermore, the Company is required to pay royalties to its development and marketing partners on products developed with them, which reduces the Company's gross margins. The Company expects that cost of revenues may fluctuate from period to period in the future based upon many factors, including the mix of titles licensed (between titles developed exclusively by CBT Group and royalty-bearing titles developed pursuant to development and marketing alliances) and the timing of expenses associated with development and marketing alliances. In addition, the collaborative nature of the development process under these alliances may result in longer development times and less control over the timing of product introductions than for courses developed solely by the Company.

Customers

  The Company primarily licenses its courses to Fortune 3000 companies and other major U.S. and international organizations in a wide range of industries, including manufacturing, transportation,
--------
(1)This statement is a forward-looking statement reflecting current expectations. The Company's actual future performance, including that attributable to its alliances, may not meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results" commencing on page 29 and discussions elsewhere in this Annual Report on Form 10-K of the factors that could affect future performance.

telecommunications, utilities, banking, healthcare, securities, computers and insurance. CBT Group also licenses its courseware to educational institutions and governmental agencies. The Company markets its courseware through its direct sales organization to almost 2,000 corporate customers worldwide. The Company also distributes its courses through a number of resellers. No customer accounted for more than 5% of revenues in 1998, although a single customer can account for a significantly higher percentage of the Company's quarterly revenues. Accordingly, failure to achieve a forecasted sale on schedule can have (and did have in the third quarter of 1998) a material adverse effect on quarterly operating results.

Backlog

  The Company generates a substantial portion of its revenue through multi-year license agreements. The initial annual license fee is generally recognized at the time of delivery of products. Subsequent annual license fees are generally recognized on the anniversary date of such delivery, or if the customer exchanges courses at the anniversary date, upon delivery of the exchanged courses. Backlog at any given date represents the amount of all license fees under current agreements which have not yet been recognized as revenue. Although the Company's license agreements are generally noncancellable by their terms, there can be no assurance that any customer will fulfill the contractual obligations under its agreement. Cancellation, reduction or delay in orders by or shipments to any of these customers could have a material adverse effect on the Company's business and results of operations.

  The amount and timing of the recognition of revenue associated with this backlog can vary depending on the timing of future deliveries of products and amendments to customers' license agreements. The Company had backlog of approximately $60 million, $110 million and $144 million as of December 31, 1996, 1997 and 1998, respectively. Approximately 35% of the Company's backlog as of December 31, 1998 was concentrated among fifteen customers, compared to 35% among seven customers as of December 31, 1997.

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

  The Company competes primarily with third-party suppliers of instructor-led IT education and training and internal training departments and other suppliers of IT education and training, including several other companies that produce interactive software training. To a lesser extent, the Company also competes with consultants, value-added resellers and network integrators. Certain of these value-added resellers also market products competitive with those of the Company. The Company expects that as organizations increase their dependence on outside suppliers of training, the Company will face increasing competition from these other suppliers as IT education and training managers more frequently compare training products provided by outside suppliers.

  Many of the Company's current and potential competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition, than the Company. In addition, the IT education and training market is characterized by significant price competition, and the Company expects that it may face increasing price pressures from competitors as IS managers demand more value for their training budgets. Accordingly, there can be no assurance that the Company will be able to provide products that compare favorably with new instructor-led techniques or other interactive training software or that competitive pressures will not require the Company to reduce its prices significantly.

Sales and Marketing

 Direct Sales and Marketing

  At December 31, 1998, the Company employed 387 direct sales and marketing people worldwide, of which 239 were located in the United States. The Company's telesales organization employed 214 people worldwide, of whom 176 were located in the United States, as of December 31, 1998. The Company plans to continue to build the telesales organization in 1999. (1)

 Indirect Sales

  In order to accelerate worldwide market penetration, the Company is broadening its sales strategy by expanding its indirect sales channels, which include resellers, development partners, and industry catalogs circulated by leading IT distributors. The indirect sales channels give the Company access to a more diverse client base, which the Company believes cannot be targeted cost-effectively through its direct sales force. At December 31, 1998, the Company employed 22 indirect sales channel personnel.

  The Company's marketing partners also generally have the right to resell products developed under their alliances with the Company.

Employees

  As of December 31, 1998, the Company had a total of 1,187 full-time employees, of whom 623 were engaged in sales and marketing, 154 in management, administration and finance 73 in fulfilment and learning advisors and 337 in product development. On December 31, 1998, 556 employees were located in the United States, 419 in the Republic of Ireland, 51 in the United Kingdom, 56 in Canada, 65 in Australia, 16 in the Benelux and Scandinavian countries, 5 in Germany, 8 in the Middle East and 11 in South Africa. None of the
--------
(1) This statement is a forward-looking statement reflecting current expectations. The Company's actual future performance may not meet the Company's current expectations or its current plans may change. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results" commencing on page 29 and discussions elsewhere in this Annual Report on Form 10-K of the factors that could affect future performance.

Company's employees are subject to a collective bargaining agreement, and the Company has not experienced any work stoppages. The Company believes that its employee relations are good.

  On October 1, 1998, Mr. James J. Buckley, the Company's Chairman and Chief Executive Officer, and Mr. Richard Y. Okumoto, the Company's Senior Vice President of Finance and Chief Financial Officer, stepped down from their respective positions. Messrs. Buckley and Okumoto were replaced on an interim basis by a newly formed management committee. Effective December 10, 1998 the Company appointed Mr. William G. McCabe as Chairman of the Board and Mr. Gregory M. Priest as President and Chief Executive Officer.

  Both Mr. McCabe and Mr. Priest served on the interim management committee that had managed the Company since October 1, 1998 and remain on the Board of Directors. Failure to retain these and other executives, or the loss of certain additional senior management personnel or other key employees, could have a material adverse effect on the Company's business and future business prospects.

  The Company's future success also depends on the continued service of its key management, sales, product development and additional operational personnel and on its ability to attract, motivate and retain highly qualified employees. In addition, the Company depends on writers, programmers and graphic artists, as well as third-party content providers. The Company expects to continue to hire additional product development, sales and marketing, IS and accounting staff. However, there can be no assurance that the Company will be successful in attracting, retaining or motivating key personnel. In particular, the Company's recent adverse operating results, stock price performance and management changes could create uncertainties that could have a material adverse effect on the Company's ability to attract and retain key personnel. Although the Company has repriced all stock options (other than stock options held by the Company's directors) in an effort to retain and reincent employees, there can be no assurance that this strategy will be successful, and in any event, it will have a dilutive effect on future earnings per share. The inability to hire and retain qualified personnel or the loss of the services of key personnel could have a material adverse effect upon the Company's current business, new product development efforts and future business prospects.

Non U.S. Operations

  In 1998, the Company's products were marketed in over 22 countries, and sales outside the United States represented approximately 28%, 26% and 30% of the Company's revenues in 1996, 1997 and 1998, respectively. The Company expects that international operations will continue to account for a significant portion of its revenues and intends to continue to expand its operations outside of the United States. In addition, the Company's research and development organization is located outside the United States. Operations outside the United States are subject to inherent risks, including fluctuations in exchange rates, difficulties or delays in developing and supporting non-English language versions of the Company's products and services, political and economic conditions in various jurisdictions, unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in staffing and managing foreign subsidiary operations, longer accounts receivable payment cycles and potentially adverse tax consequences. There can be no assurance that such factors will not have a material adverse effect on the Company's future operations outside of the United States.

  The Company's consolidated financial statements are prepared in dollars, although several of the Company's subsidiaries have functional currencies other than the dollar, and a significant portion of the Company's revenues, costs and assets are denominated in currencies other than their respective functional currencies. Fluctuations in exchange rates may have a material adverse affect on the Company's results of operations, particularly its operating margins, and could also result in exchange losses. As a result of currency fluctuations, the Company recognized net exchange gains of $4,000, $112,000 and $516,000 in 1996, 1997 and 1998 respectively. During 1998 the
Company undertook hedging transactions against the Irish pound because the Company has substantial expenses denominated in that currency. To date, the Company has not sought to hedge the risks associated with fluctuations in the exchange rates of other currencies against the U.S Dollar, but may undertake such transactions in the future. There can be no assurance that any hedging techniques implemented by the Company would be successful in eliminating or reducing the effects of currency fluctuations.

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

ITEM 2. PROPERTIES

  The Company conducts its operations primarily out of its facilities in Dublin, Ireland, Redwood City, California, Scottsdale, Arizona, and Clearwater, Florida. In Dublin, Ireland, the Company currently occupies two properties, one of which comprises approximately 60,000 square feet and houses the Company's main product development center, and the other comprises approximately 8,000 square feet containing the Company's fulfillment operations, including compact disk burning, disk duplication, packaging and delivery. The Company has not yet entered into a lease on the property occupied by its main product development center in Dublin, Ireland. The Company currently leases approximately 41,000 square feet at its United States headquarters in Redwood City, California, 46,000 square feet in Scottsdale, Arizona, 25,648 square feet in Menlo Park, California and 19,239 square feet in Clearwater, Florida. The Company uses the Scottsdale facility to house its channel organizations and a number of its U.S. telesales personnel.

  The Company also leases sales office space in a number of countries including the United Kingdom, Australia, the Middle East, the Benelux countries, Canada, Germany and South Africa and throughout the United States.

ITEM 3. LEGAL PROCEEDINGS

  Since the end of the third quarter of 1998, purported class action lawsuits were filed in United States District Court for the Northern District of California and the Superior Court of California for the County of San Mateo against the Company, CBT USA and certain of the Company's former and current officers and directors alleging violation of the federal securities laws. The complaints allege that the defendants misrepresented and/or omitted to state material facts regarding the Company's business and financial condition and prospects during the class periods in order to artificially inflate and maintain the price of the Company's ADSs, and misrepresented and/or omitted to state material facts in the registration statement and prospectus issued in connection with the merger with ForeFront, artificially inflating the price of the Company's ADSs.

  The Company believes that these actions are without merit and intends to vigorously defend itself against these claims. Although the outcome of these actions cannot presently be determined, an adverse resolution of these matters could have a material adverse effect on the Company's financial position and results of operations.

  On October 29, 1998, a derivative complaint was filed in the Superior Court of California for the County of San Mateo against several present and former officers and directors of the Company alleging that these persons violated various duties to the Company. The derivative complaint also names the Company as a nominal defendant. The derivative complaint is predicated on the factual allegations contained in the class action complaints discussed above. No demand was previously made to the Company's Board of Directors or shareholders concerning the allegations of the derivative complaint, which seeks an unspecified amount of damages.

  During the period covered by this report, the previously disclosed possible litigation involving the transfer of certain securities of Datacode Electronics Ltd. was settled. All amounts paid in relation to the settlement have been expensed.

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

Fiscal 1998                                                         High   Low
-----------                                                        ------ -----
Fourth quarter ended December 31.................................. $18.19 $6.69
Third quarter ended September 30..................................  63.88  9.88
Second quarter ended June 30......................................  57.00 39.00
First quarter ended March 31......................................  52.25 33.88

Fiscal 1997                                                        High   Low
-----------                                                       ------ ------
Fourth quarter ended December 31................................. $41.19 $30.25
Third quarter ended September 30.................................  40.13  28.63
Second quarter ended June 30.....................................  31.63  20.00
First quarter ended March 31.....................................  35.25  19.07

  As of March 12, 1999, there were 16 holders of Ordinary Shares of record of the Company.

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

  In addition, in recent years the stock market in general, and the market for shares of technology stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. There can be no assurance that the market price of the ADSs will not continue to experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The following selected consolidated financial data for each of the five years in the period ended December 31, 1998 and at December 31, 1998, 1997, 1996, 1995 and 1994 should be read in conjunction with the consolidated financial statements and related notes thereto in "Management's Discussion and Analysis of Financial Condition and Results of Operations." The results of operations for each of the three years in the period ended December 31, 1998 and the balance sheets as at December 31, 1998 and 1997 are derived from the audited consolidated financial statements of the Company, which have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). The data at December 31, 1994, 1995 and 1996 and for the years ended December 1994 and 1995 is derived from audited consolidated financial statements of the Company prepared in accordance with U.S. GAAP not included herein. The consolidated statements of operations data for any particular period are not necessarily indicative of the results of operations for any future period, including the Company's fiscal year ending December 31, 1999.

                                         Years ended December 31,
                                 ---------------------------------------------
                                  1994     1995     1996      1997      1998
                                 -------  -------  -------  --------  --------
                                   (In thousands, except per share data)
Statement of Operations Data:
Revenues.......................  $39,189  $55,395  $87,364  $137,047  $162,232
Cost of revenues...............    9,482   12,505   15,445    22,502    25,137
                                 -------  -------  -------  --------  --------
Gross profit...................   29,707   42,890   71,919   114,545   137,095
Operating expenses
  Research and development.....    4,351    7,485   14,502    20,878    25,832
  Sales and marketing..........   17,372   23,528   39,288    59,160    75,395
  General and administrative...    4,097    5,484    9,075    11,601    15,893
  Amortization of acquired
   intangibles.................      604      --       --        --        --
  Acquired research and
   development.................      --       --     2,799     4,097       --
  Costs of acquisitions........      --       198    2,155     1,534     5,505
                                 -------  -------  -------  --------  --------
    Total operating expenses...   26,424   36,695   67,819    97,270   122,625
                                 -------  -------  -------  --------  --------
Income from operations.........    3,283    6,195    4,100    17,275    14,470
Other income (expense), net....     (503)     806    2,825     4,710     4,734
                                 -------  -------  -------  --------  --------
Income before provision for
 income taxes..................    2,780    7,001    6,925    21,985    19,204
Provision for income taxes.....   (1,038)  (1,424)  (2,419)   (3,916)   (2,666)
                                 -------  -------  -------  --------  --------
Net income.....................  $ 1,742  $ 5,577  $ 4,506  $ 18,069  $ 16,538
                                 =======  =======  =======  ========  ========
Net income per share--Diluted..  $  0.06  $  0.15  $  0.11  $   0.41  $   0.36
                                 =======  =======  =======  ========  ========
Shares used in computing net
 income per share amounts......   31,079   36,610   42,012    44,128    45,979
                                 =======  =======  =======  ========  ========
                                               December 31,
                                 ---------------------------------------------
                                  1994     1995     1996      1997      1998
                                 -------  -------  -------  --------  --------
Balance Sheet Data:
Cash, cash equivalents and
 short-term investments........  $ 5,190  $53,365  $54,023  $ 71,543  $102,034
Working capital................   (1,544)  56,034   52,055    84,018   116,841
Total assets...................   20,140   82,716   96,662   141,329   190,244
Long-term debt, excluding
 current portion...............      787      787      --        --        --
Redeemable convertible
 preferred shares..............    4,736      --       --        --        --
Shareholders' equity
 (deficit).....................   (5,247)  59,085   68,248   107,679   154,801

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto contained in Item 8 of this Annual Report on Form 10-K, which have been restated to reflect the acquisition of The ForeFront Group, Inc. ("ForeFront"), a Delaware corporation.

Important Note About Forward Looking Statements

  In addition to historical statements, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates" and similar expressions identify such forward looking statements. These forward looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Actual results may vary because of factors such as product ship schedules, life cycles, terms and conditions, product mix, competitive products and pricing, customer demand, technological shifts, litigation and other issues discussed elsewhere in this Annual Report filed on Form 10-K. These forward-looking statements reflect management's opinions only as of the date hereof, and the Company assumes no obligation unless required by law to revise or publicly release the results of any revision to these forward-looking statements. Risks and uncertainties include, but are not limited to, those discussed in the section entitled "Additional Risk Factors That Could Affect Operating Results." The following discussion and analysis should be read in conjunction with, and is qualified by, the consolidated financial statements, including the notes thereto, and selected consolidated financial data included elsewhere in this Annual Report. Historical results are not necessarily indicative of trends in operating results for any future period.

Overview

  CBT Group PLC ("CBT Group," "CBT" or the "Company") is a leading provider of interactive education software designed to meet the information technology ("IT") education and training needs of businesses and organizations worldwide. The Company develops, publishes and markets a comprehensive library of over 837 software titles covering a range of client/server, mainframe, Internet and intranet technologies. CBT Group's products are used by almost 2,000 of the world's leading corporations to train employees to develop and apply mission-critical technologies in the workplace. CBT Group works with leading software companies, including Cisco Systems, Inc. ("Cisco"), Informix Corporation ("Informix"), Lotus Development Corporation ("Lotus"), Marimba, Inc. ("Marimba"), Microsoft Corporation ("Microsoft"), Netscape Communications Corporation ("Netscape"), Novell, Inc. ("Novell"), Oracle Corporation ("Oracle"), SAP America, Inc. ("SAP"), Rational Software ("Rational"), Intel Corporation ("Intel"), Centra Software ("Centra"), Sybase, Inc. ("Sybase") and the IBM-Netscape-Sun Microsystems, collaborative Java education effort to develop and market vendor-specific training. CBT Group has also formed the Internet Security Training Consortium with Check Point Software Technologies, Inc. ("Check Point"), Cisco, IBM, Intel, the Javasoft business unit of Sun Microsystems, Inc., Lotus, Netscape, Network Associates, Inc. (formerly McAfee Associates, Inc.) ("Network Associates"), RSA Data Security, Inc. ("RSA Data Security"), Security Dynamics Technologies, Inc. ("Security Dynamics"), the Hewlett Packard Company ("HP") and VeriSign, Inc. ("VeriSign") to address the Internet security training needs of enterprises worldwide.

  Beginning in fiscal 1998, the Company adopted Statement of Position 97-2 "Software Revenue Recognition" as amended by Statement of Position 98-4. The effect of adoption did not have a material impact on the Company's results of operations. The Company derives its revenues primarily pursuant to license agreements under which customers license usage of delivered products for a period of one, two or three years. On each anniversary date during the term of multi-year license agreements, customers are generally allowed to exchange any or all of the licensed products for an equivalent number of alternative products within the CBT Group library. The first year license fee is generally recognized as revenue at the time of delivery of all products, provided the Company's fees are fixed or determinable and collections of accounts receivable are probable. Subsequent annual license fees are recognized on each anniversary date, provided the Company's fees are fixed or determinable and collections of accounts receivable are probable. The cost of satisfying any Post Contract Support ("PCS") is accrued at the time revenue is recognized, as PCS fees are included in the annual license fee, the estimated cost of providing PCS during the agreements is insignificant and unspecified upgrades or enhancements offered have been and are expected to be minimal and infrequent. For multi-element agreements Vendor Specific Objective Evidence exists to allocate the total fee to the undelivered elements of the agreement. In addition, the Company derives revenues from sales of its products, which is recognized upon shipment, net of allowances for estimated future returns and for excess quantities in distribution channels, provided the Company's fees are fixed or determinable and collections of accounts receivable are probable.

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

Recent Developments

  On December 10, 1998 the Company announced that it had signed a definitive agreement to acquire Knowledge Well Ltd. and Knowledge Well Group Ltd. (collectively, "Knowledge Well"), providers of business, management and professional education using interactive learning technologies. Knowledge Well's software titles are delivered using advanced interactive learning methodologies, while requiring that the student only have access to basic, industry-standard computing platforms. Knowledge Well's strategy is to provide a self-paced education and training solution allowing individuals to obtain degrees and/or other credentials. This ageement has been amended and restated on March 30, 1999, to reflect certain changes agreed upon December 9, 1998 as a result of the decision to account for the acquisition under the purchase method of accounting in accordance with U.S. generally accepted accounting principles. The acquisition of Knowledge Well has been approved by an Independent Committee of CBT Group's Board of Directors, in view of the fact that certain members of the Board of Directors of CBT Group are shareholders and/or former officers of Knowledge Well, and by the shareholders of Knowledge Well. The acquisition is subject to specified closing conditions, including approval by the disinterested shareholders of CBT Group and the receipt of required regulatory approvals. The acquisition has been structured as a stock-for-stock exchange, in which a total of approximately 4.0 million CBT Group shares will be issued in exchange for all outstanding shares of Knowledge Well. CBT Group will also assume options to acquire Knowledge Well stock exercisable for an issuance of up to approximately 0.8 million CBT Group shares.

  The successful combination of CBT Group and Knowledge Well, including the successful operation of Knowledge Well as an autonomous subsidiary of CBT Group, will require substantial effort from each company. The diversion of the attention of management and any difficulties encountered in the transition process could have an adverse impact on CBT Group's ability to realize the full benefits of the acquisition. The successful combination of the two companies will also require coordination of their research and development and sales and marketing efforts. In addition, the process of combining the two organizations could cause the interruption of, or loss of momentum in, Knowledge Well's activities. There can be no assurance that CBT Group will be able to retain Knowledge Well's technical, sales and customer support personnel, or that it will realize any of the anticipated benefits of the acquisition.

  The acquisition of Knowledge Well will result in an increase of the Company's research and development, general and administrative and other expenses as a result of combining the operations of the Company and Knowledge Well. The acquisition may also increase the Company's revenue to the extent Knowledge Well's products generate incremental revenue.

  The Company estimates that the negotiation and implementation of the acquisition will result in aggregate pre-tax expenses of approximately $2.2 million, primarily relating to costs associated with combining the companies and the fees of attorneys, accountants and the financial advisor to the Company's Independent Committee. Although the Company does not believe that the costs will significantly exceed the aforementioned amount, there can be no assurance that the Company's estimate is correct or that unanticipated contingencies that will substantially increase the costs of combining the operations of the Company and Knowledge Well will not occur. In addition, the Company intends to account for the acquisition of Knowledge Well under the purchase method of accounting in accordance with generally accepted accounting principles. Under this method of accounting, the purchase price will be allocated to assets acquired and liabilities assumed based on their estimated fair values at the time of the closing of the acquisition. The Company intends to record a non-cash expense of approximately $5.4 million with respect to the write-off of in-process research and development acquired. In any event, the Company anticipates that costs associated with the acquisition of Knowledge Well and the write-off of acquired in-process research and development and goodwill amortization will negatively impact results of operations in the quarter in which the acquisition closes. In addition, the amortization of acquired intangible assets will negatively impact results of operations in future quarters.(2)

Annual Results of Operations

  The following table sets forth certain consolidated statement of operations data as a percentage of revenues for the three years in the period ended December 31, 1998:

                                                                Years Ended
                                                                December 31,
                                                               ----------------
                                                               1996  1997  1998
                                                               ----  ----  ----
Revenues......................................................  100%  100%  100%
Cost of revenues.............................................. 17.7  16.4  15.5
                                                               ----  ----  ----
Gross profit.................................................. 82.3  83.6  84.5
Operating Expenses
  Research and development.................................... 16.6  15.2  15.9
  Sales and marketing......................................... 45.0  43.2  46.5
  General and administrative.................................. 10.3   8.5   9.8
  Acquired research and development...........................  3.2   3.0    --
  Costs of acquisitions.......................................  2.5   1.1   3.4
                                                               ----  ----  ----
    Total operating expenses.................................. 77.6  71.0  75.6
                                                               ----  ----  ----
Income from operations........................................  4.7  12.6   8.9
Other income, net.............................................  3.2   3.4   2.9
                                                               ----  ----  ----
Income before provision for income taxes......................  7.9  16.0  11.8
Provision for income taxes.................................... (2.7) (2.8) (1.6)
                                                               ----  ----  ----
Net income....................................................  5.2% 13.2% 10.2%
                                                               ====  ====  ====

--------
(2) This paragraph consists of forward-looking statements reflecting current expectations. The amount of the expense to be recorded with respect to the write-off of acquired in-process research and development is based on a current intention, and the amount actually recorded may be reduced. If such amount is reduced, the effect on the results of operations for the quarter in which the acquisition closes will be correspondingly reduced, and the effect of the amortization of acquired intangible assets on results of operations in future quarters will be correspondingly increased. In addition, the Company's actual future performance may not meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results" commencing on page 29 and discussions elsewhere in this Annual Report on Form 10-K of the factors that could affect future performance.

 Revenues

  Revenues increased from $87.4 million in 1996 to $137.0 million in 1997 and to $162.2 million in 1998, increases of 57% and 18% in 1997 and 1998 compared to the corresponding prior years of 1996 and 1997 respectively. The increases in revenues during these periods were primarily attributable to an increase in the number of available courses, customer contract renewals and upgrades and expanded marketing and distribution efforts. During the three month periods ended September 30, 1998 and December 31, 1998, the Company experienced a slowdown in the historical quarterly revenue growth rate due in part to a decline in contract renewals and upgrades and significant new contracts were also impacted by the uncertainty surrounding the volatility of the Company's stock price during the final weeks of September 1998. In addition some contracts that were signed in the six month period ending December 31, 1998 generated less revenue than had historically been the case. Also, the Company's "Channel" businesses, including the corporate telesales operations, did not perform as well as had been anticipated. There can be no assurance that the issues that adversely affected revenues in the third and fourth quarters of 1998 will not continue to negatively affect the Company's revenues in the future.

  Revenues in the United States increased from $63.1 million (or 72% of revenues) in 1996 to $101.1 million (or 74% of revenues) in 1997 and to $113.6 million (or 70% of revenues) in 1998. The increases in 1997 and 1998 were primarily the result of significant increases in the number of sales and related personnel employed in the United States, an increase in the number of available courses and an expansion of the Company's customer base. While revenues in the United States increased significantly in absolute terms over these periods, the Company's sales and marketing expenses and general and administrative expenses in the United States also increased rapidly as the Company hired and expanded its staff to support the U.S. sales growth.

  Revenues in the United Kingdom were $9.8 million (or 11% of revenues) in 1996, $11.3 million (or 8% of revenues) in 1997, and $17.4 million (or 11% of revenues) in 1998, respectively. Revenues in Ireland were $0.8 million (or 1% of revenues) in 1996, $1.5 million (or 1% of revenues) in 1997 and $3.2 million (or 2% of revenues) in 1998, respectively.

  Revenues from countries outside the United States, United Kingdom and Ireland (principally from Australia, Europe (other than Ireland and the United Kingdom), Canada, South Africa and MidEast in 1997) were $13.7 million (or 16% of revenues) in 1996, $23.1 million (or 17% of revenues) in 1997, and $28.1 million (or 17% of revenues) in 1998, respectively. Because a significant portion of the Company's business is conducted outside the United States, the Company is subject to numerous risks of doing business in other countries, including risks related to currency fluctuations.

  No customer accounted for more than 5% of revenues in 1996, 1997 or 1998, although a single customer can account for a significantly higher percentage of the Company's quarterly revenues. Accordingly, failure to achieve a forecasted sale on schedule can have (and did have in the third quarter of 1998) a material adverse effect on quarterly operating results. Approximately 35% of the Company's backlog at December 31, 1998 was concentrated among 15 customers, compared to 35% among seven customers at December 31, 1997. Backlog at any given date represents the amount of all license fees under current agreements, which have not yet been recognized as revenues. Although the Company's license agreements are noncancellable by their terms, there can be no assurance that any customer will fulfill the contractual obligations under its agreement. Cancellation, reduction or delay in orders by or shipments to any of these or other customers could have a material adverse effect on the Company's business and results of operations.

 Cost of Revenues

  Cost of revenues includes the cost of materials (such as compact discs, diskettes, packaging and documentation), royalties to third parties, the portion of development costs associated with funded development projects and fulfillment costs.

  Gross margins increased from 82.3% in 1996 to 83.6% in 1997 and to 84.5% in 1998. Gross margins have been increasing as a result of the inclusion in the earlier periods of royalty payments by acquired companies to third party providers, which were higher than the average royalty payments paid by CBT Group. Products previously provided by such acquired companies are being replaced by CBT Group product. The Company expects that cost of revenues may fluctuate from period to period in the future based upon many factors, including the mix of titles licensed (between titles developed exclusively by CBT Group and royalty-bearing titles developed pursuant to development and marketing alliances) and the timing of expenses associated with development and marketing alliances.

 Research and Development Expenses

  Research and development expenses consist primarily of salaries and benefits, related overhead costs, travel expenses and fees paid to outside consultants. Research and development expenses increased in absolute terms from $14.5 million (or 16.6% of revenues) in 1996 to $20.9 million (or 15.2% of revenues) in 1997 and to $25.8 million (or 15.9% of revenues) in 1998, principally as a result of an increase in research and development personnel employed to expand and enhance the Company's library of software products. The Company delivered 279 new titles during 1998, which brought the Company's library of titles to 837, representing a 50% increase over the number of titles at the end of fiscal 1997. The increase in fiscal 1998 is attributable to the expansion of the Company's Dublin development center, partially offset by a reduction in the research and development expenses at ForeFront following the merger in May 1998. The decrease in 1997 in the research and development expenses as a percentage of revenues was a result of the reorganization of ForeFront's research and development facility for Internet content management products in April 1997 compared to 1996 when ForeFront made significant investments in research and development efforts relating to Internet content management products. In addition, approximately $803,000, $442,000 and $596,000 of development expenses incurred in connection with development and marketing alliances were charged to cost of revenues in 1996, 1997 and 1998, respectively. The Company believes that significant investment in research and development is required to remain competitive in the IT education and training market, and the Company therefore expects research and development expenses to continue to increase in future periods. (1)

  Software development costs are accounted for in accordance with the Financial Accounting Standards Board Statement No. 86, under which the Company is required to capitalize software development costs after technological feasibility has been established. To date, development costs after establishment of technological feasibility have been immaterial, and all software development costs have been expensed as incurred.

 Sales and Marketing Expenses

  Sales and marketing expenses consist primarily of salaries and commissions, travel expenses, advertising and promotional expenses and related overhead costs. These expenses increased in absolute terms from $39.3 million (or 45.0% of revenues) in 1996 to $59.2 million (or 43.2% of revenues) in 1997 and to $75.4 million (or 46.5% of revenues) in 1998. The increases in sales and marketing expenses are primarily attributable to an increase in the number of sales and marketing personnel to accommodate the expected growth in operation in the United States and to a lesser extent outside the United States. Commission costs have also increased in absolute terms along with the increases in revenues during these periods. In 1997 and 1998, the Company increased significantly advertising and promotional expenses to market the Company's expanded library of titles. The increase in sales and marketing expenses as a percentage of revenues was negatively impacted by the less than expected sequential revenue growth for the third and fourth quarters of 1998. The Company expects to increase sales and marketing expenses in the future to support expansion of its sales and marketing efforts. (1)
--------

(1) This statement is a forward-looking statement reflecting current expectations. The Company's actual future performance may not meet the Company's current expectations or its current plans may change. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results" commencing on page 29 and discussions elsewhere in this Annual Report on Form 10-K of the factors that could affect future performance.

 General and Administrative Expenses

  General and administrative expenses consist primarily of salaries and benefits, travel expenses, legal, accounting and consulting fees and related overhead costs for administrative officers and support personnel. General and administrative expenses increased in absolute terms from $9.1 million (or 10.3% of revenues) in 1996 to $11.6 million (or 8.5% of revenues) in 1997 and to $15.9 million (or 9.8% of revenues) in 1998. The increases were primarily due to increased staffing and infrastructure to support expanding operations. The increase in general and administrative expenses as a percentage of revenues in 1998 was due to the increase in staffing and infrastructure to facilitate revenue growth, which was less than that which was anticipated. The decrease as a percentage of revenues from 1996 to 1997 was due principally to more rapid increases in revenues than in associated expenses during 1997. The Company anticipates that general and administrative expenses will increase in future periods due to increases in staffing and infrastructure. (1)

 Acquired Research and Development

  Acquired research and development expenses increased from $2.8 million (or 3.2% of revenues) in 1996 to $4.1 million (or 3.0% of revenues) in 1997 and decreased to nil in 1998. The acquired research and development was incurred by the acquisitions by ForeFront of Blue Squirrel Inc. in 1996, Lan Professional Corporation and BookMaker Corporation in 1997. These amounts are included in the Company's results under the pooling method of accounting rules in accordance with the U.S. GAAP.

 Costs of Acquisitions

  Costs of acquisitions decreased from $2.2 million (or 2.5% of revenues) in 1996 to $1.5 million (or 1.1% of revenues) in 1997 and increased to $5.5 million (or 3.4% of revenues) in 1998. The acquisition expenses incurred in 1996 were due to the acquisitions of CLS and NTT by the Company and the acquisition of Blue Squirrel, Inc. by ForeFront. The acquisition expenses incurred in 1997 were due to the acquisitions of ALA, Benelux, Scholars and Mid-East by the Company and the acquisitions of BookMaker Corporation, All Micro, Inc. and Lan Professional Corporation by ForeFront. The acquisition expenses incurred in 1998 related to the acquisition of ForeFront, accounted for as a pooling of interests. These expenses consisted primarily of professional fees, such as investment banking, legal and accounting, severance costs, closure of offices, goodwill and other intangibles written off following the closure of certain business segments and other related costs in connection with the acquisitions. The Company may incur additional acquisition expenses in the future should it undertake additional acquisitions.

 Other Income, Net

  Other income, net, comprises interest income, interest expense, gain or loss on sale of assets and foreign currency exchange gains and losses. The Company recognized other income, net, of approximately $2.8 million, $4.7 million and $4.7 million in 1996, 1997 and 1998, respectively.

  Included in other income, net in 1997 is a one-time gain on the sale by ForeFront of Internet printing technology of $1.9 million. Excluding this one time gain on sale of assets in 1997, the increase in other income, net was due principally to an increase of $1.5 million in interest income in 1998 as compared to 1997. This increase in interest income resulted from interest on increased cashflows from financing and operations. In addition, the Company recognized net exchange gains of $4,000, $112,000 and $516,000 in 1996, 1997 and 1998 respectively.
--------
(1) This statement is a forward-looking statement reflecting current expectations. The Company's actual future performance may not meet the Company's current expectations or its current plans may change. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results" commencing on page 29 and discussions elsewhere in this Annual Report on Form 10-K of the factors that could affect future performance.

  The Company's consolidated financial statements are prepared in dollars, although several of the Company's subsidiaries have functional currencies other than the dollar, and a significant portion of the Company's and its subsidiaries' revenues, costs and assets are denominated in currencies other than their respective functional currencies. The Company has significant subsidiaries in the United Kingdom, Australia, the Netherlands, Canada and Germany whose functional currencies are their local currencies and the majority of whose sales and operating expenses other than cost of goods sold are denominated in their respective local currencies. In addition, the Company's Irish subsidiaries, whose functional currency is the U.S. dollar, incur substantial operating expenses denominated in Irish pounds. Fluctuations in exchange rates may have a material adverse effect on the Company's results of operations, particularly its operating margins, and could result in exchange losses. The impact of future exchange rate fluctuations on the Company's results of operations cannot be accurately predicted.

  The Company's subsidiaries in the United Kingdom, the Netherlands, Australia, and Canada whose functional currencies are their local currencies, had unhedged liabilities denominated in U.S. dollars payable to CBT Ireland at December 31, 1998 of $11.3 million, $3.2 million, $2.7 million and $2.6 million respectively.

  During 1998, the Company undertook hedging transactions against the Irish pound because the Company has substantial expenses denominated in that currency. To date, the Company has not sought to hedge the risks associated with fluctuations in the exchange rates of other currencies against the U.S Dollar, but may undertake such transactions in the future. There can be no assurance that any hedging techniques implemented by the Company would be successful in eliminating or reducing the effects of currency fluctuations.

  Other income, net may fluctuate in future periods as a result of movements in cash, cash equivalents and short-term investments balances, interest rates, foreign currency exchange rates and asset disposals.

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

  The Company has significant operations and generates a majority of its taxable income in the Republic of Ireland, and certain of the Company's Irish operating subsidiaries are taxed at rates substantially lower than tax rates in effect in the United States and other countries in which the Company has operations. One Irish subsidiary currently qualifies for a 10% tax rate and another Irish subsidiary is income tax exempt. If such subsidiaries were no longer to qualify for such tax rates or if the tax laws were rescinded or changed, the Company's operating results could be materially adversely affected. The standard rate of Irish corporation tax on both trading and non-trading income presently (from January 1, 1999) is 28%. The 10% incentive rate referred to above applies in respect of income derived from certain activities carried out in the Republic of Ireland. The incentive rate will continue up to December 31, 2010. Commencing January 1, 2003, it has been confirmed by the Government of Ireland in an announcement by the Irish Minister for Finance on December 2, 1998, the corporation tax rate is expected to be 12.5% on trading income and 25% on non-trading income. Moreover, because the Company incurs income tax in several countries, an increase in the profitability of the Company in one or more of these countries could result in a higher overall tax rate. In addition, if tax authorities were to challenge successfully the manner in which profits are recognized among the Company's subsidiaries, the Company's taxes could increase and its cash flow and net income could be materially adversely affected.

  The Company's provision for income taxes was $2.4 million, $3.9 million and $2.7 million for each of 1996, 1997 and 1998, respectively.

  The effective tax rate for the Company was 34.9%, 17.8% and 13.9% in 1996, 1997 and 1998, respectively. The movement in the effective tax rate was principally the result of losses incurred by pooled entities in both

1996 and 1997, which were not available to offset taxable income earned in the same or other jurisdictions pre or post the merger. In particular, ForeFront had losses of $7.3 million in 1996 and $4.1 million in 1997, which could not be offset, thus resulting in an increased overall tax rate for those years.

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

                                                  Quarters Ended
                          ----------------------------------------------------------------------
                                    June     Sept                       June     Sept
                          Mar 31,    30,      30,    Dec 31,  Mar 31,    30,      30,    Dec 31,
                           1997     1997     1997     1997     1998     1998     1998     1998
                          -------  -------  -------  -------  -------  -------  -------  -------
Revenues................  $26,727  $29,755  $35,136  $45,429  $39,929  $44,852  $35,182  $42,269
Cost of revenues........    4,683    5,173    5,657    6,989    5,944    6,697    5,998    6,498
                          -------  -------  -------  -------  -------  -------  -------  -------
Gross profit............   22,044   24,582   29,479   38,440   33,985   38,155   29,184   35,771
Operating expenses
  Research and
   development..........    4,431    4,731    5,105    6,611    6,390    6,604    5,762    7,076
  Sales and marketing...   12,827   13,415   14,680   18,238   16,868   18,622   17,684   22,221
  General and
   administrative.......    2,349    3,616    2,624    3,012    3,214    3,594    4,179    4,906
  Acquired research and
   development..........      --       447    3,650      --       --       --       --       --
  Costs of
   acquisitions.........      926      --       242      366      --     5,505      --       --
                          -------  -------  -------  -------  -------  -------  -------  -------
    Total operating
     expenses...........   20,533   22,209   26,301   28,227   26,472   34,325   27,625   34,203
                          -------  -------  -------  -------  -------  -------  -------  -------
Income from operations..    1,511    2,373    3,178   10,213    7,513    3,830    1,559    1,568
Other income, net.......      554      665    2,599      892      967      936    1,786    1,045
                          -------  -------  -------  -------  -------  -------  -------  -------
Income before provision
 for income taxes.......    2,065    3,038    5,777   11,105    8,480    4,766    3,345    2,613
Provision for income
 taxes..................     (517)    (817)  (1,043)  (1,539)  (1,138)    (667)    (468)    (393)
                          -------  -------  -------  -------  -------  -------  -------  -------
Net income..............    1,548    2,221    4,734    9,566    7,342    4,099    2,877    2,220
                          =======  =======  =======  =======  =======  =======  =======  =======
Basic net income per
 share(1)...............  $  0.04  $  0.06  $  0.12  $  0.23  $  0.17  $  0.09  $  0.07  $  0.05
                          =======  =======  =======  =======  =======  =======  =======  =======
Diluted net income per
 share(1)...............  $  0.04  $  0.05  $  0.11  $  0.21  $  0.16  $  0.09  $  0.06  $  0.05
                          =======  =======  =======  =======  =======  =======  =======  =======

--------
(1) Basic and diluted Net income per share gives effect to the two-for-one split of Registrant's ADSs effected in March 1998 and the ordinary share split in May 1998. Prior periods have been restated to give effect to such split.

 The following table sets forth, as a percentage of revenues, certain line items in the Company's statement of operations for the periods indicated.

                                                   Quarters Ended
                          ---------------------------------------------------------------------
                          Mar 31,  June 30, Sept 30  Dec 31,  Mar 31, June 30, Sept 30  Dec 31,
                           1997      1997    1997     1997     1998     1998    1998     1998
                          -------  -------- -------  -------  ------- -------- -------  -------
Revenues................    100%      100%    100%     100%     100%     100%    100%     100%
Cost of revenues........   17.5      17.4    16.1     15.4     14.9     14.9    17.0     15.4
                           ----      ----    ----     ----     ----     ----    ----     ----
Gross profit............   82.5      82.6    83.9     84.6     85.1     85.1    83.0     84.6
Operating expenses
  Research and
   development..........   16.6      15.9    14.5     14.6     16.0     14.7    16.4     16.7
  Sales and marketing...   48.0      45.1    41.8     40.1     42.3     41.6    50.3     52.6
  General and
   administrative.......    8.8      12.1     7.5      6.6      8.0      8.0    11.9     11.6
  Acquired research and
   development..........    --        1.5    10.4      --       --       --      --       --
  Costs of
   acquisitions.........    3.5       --      0.7      0.8      --      12.3     --       --
                           ----      ----    ----     ----     ----     ----    ----     ----
    Total operating
     expenses...........   76.9      74.6    74.9     62.1     66.3     76.6    78.6     80.9
                           ----      ----    ----     ----     ----     ----    ----     ----
Income from operations..    5.6       8.0     9.0     22.5     18.8      8.5     4.4      3.7
Other income, net.......    2.1       2.2     7.4      1.9      2.4      2.1     5.1      2.5
                           ----      ----    ----     ----     ----     ----    ----     ----
Income before provision
 for income taxes.......    7.7      10.2    16.4     24.4     21.2     10.6     9.5      6.2
Provision for income
 taxes..................   (1.9)     (2.7)   (2.9)    (3.3)    (2.8)    (1.5)   (1.3)    (1.0)
                           ----      ----    ----     ----     ----     ----    ----     ----
Net income..............    5.8 %     7.5 %  13.5 %   21.1 %   18.4      9.1 %   8.2 %    5.2 %
                           ====      ====    ====     ====     ====     ====    ====     ====

  The Company's growth in revenues over the last eight quarters has been primarily attributable to an increase in the number of available courses in the Company's library, an increase in the number of customers and increases in sales to existing customers, as well as the Company's expanded marketing and distribution efforts in the United States, and to a lesser extent, countries outside the United States. During the three month periods ended September 30, 1998 and December 31, 1998, the Company experienced a slowdown in the historical quarterly revenue growth rate due in part to a decline in contract renewals and upgrades and significant new contracts were also impacted by the uncertainty surrounding the volatility of the Company's stock price during the final weeks of September, 1998. In addition some contracts that were signed in the six month period ending December 31, 1998 generated less revenue than had historically been the case. Also, the Company's "Channel" businesses, including the corporate telesales operations, did not perform as well as had been anticipated. There can be no assurance that the issues that adversely affected revenues in the third and fourth quarters of 1998 will not continue to negatively affect the Company's revenues in the future.

  In 1998, the Company experienced a slowdown in the historical quarterly revenue growth rate for the quarters ended September 30, and December 31, 1998. The Company's revenues historically have been highest in the fourth quarter of each year. There can be no assurance that the issues that adversely affected revenues in the third and fourth quarters of 1998 will not continue to negatively affect the Company's net income in the future.

  During 1998, the Company hired a number of employees, particularly sales and marketing personnel, which resulted in an increase in sales and marketing expenses for the year. The Company also added a significant number of employees to research and development. As a result of these increases, as well as continued hiring in other departments, the Company expects operating expenses in future periods to be significantly higher than in prior periods.

  The Company anticipates that it will continue this hiring in the first half of 1999, which will reduce operating margins, particularly in the first and second quarters. (2)

  Liquidity and Capital Resources

  Cash, cash equivalents and short-term investments were $54.0 million, $71.5 million and $102.0 million as of December 31, 1996, 1997 and 1998, respectively. Working capital was $52.0 million, $84.0 million and $116.8 million as of December 31, 1996, 1997 and 1998 respectively.

  The increases in cash, cash equivalents, short term investments and working capital in 1997 and 1998 were due principally to net income and the proceeds from the exercise of options, which were offset by investments in property and equipment to support the Company's expanded operations.

  Net cash provided by operating activities decreased from $6.2 million in 1996 to $4.1 million in 1997 and increased to $13.5 million in 1998. The decrease in net cash provided by operating activities in 1997 was primarily due to an increase in accounts receivable in 1997. At December 31, 1997 accounts receivable had increased by $19.2 million as compared with the accounts receivable balance at December 31, 1996. This increase was due primarily to the revenue earned in the quarter ended December 31, 1997 of $45.4 million as compared to revenue of $27.8 million for the quarter ended December 31, 1996. The increase in net cash provided by operating activities in 1998 was primarily attributable to a significantly lower increase in accounts receivable than in 1997. The accounts receivable balance at December 31, 1998 increased by $3.6 million from that at December 31, 1997. The significantly lower increase in accounts receivable compared to the increase in 1997, can be attributed to the revenue generated in the quarter ended December 31, 1998 of $42.3 million compared to $45.4 in the corresponding quarter of 1997. The increase in accounts receivable balance is primarily a function of the revenue earned in the preceeding quarter and the timing of payments in respect of receivables. Accounts receivable write-offs in an accounting year to date have not been material and have been within the amounts reserved.

  Capital expenditures were approximately $7.4 million in 1996, $5.4 million in 1997 and $12.6 million in 1998. The increases in 1998 were primarily attributable to expenditures relating to computer equipment and infrastructure as a result of investments in the Companys' information systems and capital expenditures on new corporate headquarters in Redwood City, California, a new facility in Scottsdale, Arizona and the new research and development facilities in Dublin, Ireland. The Company expects that its capital expenditure will increase in 1999, primarily as a result of continuing investments in its information systems and expenditures on the new research and development facility. (1)

  The Company believes that its existing cash, cash equivalents and short-term investments and cash to be generated from operations will be sufficient to meet its expected working capital and capital expenditure requirements for at least the next twelve months. (3) The Company may from time to time consider the acquisition of complementary businesses, products or technologies, which may require additional financing.
--------
(1) This statement is a forward-looking statement reflecting current expectations. The Company's actual future performance may not meet the Company's current expectations or its current plans may change. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results" commencing on page 29 and discussions elsewhere in this Annual Report on Form 10-K of the factors that could affect future performance.

(2) This paragraph consists of forward-looking statements reflecting current expectations. The Company's actual future performance may not meet the Company's current expectations or its current plans may change. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results" commencing on page 29 and discussions elsewhere in this Annual Report on Form 10-K of the factors that could affect future performance.

(3) This is a forward-looking statement, and actual results may differ materially depending on a variety of factors, including variable operating results or presently unexpected uses of cash such as mergers and acquisitions.

 Recent Accounting Pronouncements

  In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use once certain criteria are met. The Company adopted SOP 98-1 in fiscal 1998.

  In February 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No.132, "Employers' Disclosures About Pensions and Other Post-Retirement Benefits." This statement revises employers' disclosures about pensions and other post-retirement benefit plans. It does not, however, change the measurement of recognition of those plans. This statement standardizes the disclosure requirements for pensions and other post-retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. Restatement of disclosures for earlier periods is required. The Company has implemented the provisions of SFAS 132 in 1998 for its defined contribution plan.

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activity" ("SFAS 133") which is required to be adopted in years beginning after June 15, 1999. The Company has yet to determine its date of adoption. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges of underlying transactions must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Management has not yet determined what the effect of SFAS 133 will be on the Company's consolidated financial position, results of operations or cash flows.

  In December 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" and addresses software revenue recognition as it applies to certain multiple-element arrangements. SOP 98-9 also amends SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2" through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999.

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

  The Company's expense levels are based in significant part on its expectations regarding future revenues and are fixed to a large extent in the short term. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any significant revenue shortfall would therefore have a material adverse effect on the Company's results of operations. This risk materialized in the third and fourth quarters of 1998, where profit was dramatically negatively affected by a shortfall in revenues as against management's expectations.

 Dependence on Key Personnel

  On October 1, 1998, Mr. James J. Buckley, the Company's Chairman and Chief Executive Officer, and Mr. Richard Y. Okumoto, the Company's Senior Vice President of Finance and Chief Financial Officer, stepped down from their respective positions. Messrs. Buckley and Okumoto were replaced on an interim basis by a newly formed management committee. Effective December 10, 1998 the Company appointed Mr. William G. McCabe as Chairman of the Board and Mr. Gregory M. Priest as President and Chief Executive Officer. Both Mr. McCabe and Mr. Priest served on the interim management committee that had managed the Company since October 1, 1998 and remain on the Board of Directors. Failure to retain these and other executives, or the loss of certain additional senior management personnel or other key employees, could have a material adverse effect on the Company's business and future business prospects.

  The Company's future success also depends on the continued service of its key sales, product development and additional operational personnel and on its ability to attract, motivate and retain highly qualified employees. In addition, the Company depends on writers, programmers and graphic artists, as well as third-party content providers. The Company expects to continue to hire additional product development, sales and marketing, IS and accounting staff. However, there can be no assurance that the Company will be successful in attracting, retaining or motivating key personnel. In particular, the Company's recent adverse operating results, stock price performance and management changes could create uncertainties that could have a material adverse effect on the Company's ability to attract and retain key personnel. Although the Company has repriced all stock options (other than stock options held by the Company's directors) in an effort to retain and reincent employees, there can be no assurance that this strategy will be successful, and in any event, it will have a dilutive effect on future earnings per share. The inability to hire and retain qualified personnel or the loss of the services of key personnel could have a material adverse effect upon the Company's current business, new product development efforts and future business prospects.

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

 Seasonality

  The software industry generally, and the Company in particular, are subject to seasonal revenue fluctuations, based in part on customers' annual budgetary cycles and in part on the annual nature of sales quotas. These seasonal trends have in the past caused, and in the future are expected to continue to cause, revenues in the first quarter of a year to be less, perhaps substantially so, than revenues for the immediately preceding fourth quarter. In addition, the Company has in past years added significant headcount in the sales and marketing and research and development functions in the first quarter, and to a lesser extent, the second quarter. Because these headcount additions do not immediately contribute significant revenues, the Company's operating margins in the earlier part of the year tend to be significantly lower than in the later parts of the year. Because of the issues affecting the Company's third and fourth quarter results, which will continue to negatively affect the Company for at least the next several quarters, the reduction in operating margins is expected to continue for at least the next several quarters. Many software companies also experience a seasonal downturn in demand during the summer months. There can be no assurance that these or other seasonal trends will not have a material adverse effect on the Company's results of operations.

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

  On May 29, 1998, the Company acquired The ForeFront Group, Inc., a Houston based provider of high quality, cost-effective, computer-based training products and network utilities for technical professionals. The successful combination of CBT and ForeFront, including the operation of ForeFront as an autonomous subsidiary of CBT, has required and will continue to require substantial effort from each company. The Company has experienced some difficulties in the integration of ForeFront and CBT, in particular in connection with the integration of the two companies' sales operations. These difficulties contributed to the company's failure to achieve its internal revenue expectations in the third quarter of 1998 and have continued to affect the Company since that time. These difficulties could continue to have a negative effect on future results, which could be material.

  In addition to the pending acquisition of Knowledge Well, the Company regularly evaluates acquisition opportunities and is likely to make acquisitions in the future. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's results of operations. Product and technology acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention to other business concerns, risks of entering markets in which the Company has no or limited prior experience and the potential loss of key employees of acquired companies. The Company's management has had limited experience in assimilating acquired organizations and products into the Company's operations. No assurance can be given as to the ability of the Company to integrate successfully any operations, personnel or products that have been acquired or that might be acquired in the future, and the failure of the Company to do so could have a material adverse effect on the Company's results of operations.

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

 Euro Currency

  The participating members of the European Union adopted the Euro as the common legal currency on January 1, 1999. On that same date they established the fixed conversion rates between the existing sovereign currencies and the Euro. The Company's research and development operation, as well as a number of sales operations, are based in Europe. The Company does not believe that the Euro Conversion will have a material impact on its business and financial condition. However the Company is unable to determine with certainty if the Euro conversion will have a material adverse impact on the Company's business and financial condition.

 Year 2000

  In the past, many information technology products were designed with two digit year codes that are unable to determine the correct century for a particular year. As a result, these hardware and software products may not function or may give incorrect results in and beyond the year 1999. This problem has been generally referred to as the "Year 2000" problem.

  The Company has established a Year 2000 Task Force in its Dublin Development Centre (the "Dublin Task Force") and a Year 2000 Task Force in its corporate headquarters in Redwood City, California (the "US Task Force") to together identify and resolve Year 2000 issues. The Dublin Task Force is testing the Year 2000 readiness of CBT's current software products and making appropriate modifications to ensure that CBT's software will function appropriately in 1999, the Year 2000, and throughout the next century. The Dublin Task Force is also testing the Company's internal systems in Ireland. The US Task Force is coordinating testing and preparation of the Company' internal systems throughout the world that are material to CBT's operations. The Company has defined "Year 2000 Ready" to mean that neither performance nor functionality of the hardware or software product will be negatively affected by four digit dates prior to, during, and after the Year 2000 in a material manner provided that all other products (whether hardware or software) used in or in combination with the product properly exchange data with it.

  The Company is utilizing internal resources to identify, test and as necessary correct or reprogram its products and services for Year 2000 Readiness. The Company has tested almost all of its current products that are generally available and has determined that all such products are Year 2000 Ready, except for certain older products that the Company does not plan to make Year 2000 Ready and for which there is presently relatively small demand (such as DOS based products). The Company has not specifically tested software obtained from third parties, which is incorporated in CBT's products, but plans to seek assurances from these third parties that their software is Year 2000 Ready. Despite the Company's testing or assurances from third party software providers, there can be no assurances that the Company's products do not contain undetected errors or defects associated with Year 2000 date functions which may result in delay or loss of revenue, diversion of development resources, damage to the Company's reputation, costs for third party damage claims, or increased service costs any of which could impair the Company's finances or business prospects.

  The Company is utilizing internal resources to identify, correct, replace or reprogram, and test its internal systems, including both information technology ("IT") and non-IT systems. The Company has not yet determined whether any external resources will be required. The Company's Year 2000 internal readiness program primarily covers: taking inventory of hardware, software and embedded systems, creating action plans to address known risks associated with such systems, contacting vendors for assurances that their systems are or shall be timely Year 2000 Ready, and contingency planning. The Company has initiated an assessment of its material internal IT systems and its non-IT systems. There can be no assurance that the Company's internal systems or the systems of other companies on which the Company's systems rely will be timely Year 2000 Ready and that such failure to achieve Year 2000 Readiness will not have a material adverse effect on the Company's systems.

  The Company has thus far funded its Year 2000 Readiness plan from operating cash flows and in the past has not separately accounted for these costs. These costs have principally been the related payroll costs for personnel in the development and information systems group. The Company estimates that costs incurred through December 31, 1998 in connection with the Year 2000 Readiness program have not been material to the Company. In connection with the Company's internal system Year 2000 readiness plan, the Company will incur additional costs which may be material for internal and possibly external administrative personnel to manage the project, and for new (or upgrades to) internal use software, hardware and related engineering costs. Although the Company expects to implement successfully the systems and programming changes necessary to adequately address issues confronting the Company raised by the Year 2000 problem, there can be no assurance, however, that problems will not arise with respect to Year 2000 Readiness that the Company fails to identify or address timely. The Company's inability to timely implement such changes could have a material adverse effect on future results of operations.

  Some commentators have stated that a significant amount of litigation will arise out of Year 2000 Readiness issues, and the Company is aware of lawsuits against other software vendors. In addition, the Company could be affected by Year 2000 litigation against its software development partners. Because of the unprecedented nature of such litigation and unknown impact of the Year 2000 problem, it is uncertain to what extent the Company may be affected by such litigation.

  The Company presently has only minimal information concerning the Year 2000 Readiness status of its customers. If the Company's current or future customers fail to achieve Year 2000 Readiness or if they divert or delay technology expenditures to focus on or in connection with preparing their business for the Year 2000, capital expenditure, software investment and training budgets may be delayed or spent on remediation efforts rather than information technology training. Such a delay in software investment or diversion of software investment or training funds could reduce the demand for the Company's products both (a) directly, if current and potential customers allocate less funds to information technology training, and (b) indirectly, by delaying the purchase and implementation of new systems. This could adversely affect the Company's future revenues, although the impact is not known at this time.

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

  The Company is also subject to external forces that might affect industry and commerce generally, such as Year 2000 Readiness failures at utility, transportation, telecommunication, and Internet provider companies and related service interruptions. In addition, because the Company has facilities, operations, and customers located throughout the world, the Company's operations and financial results may be impacted more severely than those of other businesses by the failure of its internal network or by the temporary loss of telecommunication systems or the Internet generally.

  The Company has not yet developed a contingency plan to address situations that may result if it is unable to achieve Year 2000 Readiness of its critical operations. The cost of developing or implementing such a plan may itself be material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company did not directly or benefically own any market risk sensitive instruments at the end of fiscal 1998 or fiscal 1997.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page
                                                                        Number
                                                                        ------
Report of Ernst & Young, Independent Auditors..........................    36
Consolidated Balance Sheets............................................    37
Consolidated Statements of Operations..................................    38
Consolidated Statements of Changes in Shareholders' Equity and
 Comprehensive Income.................................................. 39-41
Consolidated Statements of Cash Flows..................................    42
Notes to Consolidated Financial Statements............................. 43-59

                 REPORT OF ERNST & YOUNG, INDEPENDENT AUDITORS

The Board of Directors and Shareholders.

CBT Group PLC

  We have audited the accompanying consolidated balance sheets of CBT Group PLC as of December 31, 1997 and 1998 and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of The Forefront Group, Inc., a company acquired by the Company in a business combination accounted for as a pooling-of-interests as described in note 4 to the consolidated financial statements, which statements reflect total assets of $10,008,111 as of December 31, 1997, and total revenues of $13,798,466 and $18,407,770 for the years ended December 31, 1996 and 1997, respectively. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to data included for The Forefront Group, Inc., is based solely on the report of the other auditors.

  We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits, and the report of other auditors, provide a reasonable basis for our opinion.

  In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CBT Group PLC at December 31, 1997 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with United States generally accepted accounting principles.

                                              /s/ Ernst & Young
                                              _________________________________

                                              ERNST & YOUNG

Dublin, Ireland
Date: January 19, 1999

                                 CBT GROUP PLC

                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                              At December 31
                                                             ------------------
                                                               1997      1998
                                                             --------  --------
                          ASSETS
Current assets
Cash and cash equivalents..................................  $ 35,505  $ 65,648
Short term investments.....................................    36,038    36,386
Accounts receivable, net...................................    40,031    43,508
Inventories................................................       615       247
Deferred tax assets, net...................................       140       253
Prepaid expenses...........................................     4,198     5,777
                                                             --------  --------
  Total current assets.....................................   116,527   151,819
Intangible assets..........................................     5,956     4,237
Property and equipment, net................................    10,207    17,636
Investments................................................       200       550
Deferred tax assets, net...................................       342       --
Other assets...............................................     8,097    16,002
                                                             --------  --------
  Total assets.............................................  $141,329  $190,244
                                                             ========  ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Borrowings under bank overdraft facility and overdrafts....        13       --
Accounts payable...........................................     4,820     5,161
Accrued payroll and related expenses.......................     6,411     6,790
Other accrued liabilities..................................    16,715    20,023
Deferred revenues..........................................     4,550     3,004
                                                             --------  --------
  Total current liabilities................................    32,509    34,978
Non Current Liabilities
Minority equity interest...................................       622       383
Other liabilities..........................................       519        82
                                                             --------  --------
  Total non current liabilities............................     1,141       465
Shareholders' equity
Ordinary shares, IR9.375p par value: 120,000,000 shares
authorized at December 31, 1997 and 1998; issued and
outstanding 41,763,452 and 41,706,273 at December 31, 1997
and 44,412,808 and 44,387,039 shares at December 31, 1998..     6,369     6,725
Additional paid-in capital.................................    97,870   127,869
Accumulated profit.........................................     2,986    19,293
Capital redemption.........................................       --        231
Deferred compensation......................................      (112)      --
Other comprehensive income.................................       568       685
Treasury stock, 25,769 shares at cost......................        (2)       (2)
                                                             --------  --------
Total shareholders' equity.................................   107,679   154,801
                                                             --------  --------
  Total liabilities and shareholders' equity...............  $141,329  $190,244
                                                             ========  ========

                            (see accompanying notes)

                                 CBT GROUP PLC

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)

                                                    Years ended December 31,
                                                    ---------------------------
                                                     1996      1997      1998
                                                    -------  --------  --------
Revenues........................................... $87,364  $137,047  $162,232
Cost of revenues...................................  15,445    22,502    25,137
                                                    -------  --------  --------
Gross profit.......................................  71,919   114,545   137,095
Operating expenses:
  Research and development.........................  14,502    20,878    25,832
  Sales and marketing..............................  39,288    59,160    75,395
  General and administrative.......................   9,075    11,601    15,893
  Acquired research and development................   2,799     4,097       --
  Costs of acquisitions............................   2,155     1,534     5,505
                                                    -------  --------  --------
    Total operating expenses.......................  67,819    97,270   122,625
                                                    -------  --------  --------
Income from operations.............................   4,100    17,275    14,470
Interest income, net...............................   2,821     2,729     4,218
Gain on sale of assets.............................     --      1,869       --
Net exchange gain..................................       4       112       516
                                                    -------  --------  --------
Income before provision for income taxes...........   6,925    21,985    19,204
Provision for income taxes.........................  (2,419)   (3,916)   (2,666)
                                                    -------  --------  --------
Net Income......................................... $ 4,506  $ 18,069  $ 16,538
                                                    =======  ========  ========
Net income per share--Basic........................ $  0.12  $   0.45  $   0.38
                                                    =======  ========  ========
Net income per share--Diluted...................... $  0.11  $   0.41  $   0.36
                                                    =======  ========  ========


                            (see accompanying notes)

                                 CBT GROUP PLC

 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE
                                    INCOME
                            (dollars in thousands)

                           Additional Accumulated                          Receivable      Other                  Total
                  Ordinary  paid-in      profit    Capital     Deferred       from     comprehensive Treasury shareholders'
                   shares   capital    (deficit)  redemption compensation shareholders    income      stock      equity
                  -------- ---------- ----------- ---------- ------------ ------------ ------------- -------- -------------
Balance at
 December 31,
 1995...........   $5,530   $72,412    $(18,196)    $ --        $(586)       $(190)        $   1      $  (2)     $58,969
Issuance of
 37,632 ordinary
 shares as a
 result of
 pooling
 Scholars.com...        5        (5)        --        --          --           --            --         --           --
Issuance of
 39,212 ordinary
 shares as a
 result of the
 acquisition of
 Blue Squirrel..        6       392         --        --          --           --            --         --           398
Issuance of
 70,124 ordinary
 shares as a
 result of the
 acquisition of
 BookMaker......       10     2,405         --        --          --           --            --         --         2,415
Issuance of
 1,572,456
 ordinary shares
 as a result of
 option
 exercises and
 139,580 from
 employee
 purchase plan..      257     2,459         --        --          --           --            --         --         2,716
 Amortization of
 deferred
 compensation...      --        (16)        --        --          217          --            --         --           201
Received from
 shareholders...      --        --          --        --          --           190           --         --           190
Distributions to
 stockholders...      --        --       (1,505)      --          --           --            --         --        (1,505)
Comprehensive
 Income:
Net income......      --        --        4,506       --          --           --            --         --         4,506
Translation
 adjustment.....      --        --          --        --          --           --            358        --           358
                                                                                                                 -------
Comprehensive
 Income.........                                                                                                   4,864
                   ------   -------    --------     -----       -----        -----         -----      -----      -------
Balance at
 December 31,
 1996...........   $5,808   $77,647    $(15,195)    $ --        $(369)       $ --          $ 359      $  (2)     $68,248

                           (see accompanying notes)

                                 CBT GROUP PLC

 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE
                                    INCOME
                            (dollars in thousands)

                           Additional Accumulated                          Receivable      Other                  Total
                  Ordinary  paid-in     profit     Capital     Deferred       from     comprehensive Treasury shareholders'
                   shares   capital    (deficit)  redemption compensation shareholders    income      stock      equity
                  -------- ---------- ----------- ---------- ------------ ------------ ------------- -------- -------------
Balance at
 December 31,
 1996...........   $5,808   $77,647    $(15,195)    $ --        $ (369)      $ --          $ 359      $  (2)    $ 68,248
Issuance of
 258,000
 ordinary shares
 as a result of
 pooling
 MidEast........       37       370         --        --           --          --            --         --           407
Issuance of
 3,229,864
 ordinary shares
 as a result of
 option
 exercises and
 91,492 from
 employee share
 purchase plan..      522    16,438         --        --           --          --            --         --        16,960
Issuance of
 7,791 ordinary
 shares as a
 result of the
 acquisition of
 BookMaker......        2       214         --        --           --          --            --         --           216
Issuance of
 ordinary shares
 as a result of
 the acquisition
 of Lantec......      --      2,552         --        --           --          --            --         --         2,552
Taxation credit
 as a result of
 disqualifying
 dispositions...      --        825         --        --           --          --            --         --           825
Amortization of
 deferred
 compensation...      --       (176)        --        --           257         --            --         --            81
Adjustment to
 record the
 overlap in
 accounting for
 ALA's net loss
 from January 1,
 1997 to June
 30, 1997.......      --        --          112       --           --          --            --         --           112
Comprehensive
 Income:
Net income......      --        --       18,069       --           --          --            --         --        18,069
Translation
 adjustment.....      --        --          --        --           --          --            209        --           209
                                                                                                                --------
Comprehensive
 Income.........      --        --          --        --           --          --            --         --        18,278
                   ------   -------    --------     -----       ------       -----         -----      -----     --------
Balance at
 December 31,
 1997...........   $6,369   $97,870    $  2,986     $ --        $(112)       $ --          $ 568      $ (2)     $107,679

                           (see accompanying notes)

                                 CBT GROUP PLC

 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE
                                    INCOME
                            (dollars in thousands)

                          Additional Accumulated                          Receivable      Other                  Total
                 Ordinary  paid-in     profit     Capital     Deferred       from     comprehensive Treasury shareholders'
                  shares   capital    (deficit)  redemption compensation shareholders    income      stock      equity
                 -------- ---------- ----------- ---------- ------------ ------------ ------------- -------- -------------
Balance at
 December 31,
 1997...........  $6,369   $ 97,870    $ 2,986     $ --        $(112)       $ --          $ 568      $  (2)    $107,679
Issuance of
 2,314,200
 ordinary shares
 as a result of
 option
 exercises,
 194,734 from
 employee share
 purchase plan
 and 7,016 from
 the exercise of
 warrants.......     334     29,493        --        --          --           --            --         --        29,827
Release of
 31,410 Escrow
 shares in
 respect of
 BookMaker
 acquisition....       4        303        --        --          --           --            --         --           307
Issue of
 exchangable
 shares in
 respect of
 LanTec
 acquisition....      18        (18)       --        --          --           --            --         --           --
Amortization of
 deferred
 compensation...     --         --         --        --          112          --            --         --           112
Capital
 redemption
 reserve........     --         --        (231)      231         --           --            --         --           --
Tax credit on
 disqualifying
 dispositions...     --         221        --        --          --           --            --         --           221
Comprehensive
 Income:
Net income......     --         --      16,538       --          --           --            --         --        16,538
Translation
 adjustment.....     --         --         --        --          --           --            117        --           117
                                                                                                               --------
Comprehensive
 Income.........                                                                                                 16,655
                  ------   --------    -------     -----       -----        -----         -----      -----     --------
Balance at
 December 31,
 1998...........  $6,725   $127,869    $19,293     $ 231       $ --         $ --          $ 685      $  (2)    $154,801
                  ======   ========    =======     =====       =====        =====         =====      =====     ========

                           (see accompanying notes)

                                 CBT GROUP PLC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            ( dollars in thousands)

Increase (decrease) in cash and cash equivalents

                                                     Years ended December
                                                              31,
                                                    -------------------------
                                                     1996     1997     1998
                                                    -------  -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income......................................... $ 4,506  $18,069  $16,538
Adjustments to reconcile net income to net cash
 provided by operating activities:
Depreciation and amortization......................   2,437    3,582    6,689
Non cash acquired research and development.........   2,799    4,097      --
Taxation credit from disqualifying dispositions....     --       825      221
(Gain)/ loss on disposal of assets.................     --    (1,869)     318
Overlap in accounting for ALA net loss, excluding
 depreciation......................................     --       (67)     --
Accrued interest on short-term investments.........     221     (465)     241
Changes in operating assets and liabilities:
Accounts receivable................................  (5,910) (19,199)  (3,636)
Inventories........................................    (116)       2      367
Deferred tax assets................................    (132)      49      215
Prepaid expenses and other assets..................  (4,260)  (5,375)  (9,527)
Accounts payable...................................   1,822      168      406
Accrued payroll and related expenses and other
 accrued liabilities...............................   2,780    7,175    3,118
Deferred revenue...................................   2,096   (2,855)  (1,485)
                                                    -------  -------  -------
Net cash provided by operating activities..........   6,243    4,137   13,465
                                                    -------  -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets.....................     --    (5,297)     --
Purchases of property and equipment................  (7,378)  (5,410) (12,634)
Payments to acquire short-term investments.........  (1,334)  (2,291) (93,673)
Payments to acquire Blue Squirrel, LanTec..........    (128)  (1,803)     --
Proceeds from acquisition of BookMaker.............      77      --       --
Proceeds from short-term investments...............  12,998    3,500   93,085
Proceeds from investments..........................     --     4,997      --
Proceeds from sale of assets.......................     --     1,869      --
Payments to acquire investments....................  (4,997)    (200)    (350)
                                                    -------  -------  -------
Net cash used in investing activities..............    (762)  (4,635) (13,572)
                                                    -------  -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable.........................     (79)     --       --
Repayments under bank overdraft facility...........  (1,381)    (140)     (13)
Repayments of bank loan............................    (742)     --       --
Payment of receivables from shareholders...........     190      --       --
Proceeds from issuance of preferred shares in
 subsidiary........................................     --       606      --
Proceeds from issuance of ordinary shares, net.....   2,716   17,367   30,124
Dividend distributions.............................  (1,505)     --       --
                                                    -------  -------  -------
Net cash provided (used) by financing activities...    (801)  17,833   30,111
                                                    -------  -------  -------
Effect of exchange rate changes on cash and cash
 equivalents.......................................    (135)     929      139
                                                    -------  -------  -------
Net increase in cash and cash equivalents..........   4,545   18,264   30,143
Cash and cash equivalents at beginning of period...  12,696   17,241   35,505
                                                    -------  -------  -------
Cash and cash equivalents at end of period......... $17,241  $35,505  $65,648
                                                    =======  =======  =======
Supplemental disclosure of cash flow information:
Interest paid...................................... $   108  $    43  $    30
Taxes paid......................................... $   847  $   994  $ 2,283

                            (see accompanying notes)

                                 CBT GROUP PLC

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

 Organization

  CBT Group PLC is organized as a public limited company under the laws of the Republic of Ireland. CBT Group PLC and its subsidiaries (collectively, the "Company" or "CBT") develops and markets interactive information technology ("IT") education and training software. The principal market for the Company's products comprises major U.S. national and multinational organizations.

 Basis of Presentation and Principles of Consolidation

  The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States and include the Company and its subsidiaries in the United States, United Kingdom, Ireland, South Africa, Canada, Germany, Australia, the Netherlands, Sweden, Norway, Denmark, the Commonwealth of the Bahamas and Grand Cayman after eliminating all material inter-company accounts and transactions. All acquisitions have been accounted for under the purchase accounting method, except for the mergers with Personal Training Systems ("PTS"), CBT Systems Canada Limited ( formerly known as New Technology Training Limited ) ("NTT"), CLS Consult Gessellschaft fur Beratung, Management und Beteiligung mbH ("CLS"), CBT Systems Benelux B.V. ("Benelux"), Applied Learning Limited ("ALA"), Ben Watson & Associates Limited ("Scholars.com"), CBT Systems Middle East Limited ("MidEast"), and The ForeFront Group, Inc ("ForeFront"), which have been included in the consolidated financial statements under the pooling of interests method (see note 4).

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Translation of Financial Statements of Foreign Entities

  The reporting currency for the Company is the U.S. dollar ("dollar"). The functional currency of the Company's subsidiaries in the United States, United Kingdom, Republic of South Africa, Canada, Germany, Australia, the Netherlands, Sweden, Norway and Denmark are the currencies of those countries. The functional currency of the Company's subsidiaries in Ireland, the Commonwealth of the Bahamas and Grand Cayman is the dollar.

  Balance sheet amounts are translated to the dollar from the local functional currency at year-end exchange rates, while statements of operations amounts in local functional currency are translated using average exchange rates. Translation gains or losses are recorded in other comprehensive income. Currency gains or losses on transactions denominated in a currency other than an entity's functional currency are recorded in the results of the operations. The Company has not undertaken hedging transactions to cover its currency exposures.

 Revenue Recognition

  Beginning in fiscal 1998, the Company adopted Statement of Position 97-2 "Software Revenue Recognition" as amended by Statement of Position 98-4. The effect of adoption did not have a material impact on the Company's results of operations.

  The Company derives its revenues primarily pursuant to license agreements under which customers license usage of delivered products for a period of one, two or three years. On each anniversary date during the term of

                                 CBT GROUP PLC

1. Organization and Summary of Significant Accounting Policies (continued)

multiyear license agreements, customers are allowed to exchange any or all of the licensed products for an equivalent number of alternative products within the CBT library. The first year license fee is generally recognized as revenue at the time of delivery of all products, provided the Company's fees are fixed or determinable and collections of accounts receivable are probable. Subsequent annual license fees are recognized on each anniversary date, provided the Company's fees are fixed or determinable and collections of accounts receivable are probable. The cost of satisfying any Post Contract Support ("PCS") is accrued at the time revenue is recognized as PCS fees are included in the annual license fee, the estimated cost of providing PCS during the agreements is insignificant and unspecified upgrades or enhancements offered have been and are expected to be minimal and infrequent. For multi-element agreements Vendor Specific Objective Evidence exists to allocate the total fee to the undelivered elements of the agreement. In addition, the Company derives revenues from sales of its products, which is recognized upon shipment, net of allowances for estimated future returns and for excess quantities in distribution channels, provided the Company's fees are fixed or determinable and collections of accounts receivable are probable.

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

 Cost of Revenues

   Cost of revenues include materials (such as diskettes, compact discs, packaging and documentation), royalties paid to third parties, the portion of development costs associated with product co-development arrangements, fulfillment costs and the amortization of the cost of purchased products. Approximately $803,000, $442,000 and $596,000 of development expenses incurred in connection with development and marketing alliances were charged to cost of revenues in 1996, 1997 and 1998, respectively.

 Inventories

  Inventories are stated at the lower of cost (first in, first out) or net realizable value and consist principally of compact discs, diskettes and manuals. Net realizable value is the estimated selling price less all applicable selling costs.

 Research and Development

  Research and development expenditures are generally charged to operations as incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Development costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant. Through December 31, 1998, all research and development costs have been expensed as incurred.

 Intangible Fixed Assets

  In December 1997 the Company and Street Technologies, Inc. ("Street") a developer of technology to "stream" multimedia and other large data files to permit real-time delivery over local and wide area networks,

                                 CBT GROUP PLC

1. Organization and Summary of Significant Accounting Policies (continued)

corporate intranets and the Internet, entered into an agreement pursuant to which Street granted to the Company a perpetual license to its software in return for a once off payment of $5,297,000. As part of the agreement the Company disposed of its investment in Street for $4,997,000, which was the cost of its original investment. The Company commenced amortizing this asset, using the straight line method, over a period of five years on January 1, 1998. Also included in intangible assets are goodwill and other intangibles relating to the acquisition of Lantec (see note 4). These intangibles were amortized in full at December 31, 1998. Accumulated amortization at December 31, 1997 and 1998 was $13,000 and $1,732,000 respectively.

 Property and Equipment

  Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over estimated useful lives of two to five years. Leasehold improvements are amortized over the lesser of the term of the lease or the estimated useful life of the asset.

 Net Income Per Share

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

  Basic net income per share is calculated using the weighted average number of ordinary shares of the Company outstanding during the period including the issuance of Company ordinary shares as a result of pooling of interests (see note 4), at the beginning of the earliest period presented or subsequent date of incorporation of the pooled entity as applicable. Diluted net income per share is similarly calculated using the combined weighted average number of ordinary and dilutive potential ordinary shares, (as determined using the treasury stock method), such as shares issuable pursuant to the exercise of options outstanding, of the Company including the issuance of Company ordinary and dilutive potential ordinary shares as a result of pooling of interests.

 Defined Contribution Plan

  The Company sponsors and contributes to a defined contribution plan for certain employees and directors. Contribution amounts by the Company are determined by management and allocated to employees on a pro rata basis based on the employees' contribution. The Company contributed approximately $232,000, $270,000 and $350,000 to the Plan in the years ended December 31, 1996, 1997 and 1998, respectively.

 Stock Based Compensation

  Statement of Financial Accounting Standards No. 123, "Accounting for Stock - Based Compensation" encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25. "Accounting for Stock Issued to Employees" ("APB25"), and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. This cost is deferred and charged to expense ratably over the vesting period, generally four years. Where shares are issued at less than the deemed value for accounting

                                 CBT GROUP PLC

1. Organization and Summary of Significant Accounting Policies (continued)

purposes, the excess of the deemed value for accounting purposes over the amount the employee must pay to acquire the shares is charged to expense as stock compensation and credited to additional paid-in capital in the period of transfer. The Company has recognized compensation expense of $201,050, $81,100 and $112,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

 Advertising Costs

  Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expenses amounted to $3.6 million, $9.3 million and $11.4 million for the years ended December 31, 1996, 1997 and 1998 respectively.

 Gain on sale of assets

  In September 1997, ForeFront sold certain of its Internet printing technologies under development to Hewlett-Packard Company and licensed additional technologies to be used in connection with ongoing development efforts of Hewlett-Packard, and recorded an one-time gain of $1.87 million (net of closing costs). The sale proceeds consisted entirely of cash which was received by the Company in September 1997.

 Government Grants

  Applications for payment under the grant agreement are made on a quarterly basis. The application is matched with the relevant expenditure for the period and, once approved by the grant authority, the grant is recognized and offset against the relevant expense in the statement of operations.

  Employment Grants are payable in two equal annual installments. The first installment is due when the employee is made permanent and the second on the anniversary thereof. Rent grants are payable quarterly equal to 40% of the rent of the Company's Irish premises, subject to a maximum amount. Management development grants are payable quarterly for 50% of the eligible costs of employing five members of management, subject to a maximum amount.

 Concentration of Credit Risk

  Financial instruments that potentially subject the Company to concentration of credit risk consists principally of cash investments and trade receivables. The Company invests its excess cash in deposits with major banks, in U.S. Treasury and U.S. agency obligations and in debt securities of corporations with strong credit ratings. The Company performs periodic evaluations of the relative credit standing of all the financial institutions dealt with by the Company, and considers the related credit risk to be minimal.

  The principal market for the Company's products comprises major U.S. national and multi-national organizations. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. To date such losses have been within management's expectations. The Company had an allowance for doubtful accounts of $1,219,500 and $1,142,800 at December 31, 1997 and 1998, respectively. The Company generally requires no collateral from its customers.

 Accounting for Income Taxes

  The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes", which uses the liability method to calculate deferred income taxes.

                                 CBT GROUP PLC

1. Organization and Summary of Significant Accounting Policies (continued)

 Cash, Cash Equivalents and Short-Term Investments

  Cash and cash equivalents consist of cash on deposit with banks, money market instruments, and certificates of deposit with maturities of 90 days or less when acquired.

  Short-term investments at December 31, 1997 and 1998 comprise debt securities issued by the U.S. Treasury, U.S. agency obligations and debt securities of corporations with strong credit ratings with a maturity of less than six months but greater than three months at the date of acquisition by the Company. These are included at cost plus accrued interest, which approximates the fair market value of the securities. At December 31, 1997 and 1998 $36,038,000 and $36,386,000 respectively (inclusive of accrued interest of $713,000 and $472,000 respectively) was held in short-term investments. The Company classifies available for sale securities as short-term investments.

 Other Assets

  Other assets at December 31, 1997 and 1998 consist primarily of deferred sales commissions. Deferred sales commissions are charged to expense when the related revenue is recognized.

2. Net Income Per Share

  The following table sets forth the computation of basic and diluted net income per share:

                                                         1996    1997    1998
                                                        ------- ------- -------
                                                        (dollars in thousands,
                                                           except per share
                                                               amounts)
Numerator:
  Numerator for basic and diluted net income per
   share--income available to common shareholders...... $ 4,506 $18,069 $16,538
                                                        ======= ======= =======
Denominator:
  Denominator for basic net income per share--weighted
   average shares......................................  37,276  40,292  43,630
  Effect of dilutive securities:
  Employee stock options...............................   4,736   3,836   2,349
                                                        ------- ------- -------
  Denominator for diluted net income per share--
   adjusted weighted average shares and assumed
   conversion..........................................  42,012  44,128  45,979
                                                        ======= ======= =======
Basic net income per share............................. $  0.12 $  0.45 $  0.38
                                                        ======= ======= =======
Diluted net income per share........................... $  0.11 $  0.41 $  0.36
                                                        ======= ======= =======

3. Comprehensive Income

  As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No.130 ("SFAS 130"), "Reporting Comprehensive Income", which established new rules for the reporting and display of comprehensive income and its components; however, adoption in 1998 had no impact on the Company's net income or shareholders' equity. SFAS 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

                                 CBT GROUP PLC

4. Acquisitions and Mergers

  On May 31, 1996, a merger occurred between the Company and CLS, a distributor of multimedia training and education software based in Germany, under which the Company issued 145,604 ordinary shares for all the outstanding stock of CLS. On the same date a merger occurred between the Company and NTT, the Company's Canadian distributor, under which the Company issued 146,124 ordinary shares for all the outstanding stock of NTT.

  On February 28, 1997, a merger occurred between the Company and ALA, a distributor of multimedia training and education software based in Australia, under which the Company issued 343,084 ordinary shares for all the outstanding stock of ALA. On the same date a merger occurred between the Company and Benelux, the Company's Benelux distributor, under which the Company issued 71,360 ordinary shares for all the outstanding stock of Benelux.

  On August 31, 1997, a merger occurred between the Company and Scholars.com, a provider of online mentoring, under which the Company issued 37,632 ordinary shares for all the outstanding stock of Scholars.com.

  On December 1, 1997, a merger occurred between the Company and MidEast, the Company's Middle Eastern distributor, under which the Company issued 258,000 ordinary shares for all the outstanding stock of MidEast. On May 28, 1998, a merger occurred between the Company and ForeFront, under which the Company issued 2,182,851 ordinary shares for all outstanding stock of ForeFront. The financial results of the Company, CLS, NTT, ALA, Benelux, Scholars.com, MidEast and ForeFront have been accounted for using the "pooling-of-interests" method. The "pooling-of-interests" method gives effect to the mergers as if they had occurred at the beginning of the earliest period presented or subsequent date of incorporation of the pooled entity as applicable. The consolidated financial statements as presented are based on the Company's historical consolidated financial statements and CLS's, NTT's ALA's, Benelux's, Scholars.com's, MidEast's and ForeFront's historical financial statements.

  The consolidated financial information for the year ended December 31, 1997 and 1998 includes the results of the Company and CLS, NTT, ALA, Benelux, Scholars.com, MidEast (from the date of its incorporation) and ForeFront for these periods and the assets and liabilities of the Company and CLS, NTT, ALA, Benelux, Scholars.com, MidEast and ForeFront as at December 31, 1997 and 1998, respectively. The comparative figures for the year ended December 31, 1996 comprise the results of the Company and CLS, NTT, Benelux, Scholars.com and ForeFront for that period combined with the results of ALA for the year ended June 30, 1997. ALA and Benelux, in the two month period ended February 28, 1997 had net revenues of $1,094,315 and $374,390 respectively. Net income in that period was $123,642 and $21,190, respectively.

  Scholars. com, in the eight month period ended August 31, 1997 had net revenues of $1,293,518. Net income in that period was $111,418.

  MidEast was established in April 1997 and in the period to December 1, 1997 had net revenues of $225,171. The net loss in the period was $532,046.

  ForeFront in the six month period ended June 30, 1998 had net revenues of $12.1 million. The net loss for the six month period ended June 30, 1998 was $3.1 million.

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

                                 CBT GROUP PLC

4. Acquisitions and Mergers (continued)

  The results of the operations for the enterprise acquired in 1998 and the combined amounts presented in the consolidated financial statements are summarized below (dollars in thousands):

                                                    Years Ended December 31,
                                                    ---------------------------
                                                     1996      1997      1998
                                                    -------  --------  --------
Revenues:
  CBT Group PLC.................................... $73,566  $118,639  $139,919
  ForeFront........................................  13,798    18,408    22,313
                                                    -------  --------  --------
    Combined....................................... $87,364  $137,047  $162,232
                                                    =======  ========  ========
Net income:
  CBT Group PLC.................................... $11,839  $ 22,197  $ 21,891
  ForeFront........................................  (7,333)   (4,128)   (5,353)
                                                    -------  --------  --------
    Combined....................................... $ 4,506  $ 18,069  $ 16,538
                                                    =======  ========  ========

 ForeFront Acquisitions

  On March 8, 1996 ForeFront acquired Blue Squirrel, Inc., for a consideration comprising 39,212 equivalent CBT ordinary shares and $100,000 in cash to retire debt assumed by ForeFront. On June 12, 1996, ForeFront acquired BookMaker Corporation, and issued 81,968 equivalent CBT ordinary shares. On July 22, 1996, a merger occurred between ForeFront and AllMicro Inc. under which the stockholders of AllMicro received 331,315 equivalent CBT ordinary shares. On September 29, 1997, ForeFront acquired Lan Professional, Inc. "LanTec", in exchange for $1.8 million and 174,860 equivalent CBT ordinary shares, which are issuable upon exchange of an equivalent number of Exchangeable Shares of LanTec retained by the LanTec shareholders at closing. The acquisitions of Blue Squirrel, Inc., BookMaker Corporation and LanTec have been accounted for under the "purchase method" and accordingly, the operating results are included in the operating results since the date of acquisition. The merger with AllMicro has been accounted for using the "pooling of interests" method.

5. Property and Equipment

  Property and equipment, at cost, consist of the following:

                                                                 1997    1998
                                                                ------- -------
                                                                  (dollars in
                                                                  thousands)
Office and computer equipment.................................. $13,993 $22,781
Furniture, fixtures and others.................................   3,547   6,431
                                                                ------- -------
Total property and equipment...................................  17,540  29,212
Accumulated depreciation.......................................   7,333  11,576
                                                                ------- -------
Property and equipment, net.................................... $10,207 $17,636
                                                                ======= =======

  Depreciation of property and equipment amounted to $2,236,503, $3,488,104 and $4,858,399 for the years ended December 31, 1996, 1997 and 1998, respectively.

                                 CBT GROUP PLC

6. Other Accrued Liabilities

  Other accrued liabilities consist of the following at December 31 (dollars in thousands):

                                                                 1997    1998
                                                                ------- -------
Royalties...................................................... $ 3,305 $ 4,756
Income and other taxes payable.................................   6,484   7,363
Other..........................................................   6,926   7,904
                                                                ------- -------
                                                                $16,715 $20,023
                                                                ======= =======

7. Operating Lease Commitments

  The Company leases various facilities, automobiles and equipment under non-cancellable operating lease arrangements. The major facilities leases are for terms of 2 to 5 years, (except for CBT Systems Limited's new premises which has a non-cancellable lease term of 11 years) and generally provide renewal options for terms of up to 3 additional years. Rent expense under all operating leases was approximately $2,245,000, $2,694,000 and $3,696,000 in 1996, 1997 and 1998, respectively. Future minimum lease payments under these non-cancellable operating leases as of December 31, 1998 are as follows (dollars in thousands):

            1999................................. $ 5,018
            2000.................................   4,644
            2001.................................   4,161
            2002.................................   3,722
            2003.................................   2,700
            Thereafter...........................   3,755
                                                  -------
              Total minimum lease payments....... $24,000
                                                  =======

8. Contingencies

  During 1998, the previously disclosed litigation involving the transfer of certain securities of Datacode Electronics Ltd. was settled. All amounts paid in relation to the settlement have been expensed.

  Since the end of the third quarter of 1998 purported class action lawsuits were filed in the United States District Court for the Northern District of California, the United States District Court for the Southern District of New York and the Superior Court of California for the County of San Mateo against CBT Group PLC, its American operating subsidiary, CBT Systems USA Ltd. and certain of its former and current officers and directors alleging violations of the federal securities laws. The complaints allege that the defendants misrepresented and/or omitted to state material facts regarding CBT's business and financial condition and prospects during the class periods in order to artificially inflate and maintain the price of the Company's ADSs, and misrepresented and/or omitted to state material facts in the registration statement and prospectus issued in connection with the merger with The ForeFront Group, Inc., artificially inflating the price of the Company's ADSs.

  The Company believes that these actions are without merit and intends to vigorously defend itself against these claims. Although the outcome of these actions cannot presently be determined, an adverse resolution of these matters could have a material adverse effect on the Company's financial position and results of operations.

                                 CBT GROUP PLC

8. Contingencies (continued)

  On October 29, 1998, a derivative complaint was filed in the Superior Court of California for the County of San Mateo against several present and former officers and directors of the Company alleging that these persons violated various duties to the Company. The derivative complaint also names the Company as a nominal defendant. The derivative complaint is predicated on the factual allegations contained in the class action complaints discussed above. No demand was previously made to the Company's Board of Directors or shareholders concerning the allegations of the derivative complaint, which seeks an unspecified amount of damages.

  In addition, certain other claims and litigation have arisen against the Company in the ordinary course of its business. The Company believes that all such claims and lawsuits against the Company are without merit, and the Company intends to vigorously contest such disputes. In the opinion of management, the outcome of such disputes will not have a material effect on its financial position, results of operations or liquidity, as reported in these financial statements.

  Depending on the amount and timing of any unfavorable resolution of these matters, it is possible that the Company's future results of operations or cash flows could be materially affected in a particular period.

9. Shareholders' Equity

  Dividends may only be declared and paid out of profits available for distribution determined in accordance with accounting principles generally accepted in Ireland and applicable Irish Company Law. Any dividends, if and when declared, will be declared and paid in dollars.

  In 1995, the Company issued warrants to purchase 11,699 ordinary shares to holders of previously outstanding preferred stock. Warrants to purchase 15,173 ordinary shares were also issued to the holders of previously outstanding senior convertible notes. The warrants to purchase ordinary shares at $8.99 per share have a five-year term.

 Share Option Plans

  The Company has elected to follow Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options generally equals the market price of the underlying stock on the date of grant, no compensation expense is generally recognized.

  However, for certain options granted by ForeFront in August and September 1995, ForeFront recognized deferred compensation for the excess of the deemed value for accounting purposes of the common stock on the date the options were granted ($8.99 per share) over the $3.60 exercise price of such options. Aggregate deferred compensation of $726,375 resulted from the issuance of these options, and compensation expense is recognized ratably over the vesting period of each option, generally four years. ForeFront recognized $201,050, $81,100 and $112,000 of this amount as compensation expense for the years ended December 31, 1996, 1997 and 1998, respectively.

  The Company has six share option plans, the 1990 Share Option Scheme (the "1990 Plan"), the 1994 Share Option Plan (the "1994 Plan"), the Supplemental Share Option Scheme (the "1996 Plan"), the 1992 ForeFront

                                 CBT GROUP PLC

9. Shareholders' Equity (continued)

Stock Option Plan (the "FF92 Plan"), the 1996 ForeFront Non-Qualified Stock Option Plan (the "FF96 Plan") and the 1996 ForeFront Non-Employee Directors' Stock Option Plan (the "FF Directors' 1996 Plan"), (collectively the "Plans")

  Under the 1990 Plan, options to acquire ordinary shares in the Company may be granted to any director or employee of the Company. Under the 1994 Plan, all employees and directors of the Company and any independent contractor who performs services for the Company are eligible to receive grants of non statutory options ("NSO"). Employees are also eligible to receive grants of incentive share options ("ISO") which are intended to qualify under section 422 of the United States Internal Revenue Code of 1986, as amended. Under the 1996 Plan all employees, with the exception of directors and executive officers, are eligible to receive grants of NSO's. Under the FF92 Plan, non-qualified and/or incentive options to acquire shares of common stock in ForeFront were granted to any employee or director of ForeFront. Under the FF 96 Plan, non-qualified options to acquire shares of common stock in ForeFront were granted to employees and directors of ForeFront. Under the FF Directors' 1996 Plan, non-employee directors were eligible to receive grants of options to acquire common stock of ForeFront upon election to the Board of Directors and each subsequent year thereafter.

  As of December 31, 1998, 4,700,000, 7,243,004, 4,500,000 (which includes an increase in the number of shares reserved for issuance under the 1994 Plan and 1996 Plan respectively of 1,000,000, authorized by a resolution passed at the Annual General Meeting of the Company on April 28, 1998 and 3,500,000 respectively), 470,550, 627,400 and 47,055 ordinary shares have been reserved for issuance under the 1990 Plan, the 1994 Plan, 1996 Plan, FF92 Plan, FF96 Plan and FF Directors' 1996 Plan, respectively. The Plans are administered by the Stock Option Committee (the "Committee").

  The terms of the options granted are generally determined by the Committee. The exercise price of options granted under the 1990 Plan and ISO's granted under the 1994 Plan cannot be less than the fair market value of ordinary shares on the date of grant. In the case of ISO's granted to holders of more than 10% of the voting power of the Company the exercise price cannot be less than 110% of such fair market value. Under the 1994 Plan, the exercise price of NSO's is set by the Committee at its discretion. The term of an option under the 1994, 1996, FF92, FF96 Plans cannot exceed ten years and, generally, the terms of an option under the 1990 Plan and FF Directors' 1996 Plan cannot exceed ten years. The term of an ISO granted to a holder of more than 10% of the voting power of the Company cannot exceed five years. An option may not be exercised unless the option holder is at the date of exercise, or within three months of the date of exercise has been, a director, employee or contractor of the Company. There are certain exceptions for exercises following retirement or death. Options under the Plans generally expire not later than 90 days following termination of employment or service or six months following an optionees' death or disability.

  In the event that options under the Plans terminate or expire without having been exercised in full, the shares subject to those options are available for additional option grants. Vesting periods of the options are determined by the Committee and are currently for periods of up to four years. Under the 1990, 1994, 1996, FF92, FF96 and FF Directors 1996 Plans, options to purchase 103,410, 434,689, 135,312, 39,829, 126,267 and 7,842 shares respectively were exercisable as of December 31, 1998. As of December 31, 1998, 2,412,906 options are available for grant under the plans.

  In November 1996, the Compensation Committee of the ForeFront Board of Directors approved the repricing of substantially all of ForeFront's oustanding options held by the existing employees to the then current fair market value in order to incentivize the Company's employees. In October 1998, the Compensation Committee of the Board of Directors approved the repricing of all of the Company's outstanding options held by the existing employees, except for director stock options, to the then current market value of $6.9375 per share

                                 CBT GROUP PLC

9. Shareholders' Equity (continued)

(the closing price on the date of such repricing) in an effort to retain and reincent employees. Under the terms of the repricing, the repriced options maintain the same vesting and expiration terms.

  Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996, 1997 and 1998; risk-free interest rates of approximately 6%, 6%, and 5% respectively; dividend yields of 0%; volatility factors of the expected market price of the Company's ordinary shares of .37, .45 and 1.26 respectively; and a weighted-average expected life of the option of five years.

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

  Pro forma net income/(loss) for the years ended December 31, 1996, 1997 and 1998 was $(2.2) million, $9.2 million and $(5.4) million respectively. Pro forma basic net income/(loss) per share was $(0.06), $0.23 and $(0.12) for the years ended December 31, 1996, 1997 and 1998, respectively. Pro forma diluted net income/(loss) per share was $(0.05), $0.21 and $(0.12) for the years ended December 31, 1996, 1997 and 1998, respectively. Because options vest over several years and additional grants are expected, the effects of these hypothetical calculations are not likely to be representative of similar future calculations.

  A summary of the Company's stock option activity, and related information for the years ended December 31, 1996, 1997 and 1998 follows:

                                                  Options Outstanding
                                        ----------------------------------------
                                                                     Weighted
                                        Number of     Price per      Average
                                          Shares        Share     Exercise Price
                                        ----------  ------------- --------------
Balance at December 31, 1995...........  5,066,796  $ 0.15--11.28     $ 2.54
  Granted in 1996......................  4,067,404  $11.31--29.00     $15.82
  Exercised in 1996.................... (1,572,456) $ 0.15--27.50     $ 1.00
  Cancelled in 1996....................   (631,864) $ 0.51--27.50     $15.32
                                        ----------  -------------     ------
Balance at December 31, 1996...........  6,929,880  $ 0.15--29.00     $ 9.52
  Granted in 1997......................  1,899,275  $20.25--34.75     $21.68
  Exercised in 1997.................... (3,223,948) $ 0.15--28.56     $ 4.73
  Cancelled in 1997....................   (343,651) $ 2.68--25.63     $13.53
                                        ----------  -------------     ------
Balance at December 31, 1997...........  5,261,556  $ 0.40--34.75     $16.64
  Granted in 1998......................  9,203,529  $ 6.69--57.37     $32.87
  Exercised in 1998.................... (2,196,200) $ 0.40--31.28     $12.52
  Cancelled in 1998.................... (4,354,017) $ 0.15--57.37     $25.61
                                        ----------  -------------     ------
Balance at December 31, 1998...........  7,914,868  $ 1.41--36.00     $ 9.52
                                        ----------  -------------     ------

  The previously described repricing of the Company's stock options in October 1998 is included in the above summary within the amounts cancelled and granted in 1998.

                                 CBT GROUP PLC

9. Shareholders' Equity (continued)

               Options Outstanding At December 31, 1998        Options Exercisable
          -------------------------------------------------- ------------------------
Range of                Weighted Average                     Number
Exercise    Shares    Remaining Contractual Weighted Average   of    Weighted Average
 Prices   Outstanding         Life           Exercise Price  Shares   Exercise Price
--------  ----------- --------------------- ---------------- ------  ----------------
$
  1.41--
  6.69       104,616          6.19               $ 3.52       44,853      $ 2.70
$
  6.94--
  6.94     3,065,067          8.48               $ 6.94      492,187      $ 6.94
$
  9.76--
  9.94     4,136,137          9.94               $ 9.94        3,137      $ 9.76
$
 11.00--
 25.63       497,186          7.59               $17.55      297,310      $18.67
$
 27.49--
 36.00       111,862          8.88               $35.04        9,862      $28.66
--------   ---------          ----               ------      -------      ------
$
  1.41--
 36.00     7,914,868          9.16               $ 9.52      847,349      $11.09
--------   ---------          ----               ------      -------      ------

  At December 31, 1996 and 1997 there were 2,964,960 and 1,623,866 options exercisable, respectively, at a weighted average exercise price of $3.84 and $11.89 respectively. The weighted average fair value of options granted during the years ended December 31, 1996, 1997 and 1998 was $9.00, $11.61 and $15.13,
respectively.

                                                   Options Outstanding
                                           -------------------------------------
                                           Number of  Price per Weighted Average
                                            Shares      Share    Exercise Price
                                           ---------  --------- ----------------
Other Options
Granted in 1994...........................  186,664     $0.40        $0.40
Exercised in 1996.........................  (26,664)    $0.40        $0.40
Cancelled in 1996.........................  (52,000)    $0.40        $0.40
Exercised in 1998......................... (108,000)    $0.40        $0.40
                                           --------     -----        -----
Balance at December 31, 1998..............      --        --           --
                                           --------     -----        -----

  In November 1996, the Company granted to Forbairt, in conjunction with their approval of an employment grant, a rent reduction grant and a management development grant, an option to purchase 10,000 ordinary shares with an exercise price equal to the fair market value at the date of grant. The option was exercised in July 1998.

                                 CBT GROUP PLC

10. Income Taxes

  Income before provision for income taxes consists of the following:

                                                           December 31,
                                                      -------------------------
                                                       1996     1997     1998
                                                      -------  -------  -------
                                                      (dollars in thousands)
Ireland.............................................. $12,264  $22,579  $23,872
Rest of world........................................  (5,339)    (594)  (4,668)
                                                      -------  -------  -------
  Total.............................................. $ 6,925  $21,985  $19,204
                                                      =======  =======  =======

  The provision for income taxes consists of the following:

Current................................................... $2,161 $3,916 $2,666
Deferred..................................................    258    --     --
                                                           ------ ------ ------
  Total provision for income tax.......................... $2,419 $3,916 $2,666
                                                           ====== ====== ======

  The current provision for 1998 relates predominantly to provision for income taxes in Ireland

  The provision for income taxes differs from the amount computed by applying the statutory income tax rate to income before taxes. The sources and tax effects of the difference are as follows:

                                                          December 31,
                                                     -------------------------
                                                      1996     1997     1998
                                                     -------  -------  -------
                                                     (dollars in thousands)
Income taxes computed at the Irish statutory income
 tax rate of 38% for 1996, 36.5% for 1997 and 32%
 for 1998........................................... $ 2,632  $ 8,025  $ 6,145
Income from Irish manufacturing operations taxed at
 lower rates........................................  (3,815)  (7,143)  (6,318)
Income subject to higher rate of tax................   1,099    1,780      474
Operating losses not utilized.......................   3,703    1,598    2,475
Operating losses utilized...........................    (554)    (876)    (348)
Intangible asset amortization and other non-
 deductible expenses................................    (461)     662    1,155
Change in valuation allowance.......................     586      657       --
Profits arising not subject to tax..................    (771)    (787)    (917)
                                                     -------  -------  -------
                                                     $ 2,419  $ 3,916  $ 2,666
                                                     =======  =======  =======

       EPS for tax holiday
       -------------------
       Basic.................................................. $0.10 $0.18 $0.14
                                                               ===== ===== =====
       Diluted................................................ $0.09 $0.16 $0.14
                                                               ===== ===== =====

                                 CBT GROUP PLC

10. Income Taxes (continued)

  Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes consist of the following:

                                                               December 31,
                                                             ------------------
                                                               1997      1998
                                                             --------  --------
                                                                (dollars in
                                                                thousands)
Deferred tax assets
-------------------
Net operating loss carry forwards........................... $ 17,349  $ 25,200
Research and Development tax credit carry forwards..........      171       307
Non Compete.................................................      --         71
                                                             --------  --------
Allowance for returns, deferred revenue, depreciation.......      493       --
                                                             --------  --------
                                                               18,013    25,578
Valuation allowance.........................................  (17,531)  (25,325)
                                                             --------  --------
Net deferred tax assets..................................... $    482  $    253
                                                             ========  ========

  At January 1, 1997 the valuation allowance was $5,213,381.

  At December 31, 1998, the Company had net operating loss carry forwards in its UK subsidiary of approximately $661,000. The utilization of these net operating loss carry forwards is limited to the future profitable operations of the Company in the UK tax jurisdiction where such carry forwards arose. These losses carry forward indefinitely.

  At December 31, 1998, the Company has a net operating loss carry forward of approximately $72.0 million for U.S. federal income tax purposes which will expire in the tax years 2007 through 2012 if not previously utilized. Utilization of the U.S. net operating loss carry forward may be subject to an annual limitation due to the change in ownership rules provided by the Internal Revenue Code of 1986. This limitation and other restrictions provided by the Internal Revenue Code of 1986 may reduce the net operating loss carry forward such that it would not be available to offset future taxable income of the U.S. subsidiary.

  At December 31, 1998, approximately $69.0 million of the net operating loss carry forwards in the United States result from disqualifying dispositions. The tax value of the disqualifying dispositions has not been recognized in the tax reconciliation note as it is not expected that it will reverse. At December 31, 1998, $25.2 million of the valuation allowance related to such disqualifying dispositions.

11. Segment, Geographic and Customer Information

  On January 1, 1998 the Company adopted Statement of Financial Accounting Standard No. 131 "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). The new rules establish revised standards for public companies relating to the reporting of financial information about operating segments. The adoption of SFAS 131 did not have a material effect on the Company's primary consolidated financial statements but did affect the Company's segment information disclosures.

 Segment Information

  Upon adoption of SFAS 131, the Company has presented financial information for its three reportable operating segments: Americas, Europe Middle East Asia ("EMEA") and Ireland. The Americas and EMEA segments are sales operations and Ireland is the Company's Research and Development operation.

  The Company and its subsidiaries operate in one industry segment, the development and marketing of interactive education and training software. Operations outside of Ireland consist principally of sales and marketing.

                                 CBT GROUP PLC

11. Segment, Geographic and Customer Information (continued)

  The Company's Chief Operating Decision Maker ("CODM"), the Company's President and CEO allocates resources and evaluates performance based on a measure of segment profit or loss from operations. The accounting policies of the reportable segments are the same as described in the summary of significant accounting policies. The Company's CODM does not view segment results below operating profit (loss), therefore, net interest income, other income and the provision for income taxes are not broken out by segment below. The Company does not account for nor report to the CODM its assets or capital expenditures by segment, thus asset information is not provided on a segment basis.

  A summary of the segment financial information reported to the CODM is as follows:

                                      Year Ended December 31, 1998
                              ------------------------------------------------
                                                           All    Consolidated
                              Americas   EMEA    Ireland  Other      Total
                              --------  -------  ------- -------  ------------
                                         (dollars in thousands)
Revenues--External........... $121,382  $27,262  $ 6,293 $ 7,295    $162,232
Inter segment Revenues.......      --       --    69,994     --       69,994
Depreciation and
 Amortization................    3,285      502    2,745     157       6,689
Segment Operating Income.....   (7,728)  (1,108)  26,231  (2,925)     14,470

                                      Year Ended December 31, 1997
                              ------------------------------------------------
                                                           All    Consolidated
                              Americas   EMEA    Ireland  Other      Total
                              --------  -------  ------- -------  ------------
                                         (dollars in thousands)
Revenues--External........... $108,865  $20,676  $ 1,079 $ 6,427    $137,047
Inter segment Revenues.......      --       --    57,708     --       57,708
Depreciation and
 Amortization................    1,641      385    1,150     406       3,582
Segment Operating Income.....   (4,393)    (439)  24,653  (2,546)     17,275

                                      Year Ended December 31, 1996
                              ------------------------------------------------
                                                           All    Consolidated
                              Americas   EMEA    Ireland  Other      Total
                              --------  -------  ------- -------  ------------
                                         (dollars in thousands)
Revenues--External........... $67,210   $12,809  $   774 $ 6,571    $87,364
Inter segment Revenues.......     --        --    31,732     --      31,732
Depreciation and
 Amortization................   1,223       274      595     345      2,437
Segment Operating Income.....  (6,319)     (544)  14,000  (3,037)     4,100

  Revenues from external customers, based on the location of the customer, are categorized by geographical areas as follows:

                                                       Years Ended December 31,
                                                       -------------------------
                                                        1996     1997     1998
                                                       ------- -------- --------
                                                        (dollars in thousands)
Revenues
Ireland............................................... $   774 $  1,463 $  3,210
United States.........................................  63,111  101,141  113,552
United Kingdom........................................   9,771   11,296   17,411
Other countries.......................................  13,708   23,147   28,059
                                                       ------- -------- --------
  Total............................................... $87,364 $137,047 $162,232
                                                       ------- -------- --------

                                 CBT GROUP PLC

11. Segment, Geographic and Customer Information (continued)

  Long-Lived assets are those assets that can be directly associated with a particular geographic area. These assets are categorized by geographical areas as follows:

                                                                  December 31,
                                                                 ---------------
                                                                  1997    1998
                                                                 ------- -------
                                                                   (dollars in
                                                                   thousands)
Long-Lived Assets
Ireland......................................................... $ 8,567 $ 7,753
United States...................................................  12,931  25,800
Other countries.................................................   2,962   4,872
                                                                 ------- -------
  Total......................................................... $24,460 $38,425
                                                                 ======= =======

  The Company regards its products and services, IT Training, as homogenous products and services.

12. Government Grants

  Under agreements between the Company and Forbairt, the Company has offset against related salary and rent expense amounts of $598,000, $1,021,000 and $1,040,000 in the years ended December 31, 1996, 1997 and 1998, respectively. Under the terms of the agreement between the Company and Forbairt, these grants may be revoked in certain circumstances, principally failure to maintain the related jobs for a period of five years from the payment of the first installment of the related grant. The Company has complied with the terms of the grant agreements through December 31, 1998.

13. Related Party Transactions

 Ownership of CBT Technology

  Approximately 9% of the outstanding share capital of CBT (Technology) Limited ("CBT T"), one of the Company's Irish subsidiaries, representing a special non-voting class, is owned by Stargazer Productions ("Stargazer"), an unlimited company which is wholly-owned by certain key employees of CBT Group PLC. All of the voting securities of CBT T are owned by CBT Group PLC and, except for the securities owned by CBT Group PLC and Stargazer, there are no other outstanding securities of CBT T. CBT T has in the past and may in the future declare and pay dividends to Stargazer, and Stargazer may pay dividends to its shareholders out of such amounts. Except for the fact that Stargazer is wholly owned by certain key employees of CBT Group PLC, there is no relationship between the Group and Stargazer.

 Loan to Director

  In February 1996, Mr. Priest, a director, President and Chief Executive Officer of the Company, received an interest free loan from the Group in the amount of US$125,000 repayable in four equal annual installments. At December 31, 1997 and 1998 the balance outstanding on this loan was $93,750 and nil, respectively.

 ForeFront

  In May 1997, ForeFront issued a letter of credit for $75,000 to its landlord secured by a certificate of deposit maturing in August 1998 for the benefit of an unrelated corporation (which is owned in part by a stockholder of ForeFront), in exchange for the corporation assuming the balance of the lease for ForeFront's former office space in Houston, Texas. The letter of credit expired in June 1998. ForeFront also executed a note receivable totaling $54,078 and maturing June 1, 2001 from this unrelated corporation for its purchase of certain furniture and equipment of ForeFront.

  Receivables also include $45,000 loaned to two officers of ForeFront. The notes are due March 31, 2000, are unsecured and bear interest at 6.1%.

                                 CBT GROUP PLC

14. Recent Development

  On December 10, 1998 the Company announced that it had signed a definitive agreement to acquire Knowledge Well Ltd. and Knowledge Well Group Ltd. (collectively, "Knowledge Well"), providers of business, management and professional education using interactive learning technologies. Knowledge Well's software titles are delivered using advanced interactive learning methodologies, while requiring that the student only have access to basic, industry-standard computing platforms. Knowledge Well's strategy is to provide a self-paced education and training solution allowing individuals to obtain degrees and/or other credentials. This agreement has been amended and restated on March 30, 1999 to reflect certain changes agreed upon on December 9, 1998 as a result of the decision to account for the acquisition under the purchase method of accounting in accordance with U.S. generally accepted accounting principles. The acquisition of Knowledge Well has been approved by an Independent Committee of CBT's Board of Directors, in view of the fact that certain members of the Board of Directors of CBT are shareholders and/or former officers of Knowledge Well, and by the shareholders of Knowledge Well. The acquisition is subject to specified closing conditions, including approval by the disinterested shareholders of CBT and the receipt of required regulatory approvals. The acquisition has been structured as a stock-for-stock exchange, in which a total of approximately 4.0 million CBT shares will be issued in exchange for all outstanding shares of Knowledge Well. CBT will assume options to acquire Knowledge Well stock exercisable for an issuance of approximately 0.8 million CBT Shares.

15. Effects of Recent Accounting Pronouncements

  In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use once certain criteria are met. The Company adopted SOP 98-1 in fiscal 1998.

  In February 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No.132, "Employers' Disclosures About Pensions and Other Post-Retirement Benefits." This statement revises employers' disclosures about pensions and other post-retirement benefit plans. It does not, however, change the measurement of recognition of those plans. This statement standardizes the disclosure requirements for pensions and other post-retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. Restatement of disclosures for earlier periods is required. The Company has implemented the provisions of SFAS 132 in 1998 for its defined contribution plan.

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activity" ("SFAS 133") which is required to be adopted in years beginning after June 15, 1999. The Company has yet to determine its date of adoption. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges of underlying transactions must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Management has not yet determined what the effect of SFAS 133 will be on the Company's consolidated financial position, results of operations or cash flows.

  In December 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" and addresses software revenue recognition as it applies to certain multiple-element arrangements. SOP 98-9 also amends SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2" through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999.

                                 ERNST & YOUNG

                 REPORT OF ERNST & YOUNG, INDEPENDENT AUDITORS

The Board of Directors and Shareholders,
CBT Group PLC

  We have audited the consolidated balance sheets of CBT Group PLC as of December 31, 1997 and 1998 and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated January 19, 1999. Our audits also included the financial statement schedule of the Company listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. We did not audit the financial statements of The Forefront Group, Inc., a company acquired by the Company in a business combination accounted for as a pooling of interests as described in note 4 to the consolidated financial statements, which statements reflect total assets of $10,008,111 as of December 31, 1997, and total revenues of $13,798,466 and $18,407,770 for the years ended December 31, 1996 and 1997, respectively. We have been furnished with the report of other auditors with respect to Schedule II of The Forefront Group, Inc.

  In our opinion, based on our audits and the report of other auditors, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ Ernst & Young
                                          _____________________
                                          ERNST & YOUNG

Dublin, Ireland
Date: January 19, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

  The Company's definitive Proxy Statement will be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's Annual General Meeting to be held on or about May 13, 1999 (the "Proxy Statement"). Information required by this item is incorporated by reference from the information contained in the Proxy Statement under the captions "Election of Directors" and "Executive Compensation and Other Matters."

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

(1)Financial Statements. The following CBT Group PLC

  Consolidated Financial Statements Prepared in Accordance with US GAAP are incorporated herein by reference to Item 8 of this Form 10-K.

  Consolidated Balance Sheets--December 31, 1997 and 1998.

  Consolidated Statements of Operations--December 31, 1996, 1997 and 1998.

  Consolidated Statements of Changes in Shareholders' Equity and
  Comprehensive Income. -

  Consolidated Statements of Cash Flows--December 31, 1996, 1997, and 1998.

  Notes to Consolidated Financial Statements.

  Report of Independent Auditors.

(2) Financial Statement Schedule. The following financial statement schedule of CBT Group PLC for the fiscal years ended December 31, 1996, 1997 and 1998 is filed as part of this Form 10-K and should be read in conjunction with the Company's Consolidated Financial Statements included in Item 8 of this Form 10-K.

 Schedule                                Page #
 --------                                ------
 II  Valuation and Qualifying Accounts    S-1

  Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(3) Exhibits. See Exhibit Index at page 65-67 of this Form 10-K.

(b) Reports on Form 8-K.

  The Company filed a report on Form 8-K dated October 1, 1998 with the Securities and Exchange Commission attaching a press release announcing high level management changes, preliminary third quarter financial results, and the Board's decision to a adopt a shareholders' rights plan.

  The Company filed a report on Form 8-K dated October 4, 1998 with the Securities and Exchange Commission describing the Board's adoption of a Subscription Rights Declaration.

  The Company filed a report on Form 8-K dated December 10, 1998 with the Securities and Exchange Commission attaching a press release announcing the Company's definitive agreement to acquire Knowledge Well and the appointment of the Company's executive management team.

(d) Exhibits.

                                 EXHIBIT INDEX

 2.1  Amended and Restated Agreement and Plan of Reorganization dated November
      29, 1995 among the Company, CBT Acquisition Subsidiary, a Delaware corporation, and Personal Training Systems, Inc., a California corporation. (Incorporated by reference to exhibit 2.1 to the Company's
      Current Report on Form 8-K dated December 13, 1995).
 2.2 Implementation Deed dated as of November 26, 1996, as amended, among the Company, Applied Learning Limited and Arie Baalbergen, James Josephson,
      Geoffrey Bransbury and Brian Hacker (including schedules thereto)
      (Incorporated by reference to exhibit 2.1 to the Company's Current Report on Form 8-K dated March 14, 1997).
 2.3 Agreement and Plan of Reorganization, dated as of March 16, 1998, among the Company, Rockets Acquisition Corp. and The Forefront Group, Inc.
      (Incorporated by reference to exhibit 2.1 to the Company's Registration
      Statement on Form S-4 filed with the Securities and Exchange Commission on April 27, 1998 (File No. 333-51159)).
 2.4* Share Purchase Agreement dated as of November 30, 1998, as amended and restated March 30, 1999, among the Company, Knowledge Well Limited
      ("KWL"), Knowledge Well Group Limited ("KWGL") and the shareholders of
      KWL and KWGL.
 3.1  Memorandum of Association of the Company as amended on March 24, 1992,
      March 31, 1995 and April 28, 1998 (Incorporated by reference to exhibit
      3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998 as filed with the Securities and Exchange Commission on August 14, 1998).
 3.2 Articles of Association of the Company as amended on July 6, 1995, and April 28, 1998, (Incorporated by reference to exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June
      30, 1998 as filed with the Securities and Exchange Commission on August
      14, 1998).
 4.1 Specimen certificate representing the ordinary shares (Incorporated by reference to exhibit 4.1 to the Company's Registration Statement on Form
      F-1 declared effective with the Securities and Exchange Commission on April 13, 1995 (File No. 33-89904)).

 4.2    Amended and Restated Deposit Agreement (including the form of American
        Depositary Receipt), dated as of April 13, 1995 as amended and restated as of May 22, 1998, among the Company, The Bank of New York, as
        Depositary, and each Owner and Beneficial Owner from time to time of American Depositary Receipts issued thereunder (Incorporated by reference to [Exhibit (a) to Post-Effective Amendment No. 1 to the
        Company's Registration Statement on Form F-6
        (File No. 333-8380] ).
 4.3 Amended and Restated Restricted Deposit Agreement (including the form of American Depositary Receipt), dated as of November 30, 1995 and amended and restated as of May 22, 1998, among the Company, The Bank of New York, as Depositary, and each Owner and Beneficial Owner from time to time of American Depositary Receipts issued thereunder (Incorporated by reference to exhibit 4.2 to the Company's Quarterly Report on Form
        10-Q for the fiscal quarter ended June 30, 1998 as filed with the Securities and Exchange Commission on August 13, 1998).
 4.4    Declaration of Subscription Rights dated as of October 4, 1998
        (Incorporated by reference to exhibit 4.1 to the Company's Report on Form 8-A filed with the Securities and Exchange Commission on October
        5, 1998).
 10.1** 1990 Share Option Scheme (Incorporated by reference to exhibit 10.1 to the Company's Registration Statement on Form F-1 declared effective with the Securities and Exchange Commission on
         April 13, 1995 (File No. 33-89904)).
 10.2** 1994 Share Option Plan (Incorporated be reference to exhibit 10.2 to the Company's Registration Statement on Form F-1 declared effective with the Securities and Exchange Commission on April 13, 1995 (File No. 33-89904)).
 10.3** 1995 Employee Share Purchase Plan (Incorporated by reference to exhibit
        10.3 to the Company's Registration Statement on Form F-1 declared effective with the Securities and Exchange Commission on April 13, 1995
        (File No. 33-89904)).
 10.4** Form of Indemnification Agreement between CBT Systems USA, Ltd.
        (formerly, Thornton Holdings, Ltd.) and its directors and officers dated as of April, 1995 (Incorporated by reference to exhibit 10.5 to the Company's Registration Statement on Form F-1 declared effective with the Securities and Exchange Commission on April 13, 1995 (File No.
        33-89904)).
 10.5   Supplemental Agreement among Hoskyns, the Company and CBT Systems
        Limited dated as of
        March 31, 1995 (Incorporated by reference to exhibit 10.9 to the Company's Registration Statement on Form F-1 declared effective with the Securities and Exchange Commission on April 13, 1995
        (File No. 33-89904)).
 10.6 Share Purchase Agreement between CBT Systems Limited and the Company dated as of
        March 31, 1995 (Incorporated by reference to exhibit 10.10 to the Company's Registration Statement on Form F-1 declared effective with the Securities and Exchange Commission on April 13, 1995
        (File No. 33-89904)).
 10.7   Distribution and License Agreement between the Company and CBT Systems
        Limited dated as of March 14, 1995 (including form of Amendment No. 1)
        (Incorporated by reference to exhibit 10.11 to the Company's
        Registration Statement on Form F-1 declared effective with the Securities and Exchange Commission on April 13, 1995 (File No. 33-
        89904).
 10.8 License Agreement dated June 7, 1994 between CBT (Technology) Limited and CBT Systems Limited (Incorporated by reference to exhibit 10.20 to the Company's Registration Statement on Form F-1 declared effective with the Securities and Exchange Commission on April 13, 1995
        (File No. 33-89904).
 10.9   Cost Sharing Agreement dated January 4, 1994 between CBT (Technology)
        Limited and CBT Systems Limited (Incorporated by reference to exhibit
        10.21 to the Company's Registration Statement on Form F-1 declared effective with the Securities and Exchange Commission on April 13, 1995
        (File No. 33-89904).

 10.10** Agreement between the Company and Patrick J. McDonagh dated April 9,
         1995 (Incorporated by reference to exhibit 10.22 to the Company's
         Registration Statement on Form F-1 declared effective with the
         Securities and Exchange Commission on April 13, 1995 (File No. 33-
         89904).
 10.11** Personal Training Systems, Inc. 1991 Stock Plan (Incorporated be
         reference to exhibit 4.1 to the Company's Registration Statement on
         Form S-8 filed with the Securities and Exchange Commission on January
         21, 1996 (File No. 333-504).
 10.13** 1996 Supplemental Stock Plan (Incorporated by reference to exhibit
         10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 as filed with the Securities and Exchange
         Commission on March 30, 1997 (File No. 0-25674)).
 10.14** Letter Agreement between CBT Systems USA, Ltd. and William B. Lewis
         (Incorporated by reference to exhibit 10.18 to the Company's Annual
         Report on Form 10-K for the fiscal year ended December 31, 1996 as filed with the Securities and Exchange Commission on March 30, 1997
         (File No. 0-25674)).
 10.15   Applied Learning Limited Executive Option Plan (Incorporated by
         reference to exhibit 4.1 to the Company's Registration Statement on
         Form S-8 filed with the Securities and Exchange Commission on April
         16, 1997 (File No. 333-25245).
 10.16** Agreement dated November 21, 1997 between CBT Systems Limited and
         Clarion Worldwide Limited (Incorporated by reference to exhibit 10.21 to Registrant's Annual Report on Form 10-K for the fiscal year ended
         December 31, 1997 as filed with the Securities and Exchange Commission on March 18, 1998 (File No. 0-25674)).
 10.17   Lease Agreement dated April 6, 1998 between CBT Systems USA, Ltd. and the Company, as tenants, and Seaport Centre Associates, LLC, as landlord, for the facility located at 900 Chesapeake Drive, Redwood
         City, California 94063 (Incorporated by reference to exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998 as filed with the Securities and Exchange
         Commission on November 11, 1998).
 10.18   Consulting Agreement dated January 30, 1998 between CBT Systems USA,
         Ltd. and Gregory M. Priest (Incorporated by reference to exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998 as filed with the Securities and Exchange
         Commission on May 13, 1998).
 10.20   Agreement and Mutual Release dated June 3, 1998 between the Company.
         and Jeffrey N. Newton (Incorporated by reference to exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998 as filed with the Securities and Exchange
         Commission on August 13, 1998).
 10.21*  Agreement and Mutual Release dated February 11, 1998 between the
         Company and William A. Beamish.
 21.1*   List of Significant Subsidiaries.
 23.1*   Consent of Ernst & Young, Independent Auditors.
 23.2*   Consent of Arthur Andersen, Independent Auditors.
 24.1    Power of Attorney (see page 65).
 27.1*   Financial Data Schedule.

--------
*Filed Herewith
** Denotes management or compensatory plan or arrangement required to be filed by Registrant pursuant to Item 14(c) of this report on Form 10-K.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Company has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 1999.

                                          CBT Group Public Limited Company

                                                 By /s/ Gregory M. Priest
                                          _____________________________________
                                                     Gregory M. Priest
                                               President and Chief Executive
                                                          Officer

                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gregory M. Priest and Patrick E. Murphy jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


             Signature                             Title                       Date
             ---------                             -----                       ----


       /s/ William G. McCabe         Chairman of the Board                March 30, 1999
____________________________________
         William G. McCabe



       /s/ Gregory M. Priest         President, Chief Executive Officer   March 30, 1999
____________________________________ and Director (Principal Executive
         Gregory M. Priest           Officer)


        /s/ John M. Grillos          Executive Vice President,            March 30, 1999
____________________________________ Chief Operating Officer and
          John M. Grillos            Director


         /s/ John P. Hayes           Vice President, Finance and          March 30, 1999
____________________________________ Director (Principal Accounting
           John P. Hayes             Officer)

       /s/ Patrick E. Murphy         Vice President, Finance         March 30, 1999
____________________________________ (Principal Financial
         Patrick E. Murphy           Officer)



       /s/ James S. Krzywicki        Director                        March 30, 1999
____________________________________
         James S. Krzywicki


      /s/ Patrick J. McDonagh        Director                        March 30, 1999
____________________________________
        Patrick J. McDonagh

                       VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 1996, 1997 and 1998
                             (dollars in thousands)

                         Balance at Charged to Charged to            Balance at
                         Beginning  Costs and    Other                 End of
                          of Year    Accounts   Accounts  Deductions    Year
                         ---------- ---------- ---------- ---------- ----------
Year ended December 31,
 1996
Deducted from asset
 accounts
Allowance for doubtful
 accounts...............     550       177        --         --          727
                           =====       ===        ===        ===       =====
Year ended December 31,
 1997
Deducted from asset
 accounts
Allowance for doubtful
 accounts...............     727       580        --          87       1,220
                           =====       ===        ===        ===       =====
Year ended December 31,
 1998
Deducted from asset
 accounts
Allowance for doubtful
 accounts...............   1,220       400        --         477       1,143
                           =====       ===        ===        ===       =====