Form 10-Q/A
period 1998-06-30
CBT GROUP PLC
filed 1999-04-06
CIK 940181

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20548


                                   FORM 10-Q/A
                               (AMENDMENT NO. 1)
    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998


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

         This quarterly report on form 10-Q/A ("Form 10-Q/A") is being filed as Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 1998 ("Form 10-Q") for the purpose of amending Item 1 to include additional disclosure in the Notes to Condensed Consolidated Financial Statements.

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

 The results of operations of the previously separate companies from the beginning of the fiscal year to the end of the interim period nearest May 29, 1998 are as follows:

 -----------------------------------------------------------------------
 Six Months Ended
 -----------------------------------------------------------------------
 June 30, 1998
 -----------------------------------------------------------------------
                                    CBT        ForeFront       Combined
                                    ---        ---------       --------
 -----------------------------------------------------------------------
 (dollars in thousands)
 -----------------------------------------------------------------------
 Revenue                          $72,677       $12,104        $84,781
 -----------------------------------------------------------------------
 Net Income                       $14,497       $(3,056)       $11,441
 -----------------------------------------------------------------------
 Change in Shareholders Equity   $132,041        $5,144       $137,185
 -----------------------------------------------------------------------

 CBT eliminates all intercompany transactions on consolidation. There were no intercompanmy transactions between the company and ForeFront.

 Reconciliation of revenue and earnings previously reported by CBT, based on CBT's separate results before restating for the ForeFront pooling, to the combined amounts currently presented in the condensed financial statements and notes to the condensed financial statements are as follows:

            ------------------------------------------------------------------
               Three Months Ended                 Six Months Ended
            ------------------------------------------------------------------
                 June 30, 1997                     June 30, 1997
            ------------------------------------------------------------------
             CBT     ForeFront    Combined        CBT     ForeFront   Combined
            ------------------------------------------------------------------
                 (dollars in thousands)             (dollars in thousands)
            -------------------------------------------------------------------

 ------------------------------------------------------------------------------
 Revenue      $25,589   $4,166     $29,755        $48,164    $8,318    $56,482
 ------------------------------------------------------------------------------
 Net Income    $4,627  $(2,406)     $2,221         $7,563   $(3,793)    $3,770
 ------------------------------------------------------------------------------

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


                                CBT GROUP PLC

Date: April 6, 1998             By:  /s/ William G. McCabe
                                     ----------------------
                                     William G. McCabe
                                     Chairman of the Board

Date: April 6, 1998             By:  /s/ Gregory M. Priest
                                     ----------------------
                                     Gregory M. Priest
                                     Chief Executive Officer and President