Form 10-Q/A
period 1998-09-30
CBT GROUP PLC
filed 1999-04-06
CIK 940181

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC 20549

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

   This quarterly report on Form 10-Q/A ("Form 10Q/A") is being filed as Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q filed with the Secrities and Exchange Commission on November 16, 1998 ("Form 10-Q") for the purposes of amending Item 1 to include additional disclosure in the Notes to Condensed Consolidated Financial Statements.

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

 Reconciliations of revenue and earnings previously reported by CBT, based on CBT's separate results before restating for the ForeFront pooling, to the combined amounts currently presented in the condensed financial statements and notes to the condensed financial statements are as follows:

                 ---------------------------------------------------------------
                 Three Months Ended                  Nine Months Ended
                 ---------------------------------------------------------------
                 September 30, 1997                  September 30, 1997
                 ---------------------------------------------------------------
                 CBT      ForeFront   Revised      CBT     ForeFront    Revised
                 ---------------------------------------------------------------
                    (dollars in thousands)           (dollars in thousands)
--------------------------------------------------------------------------------
Revenue        $30,412     $4,724     $35,136    $78,576    $13,042     $91,618
--------------------------------------------------------------------------------
Net Income      $5,906    $(1,172)     $4,734    $13,469    $(4,965)     $8,504
--------------------------------------------------------------------------------

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

                                 CBT GROUP PLC

Date:  April 6, 1999              By:  /s/ William G. McCabe
                                       -----------------------
                                       Mr. William G. McCabe
                                       Chairman of the Board



Date:  April 6, 1999              By:  /s/ Gregory M. Priest
                                       ---------------------
                                       Mr. Gregory M. Priest
                                       Chief Executive Officer and President