Form 10-K/A
period 1998-12-31
CBT GROUP PLC
filed 1999-05-04
CIK 940181

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-K/A
                               (Amendment No. 1)

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

  This annual report on Form 10-K/A ("Form 10-K/A") is being filed as Amendment No. 1 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999 for the purposes of amending Item 7, Item 8 and Item 14.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

  During 1998, the Company undertook hedging transactions against the Irish pound because the Company has substantial expenses denominated in that currency. The hedging transactions consisted of holding funds in an Irish pound denominated deposit account. To date, the Company has not sought to hedge the risks associated with fluctuations in the exchange rates of other currencies against the U.S Dollar, but may undertake such transactions in the future. There can be no assurance that any hedging techniques implemented by the Company would be successful in eliminating or reducing the effects of currency fluctuations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page
                                                                        Number
                                                                        ------
Report of Ernst & Young, Independent Auditors..........................    36
Report of Arthur Andersen LLP, Independent Public Accountants..........    37
Consolidated Balance Sheets............................................    38
Consolidated Statements of Operations..................................    39
Consolidated Statements of Changes in Shareholders' Equity and
 Comprehensive Income.................................................. 40-42
Consolidated Statements of Cash Flows..................................    43
Notes to Consolidated Financial Statements............................. 44-61

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

                                              /s/ Ernst & Young
                                              _________________________________

                                              ERNST & YOUNG

Dublin, Ireland
Date: January 19, 1999

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The ForeFront Group, Inc.:

  We have audited the accompanying consolidated balance sheets of The ForeFront Group, Inc., and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and Cash Flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The ForeFront Group, Inc., and subsidiaries as of December 31, 1997, and the results of their operations and their Cash Flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
January 30, 1998

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

  The Company does not use derivative financial instruments for speculative purposes or to hedge foreign currency exposures. The Company has however utilized Irish pound deposits to hedge against foreign currency exposures in Irish pounds during 1998.

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

9. Shareholders' Equity

  Dividends may only be declared and paid out of profits available for distribution determined in accordance with accounting principles generally accepted in Ireland and applicable Irish Company Law. There are no material restrictions on the distribution of income or retained earnings by the consolidated group companies of CBT Group PLC. Any dividends, if and when declared, will be declared and paid in dollars.

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
                                                           ------ ------ ------
  Total provision for income tax.......................... $2,419 $3,916 $2,666
                                                           ====== ====== ======

  The current provision for 1998 relates predominantly to provision for income taxes in Ireland

  The provision for income taxes differs from the amount computed by applying the statutory income tax rate to income before taxes. The sources and tax effects of the difference are as follows:

                                                          December 31,
                                                     -------------------------
                                                      1996     1997     1998
                                                     -------  -------  -------
                                                     (dollars in thousands)
Income taxes computed at the Irish statutory income
 tax rate of 38% for 1996, 36.5% for 1997 and 32%
 for 1998........................................... $ 2,632  $ 8,025  $ 6,145
Income from Irish manufacturing operations taxed at
 lower rates........................................  (3,815)  (7,143)  (6,318)
Income subject to higher rate of tax................   1,099    1,780      474
Operating losses not utilized.......................   3,703    1,598    2,475
Operating losses utilized...........................    (554)    (876)    (348)
Intangible asset amortization and other non-
 deductible expenses................................    (461)     662    1,155
Change in valuation allowance.......................     586      657       --
Profits arising not subject to tax..................    (771)    (787)    (917)
                                                     -------  -------  -------
                                                     $ 2,419  $ 3,916  $ 2,666
                                                     =======  =======  =======
EPS for tax holiday
-------------------
Basic............................................... $  0.10  $  0.18  $  0.14
                                                     =======  =======  =======
Diluted............................................. $  0.09  $  0.16  $  0.14
                                                     =======  =======  =======

                                 CBT GROUP PLC

10. Income Taxes (continued)

  Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes consist of the following:

                                                               December 31,
                                                             ------------------
                                                               1997      1998
                                                             --------  --------
                                                                (dollars in
                                                                thousands)
Deferred tax assets
-------------------
Net operating loss carry forwards........................... $ 17,349  $ 25,200
Research and Development tax credit carry forwards..........      171       307
Non Compete.................................................      --         71
Allowance for returns, deferred revenue, depreciation.......      493       --
                                                             --------  --------
                                                               18,013    25,578
Valuation allowance.........................................  (17,531)  (25,325)
                                                             --------  --------
Net deferred tax assets..................................... $    482  $    253
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

                                 CBT GROUP PLC

11. Segment, Geographic and Customer Information (continued)

  The Company's products are developed in Ireland and sold to the Company's distribution subsidiaries in other Geographic segments. These inter segment revenues are determined based on a proportion of the final revenues received from third party customers of the distribution subsidiaries to the extent to which a fair profit is earned by the Irish development subsidiary and which is designed to comply with the OECD Transfer Pricing Guidelines for Multinational Enterprises and Tax Administrators. All such inter segment revenues and costs of revenues are eliminated on consolidation.

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

                                 CBT GROUP PLC

11. Segment, Geographic and Customer Information (continued)

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

                                 CBT GROUP PLC

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

16. Events Subsequent to Date of Auditors' Report--Unaudited

  In October 1998, a third party, a training software supplier, notified the Company of a claim that CBT has breached a distribution agreement with the supplier. During the first quarter of 1999, the supplier has alleged that it has suffered financial harm of approximately $5 million as a result of such a purported breach. No litigation has yet been initiated in relation to the purported breach, and the Company believes that the claim is without merit and intends to vigorously defend itself against the claim.

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

(3) Exhibits. See Exhibit Index at page 62-65 of Form 10-K/A.

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

 10.21* Agreement and Mutual Release dated February 11, 1998 between the
        Company and William A. Beamish.
 21.1*  List of Significant Subsidiaries.
 23.1+  Consent of Ernst & Young, Independent Auditors.
 23.2+  Consent of Arthur Andersen LLP, Independent Auditors.
 24.1*  Power of Attorney.
 27.1*  Financial Data Schedule.

--------
 *Previously filed.
** Denotes management or compensatory plan or arrangement required to be filed by Registrant pursuant to Item 14(c) of this report on Form 10-K.
 + Filed herewith.

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

                                          /s/ Ernst & Young
                                          _____________________
                                          ERNST & YOUNG

Dublin, Ireland
Date: January 19, 1999

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its annual report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CBT Group Public Limited Company

             Signature                           Title                    Date
             ---------                           -----                    ----


  /s/ William G. McCabe              Chairman of the Board of        April 30, 1999
____________________________________ Directors
   William G. McCabe



  /s/ Gregory M. Priest              President and Chief             April 30, 1999
____________________________________ Executive Officer
   Gregory M. Priest

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

                                      S-1