Form 10-Q
period 1999-03-31
CBT GROUP PLC
filed 1999-05-14
CIK 940181

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                   FORM 10-Q



      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1999

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

                               Yes [X]  No [_]


The number of American Depositary Shares ("ADSs") (issued or issuable in exchange for Registrant's issued and outstanding Ordinary Shares) outstanding as of April 30, 1999 was 44,816,132.

                       CBT GROUP PUBLIC LIMITED COMPANY

                               Table of Contents

                                                                                             Page
                                                                                            Number
                                                                                            ------
PART I.           FINANCIAL INFORMATION

        Item 1.   Financial Statements
                  Condensed Consolidated Balance Sheets as of December 31, 1998                 3
                  and as of March 31, 1999

                  Condensed Consolidated Statements of Operations for the three                 4
                  months ended March 31, 1998 and 1999

                  Condensed Consolidated Statements of Cash Flows for the three                 5
                  months ended March 31, 1998 and 1999

                  Notes to Condensed Consolidated Financial Statements                          6

        Item 2.   Management's Discussion and Analysis of Financial Condition                   8
                  and Results of Operations

        Item 3.   Quantitative and Qualitative Disclosures About Market Risk                   20

PART II.          OTHER INFORMATION

        Item 1.   Legal Proceedings                                                            21

        Item 6.   Exhibits and Reports on Form 8-K                                             21

                  Signature                                                                    22

PART I            FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS

                                 CBT GROUP PLC
                     Condensed Consolidated Balance Sheets
                             (dollars in thousands)

                                                                              December 31,         March 31,
                                                                                 1998               1999
                                                                              -----------          --------
Assets
  Current Assets
  Cash                                                                         $ 65,648            $ 57,603
  Short-term investments                                                         36,386              38,550
  Accounts receivable, net                                                       43,508              41,642
  Inventories                                                                       247                 180
  Deferred tax assets                                                               253                 142
  Prepaid expenses                                                                5,777               8,675
                                                                              -----------          --------
           Total current assets                                                 151,819             146,792
  Intangible assets                                                               4,237               3,977
  Property and equipment, net                                                    17,636              17,414
  Investment                                                                        550                 550
  Other assets                                                                   16,002              17,702
                                                                              -----------          --------
           Total assets                                                         190,244             186,435
                                                                              ===========          ========

Liabilities and Shareholders' Equity
  Current Liabilities
  Accounts payable                                                                5,161               4,604
  Accrued payroll and related expenses                                            6,790               4,722
  Other accrued liabilities                                                      20,023              17,597
  Deferred revenues                                                               3,004               2,631
                                                                               -----------           --------
           Total current liabilities                                             34,978              29,554
Non-Current Liabilities
  Minority equity interest                                                          383                 383
  Other liabilities                                                                  82                  57
                                                                               -----------           --------
           Total non-current liabilities                                            465                 440

Shareholders' Equity
  Ordinary Shares, IR9.375p par value: 120,000,000 shares authorized              6,725               6,747
   at December 31, 1998 and March 31, 1999; issued and outstanding:
   44,412,808 and 44,387,039 shares at December 31, 1998 and
   44,502,416 and 44,528,185 at March 31, 1999
  Additional paid-in capital                                                    127,869             128,672
  Accumulated profit                                                             19,293              20,621
  Capital redemption reserve                                                        231                 231
  Treasury stock                                                                     (2)                 (2)
  Cumulative translation adjustment                                                 685                 172
                                                                               -----------          --------
           Total shareholders' equity                                           154,801             156,441
                                                                               -----------          --------
             Total liabilities and shareholders' equity                         190,244             186,435
                                                                               ===========          ========

            See notes to condensed consolidated financial statements

Note: The balance sheet does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                 CBT GROUP PLC
                Condensed Consolidated Statements of Operations
                (dollars in thousands, except per share amounts)

                                                                                Three months
                                                                               ended March 31,
                                                                        1998                   1999
                                                                     ---------               --------

Revenues                                                               $39,929                $40,197
Cost of revenues                                                         5,944                  6,330
                                                                     ---------               --------
Gross profit                                                            33,985                 33,867
Operating expenses:
  Research and development                                               6,390                  7,387
  Sales and marketing                                                   16,868                 20,973
  General and administrative                                             3,214                  4,478
                                                                     ---------               --------
    Total operating expenses                                            26,472                 32,838
                                                                     ---------               --------
Income from operations                                                   7,513                  1,029
Other income, net                                                          967                    533
                                                                     ---------               --------
Income before provision for income taxes                                 8,480                  1,562
Provision for income taxes                                              (1,138)                  (234)
                                                                     ---------               --------
Net income                                                               7,342                  1,328
                                                                     =========               ========
Net income per share  Basic (1)                                          $0.17                  $0.03
                                                                     =========               ========
Shares used in computing net income per share - Basic                   42,592                 44,476
                                                                     =========               ========
Net income per share  Diluted (1)                                        $0.16                  $0.03
                                                                     =========               ========
Shares used in computing net income per share - Diluted                 45,767                 47,484
                                                                     =========               ========

            See notes to condensed consolidated financial statements

(1) Basic and diluted Net Income per share gives effect to both two-for-one share split of Registrant's ADSs effected in March 1998 and the ordinary share split in May 1998.

                                 CBT GROUP PLC
                Condensed Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                             (dollars in thousands)

                                                                                        Three months ended
                                                                                             March 31,
                                                                                     1998                1999
                                                                                  -----------        ----------

Cash Flows from Operating Activities
Net income                                                                            $ 7,342          $  1,328
Adjustments to reconcile net income to net cash provided/(used)
 by operating activities:
 Depreciation and amortization                                                          1,428             1,909
 Accrued interest on short-term investments                                               438               201
 Changes in operating assets and liabilities:
  Accounts receivable                                                                   1,715             1,655
  Inventories                                                                               3                71
  Deferred tax assets                                                                     (67)              113
  Prepaid expenses and other assets                                                    (4,006)           (4,667)
  Accounts payable                                                                        576              (580)
  Accrued payroll and related expenses and other accrued liabilities                    1,509            (4,472)
  Deferred revenues                                                                    (2,067)             (394)
                                                                                  -----------        ----------
Net cash provided/(used) by operating activities                                        6,871            (4,836)
                                                                                  -----------        ----------
Cash Flows from Investing Activities
 Purchases of property and equipment                                                   (2,615)           (1,466)

 Proceeds from sale and maturities of short-term investments                              732            29,084
 Payments to acquire short-term investments                                            (1,078)          (31,449)
                                                                                  -----------        ----------
  Net cash used in investing activities                                                (2,961)           (3,831)
                                                                                  -----------        ----------
Cash Flows from Financing Activities
 Proceeds from issuance of ordinary shares, net                                         8,658               825
                                                                                  -----------        ----------
  Net cash provided by financing activities                                             8,658               825
                                                                                  -----------        ----------
 Effect of exchange rate changes on cash and cash equivalents                             125              (203)
                                                                                  -----------        ----------
 Net increase /(decrease) in cash and cash equivalents                                 12,693            (8,045)
 Cash and cash equivalents at beginning of period                                      35,505            65,648
                                                                                  -----------        ----------
 Cash and cash equivalents at end of period                                           $48,198          $ 57,603
                                                                                  ===========        ==========

            See notes to condensed consolidated financial statements

                                 CBT GROUP PLC

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

  These interim unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. However, the Company believes that the disclosures are adequate to ensure that the information presented is not misleading. The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to Shareholders (Form 10-K and Amendment No. 1 to Form 10-K ("Form 10-K/A")) for the year ended December 31, 1998.

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


NOTE 2.  FOREIGN CURRENCY FORWARD EXCHANGE CONTRACTS

   The Company may enter into foreign currency forward exchange contracts to hedge the currency exposure of contractual and other firm commitments denominated in foreign currencies. The Company may also enter into foreign currency forward exchange contracts to hedge the currency exposure of anticipated, but not yet committed, transactions expected to be denominated in foreign currencies. Gains and losses on hedges related to contractual and other firm commitments are deferred and recognized in the Company's results of operations in the same period as the gain or loss from the underlying transactions. Gains and losses on forward exchange contracts used to hedge anticipated, but not yet committed, transactions are recognized in the Company's results of operations as changes in the exchange rates for the applicable foreign currencies occur.

   During the three months ended March 31, 1999 the Company entered into Irish pound denominated foreign currency forward exchange contracts to hedge contractual and firm commitments as well as anticipated but not yet committed Irish denominated expenses. The Company did not enter into any foreign currency forward exchange contracts during fiscal 1998. At March 31, 1999 the Company had foreign currency forward exchange contracts for Irish pounds totaling $20 million with maturity dates of less than five months.


NOTE 3.  COMPUTATION OF NET INCOME PER SHARE

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

   Basic net income per share is calculated using the weighted average number of ordinary shares of the Company outstanding during the period including the issuance of Company ordinary shares as a result of pooling of interests, at the beginning of the earliest period presented or subsequent date of incorporation of the pooled entity as applicable. Diluted net income per share is similarly calculated using the combined weighted average number of ordinary and dilutive potential ordinary shares, (as determined using the treasury stock method), such as shares issuable pursuant to the exercise of options outstanding of the Company including the issuance of Company ordinary and dilutive potential ordinary shares as a result of pooling of interests.

     The following table sets forth the computation of basic and diluted net income per share:

                                                        Three Months Ended
                                                               March 31
                                                            1998      1999
--------------------------------------------------------------------------
    (dollars in thousands, except per share amounts)

Numerator:
 Numerator for basic and diluted
  net income per share - income
  available to common shareholders                        $ 7,342  $ 1,328
                                                          =======  =======
Denominator:
 Denominator for basic net income
  per share - weighted average shares                      42,592   44,476
 Effect of dilutive securities:
   Employee stock options                                   3,175    3,008
                                                          -------  -------
 Denominator for diluted net income
  per share - adjusted weighted average
  shares and assumed conversion                            45,767   47,484
                                                          =======  =======

Basic net income per share                                $  0.17  $  0.03
                                                          =======  =======
Diluted net income per share                              $  0.16  $  0.03
                                                          =======  =======

NOTE 4.  COMPREHENSIVE INCOME

   Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," establishes new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income.

   The following table sets forth the calculation of comprehensive income on an interim basis:

                                               Three months ended
                                                   March 31,
                                           1998                 1999
                                          -------              ------
(dollars in thousands)
Net Income                                $7,342               $1,328
Foreign Currency Translation Loss             (9)                (513)
                                          ------               ------

Total Comprehensive Income                 7,333                  815
                                          ======               ======

NOTE 5.  RECENT ACCOUNTING PRONOUNCEMENTS

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


NOTE 6.  COMMITMENTS AND CONTINGENCIES

   In October 1998, a third party, a training software supplier, notified the Company of a claim that the Company has breached a distribution agreement with the supplier. During the first quarter of 1999, the supplier has alleged that it has suffered financial harm of approximately US$5 million as a result of such a purported breach. No litigation has yet been initiated in relation to the purported breach and the Company believes that the claim is without merit and intends to vigorously defend itself against the claim.

   Refer also to Legal Proceedings in Part II, Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
   Part I, Item 2 herein.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Important Note About Forward Looking Statements

   In addition to historical statements, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates" and similar expressions identify such forward looking statements. These forward looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Actual results may vary because of factors such as product ship schedules, life cycles, terms and conditions, product mix, competitive products and pricing, customer demand, technological shifts, litigation and other issues discussed elsewhere in this Quarterly Report and in the Company's most recent annual report filed on Form 10-K and Form 10-K/A for the year ended December 31, 1998. These forward-looking statements reflect management's opinions only as of the date hereof, and the Company assumes no obligation unless required by law to revise or publicly release the results of any revision to these forward-looking statements. Risks and uncertainties include, but are not limited to, those discussed in the section entitled "Additional Risk Factors That Could Affect Operating Results." Other risks and uncertainties are disclosed in the Company's SEC filings, including the Company's Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 1998. Historical results are not necessarily indicative of trends in operating results for any future period.

  Overview

  CBT Group PLC ("CBT Group", "CBT" or the "Company") is a leading provider of interactive education software designed to meet the information technology ("IT") education and training needs of businesses and organizations worldwide. The Company develops, publishes and markets a comprehensive library of over 900 software titles covering a range of client/server, mainframe, Internet and intranet technologies. CBT Group's products are used by over 2,000 of the world's leading corporations to train employees to develop and apply mission-critical technologies in the workplace. CBT Group works with leading software companies, including Cisco Systems, Inc. ("Cisco"), Informix Corporation ("Informix"), Lotus Development Corporation ("Lotus"), Marimba, Inc. ("Marimba"), Microsoft Corporation ("Microsoft"), Netscape Communications Corporation ("Netscape"), Novell, Inc. ("Novell"), Oracle Corporation ("Oracle"), SAP America, Inc. ("SAP"), Rational Software ("Rational"), Intel Corporation ("Intel"), Sybase, Inc. ("Sybase") and the IBM-Netscape-Sun Microsystems, collaborative Java education effort to develop and market vendor-specific training. CBT Group has also formed the Internet Security Training Consortium with Check Point Software Technologies, Inc. ("Check Point"), Cisco, IBM, Intel, the Javasoft business unit of Sun Microsystems, Inc., Lotus, Netscape, Network Associates, Inc. (formerly McAfee Associates, Inc.) ("Network Associates"), RSA Data Security, Inc. ("RSA Data Security"), Security Dynamics Technologies, Inc. ("Security Dynamics"), the Hewlett Packard Company ("HP") and VeriSign, Inc. ("VeriSign") to address the Internet security training needs of enterprises worldwide.

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

  Recent Developments

  Proposed Stock Repurchase Plan

  On April 13, 1999 the Company announced that its Board of Directors had approved a plan authorizing the company to repurchase up to $20 to $25 million of the Company's own ordinary shares. Implementation of the plan is subject to the Company obtaining a listing for its shares on the Irish Stock Exchange and to shareholder approval, both of which are prerequisites to any repurchase under Irish law. The number of shares to be repurchased and the price to be paid will depend upon the availability of shares, the prevailing market prices, and any other considerations which may, in the opinion of the Board of Directors, affect the advisability of repurchasing CBT shares.

  Proposed Acquisition of Knowledge Well

  On December 10, 1998 the Company announced that it had signed a definitive agreement to acquire Knowledge Well Ltd. and Knowledge Well Group Ltd. (collectively, "Knowledge Well"), providers of business, management and professional education using interactive learning technologies. Knowledge Well's software titles are delivered using advanced interactive learning methodologies, while requiring that the student only have access to basic, industry-standard computing platforms. Knowledge Well's strategy is to provide a self-paced education and training solution allowing individuals to obtain degrees and/or other credentials. This agreement has been amended and restated to reflect certain changes agreed upon on December 9, 1998 as a result of the decision that the acquisition should be accounted for under the purchase method of accounting in accordance with U.S. generally accepted
  accounting principles.   The acquisition of Knowledge Well has been approved
  by an Independent Committee of CBT Group's Board of Directors, in view of the fact that certain members of the Board of Directors of CBT Group are shareholders and/or former officers of Knowledge Well, and by the shareholders of Knowledge Well. The acquisition is subject to specified closing conditions, including approval by the disinterested shareholders of CBT Group and the receipt of required regulatory approvals. The acquisition has been structured as a stock-for-stock exchange, in which a total of approximately 4.0 million CBT Group shares will be issued in exchange for all outstanding shares of Knowledge Well. CBT Group will also assume options to acquire Knowledge Well stock exercisable for an issuance of up to approximately 0.8 million CBT Group shares.

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

  The acquisition of Knowledge Well will result in an increase in the Company's research and development, general and administrative and other expenses as a result of combining the operations of the Company and Knowledge Well. The acquisition may also increase the Company's revenue to the extent Knowledge Well's products generate incremental revenue.

  The Company estimates that the negotiation and implementation of the acquisition will result in aggregate pre-tax expenses of approximately $2.5 million, primarily relating to costs associated with combining the companies and the fees of attorneys, accountants and the financial advisor to the Company's Independent Committee. Although the Company does not believe that the costs will significantly exceed the aforementioned amount, there can be no assurance that the Company's estimate is correct or that unanticipated contingencies that would substantially increase the costs of combining the operations of the Company and Knowledge Well will not occur. In addition, the Company intends to account for the acquisition of Knowledge Well under the purchase method of accounting in accordance with generally accepted accounting principles. Under this method of accounting, the purchase price will be allocated to assets acquired and liabilities assumed based on their estimated fair values at the time of the closing of the acquisition. The Company intends to record a non-cash expense of approximately $5.4 million with respect to the write-off of in-process research and development acquired. In any event, the Company anticipates that costs associated with the acquisition of Knowledge Well and the write-off of acquired in-process research and development and goodwill amortization will negatively impact results of operations in the quarter in which the acquisition closes. In addition, the amortization of acquired intangible assets will negatively impact results of operations in future quarters. (1)

Results of Operations

The following table sets forth certain restated consolidated statements of operations data as a percentage of revenues:

                                                        Three months
                                                       ended March 31,
                                                    1998             1999
                                                   -----            -----
      Revenues                                       100%             100%
                                                    14.9             15.7
      Cost of revenues                             -----            -----

      Gross profit                                  85.1             84.3

      Operating expenses:
        Research and development                    16.0             18.4
        Sales and marketing                         42.3             52.2
        General and administrative                   8.0             11.1
                                                   -----            -----
          Total operating expenses                  66.3             81.7
                                                   -----            -----
      Income from operations                        18.8              2.6
      Other income, net                              2.4              1.3
                                                   -----            -----
      Income before provision for income taxes      21.2              3.9
      Provision for income taxes                    (2.8)            (0.6)
                                                   -----            -----
      Net income                                    18.4              3.3
                                                   =====            =====




________________________________________________________________

Footnote:
---------
(1) This paragraph consists of forward-looking statements reflecting current expectations. The amount of the expense to be recorded with respect to the write-off of acquired in-process research and development is based on current intention, and the amount actually recorded may be reduced. If such amount is reduced, the effect on the results of operations for the quarter in which the acquisition closes will be correspondingly reduced, and the effect of the amortization of acquired intangible assets on results of operations in future quarters will be correspondingly increased. In addition, the Company's actual future performance may not meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results" commencing on page 16 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

Revenues
--------

Revenues increased to $40.2 million in the three months ended March 31, 1999 from $39.9 million in the three months ended March 31, 1998. Since the third quarter of 1998 the Company has experienced a slowdown in the historical quarterly revenue growth rate due in part to a decline in contract renewals and upgrades and some contracts generating less revenue than they had historically. Also, the Company's "Channel" businesses, including the Corporate telesales operations did not perform as well as had been anticipated. The Company's revenue performance has improved over the last two quarters. In the first quarter of 1999, revenues increased on a year-over-year basis for the first time since the second quarter of 1998. However, there can be no assurance that the issues that adversely affected revenues since the third quarter of 1998 will not continue to negatively affect the Company's revenues in the future.

Revenues in the United States for the three months ended March 31, 1999 were $28.6 million (or 71% of revenues) compared to $29.2 million (or 73% of revenues) for the three months ended March 31, 1998.

Revenues in the United Kingdom for the three months ended March 31, 1999 were $4.7 million (or 12% of revenues), compared to $2.9 million (or 7% of revenues) for the three months ended March 31, 1998. Revenues in Ireland for the three months ended March 31, 1999 were $0.6 million (or 1% of revenues) compared to $1 million (or 3% of revenues) for the three months ended March 31, 1998.

In addition, revenues from outside the United States, United Kingdom and Ireland (principally from Australia, Europe (other than the United Kingdom and Ireland), Canada, South Africa and the Middle East) in the three months ended March 31, 1999 were $6.3 million (or 16% of revenues), compared to $6.9 million (or 17% of revenues) for the three months ended March 31, 1998.

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

Gross margins decreased to 84.3% in the three months ended March 31, 1999 from 85.1% in the three months ended March 31, 1998. The Company expects that cost of revenues may fluctuate from period to period in the future based upon many factors, including the mix of titles licensed (between titles developed exclusively by CBT Group and royalty-bearing titles developed pursuant to development and marketing alliances) and the timing of expenses associated with development and marketing alliances.

Operating Expenses
------------------

Throughout the first three quarters of 1998, the Company grew its cost base to support the expected growth in operations. However, in the third quarter of 1998 the Company's revenue performance was substantially lower than the expectations on which the Company had built its cost base. Management decided in October 1998 not to drastically reduce the cost base but to hold it relatively constant. Management believed that the risks of overly-aggressive reductions in the cost base out-weighed the risks of maintaining the cost base in support of future operations. The decision not to reduce the cost base has, as management expected, had the effect of significantly increasing operating expenses as a percentage of revenues over levels experienced in the first quarter of 1998. The Company expects this dynamic to continue at least for the next two quarters. (2)

__________________________________________________________________________
Footnote

(2) This paragraph consists of forward-looking statement reflecting current expectations. The Company's actual future performance may not meet the Company's current expectations or its current plans may change. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results" commencing on page 16 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

Research and Development Expenses
---------------------------------

Research and development expenses consist primarily of salaries and benefits, related overhead costs, travel expenses and fees paid to outside consultants. Research and development expenses increased in the three months ended March 31, 1999 to $7.4 million (or 18.4% of revenues) from $6.4 million (or 16.0% of revenues) in the three months ended March 31, 1998. The increase is primarily the result of the hiring of additional research and development personnel and the expansion of the Company's Dublin development center, which is required to expand and enhance the Company's library of software products. The Company delivered 74 new titles during the three months ended March 31, 1999, which brought the Company's library of titles to 911. As discussed under "Operating Expenses" above, the decision by management not to significantly reduce the Company's cost base, from the levels established at the end of the third quarter of 1998, has been a primary contributor to the growth in research and development expenses as a percentage of revenues in the three months ended March 31, 1999 compared to the three months ended March 31, 1998. This decision is expected to continue to affect research and development expenses as a percentage of revenues for at least the next two quarters. The Company believes that significant investment in research and development is required to remain competitive in the information technology education and training market, and the Company therefore expects research and development expenses to continue to increase in absolute terms in future periods. (2)

Software development costs are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, under which the Company is required to capitalize software development costs after technological feasibility has been established. To date, development costs after establishment of technological feasibility have been immaterial, and all software development costs have been expensed as incurred.

Sales and Marketing Expenses
----------------------------

Sales and marketing expenses consist primarily of salaries and commissions, advertising and promotional expenses and related overhead costs. These expenses increased in absolute terms and as a percentage of revenues in the three months ended March 31, 1999 to $21.0 million (or 52.2% of revenues) from $16.9 million (or 42.3% of revenues) for the three months ended March 31, 1998. The increases were primarily attributable to an increase in the number of sales personnel in the United States and, to a lesser extent, outside the United States. As discussed under "Operating Expenses" above, the decision by management not to significantly reduce the Company's cost base, from the levels established at the end of the third quarter of 1998, has been a primary contributor to the growth in sales and marketing expenses as a percentage of revenues in the three months ended March 31, 1999 compared to the three months ended March 31, 1998. This decision is expected to continue to affect sales and marketing as a percentage of revenues for at least the next two quarters. The Company expects to increase sales and marketing expenses in the future to support an increase in its sales force and expansion of its marketing efforts. (2)

General and Administrative Expenses
-----------------------------------

General and administrative expenses consist primarily of salaries and benefits, travel expenses, legal, accounting and consulting fees and related overhead costs for administrative officers and support personnel. General and administrative expenses increased in absolute terms and as a percentage of revenues in the three month period ended March 31, 1999 to $4.5 million (or 11.1% of revenues) from $3.2 million (or 8.0% of revenues) for the three month period ended March 31, 1998. As discussed under "Operating Expenses" above, the decision by management not to significantly reduce the Company's cost base, from the levels established at the end of the third quarter of 1998, has been a primary contributor to the growth in general and administrative expenses as a percentage of revenues in the three months ended March 31, 1999 compared to the three months ended March 31, 1998. This decision is expected to continue to affect general and administrative expenses as a percentage of revenues for at least the next two quarters. The Company anticipates that general and administrative expenses will increase in future periods due to increases in staffing and infrastructure. (2)

___________________________________________________________________________
Footnote

(2) This paragraph consists of forward-looking statement reflecting current expectations. The Company's actual future performance may not meet the Company's current expectations or its current plans may change. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results" commencing on page 16 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

Costs of Acquisitions
---------------------

There were no costs of acquisitions in either of the quarters ended March 31, 1999 or March 31, 1998. However, the Company expects that there will be significant costs of acquisitions in respect of the acquisition of Knowledge Well, which is expected to close in the second quarter of 1999. See "Recent Developments Proposed Acquisition of Knowledge Well" above. (3)

Other Income, Net
-----------------

Other income, net, comprises interest income, interest expense and foreign currency exchange gains and losses. The Company recognized other income, net, of $533,000 in the three months ended March 31, 1999, as compared to other income, net, of $967,000 for the comparable period of the prior year. Other income during both periods was primarily attributable to interest on short-term investments. Included in other income, net was net exchange losses of $464,000 for the three months ended March 31, 1999, compared to net exchange gains of $20,000 for the comparable period of 1998. The net exchange loss incurred was primarily attributable to the weakening of the Euro and related currencies, in particular the Irish pound, against the U.S. Dollar.

The Company's consolidated financial statements are prepared in dollars, although several of the Company's subsidiaries have functional currencies other than the dollar, and a significant portion of the Company's and its subsidiaries' revenues, costs and assets are denominated in currencies other than their respective functional currencies. The Company has significant subsidiaries in the United Kingdom, Australia, the Netherlands, Canada and Germany whose functional currencies are their local currencies and the majority of whose sales and operating expenses other than cost of goods sold are denominated in their respective local currencies. In addition, the Company's Irish subsidiaries, whose functional currency is the U.S. dollar, incur substantial operating expenses denominated in Irish pounds. Fluctuations in exchange rates may have a material adverse effect on the Company's results of operations, particularly its operating margins, and could result in exchange losses as has occurred in the three months ended March 31, 1999. The impact of future exchange rate fluctuations on the Company's results of operations cannot be accurately predicted.

The Company's subsidiaries in the United Kingdom, the Netherlands, Australia, and Canada whose functional currencies are their local currencies, had unhedged liabilities denominated in U.S. dollars payable to CBT Systems Ltd. ("CBT Ireland") at March 31, 1999 of $2.3 million, $3.5 million, $3.2 million and $3.3 million respectively.

During the three months ended March 31, 1999, the Company undertook hedging transactions against the Irish pound because the Company has substantial expenses denominated in that currency. The hedging transactions consisted of $20 million in foreign currency forward exchange contracts maturing in monthly installments from April 1999 to July 1999. To date, the Company has not sought to hedge the risks associated with fluctuations in the exchange rates of other currencies against the U.S Dollar, but may undertake such transactions in the future. There can be no assurance that any hedging techniques implemented by the Company would be successful in eliminating or reducing the effects of currency fluctuations.

Fluctuations in exchange rates may have a material adverse effect on the Company's results of operations, particularly its operating margins, and could result in exchange losses. The impact of future exchange rate fluctuations on the Company's results of operations cannot be accurately predicted.

Other income, net may fluctuate in future periods as a result of movements in cash, cash equivalents and short-term investment balances, interest rates, foreign currency exchange rates and asset disposals.


____________________________________________________________________________
Footnote

(3) This statement is a forward-looking statement reflecting current expectations. The Company's actual future performance may not meet the Company's current expectations or its current plans may change. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results" commencing on page 16 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

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

The effective tax rates for the three months ended March 31, 1998 and 1999 were 13.4% and 15.0% respectively.

Liquidity and Capital Resources

Cash and short-term investments at March 31, 1999 were $96.2 million compared to $102.0 million at December 31, 1998. Working capital was $117.2 million at March 31, 1999 compared to $116.8 million at December 31, 1998. The decrease in cash and short term investments is primarily attributable to a $2.9 million increase in prepaid expenses, a $2.1 million decrease in accrued payroll and related expenses and a $2.4 million decrease in other accrued liabilities.

Net cash used by operating activities was $4.8 million in the three months ended March 31, 1999 compared to net cash provided by operating activities of $6.9 million for the comparable period of the prior year. Cash out flow from operations was primarily due to an increase in prepaid expenses and decreases in payroll and related expenses and other accrued liabilities, as well as reduced net income, for the three months ended March 31, 1999.

Capital expenditures were $1.5 million in the three months ended March 31, 1999 compared to $2.6 million for the comparable period of the prior year. The Company expects to make significant investments to its information systems and other capital expenditure projects during the remainder of 1999. (3)

Proceeds from the issuance of ordinary shares in the three months ended March 31, 1999 was $825,000 compared to $8.7 million for the three months ended March 31, 1998. This decrease in proceeds from the issue of ordinary shares is primarily attributable to reduced employee stock option exercises following the substantial decline in the Company's stock price during September 1998.

The Company believes that its existing cash and short-term investments will be sufficient to meet its cash requirements for at least the next twelve months.
(4) The Company may from time to time consider the acquisition of complementary businesses, products or technologies, which may require additional financing.

________________________________________________________________________
Footnote:
---------

(3) This statement is a forward-looking statement reflecting current expectations. The Company's actual future performance may not meet the Company's current expectations or its current plans may change. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results" commencing on page 16 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

(4) This is a forward-looking statement, and actual results may differ materially depending on a variety of factors, including variable operating results or presently unexpected uses of cash such as mergers and acquisitions.

Additional Risk Factors that Could Affect Operating Results

In addition to the other factors identified in this Quarterly Report on Form 10-Q, the following risk factors could materially and adversely affect the Company's future operating results, and could cause actual events to differ materially from those predicted in the Company's forward looking statements relating to its business.


Fluctuations in Operating Results.
-----------------------------------

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

The Company's expense levels are based in significant part on its expectations regarding future revenues and are fixed to a large extent in the short term. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any significant revenue shortfall would therefore have a material adverse effect on the Company's results of operations. This risk materialized in the third quarter of 1998, where profit was dramatically negatively affected by a shortfall in revenues as against management's expectations. Profit has continued to be negatively affected since that time by the Company's strategic decision not to significantly reduce its cost base. These effects are expected to continue for at least the next two quarters.

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


The Company's future success also depends on the continued service of its key sales, product development and additional operational personnel and on its ability to attract, motivate and retain highly qualified employees. In addition, the Company depends on writers, programmers and graphic artists, as well as third-party content providers. The Company expects to continue to hire additional product development, sales and marketing, Information Service "IS" and accounting staff. However, there can be no assurance that the Company will be successful in attracting, retaining or motivating key personnel. In particular, the Company's recent adverse operating results, stock price performance and management changes could create uncertainties that could have a material adverse effect on the Company's ability to attract and retain key personnel. Although the Company has repriced all stock options (other than stock options held by the Company's directors) in an effort to retain and reincent employees, there can be no assurance that this strategy will be successful, and in any event, it will have a dilutive effect on future earnings per share. The inability to hire and retain qualified personnel or the loss of the services of key personnel could have a material adverse effect upon the Company's current business, new product development efforts and future business prospects.

Competition
-------------
The IT education and training market is highly fragmented and competitive, and the Company expects this competition to increase. The Company expects that because of the lack of significant barriers to entry into this market, new competitors may enter the market in the future. In addition, larger companies are competing with the Company in the IT education and training market, in part through the acquisition of the Company's competitors, and the Company expects this trend to continue. Such competitors may also include publishing companies and vendors of application software, including those vendors with whom the Company has formed development and marketing alliances.

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

Seasonality
-----------
The software industry generally, and the Company in particular, are subject to seasonal revenue fluctuations, based in part on customers' annual budgetary cycles and in part on the annual nature of sales quotas. These seasonal trends have in the past caused, and in the future are expected to continue to cause, revenues in the first quarter of a year to be less, perhaps substantially so, than revenues for the immediately preceding fourth quarter. In addition, the Company has in past years added significant headcount in the sales and marketing and research and development functions in the first quarter, and to a lesser extent, the second quarter. Because these headcount additions do not immediately contribute significant revenues, the Company's operating margins in the earlier part of the year tend to be significantly lower than in the later parts of the year. Because of the issues affecting the Company's third and fourth quarter results, which will continue to negatively affect the Company for at least the next two quarters, the reduction in operating margins is expected to continue for at least the next two quarters. Many software companies also experience a seasonal downturn in demand during the summer months. There can be no assurance that these or other seasonal trends will not have a material adverse effect on the Company's results of operations.

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

Management of Expanding Operations and Acquisitions
----------------------------------------------------
The Company has recently experienced rapid expansion of its operations, which has placed, and is expected to continue to place, significant demands on the Company's administrative, operational and financial personnel and systems. The Company's future operating results will substantially depend on the ability of its officers and key employees to manage changing business conditions and to implement and improve its operational, financial control and reporting systems. In particular, the Company requires significant improvement in its order entry and fulfillment and management information systems in order to support its expanded operations. If the Company is unable to respond to and manage changing business conditions, its business and results of operations could be materially adversely affected.


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

On May 29, 1998, the Company acquired The ForeFront Group, Inc., a Houston based provider of high quality, cost-effective, computer-based training products and network utilities for technical professionals. The successful combination of CBT and ForeFront, including the operation of ForeFront as an autonomous subsidiary of CBT, has required and will continue to require substantial effort from each company. The Company has experienced some difficulties in the integration of ForeFront and CBT, in particular with the integration of the two companies' sales operations. These difficulties contributed to the Company's failure to achieve its internal revenue expectations in the third quarter of 1998 and have continued to affect the Company since that time. These difficulties could continue to have a negative effect on future results, which could be material.

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

Risk of Increasing Taxes
--------------------------
Certain of the Company's subsidiaries have significant operations and generate significant taxable income in Ireland, and certain of the Company's Irish subsidiaries are taxed at rates substantially lower than tax rates in effect in the United States and in other countries in which the Company has operations. The extent of the tax benefit could vary from period to period, and there can be no assurance that the Company's tax situation will not change.

Euro Currency
-------------
The participating members of the European Union adopted the Euro as the common legal currency on January 1, 1999. On that same date they established the fixed conversion rates between the existing sovereign currencies and the Euro. The Company's research and development operation, as well as a number of sales operations, are based in Europe. The Company does not believe that the Euro Conversion will have a material impact on its business and financial condition. However the Company is unable to determine with certainty if the Euro conversion will have a material adverse impact on the Company's business and financial condition.

Year 2000
-----------
In the past, many information technology products were designed with two digit year codes that are unable to determine the correct century for a particular year. As a result, these hardware and software products may not function or may give incorrect results in and beyond the year 1999. This problem has been generally referred to as the "Year 2000" problem.

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

The Company has thus far funded its Year 2000 Readiness plan from operating cash flows and in the past has not separately accounted for these costs. These costs have principally been the related payroll costs for personnel in the development and information systems group. The Company estimates that costs incurred through December 31, 1998 in connection with the Year 2000 Readiness program have not been material to the Company. In connection with the Company's internal system Year 2000 readiness plan, the Company will incur additional costs which may be material for internal and possibly external administrative personnel to manage the project and for new (or upgrades to) internal use software, hardware and related engineering costs. Although the Company expects to implement successfully the systems and programming changes necessary to adequately address issues confronting the Company raised by the Year 2000 problem, there can be no assurance, however, that problems will not arise with respect to Year 2000 Readiness that the Company fails to identify or address timely. The Company's inability to timely implement such changes could have a material adverse effect on future results of operations.

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


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 1999, the Company entered into Irish pound denominated foreign currency forward exchange contracts totaling $20 million maturing monthly from April 1999 to July 1999. These foreign currency forward exchange contracts are for trading purposes only.

The Company's outstanding foreign currency forward exchange contracts are presented in the table below. The weighted average exchange rates quoted below represent the functional currency to the U.S. dollar.

                                    Expected Maturity   Weighted Average
Functional Currency      Amount       Quarter ended      Exchange Rate
Irish Pounds           $14,000,000  June 30, 1999                  1.390
Irish Pounds           $ 6,000,000  September 30, 1999             1.395


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



ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
     --------
     27.1   Financial Data Schedule

(b)  Reports on Form 8-K
     -------------------
     The company filed a report on Form 8-K with the Securities and Exchange Commission on February 1, 1999 reporting under Item 5 the Company's press release of January 19, 1999.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CBT GROUP PLC


Date: May 13, 1999            By:   /s/ William G. McCabe
                                    ---------------------
                                    William G. McCabe
                                    Chairman of the Board of Directors



Date: May 13, 1999            By:   /s/ Gregory M. Priest
                                    ---------------------
                                    Gregory M. Priest
                                    Chief Executive Officer and President