Form 10-Q
period 1999-06-30
CBT GROUP PLC
filed 1999-08-16
CIK 940181

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20548

                                   FORM 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

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

                                Yes [X]  No [ ]

The number of American Depositary Shares ("ADSs") (issued or issuable in exchange for Registrant's outstanding Ordinary Shares) outstanding as of August 5, 1999 was 48,734,383.

                       CBT GROUP PUBLIC LIMITED COMPANY

                               TABLE OF CONTENTS

                                                            Page
                                                            Number
                                                            ------
PART I.                     FINANCIAL INFORMATION

              Item 1.       Financial Statements

                            Condensed Consolidated Balance Sheets as of December 31, 1998
                            and as of June 30, 1999                                                                 3

                            Condensed Consolidated Statements of Operations for the three and
                            six months ended June 30, 1998 and 1999                                                 4

                            Condensed Consolidated Statements of Cash Flows for the six months
                            ended June 30, 1998 and 1999                                                            5

                            Notes to Condensed Consolidated Financial Statements                                    6

              Item 2.       Management's Discussion and Analysis of Financial Condition and
                            Results of Operations                                                                   9

              Item 3.       Quantitative and Qualitative Disclosures About Market Risk                             23

PART II.                    OTHER INFORMATION

              Item 1.       Legal Proceedings                                                                      24

              Item 4.       Matters Submitted to a Vote of the
                            Security Holders                                                                       25

              Item 6.       Exhibits and Reports on Form 8-K                                                       27


PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

                                 CBT GROUP PLC
                     Condensed Consolidated Balance Sheets
                            ( dollars in thousands)

                                                                                          December 31,            June 30,
                                                                                             1998                  1999
                                    ASSETS
Current assets
Cash                                                                                          $ 65,648               $ 57,953
Short term investments                                                                          36,386                 38,877
Accounts receivable, net                                                                        43,508                 48,667
Inventories                                                                                        247                    183
Deferred tax assets, net                                                                           253                    159
Prepaid expenses                                                                                 5,777                  8,285
                                                                                              --------               --------

  Total current assets                                                                         151,819                154,124

Intangible assets                                                                                4,237                 52,488
Property and equipment, net                                                                     17,636                 19,184
Investment                                                                                         550                    700
Other assets                                                                                    16,002                 18,474
                                                                                              --------               --------

  Total  assets                                                                                190,244                244,970
                                                                                              ========               ========


                                LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities
Accounts Payable                                                                                 5,161                  5,617
Accrued payroll and related expenses                                                             6,790                  4,481
Other accrued liabilities                                                                       20,023                 22,642
Deferred revenues                                                                                3,004                  2,722
                                                                                              --------               --------
        Total current liabilities                                                               34,978                 35,462
Non Current Liabilities
Other accrued liabilities                                                                           82                    122
Minority equity interest                                                                           383                    383
                                                                                              --------               --------
        Total non current liabilities                                                              465                    505
Shareholders' Equity
Ordinary Shares, IR9.375p par value: 120,000,000 shares authorized at                            6,725                  7,234
 December 31, 1998 and June 30, 1999; issued and outstanding: 44,412,808 and 44,387,039 shares at December 31, 1998 and 48,708,614 and 48,734,383 at June 30, 1999
Additional paid-in-capital                                                                     127,869                181,499
Accumulated profit                                                                              19,293                 20,255
Capital redemption                                                                                 231                    231
Treasury Stock, 25,769 shares at cost                                                               (2)                    (2)
Other comprehensive income                                                                         685                   (214)
                                                                                              --------               --------
        Total shareholders' equity                                                             154,801                209,003
                                                                                              --------               --------
Total liabilities and shareholders' equity                                                     190,244                244,970
                                                                                              ========               ========

           See notes to condensed consolidated financial statements

Note: The balance sheet does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                 CBT GROUP PLC

                Condensed Consolidated Statements of Operations
               (dollars in thousands, except per share amounts)

                                                         Three Months                       Six Months
                                               --------------------------------  --------------------------------
                                                        Ended June 30,                    Ended June 30,
                                               --------------------------------  --------------------------------
                                                    1998             1999             1998             1999
                                               --------------  ----------------  ---------------  ---------------

Revenues                                              $44,852         $ 47,247           $84,781          $87,444
Cost of revenues                                        6,697            7,528            12,641           13,858
                                                      -------         --------           -------          -------
Gross profit                                           38,155           39,719            72,140           73,586
Operating expenses:
  Research and development                              6,604            7,554            12,994           14,941
  Sales and marketing                                  18,622           21,642            35,490           42,615
  General and administrative                            3,594            4,461             6,808            8,939
  Amortization of acquired intangibles                     --              157                --              157
  Acquired research and development                        --            5,900                --            5,900
  Cost of acquisitions                                  5,505               --             5,505               --
                                                      -------         --------           -------          -------
    Total operating expenses                           34,325           39,714            60,797           72,552
                                                      -------         --------           -------          -------
Income from operations                                  3,830                5            11,343            1,034
Other income, net                                         936              633             1,903            1,166
                                                      -------         --------           -------          -------
Income before provision for income taxes                4,766              638            13,246            2,200
Provision for income taxes                                667            1,004             1,805            1,238
                                                      -------         --------           -------          -------
Net income (loss)                                     $ 4,099         $   (366)          $11,441          $   962
                                                      =======         ========           =======          =======
Net income (loss) per share  (1) - Basic                $0.09          ($ 0.01)            $0.27            $0.02
                                                      =======         ========           =======          =======
Shares used in computing net income (loss)             43,283           45,219            42,939           44,850
 per share - Basic                                    =======         ========           =======          =======
Net income (loss) per share  (1) - Diluted              $0.09          ($ 0.01)            $0.25            $0.02
                                                      =======         ========           =======          =======
Shares used in computing net income (loss)             46,357           45,219            46,080           47,957
 per share - Diluted                                  =======         ========           =======          =======



           See notes to condensed consolidated financial statements

(1) Net income (loss) per share gives effect to the two-for-one share split effected in March 1998

                                 CBT GROUP PLC
                Condensed Consolidated Statements of Cash Flows
               Increase (Decrease) in Cash and Cash Equivalents
                            (dollars in thousands)

                                                                                      Six months ended
                                                                                          June 30,
                                                                                   1998                1999
                                                                           --------------------  -----------------

Cash Flows from Operating Activities
Net income                                                                            $ 11,441           $    962
Adjustments to reconcile net income to net cash used
  by operating activities:
  Depreciation and amortization                                                           2,958              4,100
  Loss on disposal of assets                                                                 70                 --
  Accrued interest on short-term investments                                                236                (10)
  Non cash acquired R&D expense                                                              --              5,900
  Compensation expense                                                                      112                 --
  Changes in operating assets and liabilities:
    Accounts receivable                                                                 (4,114)            (5,378)
    Inventories                                                                           (410)                69
    Deferred tax assets                                                                    293                100
    Prepaid expenses and other assets                                                   (7,885)            (5,008)
    Accounts payable                                                                     1,541               (600)
    Accrued payroll and related expenses and other accrued liabilities                  (1,784)            (4,886)
    Deferred revenues                                                                   (3,455)              (304)
                                                                                      --------           --------
Net cash used by operating activities                                                     (997)            (5,055)
                                                                                      --------           --------
Cash Flows from Investing Activities
 Purchases of property and equipment                                                    (6,499)            (4,479)
 Cash acquired on purchase of Knowledge Well                                                --                768
 Payments to acquire short term investments                                            (50,330)           (44,323)
 Proceeds from sale and maturities of short-term investments                            50,041             41,842
 Proceeds from disposal of property and equipment                                           20                 --
 Payments to acquire investments                                                          (150)              (150)
                                                                                      --------           --------
    Net cash used in investing activities                                               (6,918)            (6,342)
                                                                                      --------           --------
Cash Flows from Financing Activities
 Proceeds from issuance of ordinary shares, net                                         18,076              4,249
                                                                                      --------           --------
    Net cash provided by financing activities                                           18,076              4,249
                                                                                      --------           --------
 Effect of exchange rate changes on cash and cash equivalents                              (90)              (547)
                                                                                      --------           --------
 Net increase / (decrease) in cash and cash equivalents                                 10,071             (7,695)
 Cash and cash equivalents at beginning of period                                       35,506             65,648
                                                                                      --------           --------
 Cash and cash equivalents at end of period                                           $ 45,577           $ 57,953
                                                                                      ========           ========

            See notes to condensed consolidated financial statements

                                 CBT GROUP PLC

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

These interim unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. However, CBT Group PLC (the "Company", "CBT Group", "CBT") believes that the disclosures are adequate to ensure that the information presented is not misleading. The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to Shareholders, as amended on Form 10-K/A, for the fiscal year ended December 31, 1998.

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

NOTE 2    ACQUISITION OF KNOWLEDGE WELL

On June 18, 1999 the Company closed its acquisition of Knowledge Well Group Limited and Knowledge Well Limited, two private companies formed under the laws of the Ireland (collectively "Knowledge Well"), pursuant to the terms of a Share Purchase Agreement, dated as of November 30, 1998 as amended and restated as of March 30, 1999 (the "Share Purchase Agreement"), among CBT, Knowledge Well and the shareholders of Knowledge Well (the "Share Exchange"). Knowledge Well provides business, management and professional education using interactive learning technologies. The acquisition of Knowledge Well is being accounted for under the purchase method of accounting in accordance with U.S generally accepted accounting principles ("GAAP"). The consolidated financial statements include the operating results of Knowledge Well from June 18, 1999.

The acquisition has been structured as a stock-for-stock exchange, in which a total of approximately 4.4 million CBT Group shares will be issued in exchange for all outstanding shares of Knowledge Well. CBT Group has also assumed options to acquire Knowledge Well stock exercisable for an issuance of up to approximately 0.4 million CBT Group shares. At the date of closure of the acquisition the Company had not acquired 18% of the outstanding shares of Knowledge Well. The beneficial owners of the 18% shareholding of Knowledge Well have contracted to sell the 18% shareholding to Mr. William G. McCabe, Chairman of the Board. These shares, once acquired by Mr. McCabe, will be exchanged for CBT Group shares in accordance with the Share Purchase Agreement.

Under generally accepted accounting principles, which require stock appreciation in connection with the announcement of the Knowledge Well transaction to be considered in calculating the purchase price, the purchase price of Knowledge Well, on acquisition of 100% of the outstanding shares, will be approximately $62.7 million. The Company recorded $5.9 million of acquired in-process research and development expense in the three months ended June 30, 1999. The $5.9 million of acquired in-process research and development expense represents management's estimate of the current fair value of those specifically identified Knowledge Well research and development projects for which technological feasibility has not been established and for which alternative future uses do not exist. Goodwill, the excess of the consideration paid over the estimated fair value of the net assets and the identifiable intangible assets acquired, was approximately $13.5 million. On acquisition of the 18% shareholding outstanding, goodwill will increase to approximately $23.8 million. Goodwill will be amortized on a straight line basis over ten years. The Company has also acquired other identifiable intangible assets of approximately $35.5 million. Other identifiable intangible assets will be amortized on a straight line basis over periods not exceeding ten years.

The following unaudited pro forma information combines the consolidated results of operations of the Company with those of Knowledge Well as if the acquisition had occurred at the beginning of each period presented. The pro forma results give effect to certain purchase accounting adjustments, including additional amortization expense from goodwill and other identifiable intangible assets, related income tax effects and the issuance of additional shares in connection with the acquisition.

Pro Forma Results of Operations
(unaudited,  in millions except per share amounts)

                                                Six  Months            Six Months
                                            --------------------  --------------------
                                               Ended June 30,        Ended June 30,
                                            --------------------  --------------------
                                                      1999                  1998
                                                ----------------      ----------------
Revenues                                                $87,616                $84,781
Net Income (loss)                                         ($187)               $ 6,480
Net Income (loss) per share                             $  0.00                $  0.13


NOTE 3    COMPUTATION OF NET INCOME PER SHARE

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

Basic net income per share is calculated using the weighted average number of ordinary shares of the Company outstanding during the period including the issuance of Company ordinary shares as a result of pooling of interests, at the beginning of the earliest period presented or subsequent date of incorporation of the pooled entity as applicable. Diluted net income per share is similarly calculated using the combined weighted average number of ordinary and dilutive potential ordinary shares, (as determined using the treasury stock method), such as shares issuable pursuant to the exercise of options outstanding of the Company including the issuance of Company ordinary and dilutive potential ordinary shares as a result of pooling of interests. Potential ordinary shares are not included in the results for the three months ended June 30, 1999, as the effect of their inclusion would be anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share:
                           (dollars in thousands, except per share amounts)

                                                        Three Months                    Six Months
                                                ----------------------------  ------------------------------
                                                       Ended June 30,                 Ended June 30,
                                                ----------------------------  ------------------------------
                                                     1998           1999           1998            1999
                                                --------------  ------------  --------------  --------------
Numerator:
----------
Numerator for basic and diluted net income             $ 4,099        ($366)         $11,441         $   962
 (loss) per share - net income (loss)                  =======       ======          =======         =======
Denominator:
------------
Denominator for basic net income (loss) per             43,283       45,219           42,939          44,850
 share - weighted average shares
Effect of dilutive securities:
Employee stock options                                   3,074           --            3,141           3,107
                                                       -------       ------          -------         -------

Denominator for diluted net income per share
 - adjusted weighted average shares and                 46,357       45,219           46,080          47,957
assumed conversion                                     =======       ======          =======         =======

Basic net income (loss) per share                      $  0.09       ($0.01)         $  0.27         $  0.02
                                                       =======       ======          =======         =======

Diluted net income (loss) per share                    $  0.09       ($0.01)         $  0.25         $  0.02
                                                       =======       ======          =======         =======

NOTE 4.    COMPREHENSIVE INCOME

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

The following table sets forth the calculation of comprehensive income on an interim basis:

                                                    Six months ended
                                                        June 30,
(dollars in thousands)                        1998                   1999
                                       -------------------    -------------------
Net Income                                         $11,441                  $ 962
  Other comprehensive income                          (122)                  (899)
                                                   -------                  -----
Total Comprehensive Income                         $11,319                  $  63
                                                   =======                  =====

NOTE 5.  COMMITMENTS AND CONTINGENCIES

Refer to Legal Proceedings in Part II, Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 herein.

PART I.   FINANCIAL INFORMATION

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Important Note About Forward Looking Statements

In addition to historical statements, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates" and similar expressions identify such forward looking statements. These forward looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Actual results may vary because of factors such as product ship schedules, life cycles, terms and conditions, product mix, competitive products and pricing, customer demand, technological shifts, litigation and other issues discussed elsewhere in this Quarterly Report and in the Company's most recent annual report, as amended on Form 10-K/A, for the fiscal year ended December 31, 1998. These forward-looking statements reflect management's opinions only as of the date hereof, and the Company assumes no obligation unless required by law to revise or publicly release the results of any revision to these forward-looking statements. Risks and uncertainties include, but are not limited to, those discussed in the section entitled "Additional Risk Factors That Could Affect Operating Results." Other risks and uncertainties are disclosed in the Company's SEC filings, including the Company's Annual Report, as amended on Form 10-K/A, for the fiscal year ended December 31, 1998. Historical results are not necessarily indicative of trends in operating results for any future period.

Overview

CBT Group PLC ("CBT Group", "CBT" or the "Company") is a leading provider of interactive education software designed to meet the information technology ("IT") education and training needs of businesses and organizations worldwide. The Company develops, publishes and markets a comprehensive library of over 950 software titles covering a range of client/server, mainframe, Internet and intranet technologies. CBT Group's products are used by over 2,000 of the world's leading corporations to train employees to develop and apply mission-critical technologies in the workplace. CBT Group works with leading software companies, including Cisco Systems, Inc. ("Cisco"), Informix Corporation ("Informix"), Lotus Development Corporation ("Lotus"), Marimba, Inc. ("Marimba"), Microsoft Corporation ("Microsoft"), Netscape Communications Corporation ("Netscape"), Novell, Inc. ("Novell"), Oracle Corporation ("Oracle"), SAP America, Inc. ("SAP"), Rational Software ("Rational"), Intel Corporation ("Intel"), Sybase, Inc. ("Sybase") and the IBM-Netscape-Sun Microsystems, collaborative Java education effort to develop and market vendor-specific training. CBT Group has also formed the Internet Security Training Consortium with Check Point Software Technologies, Inc. ("Check Point"), Cisco, IBM, Intel, the Javasoft business unit of Sun Microsystems, Inc., Lotus, Netscape, Network Associates, Inc. ("Network Associates"), RSA Data Security, Inc. ("RSA Data Security"), Security Dynamics Technologies, Inc. ("Security Dynamics"), the Hewlett Packard Company ("HP") and VeriSign, Inc. ("VeriSign") to address the Internet security training needs of enterprises worldwide.

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

The Company recently entered into an agreement with a major customer to provide an outsourced virtual university for technical education to the customer. Under the contract, the customer has licensed educational software from the Company, as well as contracting for professional services, management fees, on-line mentoring services and certain other items. In addition, the agreement provides for the Company to resell third parties' instructor led training to the customer. The Company believes that this agreement is a positive development for the Company and has a strategy of seeking to develop similar types of agreements with other customers.

The accounting and operating model consequences of this agreement are materially different from the accounting and operating model consequences of the multi-year software licensing structure that has been the basis of a majority of the Company's historical revenues. In particular, revenues from the non-software licenses portion of this agreement, which represent a substantial majority of the firmly contracted amount with the customer and all of the potential incremental revenues over the firmly contracted amount, will generally be recognized ratably as services are performed, which will have the effect of deferring revenue. Moreover, the gross margins associated with the non-software license components (and in particular the resale of third-party instructor-led training) are expected to be substantially lower that the gross margins typically associated with the Company's software license agreements.

The Company may not be successful in its efforts to develop similar types of agreements with other companies, and the economic terms of any arrangements that might be expected may not be as favorable. The Company believes that a lack of success in this regard could have a material negative effect on the Company. Moreover, to the extent that the Company is successful in its efforts to enter into similar types of agreements with other customers, those arrangements are expected to have accounting and operating model consequences that would also be materially different from the consequences of the Company's traditional software licensing model.


Recent Developments


Acquisition of Knowledge Well
-----------------------------

On June 18, 1999, CBT Group closed its acquisition of Knowledge Well Ltd. and Knowledge Well Group Ltd. (collectively, "Knowledge Well"), providers of business, management and professional education using interactive learning technologies. Knowledge Well's software titles are delivered using advanced interactive learning methodologies, while requiring that the student only have access to basic, industry-standard computing platforms. Knowledge Well's strategy is to provide a self-paced education and training solution, allowing individuals to obtain degrees and/or other credentials.

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

The acquisition of Knowledge Well will result in an increase of the Company's research and development, general and administrative and other expenses as a result of combining the operations of the Company and Knowledge Well. The amortization of the acquired intangible assets will negatively impact the results of operations in future quarters. The acquisition may also increase the Company's revenue to the extent Knowledge Well's products generate incremental revenue. (1) There can be no assurance that unanticipated contingencies that would substantially increase the costs of combining the operations of the Company and Knowledge Well will not occur.

_______________________________________________________________________________
Footnote:
---------
(1) This paragraph consists of forward-looking statements reflecting current expectations. In addition, the Company's actual future performance may not meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results" commencing on page 18 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

RESULTS OF OPERATIONS

The following table sets forth certain restated consolidated statements of operations data as a percentage of revenues:

                                           Three Months Ended June 30,    Six Months Ended June 30,
                                               1998           1999           1998           1999
                                           --------------  -------------  -------------  ------------

Revenues                                              100%           100%           100%          100%
Cost of revenues                                     14.9           15.9           14.9          15.9
                                                     ----           ----           ----          ----

Gross profit                                         85.1           84.1           85.1          84.1
Operating expenses:
 Research and development                            14.7           16.1           15.3          17.0
 Sales and marketing                                 41.5           45.8           41.9          48.7
 General and administrative                           8.0            9.5            8.0          10.2
 Amortization of acquired intangibles                  --            0.4             --           0.2
 Acquired research and development                     --           12.5             --           6.9
 Costs of acquisitions                               12.3            - -            6.5             -
                                                     ----           ----           ----          ----

   Total operating expenses                          76.5           84.3           71.7          83.0
                                                     ----           ----           ----          ----

Income from operations                                8.6           (0.2)          13.4           1.1
Other income, net                                     2.1            1.3            2.2           1.4
                                                     ----           ----           ----          ----

Income before provision for income taxes             10.7            1.1           15.6           2.5
Provision for income taxes                            1.5            2.1            2.1           1.4
                                                     ----           ----           ----          ----

Net income                                            9.2           (1.0)          13.5           1.1
                                                     ====           ====           ====          ====

Revenues
--------

Revenues increased to $47.2 million in the three months ended June 30, 1999 from $44.9 million in the three months ended June 30, 1998, and increased to $87.4 million in the six months ended June 30, 1999 from $84.8 million in the six months ended June 30, 1998. Since the third quarter of 1998 the Company has experienced a slowdown in the historical quarterly revenue growth rate due in part to a decline in contract renewals and upgrades and some contracts generating less revenue than they had historically. The Company's revenue performance has improved over the last three quarters. In the first quarter of 1999, revenues increased on a year-over-year basis for the first time since the second quarter of 1998. In the second quarter of 1999, year-over-year revenues also increased.

However, there can be no assurance that the issues that adversely affected revenues since the third quarter of 1998 will not continue to negatively affect the Company's revenues in the future. In particular, revenues in the third quarter of 1999 (and to a lesser extent, the third quarter of 2000) will be negatively affected by a reduction in the backlog of business available to be recognized as revenues during the quarter from contracts signed during the third quarter of 1998. Under a typical multi-year software license agreement, the Company recognizes the second, third and subsequent years' (if any) license revenue under the agreement on each subsequent annual anniversary of the agreement. The Company's revenues were significantly sequentially down from the second quarter of 1998 to the third quarter of 1998, reflecting a substantial reduction in new contracts in the third quarter of 1998. This reduction in new contracts in the third quarter of 1998 will therefore have an adverse impact on the third quarter of 1999 (and to a lesser extent, the third quarter of 2000).

Revenues in the United States for the three and six months ended June 30, 1999 increased to $34.1 million (or 72% of revenues) and $62.8 million (or 72% of revenues), respectively, from $32.9 million (or 73% of revenues) and $61.1 million (or 72% of revenues) for the three and six month periods ended June 30, 1998, respectively.

Revenues in the United Kingdom for the three and six months ended June 30, 1999 increased to $6.9 million (or 15% of revenues) and $11.5 million (or 13% of revenues), respectively, from $4.7 million (or 10% of revenues) and $8.0 million (or 9% of revenues) for the three and six months ended June 30, 1998, respectively. Revenues in Ireland for the three and six months ended June 30, 1999 were $0.5 million (or 1% of revenues) and $1.1 million (or 1% of revenues) compared to $1.2 million (or 3% of revenues) and $2.2 million (or 3% of revenues) for the six months ended June 30, 1998.

In addition, revenues from outside the United States, United Kingdom and Ireland (principally from Australia, Europe (other than the United Kingdom and Ireland), Canada, South Africa and the Middle East) in the three and six months ended June 30, 1999 were $5.7 million (or 12% of revenues) and $12.0 million (or 14% of revenues), compared to $6.1 million (or 14% of revenues) and $13.6 million (or 16% of revenues) for the three and six months ended June 30, 1998.

Because a significant portion of the Company's business is conducted outside the United States, the Company is subject to numerous risks of doing business in other countries, including risks related to currency fluctuations.

Cost of Revenues
----------------

Cost of revenues includes the cost of materials (such as compact disks, diskettes, packaging and documentation), royalties to third parties, the portion of development costs associated with funded development projects and fulfillment costs.

Gross margins decreased to 84.1% in the three and six months ended June 30, 1999, from 85.1% in the three and six months ended June 30, 1998. The Company expects that cost of revenues may fluctuate from period to period in the future based upon many factors, including the mix of titles licensed (between titles developed exclusively by CBT and royalty-bearing titles developed pursuant to development and marketing alliances), the timing of expenses associated with development and marketing alliances and the number and size of contracts providing for business other than traditional software licenses.

Operating Expenses
------------------

Throughout the first three quarters of 1998, the Company grew its cost base to support the expected growth in operations. However, in the third quarter of 1998 the Company's revenue performance was substantially lower than the expectations on which the Company had built its cost base. Management decided in October 1998 not to drastically reduce the cost base but to hold it relatively constant. Management believed that the risks of overly-aggressive reductions in the cost base out-weighed the risks of maintaining the cost base in support of future operations. The decision not to reduce the cost base has, as management expected, had the effect of significantly increasing operating expenses as a percentage of revenues over levels experienced in the first and second quarters of 1998. The Company expects this dynamic to continue at least for the next quarter. (2)

________________________________________________________________________________
Footnote
(2) This paragraph consists of forward-looking statement reflecting current expectations. The Company's actual future performance may not meet the Company's current expectations or its current plans may change. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results" commencing on page 18 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

Research and Development Expenses
---------------------------------

Research and development expenses consist primarily of salaries and benefits, related overhead costs, travel expenses and fees paid to outside consultants. Research and development expenses increased in absolute terms and as a percentage of revenues in the three and six months ended June 30, 1999 to $7.6 million (or 16.1% of revenues) and $14.9 million (or 17.0% of revenues), respectively, from $6.6 million (or 14.7% of revenues) and $13.0 million (or 15.3% of revenues) in the three and six months ended June 30, 1998. These increases in absolute terms are primarily the result of the hiring of additional research and development personnel and the expansion of the Company's Dublin development center, which is required to expand and enhance the Company's library of software products. The Company delivered 76 new interactive education software titles in the second quarter of 1999 bringing the total for the six months ended June 30, 1999 to 150 titles. The company's library currently comprises 987 titles, representing an eighteen percent increase over the number of titles at the end of 1998. As discussed under "Operating Expenses" above, the decision by management not to significantly reduce the Company's cost base, from the levels established at the end of the third quarter of 1998, has been a primary contributor to the growth in research and development expenses as a percentage of revenues in the three and six months ended June 30, 1999 compared to the three and six months ended June 30, 1998. This decision is expected to continue to affect research and development expenses as a percentage of revenues for at least the next quarter. The Company believes that significant investment in research and development is required to remain competitive in the information technology education and training market, and the Company therefore expects research and development expenses to continue to increase in absolute terms in future periods. (2)

Software development costs are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, under which the Company is required to capitalize software development costs after technological feasibility has been established. To date, development costs after establishment of technological feasibility have been immaterial, and all software development costs have been expensed.

Sales and Marketing Expenses
----------------------------

Sales and marketing expenses consist primarily of salaries and commissions, advertising and promotional expenses and related overhead costs. These expenses increased in absolute terms and as a percentage of revenues in the three and six months ended June 30, 1999 to $21.6 million (or 45.8% of revenues) and $42.6 million (or 48.7% of revenues), respectively, from $18.6 million (or 41.5% of revenues) and $35.5 million (or 41.9% of revenues) for the three and six months ended June 30, 1998. The increases in absolute terms were primarily attributable to an increase in the number of sales and sales related personnel in the United States and, to a lesser extent, outside the United States. Commission costs have also increased in absolute terms along with the increase in revenues during this period. As discussed under "Operating Expenses" above, the decision by management not to significantly reduce the Company's cost base, from the levels established at the end of the third quarter of 1998, has been a primary contributor to the growth in sales and marketing expenses as a percentage of revenues in the three and six months ended June 30, 1999 compared to the three and six months ended June 30, 1998. This decision is expected to continue to affect sales and marketing as a percentage of revenues for at least the next quarter. The Company expects to continue to increase sales and marketing expenses in the future to support an increase in its sales force and expansion of its marketing efforts. (2)

________________________________________________________________________________
Footnote
(2) This paragraph consists of forward-looking statement reflecting current expectations. The Company's actual future performance may not meet the Company's current expectations or its current plans may change. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results" commencing on page 18 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

General and Administrative Expenses
-----------------------------------

General and administrative expenses consist primarily of salaries and benefits, travel expenses, legal, accounting and consulting fees and related overhead costs for administrative officers and support personnel. General and administrative expenses increased in absolute terms and as a percentage of revenues in the three and six months ended June 30, 1999 to $4.5 million (or 9.5% of revenues) and $8.9 million (or 10.2% of revenues), compared to $3.6 million (or 8.0% of revenues) and $6.8 million (or 8.0% of revenues) for the three and six months ended June 30, 1998. As discussed under "Operating Expenses" above, the decision by management not to significantly reduce the Company's cost base, from the levels established at the end of the third quarter of 1998, has been a primary contributor to the growth in general and administrative expenses as a percentage of revenues in the three and six months ended June 30, 1999 compared to the three and six months ended June 30, 1998. This decision is expected to continue to affect general and administrative expenses as a percentage of revenues for at least the next quarter. The Company anticipates that general and administrative expenses will increase in future periods due to increases in staffing and infrastructure. (2)

Amortization of Acquired Intangibles
------------------------------------

As a result of the acquisition of Knowledge Well, the Company recorded identifiable intangible assets of $35.5 million and goodwill of $13.5 million. Goodwill will increase to $23.8 million on acquisition of the remaining 18% of Knowledge Well shares outstanding. Goodwill and the identifiable intangible assets will be amortized on a straight line basis over periods not exceeding 10 years. The Company recorded an amortization charge for goodwill and identifiable intangibles from June 18, 1999, date of the closure of the acquisition, to June 30, 1999 of approximately $157,000.

Acquired Research and Development
---------------------------------

The Company expensed $5.9 million of acquired in-process research and development in the three months ended June 30, 1999. The $5.9 million of acquired in-process research and development expense represents management's estimate of the current fair value of those specifically identified Knowledge Well research and development projects for which technological feasibility has not been established and for which alternative future uses do not exist.

Cost of Acquisitions
--------------------

There were no costs of acquisitions expensed in the three or six months ended June 30, 1999. The non-recurring costs estimated in respect of the acquisition of Knowledge Well, approximately $2.5 million, have been capitalized under the purchase method of accounting in accordance with U.S. GAAP. The acquisition costs recorded during the three and six months ended June 30, 1998 were non recurring costs related to the acquisition of The ForeFront Group, Inc. on May 29, 1998, which was accounted for under the pooling method of accounting in accordance with U.S. GAAP.

________________________________________________________________________________
Footnote
(2) This paragraph consists of forward-looking statement reflecting current expectations. The Company's actual future performance may not meet the Company's current expectations or its current plans may change. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results" commencing on page 18 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

Other Income, Net
-----------------

Other income, net, comprises interest income, interest expense and foreign currency exchange gains and losses. The Company recognized other income, net, of $633,000 and $1.2 million in the three and six months ended June 30, 1999, respectively, as compared to other income, net, of $936,000 and $1.9 million in the three and six months ended June 30, 1998. Other income was primarily attributable to interest on short-term investments. Included in other income, net was net exchange losses of $247,000 and $711,000 for the three and six months ended June 30, 1999, and net exchange losses of $110,000 and $90,000 for the three and six months ended June 30, 1998. The net exchange loss incurred during the three and six months ended June 30, 1999 was primarily attributable to the weakening of the Euro and related currencies, in particular the Irish pound, against the U.S. Dollar.

The Company's consolidated financial statements are prepared in dollars, although several of the Company's subsidiaries have functional currencies other than the dollar, and a significant portion of the Company's and its subsidiaries' revenues, costs and assets are denominated in currencies other than their respective functional currencies. The Company has significant subsidiaries in the United Kingdom, Australia, the Netherlands, Canada and Germany whose functional currencies are their local currencies and the majority of whose sales and operating expenses other than cost of goods sold are denominated in their respective local currencies. In addition, the Company's Irish subsidiaries, whose functional currency is the U.S. dollar, incur substantial operating expenses denominated in Irish pounds. Fluctuations in exchange rates may have a material adverse effect on the Company's results of operations, particularly its operating margins, and could result in exchange losses as has occurred in the three and six months ended June 30, 1999. The impact of future exchange rate fluctuations on the Company's results of operations cannot be accurately predicted.

The Company's subsidiaries in Canada, Australia and the United Kingdom whose functional currencies are their local currencies, had unhedged liabilities denominated in U.S. dollars payable to CBT Systems Ltd. ("CBT Ireland") at June 30, 1999 of $4.1 million, $4.0 million and $3.9 million respectively.

During the six months ended June 30, 1999, the Company undertook hedging transactions against the Irish pound because the Company has substantial expenses denominated in that currency. The hedging transactions consisted of $20 million in foreign currency forward exchange contracts maturing in monthly installments from April 1999 to July 1999. To date, the Company has not sought to hedge the risks associated with fluctuations in the exchange rates of other currencies against the U.S Dollar, but may undertake such transactions in the future. There can be no assurance that any hedging techniques implemented by the Company would be successful in eliminating or reducing the effects of currency fluctuations.

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

The effective tax rate for the three and six months ended June 30, 1999 was 15%.

LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments at June 30, 1999 were $96.8 million as compared to $102.0 million as at December 31, 1998. Working capital increased to $118.7 million at June 30, 1999 from $116.8 million at December 31, 1998.

Net cash used by operating activities was $5.1 million in the six months ended June 30, 1999 as compared to $1.0 million for the six months ended June 30, 1998. Cash used by operations was primarily due to an increase in accounts receivable, prepaid expenses and other assets, and decreases in accrued payroll and related expenses and other accrued liabilities, as well as reduced net income, for the six months ended June 30, 1999.

Capital expenditures were $4.5 million in the six months ended June 30, 1999 compared to $6.5 million for the six months ended June 30, 1998. The Company expects to make significant investments to its information systems and other capital expenditure projects during the remainder of 1999. (2)

Proceeds from the issuance of ordinary shares in the six months ended June 30, 1999 was $4.2 million compared to $18.1 million for the six months ended June 30, 1998. This decrease in proceeds from the issue of ordinary shares is primarily attributable to reduced employee stock option exercises following the substantial decline in the Company's stock price during September 1998.

The Company believes that its existing cash and short-term investments will be sufficient to meet its cash requirements for at least the next twelve months.
(3) The Company may from time to time consider the acquisition of complementary businesses, products or technologies, which may require additional financing, or pursue other strategic capital raising.

________________________________________________________________________________
Footnote:
---------
(2) This statement is a forward-looking statement reflecting current expectations. The Company's actual future performance may not meet the Company's current expectations or its current plans may change. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results" commencing on page 18 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

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


Fluctuations in Operating Results.
----------------------------------

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

The Company has been profitable (before one-time acquisition charges and amortization of acquired intangibles) for each of the last twenty-two quarters. There can be no assurance, however, that such profitability will continue in the future or that the levels of profitability will not vary significantly among quarterly periods. The Company's operating results may fluctuate as a result of many factors, including size and timing of orders and shipments, the number and size of contracts providing for business other than traditional software licenses, mix of sales between products developed solely by the Company and products developed through development and marketing alliances, royalty rates, the announcement, introduction and acceptance of new products, product enhancements and technologies by the Company and its competitors, mix of sales between the Company's field sales force, its other direct sales channels and its indirect sales channels, competitive conditions in the industry, loss of significant customers, delays in availability of existing or new products, spending patterns of the Company's customers, litigation costs and expenses, currency fluctuations, and general economic conditions.


The Company's expense levels are based in significant part on its expectations regarding future revenues and are fixed to a large extent in the short term. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any significant revenue shortfall would therefore have a material adverse effect on the Company's results of operations. This risk materialized in the third quarter of 1998, where profit was dramatically negatively affected by a shortfall in revenues as against management's expectations. Profit has continued to be negatively affected since that time by the Company's strategic decision not to significantly reduce its cost base. These effects are expected to continue for at least the next quarter.

Dependence on Key Personnel
---------------------------

The Company is dependent on the services of certain key executives. Failure to retain these executives, or the loss of certain additional senior management personnel or other key employees, could have a material adverse effect on the Company's business and future business prospects.

The Company's future success also depends on the continued service of its key sales, product development and additional operational personnel and on its ability to attract, motivate and retain highly qualified employees. In addition, the Company depends on writers, programmers and graphic artists, as well as third-party content providers. The Company expects to continue to hire additional product development, sales and marketing, information systems and accounting staff. However, there can be no assurance that the Company will be successful in attracting, retaining or motivating key personnel. In particular, the Company's recent adverse operating results, stock price performance and management changes could create uncertainties that could have a material adverse effect on the Company's ability to attract and retain key personnel. The inability to hire and retain qualified personnel or the loss of the services of key personnel could have a material adverse effect upon the Company's current business, new product development efforts and future business prospects.

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

New and Evolving Markets
------------------------

With the acquisition of Knowledge Well, the Company made a strategic decision to invest in, allocate resources to, the development, sale and marketing of business, management and professional education software. The market for this software is new and rapidly evolving. Accordingly, the future prospects for business, management and professional educational software products, as well as the Company's ability to realize a return on its existing and future investment in this business, will depend upon whether a robust market for these products develops and is sustained and on the Company's ability to develop and implement products that address emerging market requirements.

Developing Market
-----------------

The market for IT education and training is rapidly evolving. New methods of providing interactive education in a technology based format are being developed and offered in the marketplace, including intranet and internet offerings. Many of these new offerings involve new and different business models and contracting mechanisms. In addition, multimedia and other product functionality features are being added to the educational software. Accordingly, the Company's future success will depend upon, among other factors, the extent to which the Company is able to develop and implement products which address these emerging market requirements. There can be no assurance that the Company will be successful in meeting changing market needs.

Seasonality
-----------

The software industry generally, and the Company in particular, are subject to seasonal revenue fluctuations, based in part on customers' annual budgetary cycles and in part on the annual nature of sales quotas. These seasonal trends have in the past caused, and in the future are expected to continue to cause, revenues in the first quarter of a year to be less, perhaps substantially so, than revenues for the immediately preceding fourth quarter. In addition, the Company has in past years added significant headcount in the sales and marketing and research and development functions in the first quarter, and to a lesser extent, the second quarter. Because these headcount additions do not immediately contribute significant revenues, the Company's operating margins in the earlier part of the year tend to be significantly lower than in the later parts of the year. Because of the issues affecting the Company's third and fourth quarter 1998 results, which will continue to negatively affect the Company for at least the next quarter, the reduction in operating margins is expected to continue for at least the next quarter. Many software companies also experience a seasonal downturn in demand during the summer months. There can be no assurance that these or other seasonal trends will not have a material adverse effect on the Company's results of operations.

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

Management of Expanding Operations and Acquisitions
----------------------------------------------------

The Company has recently experienced rapid expansion of its operations, which has placed, and is expected to continue to place, significant demands on the Company's executive, administrative, operational and financial personnel and systems. The Company's future operating results will substantially depend on the ability of its officers and key employees to manage changing business conditions and to implement and improve its operational, financial control and reporting systems. In particular, the Company requires significant improvement in its order entry and fulfillment and management information systems in order to support its expanded operations. If the Company is unable to respond to and manage changing business conditions, its business and results of operations could be materially adversely affected.

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

On May 29, 1998, the Company acquired The ForeFront Group, Inc., a Houston based provider of high quality, cost-effective, computer-based training products and network utilities for technical professionals. The successful combination of the Company and ForeFront, including the operation of ForeFront as an autonomous subsidiary of the Company, has required and will continue to require substantial effort from each company. The Company has experienced some difficulties in the integration of ForeFront and CBT, in particular with the integration of the two companies' sales operations. These difficulties contributed to the Company's failure to achieve its internal revenue expectations in the third quarter of 1998. These difficulties could continue to have a negative effect on future results, which could be material. In addition, in June 1999, the Company acquired Knowledge Well. Knowledge Well provides interactive software that delivers business, management and professional education skills and/or courses. Although, the software delivery systems are similar, the Company and Knowledge Well developed distinct architectures for their respective products. Successful integration of these architectures will require substantial effort. Difficulties in combining the companies, products and technologies could have an adverse impact on the Company's ability to fully benefit from its existing and future investment in this business and on the future prospects for the business, management and professional education software products.

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

Year 2000
---------

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

The Company is utilizing internal and external resources to identify, correct, replace or reprogram, and test its internal systems, including both information technology ("IT") and non-IT systems. The Company's Year 2000 internal readiness program primarily covers: taking inventory of hardware, software and embedded systems, creating action plans to address known risks associated with such systems, contacting vendors for assurances that their systems are or shall be timely Year 2000 Ready, and contingency planning. The Company is in the process of completing an assessment of its material internal IT systems and its non-IT systems. There can be no assurance that the Company's internal systems or the systems of other companies on which the Company's systems rely will be timely Year 2000 Ready and that such failure to achieve Year 2000 Readiness will not have a material adverse effect on the Company's systems.

The Company has thus far funded its Year 2000 Readiness plan from operating cash flows and in the past has not separately accounted for these costs. These costs have principally been the related payroll costs for personnel in the development and information systems group. The Company estimates that costs incurred through June 30, 1999 in connection with the Year 2000 Readiness program have not been material to the Company. In connection with the Company's internal system Year 2000 readiness plan, the Company will incur additional costs which may be material for internal and possibly external administrative personnel to manage the project and for new (or upgrades to) internal use software, hardware and related engineering costs.

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

Some commentators have predicted that a significant amount of litigation will arise out of Year 2000 readiness issues, and the Company is aware of lawsuits against other software vendors. In addition, the Company could be affected by Year 2000 litigation against its software development partners. Because of the unprecedented nature of such litigation and unknown impact of the Year 2000 problem, it is uncertain to what extent the Company may be affected by such litigation.

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

                                          Expected Maturity     Weighted Average
Functional Currency        Amount         Quarter ended         Exchange Rate

Irish Pounds               $6,000,000     September 30, 1999    1.395


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

On June 17, 1999, Datatask Pty, Ltd ("Datatask") and Interskill Services, Inc. ("Interskill") filed a complaint against the Company in the Superior Court of the State of Delaware. Datatask and Interskill alleged breach of contract and breach of implied covenant of good faith and fair dealing by the Company under the terms of a distribution agreement. Datatask and Interskill alleged that they suffered financial harm of approximately $5 million as a result of such purported breach. The Company believes that the claim is without merit and intends to vigorously defend itself against the claim.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

Extraordinary General Meeting
-----------------------------

The Company held an extraordinary general meeting of shareholders on June 3, 1999 (the "EGM"). Under the terms of the deposit agreement Bank of New York is entitled to vote on behalf of the ADS holders. Three individual shareholders and a representative of Bank of New York were present for the vote. Voting was conducted by a show of hands in accordance with Irish law. There were no abstentions, broker non-votes or votes withheld with respect to any matter submitted to a vote of the security holders at the EGM.

The following is a brief description of each matter submitted to a vote of the security holders (Ordinary Shareholders and the representative of the ADS holders) and a summary of the votes tabulated with respect to each such matter at the EGM, as well as a summary of the votes cast by the Bank of New York based on the American Depositary Receipts ("ADR") facility:

(1) The Shareholders approved the Share Purchase Agreement dated November 30, 1998, as amended and restated as of March 30, 1999, made between CBT and Knowledge Well, relating to the acquisition by CBT of all of the shares of Knowledge Well in exchange for ordinary shares of IR9.375p each of CBT and the assumption of all outstanding options to purchase shares in the capital of Knowledge Well ("the Share Exchange") and the issuance of ordinary shares (or American Depositary Shares representing such ordinary shares) pursuant to such Share Exchange.

                       Votes "FOR"      Votes "AGAINST"    Votes "ABSTAIN"
                       -----------      ---------------    ---------------
Ordinary Shareholders      4                   0                  0
ADS holders            22,413,048           170,611            116,085



(2) The shareholders approved the amendment to the 1994 Share Option Plan (the "1994 Plan") to increase the total number of shares reserved for issuance thereunder by 2,000,000 ordinary shares of IR9.375p each and the directors were authorized to do such acts and things as they may consider necessary or expedient to establish and carry into effect the increase in the number of shares available for issuance under the 1994 Plan.

                       Votes "FOR"      Votes "AGAINST"    Votes "ABSTAIN"
                       -----------      ---------------    ---------------
Ordinary Shareholders      4                   0                  0
ADS holders            31,981,197          9,811,230          2,969,143

Annual General Meeting
----------------------

The Company held its annual general meeting of shareholders on June 4, 1999 (the "AGM"). Under the terms of the deposit agreement Bank of New York is entitled to vote on behalf of the ADS holders. Three individual shareholders and a representative of Bank of New York were present for the vote. Voting was conducted by a show of hands in accordance with Irish law. There were no abstentions, broker non-votes or votes withheld with respect to any matter submitted to a vote of the security holders at the AGM.

The following is a brief description of each matter submitted to a vote of the security holders (Ordinary Shareholders and the representative of the ADS holders) and a summary of the votes tabulated with respect to each such matter at the AGM, as well as a summary of the votes cast by the Bank of New York based on the ADR facility:

(1) Re-election as directors of the following persons who retired by rotation and being eligible offered themselves for re-election in accordance with the Company's Articles of Association;

     Mr. Gregory M. Priest

                       Votes "FOR"      Votes "AGAINST"   Votes "ABSTAIN"
                       -----------      ---------------   ---------------
Ordinary Shareholders       4                  0                0
ADS holders            42,476,007           192,114         2,093,449

     Mr. John P. Hayes

                       Votes "FOR"      Votes "AGAINST"   Votes "ABSTAIN"
                       -----------      ---------------   ---------------
Ordinary Shareholders       4                  0                0
ADS holders            42,603,660          2,150,717          7,193


(2) Election as director of Mr. James S. Krzywicki who was appointed during the year.

                       Votes "FOR"      Votes "AGAINST"   Votes "ABSTAIN"
                       -----------      ---------------   ---------------
Ordinary Shareholders       4                  0                0
ADS holders            42,625,664          2,128,457          7,449


(3) To receive and consider the Report of the Directors and the Consolidated Financial Statements of the Company for the year ended December 31, 1998 and the Auditors' Report to the Members.

                       Votes "FOR"      Votes "AGAINST"   Votes "ABSTAIN"
                       -----------      ---------------   ---------------
Ordinary Shareholders       4                  0                0
ADS holders            44,751,327            1,959            8,284


(4) The shareholders authorized the Company's Board of Directors to fix the remuneration of the Company's auditors for the year ending December 31, 1999;

                       Votes "FOR"      Votes "AGAINST"   Votes "ABSTAIN"
                       -----------      ---------------   ---------------
Ordinary Shareholders       4                  0                0
ADS holders            44,751,699            1,687            8,184


(5) The shareholders authorized and approved an amendment to the Company's Employee Share Purchase Plan (the "ESPP") increasing the total number of shares reserved for issuance thereunder by 1,000,000 ordinary shares and the directors were authorized to do such acts and things as they may consider necessary or expedient to establish and carry into effect the increase in the number of shares available for issuance under the ESPP;

                       Votes "FOR"      Votes "AGAINST"   Votes "ABSTAIN"
                       -----------      ---------------   ---------------
Ordinary Shareholders       4                  0                0
ADS holders            44,513,647           167,511           80,412

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


 (a)  Exhibits
 --------------

      2.1 Amended and Restated Share Purchase Agreement (Incorporated by reference to exhibit 2.1 to the Company's Registration Statement on Form 8-K dated June 18, 1999).

     27.1    Financial Data Schedule.


 (b)  Reports on Form 8-K
 -------------------------

      The Company filed a report on Form 8-K dated June 18, 1999 with the Securities and Exchange Commission on July 6, 1999 reporting under Item 2 the Company's acquisition of Knowledge Well. On July 19, 1999 the Company filed an amendment to the Form 8-K (Form 8-K/A) dated June 18, 1999, to provide the Financial Statements and Pro Forma Financial Information as required under Item 7.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          CBT GROUP PLC



Date: August 13, 1999               By:  /s/ Gregory M. Priest
                                         ---------------------
                                         Gregory M. Priest
                                         President and Chief Executive Officer

Date: August 13, 1999               By:  /s/ David Drummond
                                         ------------------
                                         David Drummond
                                         Executive Vice President of Finance
                                         and Chief Financial Officer