Form 10-Q
period 1999-09-30
CBT GROUP PLC
filed 1999-11-12
CIK 940181

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20548

                                   FORM 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

    [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
              For the Transition period from ________ to ________

                        Commission File Number: 0-25674

                        CBT GROUP PUBLIC LIMITED COMPANY
             (Exact name of registrant as specified in its charter)


             Republic of Ireland                     Not Applicable
            -------------------------------------------------------------------
       (State or other jurisdiction of     (I.R.S. Employer Identification No.)
        incorporation or organization)

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

                                Yes [X]  No [_]

The number of American Depositary Shares ("ADSs") (issued or issuable in exchange for Registrant's outstanding Ordinary Shares) outstanding as of November 8, 1999 was 49,850,318.

                        CBT GROUP PUBLIC LIMITED COMPANY

                               TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 Number
                                                                                                 ------
PART I.       FINANCIAL INFORMATION
    Item 1.   Financial Statements

              Condensed Consolidated Balance Sheets as of December 31, 1998
              and as of September 30, 1999                                                            3

              Condensed Consolidated Statements of Operations for the three and
              nine months ended September 30, 1998 and 1999                                           4

              Condensed Consolidated Statements of Cash Flows for the nine months
              ended September 30, 1998 and 1999                                                       5

              Notes to Condensed Consolidated Financial Statements                                    6

    Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                   9

    Item 3.   Quantitative and Qualitative Disclosures About Market Risk                             26

PART II.      OTHER INFORMATION


    Item 1.   Legal Proceedings                                                                      26

    Item 4.   Matters Submitted to a Vote of the
              Security Holders                                                                       27

    Item 6.   Exhibits and Reports on Form 8-K                                                       27


PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

                                                        CBT GROUP PLC
                                            Condensed Consolidated Balance Sheets
                                                   ( dollars in thousands)

                                                                                          December 31,          September 30,
                                                                                              1998                  1999
                                                ASSETS
Current assets
Cash                                                                                          $ 65,648               $ 69,538
Short term investments                                                                          36,386                 38,585
Accounts receivable, net                                                                        43,508                 50,281
Inventories                                                                                        247                    187
Deferred tax assets, net                                                                           253                    163
Prepaid expenses                                                                                 5,777                 12,155
                                                                                              --------               --------

       Total current assets                                                                    151,819                170,909

Intangible assets                                                                                4,237                 60,920
Property and equipment, net                                                                     17,636                 20,672
Investment                                                                                         550                    850
Other assets                                                                                    16,002                 20,457
                                                                                              --------               --------

       Total  assets                                                                           190,244                273,808
                                                                                              ========               ========


                                                LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Bank overdraft                                                                                       -                     89
Accounts payable                                                                                 5,161                  6,270
Accrued payroll and related expenses                                                             6,790                  6,531
Other accrued liabilities                                                                       20,023                 25,875
Deferred revenues                                                                                3,004                  2,935
                                                                                              --------               --------
                    Total current liabilities                                                   34,978                 41,700
Non Current Liabilities
Other accrued liabilities                                                                           82                    143
Minority equity interest                                                                           383                    383
                                                                                              --------               --------
                    Total non current liabilities                                                  465                    526
Shareholders' Equity
Ordinary shares, IR9.375p par value: 120,000,000 shares authorized at                            6,725                  7,387
 December 31, 1998 and September 30, 1999; issued and outstanding:
 44,412,808 and 44,387,039 shares at December 31, 1998 and 48,765,912 and
 48,740,143 at September 30, 1999
Additional paid-in-capital                                                                     127,869                197,540
Accumulated profit                                                                              19,293                 26,381
Capital redemption                                                                                 231                    231
Treasury stock, 25,769 shares at cost                                                               (2)                    (2)
Other comprehensive income                                                                         685                     45
                                                                                              --------               --------
                    Total shareholders' equity                                                 154,801                231,582
                                                                                              --------               --------
Total liabilities and shareholders' equity                                                     190,244                273,808
                                                                                              ========               ========

            See notes to condensed consolidated financial statements

Note: The balance sheet does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                 CBT GROUP PLC

                Condensed Consolidated Statements of Operations
                (dollars in thousands, except per share amounts)

                                                             Three Months                     Nine Months
                                                    ------------------------------  --------------------------------
                                                         Ended September 30,              Ended September 30,
                                                    ------------------------------  --------------------------------
                                                       1998            1999            1998             1999
                                                    --------------  --------------  ---------------  ---------------

Revenues                                              $35,182         $50,188         $119,963         $137,632
Cost of revenues                                        5,998           7,436           18,639           21,294
                                                      -------         -------         --------         --------
Gross profit                                           29,184          42,752          101,324          116,338
Operating expenses:
  Research and development                              5,762           8,915           18,756           23,856
  Sales and marketing                                  17,684          22,246           53,174           64,861
  General and administrative                            4,179           4,033           10,987           12,972
  Amortization of acquired intangibles                     --           1,567               --            1,724
  Acquired research and development                        --              --               --            5,900
  Cost of acquisition                                      --              --            5,505               --
                                                      -------         -------         --------         --------
    Total operating expenses                           27,625          36,761           88,422          109,313
                                                      -------         -------         --------         --------
Income from operations                                  1,559           5,991           12,902            7,025
Other income, net                                       1,786           1,216            3,689            2,382
                                                      -------         -------         --------         --------
Income before provision for income taxes                3,345           7,207           16,591            9,407
Provision for income taxes                                468           1,081            2,273            2,319
                                                      -------         -------         --------         --------
Net income                                            $ 2,877         $ 6,126         $ 14,318         $  7,088
                                                      =======         =======         ========         ========
Net income per share (1) - Basic                        $0.07           $0.13            $0.33            $0.15
                                                      =======         =======         ========         ========
Shares used in computing net income per                43,944          48,988           43,262           46,242
 share - Basic                                        =======         =======         ========         ========
Net income per share (1) - Diluted                      $0.06           $0.11            $0.31            $0.14
                                                      =======         =======         ========         ========
Shares used in computing net income per                46,498          55,109           46,222           50,263
 share - Diluted                                      =======         =======         ========         ========



            See notes to condensed consolidated financial statements

(1) Net income per share gives effect to the two-for-one share split effected in March 1998

                                 CBT GROUP PLC
                Condensed Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                             (dollars in thousands)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                      1998                1999
                                                                             -------------------  -----------------

Cash Flows from Operating Activities
Net income                                                                           $ 14,318           $  7,088
Adjustments to reconcile net income to net cash used
 by operating activities:
 Depreciation and amortization                                                          4,306              7,893
 Loss on disposal of assets                                                               178                 --
 Accrued interest on short-term investments                                               347                199
 Non cash acquired R&D expense                                                             --              5,900
 Compensation expense                                                                     112                 --
 Changes in operating assets and liabilities:
  Accounts receivable                                                                  (3,474)            (6,820)
  Inventories                                                                             (62)                65
  Deferred tax assets                                                                     201                 97
  Prepaid expenses and other assets                                                    (7,091)           (13,312)
  Accounts payable                                                                      1,211                 61
  Accrued payroll and related expenses and other accrued liabilities                    1,651              2,891
  Deferred revenues                                                                    (2,606)              (153)
                                                                                     --------           --------
Net cash provided by operating activities                                               9,091              3,909
                                                                                     --------           --------
Cash Flows from Investing Activities
 Purchases of property and equipment                                                   (9,814)            (7,961)
 Cash acquired on purchase of Knowledge Well                                               --                768
 Payments to acquire short term investments                                           (78,980)           (77,695)
 Proceeds from sale and maturities of short-term investments                           78,454             75,297
 Payments to acquire investments                                                         (350)              (300)
                                                                                     --------           --------
  Net cash used in investing activities                                               (10,690)            (9,891)
                                                                                     --------           --------
Cash Flows from Financing Activities
 Proceeds under bank overdraft facility                                                    41                 89
 Proceeds from issuance of ordinary shares, net                                        28,870             10,161
                                                                                     --------           --------
  Net cash provided by financing activities                                            28,911             10,250
                                                                                     --------           --------
 Effect of exchange rate changes on cash and cash equivalents                             269               (378)
                                                                                     --------           --------
 Net increase in cash and cash equivalents                                             27,581              3,890
 Cash and cash equivalents at beginning of period                                      35,505             65,648
                                                                                     --------           --------
 Cash and cash equivalents at end of period                                          $ 63,086           $ 69,538
                                                                                     ========           ========




            See notes to condensed consolidated financial statements

                                 CBT GROUP PLC

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

These interim unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. However, CBT Group PLC, trading as SmartForce (the "Company" or "SmartForce") believes that the disclosures are adequate to ensure that the information presented is not misleading. The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to Shareholders, as amended on Form 10-K/A, for the fiscal year ended December 31, 1998.

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

NOTE 2    ACQUISITION OF KNOWLEDGE WELL

On June 18, 1999 the Company closed its acquisition of Knowledge Well Group Limited and Knowledge Well Limited, two private companies formed under the laws of Ireland (collectively "Knowledge Well"), pursuant to the terms of a Share Purchase Agreement, dated as of November 30, 1998 as amended and restated as of March 30, 1999 (the "Share Purchase Agreement"), among SmartForce, Knowledge Well and the shareholders of Knowledge Well (the "Share Exchange"). Knowledge Well provides business, management and professional education using interactive learning technologies. The acquisition of Knowledge Well is being accounted for under the purchase method of accounting in accordance with U.S generally accepted accounting principles ("GAAP"). The consolidated financial statements include the operating results of Knowledge Well from June 18, 1999.

The acquisition was structured as a stock-for-stock exchange, in which a total of approximately 4.4 million SmartForce shares has been issued in exchange for all outstanding shares of Knowledge Well. SmartForce has also assumed options to acquire Knowledge Well stock exercisable for an issuance of up to approximately
0.4 million SmartForce shares.

Under generally accepted accounting principles, which require stock appreciation in connection with the announcement of the Knowledge Well transaction to be considered in calculating the purchase price, the purchase price of Knowledge Well, is approximately $62.7 million. The Company recorded $5.9 million of acquired in-process research and development expense in the nine months ended September 30, 1999. The $5.9 million of acquired in-process research and development expense represents management's estimate of the current fair value of those specifically identified Knowledge Well research and development projects for which technological feasibility had not been established and for which alternative future uses did not exist. Goodwill, the excess of the consideration paid over the estimated fair value of the net assets and the identifiable intangible assets acquired, was approximately $23.8 million. Goodwill is being amortized on a straight line basis over ten years. The Company has also acquired other identifiable intangible assets of approximately $35.5 million. Other identifiable intangible assets are being amortized on a straight line basis over periods not exceeding ten years.

The following unaudited pro forma information combines the consolidated results of operations of the Company with those of Knowledge Well as if the acquisition had occurred at the beginning of each period presented. The pro forma results give effect to certain purchase accounting adjustments, including additional amortization expense from goodwill and other identifiable intangible assets and related income tax effects.

Pro Forma Results of Operations
(unaudited,  in millions except per share amounts)

                                                   Nine  Months                  Nine Months
                                                -------------------          -------------------
                                                Ended September 30,          Ended September 30,
                                                -------------------          -------------------
                                                        1999                         1998
                                                -------------------          -------------------
Revenues                                            $137,804                     $119,963
Net Income                                          $  5,231                     $  5,925
Net Income per share                                $   0.10                     $   0.12


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

The following table sets forth the computation of basic and diluted net income per share:


                                                (dollars in thousands, except per share amounts)

                                                       Three Months                  Nine Months
                                                --------------------------  -----------------------------
                                                   Ended September 30,           Ended September 30,
                                                --------------------------  -----------------------------
                                                    1998          1999           1998           1999
                                                -------------  -----------  --------------  -------------

Numerator:
----------
Numerator for basic and diluted net income            $ 2,877      $ 6,126         $14,318        $ 7,088
 per share - net income                               =======      =======         =======        =======

Denominator:
------------
Denominator for basic net income per share -           43,944       48,988          43,262         46,242
 weighted average shares
Effect of dilutive securities:
Employee stock options                                  2,554        6,121           2,960          4,021
                                                      -------      -------         -------        -------

Denominator for diluted net income per share           46,498       55,109          46,222         50,263
 - adjusted weighted average shares and               =======      =======         =======        =======
 assumed conversion

Basic net income per share                            $  0.07      $  0.13         $  0.33        $  0.15
                                                      =======      =======         =======        =======

Diluted net income per share                          $  0.06      $  0.11         $  0.31        $  0.14
                                                      =======      =======         =======        =======

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

The following table sets forth the calculation of comprehensive income on an interim basis:

                                                      Nine Months Ended
                                                         September 30,
        (dollars in thousands)                     1998                  1999
                                               -----------        ------------
        Net Income                                 $14,318             $7,088
        Other Comprehensive Income                     370               (640)
                                                   -------             ------
        Total Comprehensive Income                 $14,688             $6,448
                                                   =======             ======

NOTE 5.  COMMITMENTS AND CONTINGENCIES

Refer to Legal Proceedings in Part II, Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 herein.

PART I.   FINANCIAL INFORMATION

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

SmartForce is a leading provider of e-Learning solutions to businesses and individuals worldwide. The Company provides businesses and other organizations with an e-business application that allows them to use internet technology to redefine the corporate training process and develop a competitive workforce. The Company has also established SmartForce.com, a leading destination site for individuals seeking professional advancement. SmartForce learning solutions allow students or "e-Learners" to immerse themselves in a dynamic, continuously updated learning environment that provides access to a variety of learning events and resources, including online seminars, mentoring, news, white papers and peer to peer collaborations. E-Learning also allows e-Learners to access SmartForce's industry-leading library of over 1,000 information technology ("IT") courseware titles as well as SmartForce's business and interpersonal skills offerings. With SmartForce e-Learning, each e-Learner's learning environment is personalized based on the e-Learner's interests, career objectives and job profile using Broadvision's One-to-One mass customization technology. Enterprises will also be able to leverage SmartForce's e-Learning infrastructure to create their own, customized solutions based on their specific business requirements.

SmartForce's courseware is used by over 2,000 of the world's leading corporations to train employees on mission-critical technical, business and interpersonal skills in the workplace. SmartForce works with leading software companies, including Cisco Systems, Inc., Informix Corporation, Lotus Development Corporation, Marimba, Inc., Microsoft Corporation, Netscape Communications Corporation, Novell, Inc., Oracle Corporation, SAP America, Inc. , Rational Software, Intel Corporation, Sybase, Inc. and the IBM-Netscape-Sun Microsystems, collaborative Java education effort to develop and market vendor-specific training. SmartForce has also formed the Internet Security Training Consortium with Check Point Software Technologies, Inc., Cisco, IBM, Intel, the Javasoft business unit of Sun Microsystems, Inc., Lotus, Netscape, Network Associates, Inc. , RSA Data Security, Inc., Security Dynamics Technologies, Inc., the Hewlett-Packard Company and VeriSign, Inc. to address the Internet security training needs of enterprises worldwide. SmartForce business and interpersonal skills offerings are also developed in conjunction with leading subject matter experts, including Kansas State University.

Beginning in fiscal 1998, the Company adopted Statement of Position 97-2 "Software Revenue Recognition" as amended by Statement of Position 98-4. The effect of adoption did not have a material impact on the Company's results of operations. The Company has historically derived its revenues primarily pursuant to license agreements under which customers license usage of delivered products for a period of one, two or three years. On each anniversary date during the term of multi-year license agreements, customers are generally allowed to exchange any or all of the licensed products for an equivalent number of alternative products within the SmartForce library. The first year license fee is generally recognized as revenue at the time of delivery of all products, provided the Company's fees are fixed or determinable and collections of accounts receivable are probable. Subsequent annual license fees are recognized on each anniversary date, provided the Company's fees are fixed or determinable and collections of accounts receivable are probable. The cost of satisfying any Post Contract Support ("PCS") is accrued at the time revenue is recognized, as PCS fees are included in the annual license fee. The estimated cost of providing PCS during the agreements is insignificant and unspecified upgrades or enhancements offered have been and are expected to be minimal and infrequent. For multi-element agreements where Vendor Specific Objective Evidence exists to allocate the total fee among the various elements of the agreement each element is recognized as appropriate. Where no such Vendor Specific Objective Evidence exists revenue is recognized ratably over the life of the agreement. In addition, the Company derives revenues from sales of its products, which is recognized upon shipment, net of allowances for estimated future returns and for excess quantities in distribution channels, provided the Company's fees are fixed or determinable and collections of accounts receivable are probable.

The Company recently announced the introduction of SmartForce e-Learning, a fully integrated, Internet-based learning solution. In connection with this initiative, the Company is moving from a software license model, where the Company sells a license to a specified list of software titles which may generally only be exchanged for other titles on an annual basis, to an Internet rental model where the Company rents to its customers access to a constantly evolving Internet environment. As a consequence, revenue under e-Learning rental agreements will generally be deferred and recognized ratably over the term of the agreement rather than annually in advance under the historical licensing structure. The Company anticipates that it will migrate the majority of its new and existing customers to the e-Learning solution by the end of the year 2000. This migration will result in the deferral of a significant portion of revenues from 2000 into future periods, and, accordingly, a decrease in reported revenues for each quarter during the year 2000 as compared to that which would be expected under the software license model. (1)

In addition, the Company intends to make significant investments in its e-Learning infrastructure and in building the SmartForce brand. In particular, the Company anticipates that it will incur at least $30 million in incremental research and development expenses and capital expenditures through 2001 to build out its e-Learning infrastructure, and at least $15 million in incremental marketing expenses through 2000 to build the SmartForce brand. As a result of the deferral of revenue under e-Learning agreements and these incremental expenses, the Company expects to record a net loss for each quarter during the year 2000. These losses could continue beyond that time. (1)


_______________________________________________________________________________
Footnote:
---------
(1) This paragraph consists of forward-looking statements reflecting current expectations. In addition, the Company's actual future performance may not meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results" commencing on page 19 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

The Company's e-Learning agreements may have other accounting and operating model consequences that are materially different from the operating model consequences of the Company's traditional software licensing structure. For example, the Company recently entered into an agreement with a major customer to provide an outsourced virtual university for technical education to the customer. Under the contract, the customer has licensed educational software from the Company, as well as contracting for professional services, management fees, on-line mentoring services and certain other items. In addition, the agreement provides for the Company to resell third parties' instructor led
training to the customer.   Revenues from the non-software licenses portion of
this agreement, which represent a substantial majority of the firmly contracted amount with the customer and all of the potential incremental revenues over the firmly contracted amount, will generally be recognized ratably as services are performed, which will have the effect of deferring revenue. Moreover, the gross margins associated with the non-software license components (and in particular the resale of third-party instructor-led training) are expected to be substantially lower than the gross margins typically associated with the Company's software license agreements.

The Company may not be successful in its efforts to migrate its customers to its e-Learning solutions and the economic terms of any arrangements that might be expected may not be as favorable as the traditional licensing agreements. The Company believes that a lack of success in this regard could have a material negative effect on the Company. Moreover, to the extent that the Company is successful in its efforts to enter into e-Learning agreements with its customers, those arrangements are expected to have accounting and operating model consequences that would also be materially different from the consequences of the Company's traditional software licensing model.

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

Recent Developments

Acquisition of Knowledge Well
-----------------------------

On June 18, 1999, SmartForce closed its acquisition of Knowledge Well Ltd. and Knowledge Well Group Ltd. (collectively, "Knowledge Well"), providers of business, management and professional education using interactive learning technologies. Knowledge Well's software titles are delivered using advanced interactive learning methodologies, while requiring that the student only have access to basic, industry-standard computing platforms. Knowledge Well's strategy is to provide a self-paced education and training solution, allowing individuals to obtain degrees and/or other credentials.

The successful combination of SmartForce and Knowledge Well will require substantial effort from each company. The diversion of the attention of management and any difficulties encountered in the transition process could have an adverse impact on SmartForce's ability to realize the full benefits of the acquisition. The successful combination of the two companies will also require coordination of their research and development and sales and marketing efforts. In addition, the process of combining the two organizations could cause the interruption of, or loss of momentum in, Knowledge Well's activities. There can be no assurance that SmartForce will be able to retain Knowledge Well's technical, sales and marketing personnel, or that it will realize any of the anticipated benefits of the acquisition.

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

_______________________________________________________________________________

Footnote:
---------
(1) This paragraph consists of forward-looking statements reflecting current expectations. In addition, the Company's actual future performance may not meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results" commencing on page 19 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

RESULTS OF OPERATIONS

The following table sets forth certain restated consolidated statements of operations data as a percentage of revenues:

                                                Three Months Ended Sept. 30,    Nine Months Ended Sept. 30,
                                                    1998            1999            1998           1999
                                               --------------  --------------  --------------  -------------

Revenues                                              100%            100%            100%           100%
Cost of revenues                                     17.0            14.9            15.7           15.5
                                                     ----            ----            ----           ----

Gross profit                                         83.0            85.1            84.5           84.5
Operating expenses:
 Research and development                            16.4            17.7            15.7           17.3
 Sales and marketing                                 50.3            44.2            44.3           47.2
 General and administrative                          11.9             8.0             9.2            9.4
 Amortization of acquired intangibles                  --             3.2              --            1.2
 Acquired research and development                     --              --              --            4.3
 Costs of acquisition                                  --              --             4.6             --
                                                     ----            ----            ----           ----

   Total operating expenses                          78.6            73.1            73.8           79.4
                                                     ----            ----            ----           ----

Income from operations                                4.4            12.0            10.7            5.1
Other income, net                                     5.1             2.4             3.1            1.7
                                                     ----            ----            ----           ----

Income before provision for income taxes              9.5            14.4            13.8            6.8
Provision for income taxes                            1.3             2.2             1.9            1.7
                                                     ----            ----            ----           ----

Net income                                            8.2%           12.2%           11.9%           5.1%
                                                     ====            ====            ====           ====

Revenues
--------

Revenues increased to $50.2 million in the three months ended September 30, 1999 from $35.2 million in the three months ended September 30, 1998, and increased to $137.6 million in the nine months ended September 30, 1999 from $120.0 million in the nine months ended September 30, 1998. Since the third quarter of 1998 the Company has experienced a slowdown in the historical quarterly revenue growth rate due in part to a decline in contract renewals and upgrades and some contracts generating less revenue than they had historically. The Company's revenue performance has progressively improved over the last four quarters with the reversal in the decline of contract renewals and upgrades and increasing average contract value. Revenues in the first quarter of 1999 increased on a year over year basis for the first time since the second quarter of 1998. Revenues in the second and third quarters of 1999 also increased on a year over year basis.

As noted previously, in connection with its recently announced e-Learning initiative, the Company is moving from a software licensing model to an Internet rental model under which revenues under e-Learning rental agreements will generally be deferred. See "Overview."

Revenues in the United States for the three and nine months ended September 30, 1999 increased to $35.1 million (or 70% of revenues) and $97.9 million (or 71% of revenues), respectively, from $24.6 million (or 70% of revenues) and $85.7 million (or 71% of revenues) for the three and nine month periods ended September 30, 1998, respectively.

Revenues in the United Kingdom for the three and nine months ended September 30, 1999 increased to $7.4 million (or 15% of revenues) and $18.9 million (or 14% of revenues), respectively, from $5.0 million (or 14% of revenues) and $13.0 million (or 11% of revenues) for the three and nine months ended September 30, 1998, respectively. Revenues in Ireland for the three and nine months ended September 30, 1999 were $1.0 million (or 2% of revenues) and $2.1 million (or 1% of revenues) compared to $0.5 million (or 1% of revenues) and $2.7 million (or 2% of revenues) for the nine months ended September 30, 1998.

In addition, revenues from outside the United States, United Kingdom and Ireland (principally from Australia, Europe (other than the United Kingdom and Ireland), Canada, South Africa and the Middle East) in the three and nine months ended September 30, 1999 were $6.7 million (or 13% of revenues) and $18.7 million (or 14% of revenues), compared to $5.1 million (or 15% of revenues) and $18.6 million (or 16% of revenues) for the three and nine months ended September 30, 1998.

Because a significant portion of the Company's business is conducted outside the United States, the Company is subject to numerous risks of doing business in other countries, including risks related to currency fluctuations.

Cost of Revenues
-----------------

Cost of revenues includes the cost of materials (such as compact disks, diskettes, packaging and documentation), royalties to third parties, third party instructor led training, the portion of development costs associated with funded development projects and fulfillment costs.

Gross margins for the three and nine months ended September 30, 1999 were 85.1% and 84.5% respectively compared to 83.0% and 84.5% for the three and nine months ended September 30, 1998. The Company expects that cost of revenues may fluctuate from period to period in the future based upon many factors, including the rate at which the Company is able to migrate its customers to its e-Learning solutions, mix of courseware provided to customers (between titles developed exclusively by SmartForce and royalty-bearing titles developed pursuant to development and marketing alliances) and the timing of expenses associated with development and marketing alliances.

Operating Expenses
------------------

Throughout the first three quarters of 1998, the Company grew its cost base to support the expected growth in operations. However, in the third quarter of 1998 the Company's revenue performance was substantially lower than the expectations on which the Company had built its cost base. Management decided in October 1998 not to drastically reduce the cost base but to hold it relatively constant. Management believed that the risks of overly-aggressive reductions in the cost base out-weighed the risks of maintaining the cost base in support of future operations. The decision not to reduce the cost base has, as management expected, had the effect of significantly increasing operating expenses as a percentage of revenues in the first and second quarters of 1999 and effectively the nine months ended September 30, 1999, over levels experienced in the first and second quarters of 1998 and the nine months ended September 30, 1998.

Research and Development Expenses
----------------------------------

Research and development expenses consist primarily of salaries and benefits, related overhead costs, travel expenses and fees paid to outside consultants. Research and development expenses increased in absolute terms and as a percentage of revenues in the three and nine months ended September 30, 1999 to $8.9 million (or 17.7% of revenues) and $23.8 million (or 17.3% of revenues), respectively, from $5.8 million (or 16.4% of revenues) and $18.8 million (or 15.7% of revenues) in the three and nine months ended September 30, 1998. These increases in absolute dollars and percentage terms are primarily the result of hiring additional research and development personnel and the expansion of the Company's Dublin development center, both of which were required to develop the e-Learning infrastructure and also to expand and enhance the Company's library of software products. In the third quarter of 1999 the Company delivered 76 new interactive IT education software titles bringing the total for the nine months ended September 30, 1999 to 226 IT titles. The company's library currently comprises 1,063 IT titles. As discussed under "Operating Expenses" above, the decision by management not to significantly reduce the Company's cost base, from the levels established at the end of the third quarter of 1998, has also contributed to the growth in research and development expenses as a percentage of revenues in the three and nine months ended September 30, 1999 compared to the three and nine months ended September 30, 1998. The Company believes that significant investment in research and development is required to build-out its e-Learning infrastructure and thus to remain competitive in the information technology education and training market, and the Company therefore expects research and development expenses to significantly increase in future periods.
(1)

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


Sales and Marketing Expenses
-----------------------------

Sales and marketing expenses consist primarily of salaries and commissions, advertising and promotional expenses and related overhead costs. These expenses increased in absolute terms but declined as a percentage of revenues in the three months ended September 30, 1999 to $22.3 million (or 44.2% of revenues) as compared to $17.7 million (or 50.3% of revenues) for the three months ended September 30, 1998 and increased in absolute terms and as a percentage of revenues for the nine months ended September 30, 1999 to $64.9 million (or 47.2% of revenues), as compared to $53.2 million (or 44.3% of revenues) for the nine months ended September 30, 1998. The increases in absolute terms were primarily attributable to an increase in the number of sales and sales related personnel in the United States and, to a lesser extent, outside the United States. Commission costs have also increased in absolute terms along with the increase in revenues during this period. The decrease in sales and marketing expenses as a percentage of revenue in the three months ended September 30, 1999 as compared to the three months ended September 30, 1998 was the result of the significant increase in revenues during the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As discussed under "Operating Expenses" above, the decision by management not to significantly reduce the Company's cost base, from the levels established at the end of the third quarter of 1998, has been a primary contributor to the growth in sales and marketing expenses as a percentage of revenues in the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. As previously discussed, the Company intends to invest at least $15 million through the year 2000 in building the SmartForce brand. As a result of this investment, as well as increases in the sales force to support future growth, the Company expects to continue to increase sales and marketing expenses in the future. (1)

________________________________________________________________________________
Footnote
(1) This paragraph consists of forward-looking statements reflecting current expectations. The Company's actual future performance may not meet the Company's current expectations or its current plans may change. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results" commencing on page 19 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

General and Administrative Expenses
-----------------------------------

General and administrative expenses consist primarily of salaries and benefits, travel expenses, legal, accounting and consulting fees and related overhead costs for administrative officers and support personnel. General and administrative expenses decreased in absolute terms and as a percentage of revenues in the three months ended September 30, 1999 to $4.0 million (or 8.0% of revenues) as compared to $4.2 million (or 11.9% of revenues) for the three months ended September 30, 1998 and increased in absolute terms and as a percentage of revenues for the nine months ended September 30, 1999 to $13.0 million (or 9.4% of revenues) as compared to $11.0 million (or 9.2% of revenues) for the nine months ended September 30, 1998. As discussed under "Operating Expenses" above, the decision by management not to significantly reduce the Company's cost base, from the levels established at the end of the third quarter of 1998, has been a primary contributor to the growth in general and administrative expenses as a percentage of revenues in the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998.The Company anticipates that general and administrative expenses will increase in future periods due to increases in staffing and infrastructure. (1)

Amortization of Acquired Intangibles
------------------------------------

As a result of the acquisition of Knowledge Well, the Company recorded identifiable intangible assets of $35.5 million and goodwill of $23.8 million. Goodwill and the identifiable intangible assets will be amortized on a straight-line basis over periods not exceeding 10 years. The Company recorded an amortization charge for goodwill and identifiable intangibles for the three and nine months ended September 30, 1999 of $1.6 million and $1.7 million, respectively.

Acquired Research and Development
---------------------------------

The Company expensed $5.9 million of acquired in-process research and development in the nine months ended September 30, 1999. The $5.9 million of acquired in-process research and development expense represents management's estimate of the current fair value of those specifically identified Knowledge Well research and development projects for which technological feasibility had not been established and for which alternative future uses did not exist.

Cost of Acquisitions
--------------------

There were no costs of acquisitions expensed in the three or nine months ended September 30, 1999. The non-recurring costs estimated in respect of the acquisition of Knowledge Well, approximately $2.5 million, have been capitalized under the purchase method of accounting in accordance with U.S. GAAP. The acquisition costs recorded during the three and nine months ended September 30, 1998 were non recurring costs related to the acquisition of The ForeFront Group, Inc. on May 29, 1998, which was accounted for under the pooling method of accounting in accordance with U.S. GAAP.

________________________________________________________________________________
Footnote
(1) This paragraph consists of forward-looking statements reflecting current expectations. The Company's actual future performance may not meet the Company's current expectations or its current plans may change. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results" commencing on page 19 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

Other Income, Net
------------------

Other income, net, comprises interest income, interest expense and foreign currency exchange gains and losses. The Company recognized other income, net, of $1.2 million and $2.4 million in the three and nine months ended September 30, 1999, respectively, as compared to other income, net, of $1.8 million and $3.7 million in the three and nine months ended September 30, 1998. Other income was primarily attributable to interest on short-term investments. Included in other income, net, was a net exchange gain of $211,000 for the three months ended September 30, 1999 and a net exchange loss of $500,000 for the nine months ended September 30, 1999, as compared to net exchange gains of $618,000 and $528,000 for the three and nine months ended September 30, 1998. The net exchange loss incurred for the nine months ended September 30, 1999 was primarily attributable to the weakening of the Euro and related currencies, in particular the Irish pound, against the U.S. Dollar during the nine months ended September 30, 1999.

The Company's consolidated financial statements are prepared in dollars, although several of the Company's subsidiaries have functional currencies other than the dollar, and a significant portion of the Company's and its subsidiaries' revenues, costs and assets are denominated in currencies other than their respective functional currencies. The Company has significant subsidiaries in the United Kingdom, Australia, the Netherlands, Canada and Germany whose functional currencies are their local currencies and the majority of whose sales and operating expenses other than cost of goods sold are denominated in their respective local currencies. In addition, the Company's Irish subsidiaries, whose functional currency is the U.S. dollar, incur substantial operating expenses denominated in Irish pounds. Fluctuations in exchange rates may have a material adverse effect on the Company's results of operations, particularly its operating margins, and could result in exchange losses as had occurred in the six months ended June 30, 1999. The impact of future exchange rate fluctuations on the Company's results of operations cannot be accurately predicted.

The Company's subsidiaries in Canada, the Netherlands and Australia whose functional currencies are their local currencies, had unhedged liabilities denominated in U.S. dollars payable to SmartForce Ireland Ltd. ("SmartForce Ireland") at September 30, 1999 of $4.6 million, $4.5 million, and $4.1 million respectively.

During the nine months ended September 30, 1999, the Company undertook hedging transactions against the Irish pound because the Company has substantial expenses denominated in that currency. The hedging transactions consisted of $20 million in foreign currency forward exchange contracts maturing in monthly installments from April 1999 to July 1999. To date, the Company has not sought to hedge the risks associated with fluctuations in the exchange rates of other currencies against the U.S Dollar, but may undertake such transactions in the future. There can be no assurance that any hedging techniques implemented by the Company would be successful in eliminating or reducing the effects of currency fluctuations.

Other income, net may fluctuate in future periods as a result of movements in cash, cash equivalents and short-term investment balances, interest rates, foreign currency exchange rates and asset disposals.

Provision for Income Taxes
---------------------------

SmartForce operates as a holding company with operating subsidiaries in several countries, and each subsidiary is taxed based on the laws of the jurisdiction in which it operates. Because taxes are incurred at the subsidiary level, and one subsidiary's tax losses cannot be used to offset the taxable income of subsidiaries in other tax jurisdictions, the Company's consolidated effective tax rate may increase to the extent that the Company reports tax losses in some subsidiaries and taxable income in others.

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

The estimated effective tax rate for the three and nine months ended September 30, 1999 was 12% and 14% respectively. The rate at which the Company is accruing taxes has been reduced based on management's expectations of reduced taxable income in higher tax jurisdictions due to expected incremental expenses in respect of the e-Learning initiative. (2)

LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments at September 30, 1999 were $108.1 million as compared to $102.0 million as at December 31, 1998. Working capital increased to $129.2 million at September 30, 1999 from $116.8 million at December 31, 1998.

Net cash provided by operating activities was $3.9 million in the nine months ended September 30, 1999 as compared to $9.1 million for the nine months ended September 30, 1998. The decrease in cash provided by operations was primarily due to an increase in accounts receivable, prepaid expenses and other assets, as well as reduced net income, for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998.

Capital expenditures were $8.0 million in the nine months ended September 30, 1999 compared to $9.8 million for the nine months ended September 30, 1998. The Company expects to make significant investments to its information systems and other capital expenditure projects over the next two years, primarily as a result of building the infrastructure for e-Learning. (2)

Proceeds from the issuance of ordinary shares in the nine months ended September 30, 1999 was $10.2 million compared to $28.9 million for the nine months ended September 30, 1998. This decrease in proceeds from the issue of ordinary shares is primarily attributable to reduced employee stock option exercises following the substantial decline in the Company's stock price during the period September to December 1998.

The Company believes that its existing cash and short-term investments will be sufficient to meet its cash requirements for at least the next twelve months.
(3) The Company may from time to time consider the acquisition of complementary businesses, products or technologies, which may require additional financing, or pursue other strategic capital raising.

________________________________________________________________________________
Footnote:
---------
(2) This statement is a forward-looking statement reflecting current expectations. The Company's actual future performance may not meet the Company's current expectations or its current plans may change. Investors are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results" commencing on page 19 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.


(3)This is a forward-looking statement, and actual results may differ materially depending on a variety of factors, including variable operating results, investment in the e-Learning infrastructure or in brand building, or presently unexpected uses of cash such as mergers and acquisitions.

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


Fluctuations in Operating Results; Anticipated Losses
------------------------------------------------------

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

The Company has been profitable (before one-time acquisition charges and amortization of acquired intangibles) for each of the last twenty-three quarters. There can be no assurance, however, that the Company will be profitable in the future or that the levels of profitability will not vary significantly among quarterly periods. The Company recently announced the introduction of SmartForce e-Learning, a fully integrated, Internet-based learning solution. In connection with this initiative, the Company is moving from a software license model, where the Company sells a license to a specified list of software titles, to an Internet rental model where the Company provides its customers with access to a constantly evolving Internet environment. As a consequence, revenue under e-Learning rental agreements will generally be deferred and recognized ratably over the term of the agreement rather than annually in advance under the historical licensing structure. The Company anticipates that it will migrate the majority of its new and existing customers to the e-Learning solution by the end of the year 2000. This migration will result in the deferral of a significant portion of revenues from 2000 into future periods, and, accordingly, a decrease in reported revenues for each quarter during the year 2000 as compared to that which would be expected under the software license model.

In addition, the Company intends to make significant investments in its e-Learning infrastructure and in building the SmartForce brand. In particular, the Company anticipates that it will incur at least $30 million in incremental research and development expenses and capital expenditures through 2001 to build out its e-Learning infrastructure, and at least $15 million in incremental marketing expenses through 2000 to build the SmartForce brand. As a result of the deferral of revenue under e-Learning agreements and these incremental expenses, the Company expects to record a net loss for each quarter during the year 2000. These losses could continue beyond that time.

The Company's operating results may also fluctuate as a result of many factors, including size and timing of orders and shipments, the rate at which the Company migrates its customers to its e-Learning solutions, the number and size of outsourced virtual university agreements or other agreements providing for professional services or the resale of instructor-led training, mix of sales between courseware developed solely by the Company and courseware developed through development and marketing alliances, royalty rates, the announcement, introduction and acceptance of new products, product enhancements and technologies by the Company and its competitors, mix of sales between the Company's field sales force, its other direct sales channels and its indirect sales channels, competitive conditions in the industry, loss of significant customers, delays in availability of existing or new products, spending patterns of the Company's customers, litigation costs and expenses, currency fluctuations, and general economic conditions.


The Company's expense levels are based in significant part on its expectations regarding future revenues and are fixed to a large extent in the short term. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any significant revenue shortfall would therefore have a material adverse effect on the Company's results of operations. This risk materialized in the third quarter of 1998, where profit was dramatically negatively affected by a shortfall in revenues as against management's expectations. Profit has been negatively affected since that time by the Company's strategic decision not to significantly reduce its cost base.

Risks Associated with Internet Initiative
-----------------------------------------

The Company recently announced a new strategic initiative based on SmartForce e-Learning, an Internet based learning solution. The success of this initiative will depend, among other things, on the Company's ability to build-out and maintain its e-Learning infrastructure, to market and sell the new e-Learning solution to existing and prospective customers, to create a significant subscriber base for its e-Learning destination site and to attract and retain key management and technical personnel. The Company has limited experience with an Internet model, and the Company's historical results may be of limited value in predicting the potential success of this initiative.

Risk of System Failure
----------------------

The success of the Company's e-Learning strategy is highly dependent on the consistent performance of its information systems and Internet infrastructure. If the Company's website fails for any reason, even for only a short period of time, the Company's business and reputation would be materially harmed. SmartForce relies on third parties for proper functioning of its computer infrastructure, delivery of its e-Learning application and the performance of its destination site. The Company's systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. Any system failures could adversely affect customer usage of the Company's solution and user traffic results in any future quarters, which could adversely affect the Company's revenues and operating results and harm its reputation with corporate customers, subscribers and commerce partners. A key element of SmartForce's strategy is to generate a high volume of traffic to the website and create a significant subscriber base. Accordingly, the satisfactory performance, reliability and availability of the Company's website and computer infrastructure is critical to the Company's reputation and ability to attract and retain corporate customers, subscribers and commerce partners. SmartForce cannot accurately project the rate or timing of any increases in traffic to its website and, therefore, the integration and timing of any upgrades or enhancements required to facilitate any significant traffic increase to the website are uncertain. The failure to expand and upgrade the website or any system error or failure could materially harm the Company's business, reputation, financial condition or results of operations.

Need to Build SmartForce Brand
------------------------------

The Company believes that establishing and maintaining the SmartForce brand will be critical to the success of its e-Learning strategy and that the importance of brand recognition will increase due to the growing number of education-oriented Internet sites. Successful promotion and marketing of the SmartForce brand will depend on providing compelling educational content, community and commerce, and we intend to significantly increase our marketing and branding expenditures in our effort to increase our brand awareness. If our brand building strategy is unsuccessful, these expenses may never be recovered, and our business could be materially harmed.

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

Competition
-----------

The interactive education and training market is highly fragmented and competitive, and the Company expects this competition to increase. The Company expects that because of the lack of significant barriers to entry into this market, new competitors may enter the market in the future. In addition, larger companies are competing with the Company in the interactive education and training market, in part through the acquisition of the Company's competitors, and the Company expects this trend to continue. Such competitors may also include publishing companies and vendors of application software, including those vendors with whom the Company has formed development and marketing alliances.

The Company competes primarily with third-party suppliers of instructor-led education and training and internal training departments and with other suppliers of education and training, including several other companies that produce interactive software training. To a lesser extent, the Company also competes with consultants, value-added resellers and network integrators. Certain of these value-added resellers also market products competitive with those of the Company. The Company expects that as organizations increase their dependence on outside suppliers of training, the Company will face increasing competition from these other suppliers as education and training managers more frequently compare training products provided by outside suppliers.

Many of the Company's current and potential competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition, than the Company. In addition, the interactive education and training market is characterized by significant price competition, and the Company expects that it will face increasing price pressures from competitors as managers demand more value for their training budgets. Accordingly, there can be no assurance that the Company will be able to provide products that compare favorably with new instructor-led techniques or other interactive training software or that competitive pressures will not require the Company to reduce its prices significantly.

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

Developing Market
-----------------

The market for interactive education and training is rapidly evolving. New methods of providing interactive education in a technology based format are being developed and offered in the marketplace, including intranet and internet offerings. Many of these new offerings involve new and different business models and contracting mechanisms. In addition, multimedia and other product functionality features are being added to the educational software.
Accordingly, the Company's future success will depend upon, among other factors, the extent to which the Company is able to develop and implement products which address these emerging market requirements. There can be no assurance that the Company will be successful in meeting changing market needs.

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

In addition in June 1999, the Company acquired Knowledge Well. Knowledge Well provides interactive software that delivers business, management and professional education skills and/or courses. Although, the software delivery systems are similar, the Company and Knowledge Well developed distinct architectures for their respective products. Successful integration of these architectures will require substantial effort. Difficulties in combining the companies, products and technologies could have an adverse impact on the Company's ability to fully benefit from its existing and future investment in this business and on the future prospects for the business, management and professional education software products.

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

The Company has established a Year 2000 Task Force in its Dublin Development Centre (the "Dublin Task Force") and a Year 2000 Task Force in its corporate headquarters in Redwood City, California (the "US Task Force") to together identify and resolve Year 2000 issues. The Dublin Task Force is testing the Year 2000 readiness of SmartForce's current software products and making appropriate modifications to ensure that SmartForce's software will function appropriately in 1999, the Year 2000, and throughout the next century. The Dublin Task Force is also testing the Company's internal systems in Ireland. The US Task Force is coordinating testing and preparation of the Company' internal systems throughout the world that are material to SmartForce's operations. The Company has defined "Year 2000 Ready" to mean that neither performance nor functionality of the hardware or software product will be negatively affected by four digit dates prior to, during, and after the Year 2000 in a material manner provided that all other products (whether hardware or software) used in or in combination with the product properly exchange data with it.

The Company is utilizing internal resources to identify, test and as necessary correct or reprogram its products and services for Year 2000 Readiness. The Company has tested its current products. The Company has determined that all such products are Year 2000 Ready, except for certain older products for which there is presently small demand (such as DOS based products) and for which the Company does not plan to make Year 2000 Ready and CBT Reporter, an administrative tracking tool. CBT Reporter will function properly provided that it is used under the conditions specified in the Year 2000 Disclosure section of the Company's website. In addition, a Year 2000 Ready version of CBT Reporter has been developed and is scheduled to be released during the fourth quarter of 1999. Despite the Company's testing or assurances from third party software providers, there can be no assurances that the Company's products do not contain undetected errors or defects associated with Year 2000 date functions which may result in delay or loss of revenue, diversion of development resources, damage to the Company's reputation, costs for third party damage claims, or increased service costs any of which could impair the Company's finances or business prospects.

The Company is utilizing internal and external resources to identify, correct, replace or reprogram, and test its internal systems, including both information technology ("IT") and non-IT systems. In connection with the Company's Year 2000 internal readiness program, the Company has taken inventory of hardware and software systems and is continuing to add newly added systems to the inventory, reviewed third party vendor disclosures regarding their Year 2000 Readiness, created action plans based upon such disclosures, and is in the process of implementing such plans. The Company is in the process of completing an assessment of its material internal IT systems. There can be no assurance that the Company's internal systems or the systems of other companies on which the Company's systems rely will be timely Year 2000 Ready and that such failure to achieve Year 2000 Readiness will not have a material adverse effect on the Company's systems.

The Company has funded its Year 2000 Readiness plan from operating cash flows and in the past has not separately accounted for these costs. These costs have principally been the related payroll costs for personnel in the development and information systems group and costs for third party consultants that have assisted the Company in this effort. The Company estimates that costs incurred through September 30, 1999 in connection with the Year 2000 Readiness program have not been material to the Company. In connection with the Company's internal system Year 2000 readiness plan, the Company will incur additional costs which may be material for internal and possibly external administrative personnel to manage the project and for new (or upgrades to) internal use software, hardware and related engineering costs.

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

The Company has obtained only minimal information concerning the Year 2000 Readiness status of its customers. If the Company's current or future customers fail to achieve Year 2000 Readiness or if they divert or delay technology expenditures to focus on or in connection with preparing their business for the Year 2000, capital expenditure, software investment and training budgets may be delayed or spent on remediation efforts rather than information technology training. Such a delay in software investment or diversion of software investment or training funds could reduce the demand for the Company's products both (a) directly, if current and potential customers allocate less funds to information technology training, and (b) indirectly, by delaying the purchase and implementation of new systems. This could adversely affect the Company's future revenues, although the impact is not known at this time.

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

The Company does not currently intend to develop a contingency plan to address situations that may result if it is unable to achieve Year 2000 Readiness of its critical operations. In the event, the Company decides to develop or implement such a plan, the cost of doing so may itself be material.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk


The Company did not directly or beneficially own any market risk sensitive instruments at September 30, 1999.


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Since the end of the third quarter of 1998, purported class action lawsuits were filed in United States District Court for the Northern District of California and the Superior Court of California for the County of San Mateo against the Company, SmartForce and certain of the Company's former and current officers and directors alleging violation of the federal securities laws. The complaints allege that the defendants misrepresented and/or omitted to state material facts regarding the Company's business and financial condition and prospects during the class periods in order to artificially inflate and maintain the price of the Company's ADSs, and misrepresented and/or omitted to state material facts in the registration statement and prospectus issued in connection with the merger with ForeFront, artificially inflating the price of the Company's ADSs.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


 (a)  Exhibits
 -------------

  10.1* Employment Agreement effective as of June 18, 1999 between CBT Group PLC, CBT Systems USA, Ltd. and William G. McCabe. In addition to this employment agreement, Mr. McCabe provides certain other services to the Company under a consulting agreement between CBT Systems Ltd. and Clarion Worldwide Limited (Incorporated by reference to exhibit 10.21 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 as filed with the Securities and Exchange Commission on March 18, 1998 (File No. 0-25674)). Under this employment agreement and the consulting agreement, Mr. McCabe's remuneration for services provided is $250,000 per annum.

  10.2* Employment Agreement effective as of June 18, 1999 between CBT Group PLC, CBT Systems USA, Ltd. and Gregory M. Priest.

  10.3* Employment Agreement effective as of June 18, 1999 between CBT Group PLC, CBT Systems USA, Ltd. and William A. Beamish. In addition to this employment agreement, Mr. Beamish provides certain other services to the Company under a consulting agreement between CBT Systems Ltd. and Clarion Worldwide Limited (Incorporated by reference to exhibit 10.21 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 as filed with the Securities and Exchange Commission on March 18, 1998 (File No. 0-25674)). Under this employment agreement and the consulting agreement, Mr. Beamish's remuneration for services provided includes a base salary of $200,000 per annum and an annual performance bonus at 100% achievement of $100,000 per annum at the discretion of the board.

  10.4* Employment Agreement effective as of June 18, 1999 between CBT Group PLC, CBT Systems USA, Ltd. and William B. Lewis.

  10.5* Employment Agreement effective as of June 18, 1999 between CBT Group PLC, CBT Systems USA, Ltd. and Jeffrey N. Newton.


  27.1   Financial Data Schedule.


 (b)  Reports on Form 8-K
 ------------------------

     On July 19, 1999 the Company filed an amendment to the Form 8-K (Form 8-K/A) dated June 18, 1999, to provide the Financial Statements and Pro Forma Financial Information as required under Item 7.

     ---------------------------------------------------------------------------

     * Denotes management compensatory plan or arrangement

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CBT GROUP PLC



Date: November 12, 1999                  By:  /s/ Gregory M. Priest
                                              ---------------------
                                         Gregory M. Priest
                                         President and Chief Executive Officer

Date: November 12, 1999                  By:  /s/ David C. Drummond
                                              ---------------------
                                         David C. Drummond
                                         Executive Vice President of Finance and
                                         Chief Financial Officer

                               INDEX TO EXHIBITS


     10.1 Employment Agreement effective as of June 18, 1999 between CBT Group PLC, CBT Systems USA, Ltd. and William G. McCabe.
     10.2 Employment Agreement effective as of June 18, 1999 between CBT Group PLC, CBT Systems USA, Ltd. and Gregory M. Priest.
     10.3 Employment Agreement effective as of June 18, 1999 between CBT Group PLC, CBT Systems USA, Ltd. and William A. Beamish.
     10.4 Employment Agreement effective as of June 18, 1999 between CBT Group PLC, CBT Systems USA, Ltd. and William B. Lewis.
     10.5 Employment Agreement effective as of June 18, 1999 between CBT Group PLC, CBT Systems USA, Ltd. and Jeffrey N. Newton.

     27.1   Financial Data Schedule.