Form 10-K405
period 1999-12-31
SMARTFORCE PUBLIC LTD CO
filed 2000-03-30
CIK 940181

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------
                                   FORM 10-K

            (Mark One)

  [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the fiscal year ended December 31, 1999
                                      or

    [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

     For the transition period from                to                   .

                        Commission File Number: 0-25674

                               ----------------

                       SMARTFORCE PUBLIC LIMITED COMPANY
            (Exact name of registrant as specified in its charter)

         REPUBLIC OF IRELAND                           NONE
   (State or other jurisdiction of        (I.R.S. Employer Identification
   incorporation or organization)                     Number)

                             900 Chesapeake Drive
                        Redwood City, California 94063
                   (Address of principal executive offices)

                                (650) 817-5900
             (Registrant's telephone number, including area code)

                               ----------------

  Securities registered pursuant to Section 12(b) of the Act:

         Title of each class              Name of each exchange on which
                None                                registered
                                                       None

  Securities registered pursuant to Section 12(b) of the Act:

                           Ordinary Shares IR9.375p
                              Subscription Rights
                               (Title of class)

                               ----------------
   Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period of time that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes [X]   No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting shares held by non-affiliates of Registrant was $2.3 billion as of March 27, 2000 (excludes 4,693,450 shares which may be deemed to be held by directors, officers and affiliates of Registrant as of March 27, 2000).

   The number of Registrant's equivalent American Depositary Shares, or ADSs, outstanding as of March 27, 2000 was 50,461,074.

   Portions of Registrant's definitive proxy statement to be delivered to shareholders in connection with Registrant's annual general meeting of shareholders to be held in June, 2000 in Dublin, Ireland, are incorporated by reference into Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference to this Form 10-K, the proxy statement is not deemed to be filed as a part hereof.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 SMARTFORCE PLC

                 ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR
                   FROM JANUARY 1, 1999 TO DECEMBER 31, 1999

                               TABLE OF CONTENTS

PART I

Item 1.   Business...............................................................................   3
          --Important Note About Forward-Looking Statements......................................   3
          --General..............................................................................   3
          --Industry Background..................................................................   3
          --The SmartForce e-Learning Solution...................................................   4
          --Strategy.............................................................................   5
          --Products and Services................................................................   6
          --Strategic Alliances..................................................................   8
          --Customers............................................................................   9
          --Research and Development.............................................................  10
          --Intellectual Property and Licenses...................................................  10
          --Competition..........................................................................  11
          --Sales and Marketing..................................................................  11
          --Employees............................................................................  12
Item 2.   Properties.............................................................................  12
Item 3.   Legal Proceedings......................................................................  12
Item 4.   Submission of Matters to a Vote of Security Holders....................................  13

PART II

Item 5.   Market for Registrants' Share Capital and Related Shareholder Matters..................  14
Item 6.   Selected Consolidated Financial Data...................................................  16
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..  17
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.............................  35
Item 8.   Financial Statements and Supplementary Data............................................  36
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  62

PART III

Item 10.  Directors and Executive Officers of Registrant.........................................  62
Item 11.  Executive Compensation.................................................................  62
Item 12.  Security Ownership of Certain Beneficial Owners and Management.........................  62
Item 13.  Certain Relationships and Related Transactions.........................................  62

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K........................  63
          Signatures.............................................................................  68

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

General

   We provide comprehensive, integrated e-Learning solutions that help businesses deploy knowledge across their extended enterprise of employees, customers, suppliers, distributors and other business partners. Our hosted e-Learning platform provides access to a comprehensive offering of learning events and resources comprising over 1,300 SmartCourses, online SmartSeminars(TM), 24x7 SmartMentoring(TM), articles, peer-to-peer collaboration, customer-created content and other e-Learning services. Our platform allows organizations to customize their e-Learning environment to meet their corporate objectives and to train their employees and business partners quickly, efficiently and effectively. Our e-Learning solutions also provide individuals access to dynamic, continuously-updated learning events so they can personalize their e-Learning environment to meet their specific educational and career objectives. In addition, we provide tracking, assessment and feedback tools which help users better understand their educational progress and managers track and assess the effectiveness of their training initiatives.

   Our learning environment covers a wide variety of business topics, including information technology, or IT, business skills, interpersonal skills and project management. We develop our content in collaboration with leading technology providers, including Cisco, Informix, Intel, Lotus, Microsoft, Netscape, Novell, Oracle, Rational Software, SAP, Sybase and TIBCO Software. As of December 31, 1999, we had over 2,500 corporate customers, including AT&T, Bell Atlantic, British Airways, Compaq, CSC, Dell, Deloitte & Touche, GTE, MCI WorldCom, PricewaterhouseCoopers, Reuters, Sprint, Unisys and Whittman-Hart.

   We launched our hosted e-Learning environment, which we license under an Internet rental model, in the fourth quarter of 1999. Accordingly, we generated substantially all of our revenues in 1999 and earlier periods from licenses of our SmartCourses under software license agreements. Historically, our customers have deployed our SmartCourses using a variety of technologies, primarily including local and wide area networks and corporate intranets.

   We were incorporated in the Republic of Ireland on August 8, 1989. Our registered office is located at Belfield Office Park, Clonskeagh, Dublin 4, Ireland, and our telephone number at that address from the United States is
(011) 353-1-2181000. The address of SmartForce USA is 900 Chesapeake Drive, Redwood City, California 94063, USA, and our telephone number at that address is (650) 817-5900.

   For additional information about our business, see the consolidated financial statements and related notes thereto included herein. Financial information about our operating segments can be found in note 11 to the financial statements.

Industry Background

   Businesses face an increasingly challenging environment characterized by rapid changes in technologies and business models and increased globalization. A principal source of competitive advantage in this changing environment is the depth, breadth and timeliness of the knowledge and skills possessed by a business' entire workforce. Businesses must develop strategies to continually innovate and distribute knowledge rapidly and effectively throughout their organizations as well as throughout their extended enterprise of customers, suppliers, distributors and other business partners. As employee training has become an integral component of business strategy, organizations have increased their spending on learning in the enterprise. According to Training Magazine, U.S. businesses and governmental organizations budgeted to spend approximately $62.5 billion on learning and skill training in 1999.

   The emergence of the Internet as a medium for commerce has dramatically accelerated these trends, requiring companies to continually reinvent themselves to respond to the rapidly changing marketplace. By providing organizations with the means to innovate and transform their traditional business processes and models, the Internet has prompted organizations to re-educate their workforce to successfully compete in this increasingly complex working environment. As the speed of technological change continues to increase, the life-span of the knowledge and skills of employees continues to shrink and companies find it even more crucial to develop quick, efficient and effective means to continually keep their employees' skills current and assist them in developing new skills. The Internet has also provided the need and the means to integrate members of a company's extended enterprise into its business model. By educating the extended enterprise, businesses can more effectively reduce the time-to-market of new products and services, improve the productivity of sales channels and reduce customer support costs, which can enhance their competitive advantage.

   Traditionally, organizations have attempted to address their learning needs through investments in instructor-led training from external vendors or internal training departments. Instructor-led training, however, can be costly, time-consuming and a logistical challenge, typically requiring employees to leave their workplaces for prolonged periods, often to attend classes at off-site locations. Such training is also difficult to customize to the organizational needs of a specific company or to tailor to the training needs of a particular individual. Moreover, traditional instructor-led training cannot be easily reviewed and assessed by management and is difficult to update on a regular basis. Furthermore, as many companies continue to expand their operations globally, they often find it difficult to deploy and deliver consistent and timely instructor-led training throughout the organization and its extended enterprise.

   In response to the historical shortcomings of instructor-led training programs, companies are spending increased amounts on technology-based training. First generation technology-based training products such as interactive courseware delivered through corporate networks or the Internet address many of the shortcomings of instructor-led training. However, the rapid growth and development of the Internet creates opportunities for providers to build upon the benefits of these methods to design and deliver new and more powerful learning offerings. The Internet allows for the creation of an infrastructure platform that enables businesses to customize and personalize the learning process, effectively assess skill levels and manage learning outcomes and connect learners in real-time with online experts and peers. Additionally, the Internet provides a more effective medium for deploying and delivering content to widely dispersed operations and the extended enterprise and improves the means of product and user support. Moreover, the Internet allows companies to outsource their learning infrastructure allowing them to focus on their core competencies.

   A number of providers are using the Internet as a delivery mechanism for courseware. However, these products fail to leverage the power of the Internet to transform the training process. As a result, there is a significant opportunity for an integrated e-Learning platform that combines high quality personalizable content with the power of the latest Internet-related technologies to provide a complete outsourced solution for learning throughout the extended enterprise.

The Smartforce e-Learning Solution

   We provide businesses with a fully hosted Internet platform for corporate learning, called SmartForce e-Learning, that allows organizations to gain a competitive advantage by training their employees and partners more quickly, efficiently and effectively. We have leveraged our leadership in technology-based training to create a personalized, dynamic, continuously-updated learning environment that provides access to a variety of learning events and resources, including over 1,300 SmartCourses, online SmartSeminars, 24x7 SmartMentoring, news, articles, white papers, case studies, peer-to-peer collaboration, customer-created content and other e-Learning services. Our learning environment covers a wide variety of business topics, including IT, business skills, interpersonal skills and project management. Key elements of the SmartForce e-Learning solution are:

     Integrated e-Learning Platform. The SmartForce e-Learning platform provides customers with access to a comprehensive, integrated e-Learning environment which can be customized and managed. The platform incorporates emerging Internet technologies and integrates all the components of our solution -courses, online collaboration, interactive mentoring, assessment capabilities, customer-created information and other e-Learning services. Our platform allows businesses to outsource the learning infrastructure while enabling them to maximize learning results.

     Comprehensive Business Content. Our learning environment offers a broad range of business topics designed to help our customers meet their strategic objectives. We develop our content in collaboration with leading technology providers, including Cisco, Informix, Intel, Lotus, Microsoft, Netscape, Novell, Oracle, Rational Software, SAP, Sybase and TIBCO Software. Our offerings include over 1,300 SmartCourses, as well as SmartSeminars, news, articles and white papers.

     Personalized, Dynamic Learning. Our e-Learning solutions provide personalized access to dynamic, continuously-updated learning events. Individuals can create personalized learning paths through our e-Learning environment to meet their specific educational and career objectives. Our Fast Track assessment tools help learners avoid unnecessary and duplicative training and gives them the ability to effectively assess skill levels and manage learning outcomes to meet their specific educational objectives. This personalized offering allows companies to efficiently and effectively train their employees without spending unnecessary resources on inappropriate training.

     Customizable Learning Environment. Our architecture allows corporations to customize the e-Learning environment in order to meet their corporate objectives. Customers can select from a broad array of coursework, seminars and other learning events to optimize the learning environment for the overall organization and the extended enterprise. In addition, we provide a platform for customers to integrate their internally created learning material into the environment.

     Tools to Measure Training Effectiveness. We provide tracking, assessment and feedback tools which help users better understand their educational progress and managers assess the results of their training programs.

Strategy

   Our objective is to be the leading provider of comprehensive, integrated e-Learning solutions to businesses and their extended enterprises. Key elements of our strategy include:

     Expand Our e-Learning Platform. We intend to continue to expand our e-Learning platform in order to provide a more comprehensive solution to our customers. We also plan to devote significant resources to expand our customers' ability to integrate internally created content into the environment and to improve the reporting and tracking features of our solutions. In addition, we are working closely with Microsoft to create content based on Microsoft's Learning Resource Interchange specification, which implements learning object standards. This approach will allow us to deliver even more personalized learning and to integrate into our offerings third-party content with these standards.

     Continue to Offer a Broad Range of e-Learning Content. We expect to continually expand the number and types of e-Learning offerings in order to provide the most comprehensive, educationally-rich solutions available. For example, we plan to leverage our streamlined development process engine to aggressively expand our comprehensive library of SmartCourses, and we plan to create new types of learning events, such as simulations, workshops and other collaborative offerings. We intend to continue investing significant resources to expand our e-Learning offerings.

     Develop and Expand Alliances with Content Partners. We intend to continue to enter into development and marketing alliances with key technology vendors to produce and market vendor-specific authorized training programs. We believe these alliances provide a number of competitive advantages, including access to partners' product development plans, source material and distribution channels. We intend to expand our existing relationships and to enter into relationships with new content partners, including leaders in emerging Internet technologies and providers of business skills material.

     Develop Additional e-Learning Platform Partnerships. We plan to expand and strengthen our partnerships with companies to provide SmartForce e-Learning as the platform for their e-Learning initiatives. For example, we recently entered into an agreement with Dell to create EducateU, an e-Learning destination Web site available to Dell customers and visitors to Dell Web sites. We believe these relationships provide us with incremental revenue opportunities extending our market reach to our partners' customers and Web site visitors.

     Expand Channels of Distribution. We have primarily targeted Fortune 3000 companies and other major U.S. and international organizations through our direct sales force. We intend to expand our indirect sales channels and telesales efforts to target companies beyond the Fortune 3000 and to accelerate our market penetration worldwide.

     Build Subscriber Base. We intend to increase the number of individual subscribers to mysmartforce.com through corporate contracts and marketing activities. We believe that the creation of a substantial subscriber base will provide us with a number of incremental revenue opportunities, including e-commerce, sponsorships and advertising. In addition, we intend to make significant investments in our e-Learning infrastructure and in building the SmartForce brand.

Products and Services

  SmartForce e-Learning Platform

   The SmartForce e-Learning platform consists of a fully hosted, integrated e-Learning environment, a suite of assessment and management tools and a range of related professional services. Through this platform we offer our customers comprehensive learning solutions designed to help them achieve their strategic business objectives.

   We license our solutions primarily through Internet rental agreements under which customers receive access to our solutions for one or more years. Our pricing varies based on the number of SmartCourses and other learning events selected, the number of users, the length of the contract and the amount of professional services selected. Volume and multi-year discounts encourage customers to expand Internet rental agreements as their needs grow and as they become more familiar with our offerings.

   We launched our hosted e-Learning environment, which we license under an Internet rental model, in the fourth quarter of 1999. Accordingly, we generated substantially all of our revenues in 1999 and earlier periods from licenses of our SmartCourses using a variety of technologies, primarily using local and wide area networks and corporate intranets.

     SmartForce e-Learning Environment

   Our hosted learning environment includes a variety of integrated learning options, including over 1,300 SmartCourses, access to SmartMentoring, online SmartSeminars and peer-to-peer collaboration. Our environment leverages emerging technologies to create e-Learning events that combine the benefits of traditional learning with the flexibility and immediacy of the Internet.

   We have created this environment using mass customization technology, which allows us to customize the environment for each corporate customer and to personalize the learning experience for each learner based on the learner's interests, career objectives and job profile. Corporate customers can customize the environment by selecting from our wide selection of learning options and by integrating their own content into our environment.

Through the use of Macromedia's Dreamweaver and Attain Objects for Dreamweaver, our customers can create their own learning events which incorporate their own courseware and other proprietary material. Each individual learner can experience a personalized view into the environment and can create learning paths based on specific learning or career objectives.

       SmartCourses

   We offer over 1,300 SmartCourses covering a variety of business education topics, including IT, business skills, interpersonal skills and project management. In general, our courseware includes a consistent, graphically sophisticated interface that leads students through the subject, simulating software environments or job situations and requiring students to respond actively to the course. SmartCourses typically provide the user with anywhere from 4 to 8 hours of instruction per individual title. Students may also use the courses to pre-test their capabilities in order to position themselves properly within the course and to train only in relevant areas. At the end of the course, students may take a test to measure their mastery of the course content. The results of this test may be viewed by a central administrator using our administrative program or exported to a standard database or spreadsheet.

   Our IT titles are organized into curricula and are designed to cover specific aspects of client/server, mainframe, Internet and intranet technologies. Each curriculum provides comprehensive training in an area of technology such as application software, operating systems, networking, graphical user interfaces and database design and Internet technologies. Our business and interpersonal skills offerings are organized into competencies and are designed to address a number of business interests such as management, sales, marketing and finance.

   We provide localized versions of our SmartCourses. As of December 31, 1999, we had over 400 SmartCourses in languages other than English, including German, French, Spanish, Portuguese, Japanese, Italian, Greek, Dutch and Finnish.

       SmartMentoring

   We also offer the services of online mentors as a resource for learners to help them more effectively grasp the materials covered by SmartCourses and to pass vendor certification exams. SmartMentoring focuses on integrating Internet technologies with proven learning methodologies to deliver Internet-based, certification-level mentoring services to students worldwide. SmartMentoring provides access to a team of vendor-certified mentors, known as learning advisors, who are available twenty-four hours a day, seven days a week. This methodology enables students to receive real time personalized assistance when they need it through online chats and threaded discussions, email, lab exercises, and newsgroups. The company pairs certain certification tracks covered by approved courseware, including Microsoft, Novell, Lotus Notes and Cisco, with a team of learning advisors, to provide flexible, self-paced study over the Internet.

       SmartSeminars

   Our SmartSeminars are expert-led events that bring together streamed audio and video, graphics and animation, and interactive collaborative learning features to create a rich learning environment and present learners with current information on information technology and other business related topics. SmartSeminars incorporate an interview with an independent expert in a chosen field. The interview is delivered using streaming technologies and may be accompanied by a slide presentation or other graphics and animation. SmartSeminars also include a real time question and answer session, allowing participants to discuss in real time the topics covered in the presentation.

   We host SmartSeminars on our Web site and broadcast them as real time events. Following the live broadcast, each SmartSeminar is archived on our Web site for future viewing.

       Other Collaborative Events

   We offer our customers access to proprietary and third-party collaboration options, including user forums, expert-led forums, lab exercises, chat rooms and threaded discussions. These dynamic learning options reinforce the formal learning of SmartCourses through peer-to-peer interaction.

       Assessment Tools

   We offer two assessment tools to our customers: FastTrack Assessment and FastTrack Test Prep. FastTrack Assessment is a proficiency test, which profiles the learners' progress, enabling them to skip the areas of training which are not required based on their progress to date. FastTrack Test Prep simulates a certification exam environment, where the learner is given challenging, scenario based questions to answer within a time frame. On completion of the FastTrack Test Prep the learner can check their score, access detailed explanations and see how questions relate to exam objectives.

       Administration and Reporting

   We offer Internet-based tools that allow our customers to track, monitor and analyze each learner's progress through the assigned curriculum. Managers can use these tools to measure the effectiveness of learning programs and evaluate the return on learning investments.

       Professional Services

   We also offer comprehensive services to our customers to assist them in the implementation of our e-Learning platform and to allow them to further customize their e-Learning solution. Services include the development and implementation of competency-based learning models, the creation of blended curricula of e-Learning and traditional learning, custom report design, enterprise systems integration and Web site development.

   Other Products

   Historically, our customers have deployed our SmartCourses using a variety of technologies, primarily using local and wide area networks and corporate intranets. We have developed a number of products that address these delivery methods, including CBTWeb(TM), CBTWeb Plus(TM) and CBT Campus(TM).

   CBTWeb is an intranet deployment system which allows users to download SmartForce courseware titles across an intranet. Access to these titles is gained through a standard browser. CBTWeb enables customers to access and manage SmartForce courses over an intranet via internally managed Web servers. Using CBTWeb, learners can choose to either download SmartForce courseware or interact with it in real time over an intranet using CBT Systems' LivePlay(TM) capability. CBTWeb Plus is a turnkey training solution that enables customers to benefit from Internet-based deployment of SmartForce's entire library of titles without the need to install server-side software on their own network. CBTWeb Plus is an externally hosted version of CBTWeb that allows customers to have their SmartForce courseware managed over the Internet from an external site.

   In 1997 we released CBT Campus, an enterprise training management and deployment architecture. Coupled with our library of titles, CBT Campus provides our customers with a solution for delivering interactive technology training wherever and however its needed, running over an intranet. CBT Campus features a university campus metaphor as an easy-to-navigate student interface, which can be accessed either as a Windows client application or a Web browser plug-in. Behind this intuitive interface is a suite of sophisticated technologies that creates an integrated learning environment for students and administrators.

Strategic Alliances

   We have entered into, and will continue to expand, our relationships with leading vendors as well as with e-Learning partners in the markets of IT, business and professional skills, education and training.

     Development and Marketing Alliances. We have entered into alliances with Cisco, Informix, Intel, Lotus, Microsoft, Netscape, Novell, Oracle, SAP, Marimba, Sybase, and the IBM/Sun

  Microsystems/Netscape collaborative Java education effort. We formed the Internet Security Training Consortium to develop and market training content which addresses the Internet security training needs of enterprises worldwide with leading technology companies including Check Point, Cisco, IBM, Intel, the Javasoft business unit of Sun Microsystems, Lotus, Netscape, Network Associates, RSA Security, Security Dynamics, Hewlett-Packard and VeriSign. Through our acquisition of Knowledge Well, we have a strategic agreement with Kansas State University to develop long distance business degree programs and also business courses for credit at the university. Additionally, we believe our development alliances offer a number of competitive advantages, which may include early access to the vendor's pre-released products as well as software engineers and technical advisors for assistance in developing our e-Learning solutions. With the approval of the development partner, products developed under the relationship can be identified as authorized by that software vendor, which we believe improves the marketability of such courses. In addition, these alliances may result in additional distribution channels for us by allowing each party to distribute courses to its respective customer base. In some of these alliances, the software vendor has contributed financial resources toward the development of specified courses. We believe that these alliances also provide significant benefits to the software vendors by allowing them to achieve additional market penetration generated by increasing the base of trained users. These relationships enable us to offer content and technologies to our customers which we may not otherwise have access to and allows us to offer to our customers the most comprehensive and advanced e-Learning solutions available.

     E-Learning Partners. We have entered into e-Learning partnerships with Dell and Microsoft. In 1999, we developed an online university, called EducateU, using our e-Learning platform which we host for both Dell customers and visitors to Dell Web sites. Through our relationship with Microsoft we offer a dedicated e-Learning Web site exclusively for Microsoft certified professionals.

     Other Relationships. We entered into a strategic relationship with Macromedia, an Internet software and technology provider, to enable customers of our new e-Learning solutions to further customize their e-Learning experience. Our customers will be able to use Macromedia's Dreamweaver and Attain Objects for Dreamweaver to create their own learning events, including courseware, that can be seamlessly integrated into our e-Learning environment.

Customers

   We primarily license our e-Learning solutions to Fortune 3000 companies and other major U.S. and international organizations in a wide range of industries, including manufacturing, technology, transportation, telecommunications, utilities, healthcare and financial services. We also license our e-Learning solutions to educational institutions and governmental agencies. Our solutions are marketed through our direct sales organization to over 2,500 corporate customers worldwide. In addition, through our destination Web site, mysmartforce.com, our resellers and our telesales force, we market our e-Learning solutions directly to individuals.

   No customer accounted for more than 5% of revenues in 1999, although a single customer can account for a significantly higher percentage of our quarterly revenues. Accordingly, failure to achieve a forecasted sale on schedule can have (and did have in the third quarter of 1998) a material adverse effect on backlog, which could similarly effect quarterly operating results.

   Our customers include the following companies or their affiliates:

Telecommunications  Technology             Financial              Commercial/Other
------------------  ----------             ---------              ----------------

Alcatel Business    American            American Century     Blue Cross Blue
 Systems             Management          Investments          Shield Mutual of
 Corporation         Systems            The Chase             Ohio
AT&T                Compaq Computer      Manhattan           British Airways
Bell Atlantic        Corporation         Corporation         Defense
 Corporation        Computer Sciences   Deloitte              Information
Bell South           Corporation         Consulting LLP       Systems Agency
 Corporation                            PricewaterhouseCoopers
                                         LLP
                    Dell Computer                            Reuters Plc.
Ericsson             Corporation                             Robert Half
GTE Data Services   Dyncorp             Merrill Lynch &       International
Lucent              Entex Information    Co. Inc.            State University
 Technologies        Services           Wells Fargo and       of New York
 Inc.               Manpower, Inc.       Company             US Army
MCI Worldcom        Modis               Westpac Banking      The University of
Sprint               Incorporated        Corporation          California
 Corporation        SAIC                                      System
                    Unisys                                   University of
                     Corporation                              Missouri
                    Whittman Hart,
                     Inc./US Web

Research and Development

   We believe that the development of an effective training product requires the convergence of source material, instructional design and computer technology. In developing a new training program, we first obtain content through our content partners and other subject matter experts, existing courses and product reference materials. Our development team then writes a script for the learning event which includes a structure covering all of the relevant concepts, tasks to be completed, and interactive features of the program as well as tests which allow the user to measure his or her achievement and reinforce the lesson. When we develop a script for a new learning event, our developers, working with animators, simulation programmers and graphic designers, simultaneously plan and develop the various course elements, which are then integrated into a single program. After the integration process, we then test the program to ensure that it has the capability to deliver the desired level of education and training.

   The core element of our product development process is our streamlined development process engine. This engine is an environment comprised of our own proprietary software together with off-the-shelf tools which we have optimized to allow us to create our interactive education software programs. We believe that our product development engine provides us with a significant competitive advantage by allowing us to quickly and efficiently create and continually update modular courses and enhance, on an ongoing basis, the multimedia content of such courses. Our products generally have a common format and therefore have a recognizable and consistent interface which makes them easier to support. Our research and development goal is to further enhance our product development engine so as to facilitate the continual evolution of our products and ensure that our educational programs are able to incorporate a wide variety of multimedia elements.

   We perform substantially all of our research and development activities at our product development center in Dublin, Ireland. From time to time, we subcontract third party services to develop portions of particular courses. All products produced using such services remain our sole property. Our research and development expenses totaled $20.9 million in 1997, $25.8 million in 1998 and $31.7 million in 1999. During 1999, our research and development staff grew from 347 to 428 employees. We intend to continue to make substantial investments in research and development.

Intellectual Property and Licenses

   We regard our technology as proprietary, and we rely primarily on a combination of copyright, trademark and trade secret laws, customer licensing agreements, employee and third-party nondisclosure agreements and other methods to protect our proprietary rights. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our courseware, content and technology without our authorization, or to independently develop courseware, content and technology. Furthermore, the laws of certain countries in which we sell our products do not protect our intellectual property rights to the same extent as do the laws of the United States. Although we generally do not include in our software or content any mechanisms to prevent or inhibit unauthorized use, we do require our customers to execute a license agreement which contains restrictions on the copying and use of our products. However, our means of protecting our proprietary rights may not be adequate. Alternatively, our competitors could independently develop technology similar to ours without infringing our proprietary rights. If our products or other elements of our intellectual property were copied or otherwise misappropriated, our business and operations could be significantly adversely affected.

   There has been a substantial amount of litigation in software and Internet industries regarding intellectual property rights. Third parties could in the future claim that our current or future products infringe on the proprietary rights of others. Any claims, with or without merit, could be time-consuming, resulting in costly litigation or product shipment delays or require us to enter into royalty or licensing agreements. If such royalty or licensing agreements were required, they may not be available on terms acceptable to us, or at all, which could seriously harm our business.

Competition

   The market for business education training solutions is highly competitive, constantly evolving and subject to rapidly emerging technologies. The market is highly fragmented with no single competitor accounting for a dominant market share. We compete primarily with e-Learning companies, computer-based training companies, instructor-led training vendors and education platform providers. In addition to increased competition from new companies entering into the market, established companies are entering into the e-Learning market through acquisitions of smaller companies which directly compete with us. We expect the e-Learning market to become increasingly competitive due to the lack of significant barriers to entry. We may also face competition from publishing companies and vendors of application software, including those vendors with whom we have formed development and marketing alliances.

   Our primary source of direct competition comes from third-party suppliers of instructor-led IT, business, management and professional skills education and training as well as other suppliers of computer-based training and e-Learning solutions. We also face indirect competition from the internal training departments of our potential customers and have to overcome potential customers' reluctance to move away from existing training systems and processes. We also compete to a lesser extent with consultants, value-added resellers and network integrators all of which market products which compete with ours.

   We believe that the principal competitive factors affecting our market place are the depth, breadth and variety of content, the ability to offer complete learning solutions, an installed customer base, the size and experience of the sales force offering the solutions, product quality, product functionality and cost-effectiveness of the solutions.

   Although we believe that our e-Learning solutions currently compete favorably with respect to these factors, our market is relatively new and is evolving rapidly. We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, technical, sales, marketing and other resources. Many of our current and potential competitors also have greater name recognition than we do. We believe our success will depend on our ability to expand our e-Learning offerings, adopt new technologies and continue to offer the most extensive and educationally-rich e-Learning solutions available in our industry. However, we may be unable to provide products that compare favorably with new instructor-led techniques or the e-Learning offerings of our competitors. Competitive pressures may also force us to reduce the prices of our products significantly.

Sales and Marketing

   In 1999, our products were marketed in over 35 countries. We market and sell our products and services through a direct sales force which, as of December 31, 1999, consisted of 406 people worldwide, of which 229 were located in the United States. Our sales offices are located in the United States, the United Kingdom, Australia, the Middle East, the Benelux and Scandinavian countries, Canada, New Zealand, France, Germany, Singapore and South Africa. We also engage in selling efforts through our telesales organization which, as of December 31, 1999, employed 302 people worldwide, of which 236 were located in the United States. In order to accelerate our worldwide market penetration, we are broadening our sales strategy by expanding our indirect sales channels. Our indirect sales channels give us access to a more diverse client base, which we otherwise would not be able to reach in a cost-effective manner through our direct sales force. At December 31, 1999, we employed 26 indirect sales channel personnel. Our development and marketing partners also generally have the right to resell products developed under their alliances with us.

Employees

   As of December 31, 1999, we employed 1,419 people. Of these employees, 734 were engaged in sales and marketing, 154 in management, administration and finance, 103 in fulfillment and learning advisory positions and 428 in product development. As of December 31, 1999, 602 employees were located in the United States, 512 in the Republic of Ireland, 135 in Canada, 55 in the United Kingdom, 53 in Australia, 18 in the Benelux and Scandinavian countries, 14 in South Africa, 9 in New Zealand, 9 in the Middle East, 7 in Germany, 3 in France and 2 in Singapore. None of our employees are subject to a collective bargaining agreement and we have not experienced any work stoppages. We believe that our employee relations are good.

   Our future success will depend in large part on the continued service of our key management, sales, product development and operational personnel and on our ability to attract, motivate and retain highly qualified employees. We also depend on writers, programmers and graphic artists. We expect to continue to hire additional product development, sales and marketing, information services and accounting staff.

ITEM 2. PROPERTIES

   We conduct our operations primarily out of facilities located in Dublin, Ireland; Fredericton, Canada; Redwood City, California; Scottsdale, Arizona; and Clearwater, Florida. In Dublin, we currently occupy four properties, one of which comprises approximately 60,000 square feet and houses our product development center, and another which comprises approximately 8,000 square feet and contains our fulfillment operations, including compact disk burning, disk duplication, packaging and delivery. We have not yet entered into a lease for the property occupied by our main product development center in Dublin. We currently lease approximately 41,000 square feet at our United States headquarters in Redwood City, 46,000 square feet in Scottsdale, 17,427 square feet in Fredericton, and 19,239 square feet in Clearwater. We use our Fredericton facility to house our mentoring operations. We use our Clearwater facility to house our direct telesales operation. We use our Scottsdale facility to house our channel organizations and a number of our telesales personnel. Approximately 21,680 square feet at our Scottsdale facility is subleased to various tenants. We also lease sales office space in a number of other countries including the United Kingdom, Australia, New Zealand, the Middle East, the Benelux and Scandinavian countries, Canada, France, Germany, Singapore and South Africa.

   We believe that our existing facilities are generally in good condition and are adequate to meet our current requirements.

ITEM 3. LEGAL PROCEEDINGS

   Since the end of the third quarter of 1998, several purported class action lawsuits have been filed in United States District Court for the Northern District of California and the Superior Court of California for the County of San Mateo against us, one of our subsidiaries, SmartForce USA and certain of our former and current officers and directors alleging violation of the federal securities laws. It has been alleged in these lawsuits that we misrepresented or omitted to state material facts regarding our business and financial condition and prospects in order to artificially inflate and maintain the price of our ADSs, and misrepresented or omitted to state material facts in our registration statement and prospectus issued in connection with our merger with ForeFront, which also is alleged to have artificially inflated the price of our ADSs.

   We believe that these actions are without merit and intend to vigorously defend ourselves against them. Although we cannot presently determine the outcome of these actions, an adverse resolution of these matters could significantly negatively impact our financial position and results of operations.

   On October 29, 1998, a derivative complaint was filed in the Superior Court of California for the County of San Mateo against several of our present and former officers and directors alleging that these persons violated various duties they owed in their official capacities to us. The derivative complaint also names us as a nominal defendant. The derivative complaint is predicated on the factual allegations contained in the class action complaints discussed above. No demand was previously made to our board of directors or shareholders concerning the allegations of the derivative complaint, which seeks an unspecified amount of damages.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S SHARE CAPITAL AND RELATED SHAREHOLDER
     MATTERS

   Our ADSs are quoted in the Nasdaq National Market under the symbol SMTF. In October 1999, we changed our symbol from CBTSY to SMTF following our name change to SmartForce.

   Our ADSs had been quoted in the Nasdaq National Market under the symbol CBTSY since our initial public offering on April 13, 1995. Prior to the initial public offering, there was no public market for our securities.

   The prices per ADS reflected in the table below represent the range of high and low closing prices reported in the Nasdaq National Market for the periods indicated and reflects the two-for-one split of our ADSs effected on March 9, 1998.

Fiscal 1999                                                        High   Low
-----------                                                       ------ ------
Fourth quarter ended December 31................................. $35.13 $16.38
Third quarter ended September 30.................................  30.06  16.44
Second quarter ended June 30.....................................  18.06   8.94
First quarter ended March 31.....................................  19.13  11.44
Fiscal 1998                                                        High   Low
-----------                                                       ------ ------
Fourth quarter ended December 31................................. $18.19 $ 6.69
Third quarter ended September 30.................................  63.88   9.88
Second quarter ended June 30.....................................  57.00  39.00
First quarter ended March 31.....................................  52.25  33.88

   As of March 27, 2000, we had 16 holders of ordinary shares of record.

Dividends

   We have never declared or paid any dividends on our ordinary shares. We currently intend to retain all future earnings to finance future operations and therefore do not anticipate paying any dividends in the foreseeable future. Dividends may only be declared and paid out of profits available for distribution determined in accordance with accounting principles generally accepted in Ireland and applicable Irish Company Law. There are no material restrictions on the distribution of income or retained earnings by our consolidated group companies. Any dividends, if and when declared, will be declared and paid in United States dollars.

Irish Stamp Duty

   Stamp duty, which is a tax on certain documents, is payable on all transfers of ordinary shares in companies registered in Ireland wherever the instrument of transfer may be executed. In the case of a transfer on sale, stamp duty will be charged at the rate of IR(Pounds)1 for every IR(Pounds)100 (or part thereof) of the amount or value of the purchase price. Where the consideration for the sale is expressed in a currency other than Irish pounds, the duty will be charged on the Irish pound equivalent calculated at the rate of exchange prevailing on the date of the transfer. In the case of a transfer by way of gift, subject to certain exceptions, or for considerations less than the market value of the shares transferred, stamp duty will be charged at the above rate on such market value.

   A transfer or issue of ordinary shares for deposit under the Deposit Agreement between us, The Bank of New York, as Depositary, and the registered holders and the owners of a beneficial interest in book-entry American Depositary Receipts, or ADRs, in return for ADRs will be similarly chargeable with stamp duty as will a transfer of ordinary shares from the Depositary or the custodian under the Deposit Agreement upon surrender of an ADR for the purpose of the withdrawal of the underlying ordinary shares in accordance with the terms of the Deposit Agreement.

   We received a ruling from the Irish Revenue Commissioners that transfers of ADRs issued in respect of our shares will not be chargeable with Irish stamp duty for so long as the ADSs are dealt in and quoted on the Nasdaq National Market. It has been confirmed in Section 207, Finance Act 1992 that transfers of ADRs will be exempt from stamp duty where the ADRs are dealt with in a recognized stock exchange. The Nasdaq National Market is regarded by the Irish authorities as a recognized stock exchange.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

   The following selected consolidated financial data for each of the five years in the period ended December 31, 1999 and at December 31, 1999, 1998, 1997, 1996 and 1995 should be read in conjunction with the consolidated financial statements and their related notes in "Management's Discussion and Analysis of Financial Condition and Results of Operations." The results of operations for each of the three years in the period ended December 31, 1999 and the balance sheets as at December 31, 1999 and 1998 are derived from our audited consolidated financial statements included herein, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The data at December 31, 1995, 1996 and 1997 and for the years ended December 1995 and 1996 is derived from our audited consolidated financial statements prepared in accordance with U.S. GAAP not included herein. The consolidated statements of operations data for any particular period are not necessarily indicative of the results of operations for any future period, including our fiscal year ending December 31, 2000.

                                        Years ended December 31,
                               ----------------------------------------------
                                1995     1996      1997      1998      1999
                               -------  -------  --------  --------  --------
                                 (In thousands, except per share data)
Statement of Operations Data:
Revenues...................... $55,395  $87,364  $137,047  $162,232  $197,754
Cost of revenues..............  12,505   15,445    22,502    25,137    29,675
                               -------  -------  --------  --------  --------
Gross profit..................  42,890   71,919   114,545   137,095   168,079
Operating expenses:
 Research and development.....   7,485   14,502    20,878    25,832    31,713
 Sales and marketing..........  23,528   39,288    59,160    75,395    93,841
 General and administrative...   5,484    9,075    11,601    15,893    17,042
 Amortization of acquired
  intangibles.................     --       --        --        --      3,441
 Acquired research and
  development.................     --     2,799     4,097       --      5,900
 Costs of acquisitions........     198    2,155     1,534     5,505       --
                               -------  -------  --------  --------  --------
  Total operating expenses....  36,695   67,819    97,270   122,625   151,937
                               -------  -------  --------  --------  --------
Income from operations........   6,195    4,100    17,275    14,470    16,142
Other income, net.............     806    2,825     4,710     4,734     3,192
                               -------  -------  --------  --------  --------
Income before provision for
 income taxes.................   7,001    6,925    21,985    19,204    19,334
Provision for income taxes....  (1,424)  (2,419)   (3,916)   (2,666)   (3,708)
                               -------  -------  --------  --------  --------
Net income.................... $ 5,577  $ 4,506  $ 18,069  $ 16,538  $ 15,626
                               =======  =======  ========  ========  ========
Net income per share--
 Diluted...................... $  0.15  $  0.11  $   0.41  $   0.36  $   0.30
                               =======  =======  ========  ========  ========
Shares used in computing net
 income per share amounts.....  36,610   42,012    44,128    45,979    51,798
                               =======  =======  ========  ========  ========
                                           As of December 31,
                               ----------------------------------------------
                                1995     1996      1997      1998      1999
Balance Sheet Data:            -------  -------  --------  --------  --------
Cash, cash equivalents and
 short-term investments....... $53,365  $54,023  $ 71,543  $102,034  $108,173
Working capital...............  56,034   52,055    84,018   116,841   134,121
Total assets..................  82,716   96,662   141,329   190,244   289,717
Long-term debt, excluding
 current portion..............     787      --        --        --        --
Shareholders' equity..........  59,085   68,248   107,679   154,801   242,723

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto contained in Item 8 of this Annual Report on Form 10-K.

Overview

   We provide comprehensive, integrated e-Learning solutions that help businesses deploy knowledge across their extended enterprise of employees, customers, suppliers, distributors and other business partners. Our hosted e-Learning platform provides access to a comprehensive offering of learning events and resources comprising over 1,300 SmartCourses, online SmartSeminars, 24x7 SmartMentoring, articles, peer-to-peer collaboration, customer-created content and other e-Learning services. Our platform allows organizations to customize their e-Learning environment to meet their corporate objectives and to train their employees and business partners quickly, efficiently and effectively. Our e-Learning solutions also provide individuals access to dynamic, continuously-updated learning events so they can personalize their e-Learning environment to meet their specific educational and career objectives. In addition, we provide tracking, assessment and feedback tools which help users better understand their educational progress and managers track and assess the effectiveness of their training initiatives.

   We have historically derived our revenues primarily under a software license model pursuant to license agreements under which customers license usage of delivered software products for a period of one, two or three years. On each anniversary date during the term of multi-year license agreements, customers are generally allowed to exchange any or all of the licensed products for an equivalent number of alternative products within our library. The first year license fee has historically been generally recognized as revenue at the time of delivery of all products, provided our fees are fixed or determinable and collections of accounts receivable are probable. Subsequent annual license fees under the software license model are recognized on each anniversary date, provided our fees are fixed or determinable and collections of accounts receivable are probable. The cost of satisfying any post contract support, or PCS, is accrued at the time revenue is recognized, as PCS fees are included in the annual license fee, the estimated cost of providing PCS during the agreements is insignificant and unspecified upgrades or enhancements offered have been and are expected to be minimal and infrequent. For multi-element agreements where vendor specific objective evidence exists to allocate the total fee among the various elements of the agreement each element is recognized as appropriate. Where no such vendor specific objective evidence exists revenue is recognized ratably over the life of the agreement. In addition, we derive revenues from sales of our products, which is recognized upon shipment, net of allowances for estimated future returns and for excess quantities in distribution channels, provided our fees are fixed or determinable and collections of accounts receivable are probable.

   We launched our e-Learning platform in the fourth quarter of 1999. With the introduction of our e-Learning solutions, our business model has evolved from a software license model, under which we historically sold annual licenses to our customers to use certain of our products, to an Internet rental model, under which we rent to our customers access to our Internet learning environment for a certain period of time. Under the Internet rental model, revenue derived from e-Learning rental agreements is generally deferred and recognized ratably over the term of the relevant agreement rather than annually in advance as was the case under the historical software license model. The migration of new and existing customers to our e-Learning solutions will result in the deferral of a significant portion of our revenues from year 2000 into future periods, and, accordingly, a decrease in reported revenues in year 2000 compared to year 1999 as well as a decrease in reported revenues for each quarter during year 2000 as compared to that which would be expected under the software license model./1/

--------
/1/This paragraph consists of forward-looking statements reflecting our current expectations. In addition, our actual future performance may not meet our current expectations. You are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results" commencing on page 27 and discussions elsewhere in this Annual Report on Form 10-K of the factors that could affect future performance.

   In addition, we intend to make significant investments in our e-Learning infrastructure and in building the SmartForce brand. In particular, we anticipate that we will significantly increase our research and development expenses and capital expenditures to build out our e-Learning infrastructure and expect to increase marketing expenses significantly to build the SmartForce brand. As a result of the deferral of revenue under e-Learning agreements and these incremental expenses, we expect to record a net loss for each quarter during the year 2000. These losses could continue beyond that time./2/

   Our e-Learning agreements may have other accounting and operating model consequences that are materially different from our software licensing structure. For example, in the second quarter of 1999, we entered into an agreement with a major customer to provide an outsourced virtual university for technical education. Under the contract, the customer has licensed educational software from us, as well as contracting for professional services, management fees, on-line mentoring services and certain other items. In addition, the agreement provides for us to resell third parties' instructor-led training to the customer. Revenues from the non-software licenses portion of this agreement, which represent a substantial majority of the firmly contracted amount with the customer and all of the potential incremental revenues over the firmly contracted amount, will generally be recognized ratably as services are performed, which will have the effect of deferring revenue. Moreover, the gross margins associated with the non-software license components (and in particular the resale of third-party instructor-led training) are expected to be substantially lower than the gross margins typically associated with our software license agreements./3/

   We may not be successful in our efforts to migrate our customers to our e-Learning solutions and the economic terms of any arrangements that might be expected may not be as favorable as the traditional licensing agreements. We believe that a lack of success in this regard could have a material negative effect on us.

   In recent years, we have entered into several development and marketing alliances with key vendors of technology software under which we develop titles for training on specific products. Under certain of our development and marketing alliances, our partners have agreed to fund certain product development costs. We recognize such funding as revenues on a percentage of completion basis, and the costs associated with such revenues are reflected as cost of revenues. These agreements have the effect of shifting expenses associated with developing certain new products from research and development to cost of revenues. We expect that cost of revenues may fluctuate from period to period in the future based upon many factors. We do not expect funding from development partners to contribute significantly to revenues in future years.

   The financial results of certain companies which we previously acquired have been accounted for using the "pooling-of-interests" method of accounting in accordance with U.S. GAAP. In compliance with these principles, our operating results have been restated to include the results of such companies as if such acquisitions had occurred at the beginning of the first period presented.
--------
/2/This paragraph consists of forward-looking statements reflecting our current expectations. In addition, our actual future performance may not meet our current expectations. You are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results" commencing on page 27 and discussions elsewhere in this Annual Report on Form 10-K of the factors that could affect future performance.
/3/This paragraph consists of forward-looking statements reflecting our current expectations. In addition, our actual future performance may not meet our current expectations. You are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results" commencing on page 27 and discussions elsewhere in this Annual Report on Form 10-K of the factors that could affect future performance.

Results of Operations

   The following table sets forth certain consolidated statement of operations data as a percentage of revenues for the three years ended December 31, 1999:

                                                    Years Ended December 31,
                                                   ----------------------------
                                                     1997      1998      1999
                                                   --------  --------  --------
Revenues..........................................      100%      100%      100%
Cost of revenues..................................     16.4      15.5      15.0
                                                   --------  --------  --------
Gross profit......................................     83.6      84.5      85.0
Operating Expenses
  Research and development........................     15.2      15.9      16.0
  Sales and marketing.............................     43.2      46.5      47.5
  General and administrative......................      8.5       9.8       8.6
  Amortization of acquired intangibles............       --        --       1.7
  Acquired research and development...............      3.0        --       3.0
  Costs of acquisitions...........................      1.1       3.4        --
                                                   --------  --------  --------
    Total operating expenses......................     71.0      75.6      76.8
                                                   --------  --------  --------
Income from operations............................     12.6       8.9       8.2
Other income, net.................................      3.4       2.9       1.6
                                                   --------  --------  --------
Income before provision for income taxes..........     16.0      11.8       9.8
Provision for income taxes........................     (2.8)     (1.6)     (1.9)
                                                   --------  --------  --------
Net income........................................     13.2%     10.2%      7.9%
                                                   ========  ========  ========

  Revenues

   Revenues increased from $137.0 million in 1997 to $162.2 million in 1998 and to $197.8 million in 1999, increases of 18% in 1998 compared to 1997 and 22% in 1999 compared to 1998. The increases in revenues during these periods were primarily attributable to an increase in the number of available courses, customer contract renewals and upgrades and expanded marketing and distribution efforts. During the three month periods ended September 30, 1998 and December 31, 1998, we experienced a slowdown in the historical quarterly revenue growth rate due in part to a decline in contract renewals and upgrades and the failure to sign new contracts during the three month period ended September 30, 1998. During 1999, our revenue performance has progressively improved with the reversal in the decline of contract renewals and upgrades and increasing average contract value.

   Revenues in the United States increased from $101.1 million (or 74% of revenues) in 1997 to $113.6 million (or 70% of revenues) in 1998 and to $139.7 million (or 71% of revenues) in 1999. The absolute dollar increases in revenue in 1998 and 1999 were primarily the result of significant increases in the number of sales and related personnel employed in the United States, an increase in the number of available courses and an expansion of our customer base. While revenues in the United States increased significantly in absolute terms over these periods, our sales and marketing expenses and general and administrative expenses in the United States also increased rapidly as we hired and expanded our staff to support the United States sales growth.

   Revenues in the United Kingdom were $11.3 million (or 8% of revenues) in 1997, $17.4 million (or 11% of revenues) in 1998, and $23.8 million (or 12% of revenues) in 1999. Revenues in Ireland were $1.5 million (or 1% of revenues) in 1997, $3.2 million (or 2% of revenues) in 1998 and $3.1 million (or 1% of revenues) in 1999.

   Revenues from countries outside the United States, United Kingdom and Ireland (principally from Australia, Europe (other than Ireland and the United Kingdom), Canada, South Africa and Middle East) were $23.1 million (or 17% of revenues) in 1997, $28.0 million (or 17% of revenues) in 1998, and $31.2 million (or 16% of revenues) in 1999. Because a significant portion of our business is conducted outside the United States, we are subject to numerous risks of doing business in other countries, including risks related to currency fluctuations.

   No customer accounted for more than 5% of revenues in 1997, 1998 or 1999, although a single customer can account for a higher percentage of our quarterly revenues. Accordingly, failure to achieve a forecasted sale on schedule can have, and did have in the third quarter of 1998, a material adverse effect on quarterly operating results.

   We generate a substantial portion of our revenue through multi-year license agreements, and our backlog represents, at any point in time, the amount of all license fees under current agreements which we have not yet recognized as revenue. The amount and timing of the recognition of revenue associated with backlog will vary depending on the timing of future deliveries of products and amendments to customers' license agreements. We had backlog of approximately $110 million as of December 31, 1997, $144 million as of December 31, 1998, and $190 million as of December 31, 1999. Approximately 35% of our backlog as of December 31, 1999 was concentrated among 15 customers, compared to 35% as of December 31, 1998.

   Although our license agreements are noncancellable by their terms, customers may not fulfill the contractual obligations under our agreements. Cancellation, reduction or delay in orders by or shipments to any of these or other customers could have a material adverse effect on our business and results of operations.

  Cost of Revenues

   Cost of revenues includes the cost of materials (such as compact discs, packaging and documentation), royalties to third parties, the portion of development costs associated with funded development projects and fulfillment costs.

   Gross margins increased from 83.6% in 1997 to 84.5% in 1998 and to 85.0% in 1999. We expect that cost of revenues may fluctuate from period to period in the future based upon many factors, including the rate at which we are able to migrate our customers to our e-Learning solutions, mix of titles licensed (between titles developed exclusively by us and royalty-bearing titles developed pursuant to development and marketing alliances) and the timing of expenses associated with development and marketing alliances./4/

  Operating Expenses

   Operating Expenses increased from $97.3 million (or 71.0% of revenues) in 1997 to $122.6 million (or 75.6% of revenues) in 1998 to $151.9 million (or 76.8% or revenues) in 1999.

   Throughout the first three quarters of 1998, we grew our cost base to support the expected growth in operations. However, in the third quarter and fourth quarter of 1998 our revenue performance was substantially lower than the expectations on which we had built our cost base. As a result, operating costs in 1998 increased in absolute dollars and as a percentage of revenues over 1997. Management believed that the risks of overly aggressive reductions in the cost base out-weighed the risks of maintaining the cost base in support of future operations and thus did not reduce our cost base. Operating expenses in 1999 included amortization of acquired intangibles of $3.4 million, write-off of in process research and development of $5.9 million and costs associated with the launch of SmartForce e-Learning of $4.5 million. The maintenance of the 1998 cost base by management along with these acquisition and launch expenses resulted in a significant increase in operating expenses in 1999 over 1998.

  Research and Development Expenses

   Research and development expenses consist primarily of salaries and benefits, related overhead costs, travel expenses and fees paid to outside consultants.

   Research and development expenses increased in absolute terms from $20.9 million (or 15.2% of revenues) in 1997 to $25.8 million (or 15.9% of revenues) in 1998 and to $31.7 million (or 16.0% of revenues) in 1999. The increase in fiscal 1998 is attributable to the expansion of our Dublin development center, partially offset by a reduction in the research and development expenses at ForeFront following our acquisition of Forefront in May
--------
/4/This paragraph consists of forward-looking statements reflecting our current expectations. In addition, our actual future performance may not meet our current expectations. You are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results" commencing on page 27 and discussions elsewhere in this Annual Report on Form 10-K of the factors that could affect future performance.

1998. The increase in research and development in 1999 is primarily the result of hiring additional research and development personnel, the acquisition of Knowledge Well and the expansion of our Dublin development center, which were required to expand and enhance our library of software products and also to develop the e-Learning infrastructure. We delivered 304 new interactive IT education titles during 1999, which brought our library of IT titles to 1,141, representing a 36% increase over the number of titles at the end of fiscal 1998. We believe that significant investment in research and development is required to build-out our e-Learning infrastructure and thus to remain competitive in the information technology and business skills education and training market. We therefore expect research and development expenses to increase in future periods.

   Software development costs are accounted for in accordance with the Financial Accounting Standards Board Statement No. 86, under which we are required to capitalize software development costs after technological feasibility has been established. To date, development costs after establishment of technological feasibility have been immaterial, and all software development costs have been expensed as incurred.

  Sales and Marketing Expenses

   Sales and marketing expenses consist primarily of salaries and commissions, travel expenses, advertising and promotional expenses and related overhead costs.

   Sales and marketing expenses increased in absolute terms from $59.2 million (or 43.2% of revenues) in 1997 to $75.4 million (or 46.5% of revenues) in 1998 and to $93.8 million (or 47.5% of revenues) in 1999. In 1998 and 1999, we increased the number of our sales and marketing personnel to accommodate the growth in operations in the United States and to a lesser extent outside the United States. In 1998, we significantly increased advertising and promotional expenses to market our expanded library of IT titles. During the fourth quarter of 1999, we incurred advertising and marketing expenses of approximately $4.5 million on the launch of SmartForce e-Learning. In 1998 and 1999 commission costs have increased in absolute terms along with the increases in revenues as compared to 1997 and 1998, respectively. We expect to continue to increase sales and marketing expenses in the future to build the SmartForce brand and to increase our sales force.

  General and Administrative Expenses

   General and administrative expenses consist primarily of salaries and benefits, travel expenses, legal, accounting and consulting fees and related overhead costs for administrative officers and support personnel.

   General and administrative expenses increased from $11.6 million (or 8.5% of revenues) in 1997 to $15.9 million (or 9.8% of revenues) in 1998 and to $17.0 million (or 8.6% of revenues) in 1999. As discussed previously, in 1998 we increased our cost base to support the expected growth in operations. In 1999, general and administrative costs increased slightly over 1998 as a result of management's decision to maintain the cost base from that established during 1998. As a percentage of revenues, general and administrative expenses declined as a result of the improved revenue performance in 1999 over 1998.

   We anticipate that general and administrative expenses will increase in future periods due to increases in staffing and infrastructure to support the e-Learning infrastructure.

  Amortization of acquired intangibles

   As a result of the acquisition of Knowledge Well, we recorded identifiable intangible assets of $35.5 million and goodwill of $23.7 million. Goodwill and the identifiable intangible assets will be amortized on a straight-line basis over periods not exceeding 10 years. We recorded an amortization charge for goodwill and identifiable intangible assets for the year ended December 31, 1999 of $3.4 million.

  Acquired Research and Development

   We expensed $5.9 million of acquired in-process research and development in the year ended December 31, 1999. The acquired in-process research and development expense represented our estimate of the fair value of those specifically identified Knowledge Well research and development projects for which technological feasibility had not been established and for which alternative future uses did not exist. The acquired research and development expense of $4.1 million in 1997 was incurred as a result of the acquisition of Lan Professional Corporation and BookMaker Corporation by ForeFront.

  Costs of Acquisitions

   Acquisition costs consist primarily of professional fees, such as investment banking, legal and accounting, severance costs, closure of offices, goodwill and other intangibles written off following the closure of certain business segments and other related costs in connection with the acquisitions.

   Costs of acquisitions were $1.5 million in 1997 and $5.5 million 1998. The acquisition expenses incurred in 1997 were due to the acquisitions of Applied Learning Limited, CBT Systems Benelux B.V., Ben Watson & Associates, CBT Systems Middle East Limited, and All Micro Inc., all of which were accounted for as poolings of interest in accordance with U.S. GAAP. The acquisition expenses incurred in 1998 related to the acquisition of ForeFront, accounted for as a pooling in accordance with U.S. GAAP. In 1999, the non-recurring costs estimated in respect of the acquisition of Knowledge Well of approximately $2.5 million, have been capitalized under the purchase method of accounting in accordance with U.S. GAAP and are being amortized over 10 years. We may incur additional acquisition expenses in the future should we undertake additional acquisitions.

  Other Income, Net

   Other income, net, comprises interest income, interest expense, gain or loss on sale of assets and foreign currency exchange gains and losses.

   We recognized other income, net, of approximately $4.7 million in 1997, $4.7 million in 1998 and $3.2 million in 1999. Included in other income, net, in 1997 is a one-time gain on the sale by ForeFront of Internet printing technology of $1.9 million. Excluding this one time gain on sale of assets in 1997, the increase in other income, net, in 1998 was due principally to an increase of $1.5 million in interest income in 1998 as compared to 1997. This increase in interest income resulted from interest on increased cash flows from financing and operations. The decrease in other income, net, in 1999 as compared to 1998 was due principally to net exchange losses of $856,000 as compared to net exchange gains of $516,000 in 1998. The net exchange loss in 1999 was primarily attributable to the weakening of the Euro and related currencies, in particular the Irish pound, against the U.S. dollar.

   Our consolidated financial statements are prepared in dollars, although several of our subsidiaries have functional currencies other than the dollar, and a significant portion of our revenues, costs and assets and those of our subsidiaries are denominated in currencies other than their respective functional currencies. We have significant subsidiaries in the United Kingdom, Australia, the Netherlands and Canada whose functional currencies are their local currencies and the majority of whose sales and operating expenses other than cost of goods sold are denominated in their respective local currencies. In addition, our Irish subsidiaries, whose functional currency is the U.S. dollar, incur substantial operating expenses denominated in Irish pounds. Fluctuations in exchange rates may have a material adverse effect on our results of operations, particularly our operating margins, and could result in exchange losses, as it has done in the year ended December 31, 1999. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted.

   Our subsidiaries in the United Kingdom, the Netherlands, Australia, and Canada, whose functional currencies are their local currencies, had unhedged liabilities denominated in U.S. dollars payable to SmartForce Ireland at December 31, 1999 of $10.5 million, $5.2 million, $3.1 million and $5.5 million. During the twelve months ended December 31, 1999, we undertook hedging transactions against the Irish pound because we have substantial expenses denominated in that currency. We did not hold any forward currency exchange contracts at December 31, 1999. To date, we have not sought to hedge the risks associated with fluctuations in the exchange rates of other currencies against the U.S dollar, but may undertake such transactions in the future. Any hedging techniques implemented by us may not be successful in eliminating or reducing the effects of currency fluctuations.

   Other income, net, may fluctuate in future periods as a result of movements in cash, cash equivalents and short-term investment balances, interest rates, foreign currency exchange rates and asset disposals.

  Provision for Income Taxes

   We operate as a holding company with operating subsidiaries in several countries, and each subsidiary is taxed based on the laws of the jurisdiction in which it operates. Because taxes are incurred at the subsidiary level, and one subsidiary's tax losses cannot be used to offset the taxable income of subsidiaries in other tax jurisdictions, our consolidated effective tax rate may increase to the extent that we report tax losses in some subsidiaries and taxable income in others.

   We have significant operations and generate a majority of our taxable income in the Republic of Ireland, and certain of our Irish operating subsidiaries are taxed at rates substantially lower than tax rates in effect in the United States and other countries in which we have operations. Two Irish subsidiaries currently qualify for a 10% tax rate and another Irish subsidiary is income tax exempt. If such subsidiaries were no longer to qualify for such tax rates or if the tax laws were rescinded or changed, our operating results could be materially adversely affected. Moreover, because we incur income tax in several countries, an increase in our profitability in one or more of these countries could result in a higher overall tax rate. In addition, if tax authorities were to challenge successfully the manner in which profits are recognized among our subsidiaries, our taxes could increase and our cash flow and net income could be materially adversely affected.

   Our provision for income taxes was $3.9 million, $2.7 million and $3.7 million for each of 1997, 1998 and 1999.

   Our effective tax rate, pre amortization of acquired intangibles and acquired research and development, was 15.0%, 13.9% and 12.9% in 1997, 1998 and 1999. In 1999, we reduced the rate at which we accrued taxes due to increased proportions of taxable income in lower tax jurisdictions.

Quarterly Results of Operations

   The following table sets forth certain unaudited statement of operations data for each of our last eight quarters. This unaudited quarterly financial information has been prepared on a basis consistent with the annual information presented elsewhere in this Annual Report and, in management's opinion, reflects all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the information presented. The operating results for any quarter are not necessarily indicative of results for any future period. Basic and diluted net income per share gives effect to the two-for-one split of our ADSs effected in March 1998 and the ordinary share split in May 1998. Prior periods have been restated to give effect to such split.

                                                  Quarters Ended
                          ----------------------------------------------------------------------
                                    June     Sept
                          Mar 31,    30,      30,    Dec 31,  Mar 31,  Jun 30,  Sep 30,  Dec 31,
                           1998     1998     1998     1998     1999     1999     1999     1999
                          -------  -------  -------  -------  -------  -------  -------  -------
                                 (Dollars in thousands, except per share amounts)
Revenues................  $39,929  $44,852  $35,182  $42,269  $40,197  $47,247  $50,188  $60,122
Cost of revenues........    5,944    6,697    5,998    6,498    6,330    7,528    7,436    8,381
                          -------  -------  -------  -------  -------  -------  -------  -------
Gross profit............   33,985   38,155   29,184   35,771   33,867   39,719   42,752   51,741
Operating expenses
 Research and
  development...........    6,390    6,604    5,762    7,076    7,387    7,554    8,915    7,857
 Sales and marketing....   16,868   18,622   17,684   22,221   20,973   21,642   22,246   24,447
 SmartForce launch......       --       --       --       --       --       --       --    4,533
 General and
  administrative........    3,214    3,594    4,179    4,906    4,478    4,461    4,033    4,070
 Amortization of
  acquired intangibles..       --       --       --       --       --      157    1,567    1,717
 Acquired research and
  development...........       --       --       --       --       --    5,900       --       --
 Costs of acquisitions..       --    5,505       --       --       --       --       --       --
                          -------  -------  -------  -------  -------  -------  -------  -------
  Total operating
   expenses.............   26,472   34,325   27,625   34,203   32,838   39,714   36,761   42,624
                          -------  -------  -------  -------  -------  -------  -------  -------
Income from operations..    7,513    3,830    1,559    1,568    1,029        5    5,991    9,117
Other income, net.......      967      936    1,786    1,045      533      633    1,216      810
                          -------  -------  -------  -------  -------  -------  -------  -------
Income before provision
 for income taxes.......    8,480    4,766    3,345    2,613    1,562      638    7,207    9,927
Provision for income
 taxes..................   (1,138)    (667)    (468)    (393)    (234)  (1,004)  (1,081)  (1,389)
                          -------  -------  -------  -------  -------  -------  -------  -------
Net income/(loss).......  $ 7,342  $ 4,099  $ 2,877  $ 2,220  $ 1,328  $  (366) $ 6,126  $ 8,538
                          =======  =======  =======  =======  =======  =======  =======  =======
Net income/(loss) per
 share--Basic...........  $  0.17  $  0.09  $  0.07  $  0.05  $  0.03  $ (0.01) $  0.13  $  0.17
                          =======  =======  =======  =======  =======  =======  =======  =======
Net income/(loss) per
 share--Diluted.........  $  0.16  $  0.09  $  0.06  $  0.05  $  0.03  $ (0.01) $  0.11  $  0.15
                          =======  =======  =======  =======  =======  =======  =======  =======

   The following table sets forth, as a percentage of revenues, certain line items in our statement of operations for the periods indicated.

                                                    Quarters Ended
                          ----------------------------------------------------------------------
                          Mar 31,  June 30, Sept 30, Dec 31,  Mar 31,  June 30, Sept 30, Dec 31,
                           1998      1998     1998    1998     1999      1999     1999    1999
                          -------  -------- -------- -------  -------  -------- -------- -------
Revenues................    100 %     100 %    100 %   100 %    100 %     100 %    100 %   100 %
Cost of revenues........   14.9      14.9     17.0    15.4     15.7      15.9     14.8    13.9
                           ----      ----     ----    ----     ----      ----     ----    ----
Gross profit............   85.1      85.1     83.0    84.6     84.3      84.1     85.2    86.1
Operating expenses
  Research and
   development..........   16.0      14.7     16.4    16.7     18.4      16.0     17.8    13.1
  Sales and marketing...   42.3      41.6     50.3    52.6     52.2      45.8     44.3    40.7
  SmartForce launch.....     --        --       --      --       --        --       --     7.5
  General and
   administrative.......    8.0       8.0     11.9    11.6     11.1       9.5      8.0     6.8
  Amortization of
   acquired
   intangibles..........     --        --       --      --       --       0.3      3.1     2.8
  Acquired research and
   development..........     --        --       --      --       --      12.5       --      --
  Costs of
   acquisitions.........     --      12.3       --      --       --        --       --      --
                           ----      ----     ----    ----     ----      ----     ----    ----
    Total operating
     expenses...........   66.3      76.6     78.6    80.9     81.7      84.1     73.2    70.9
                           ----      ----     ----    ----     ----      ----     ----    ----
Income from operations..   18.8       8.5      4.4     3.7      2.6       0.0     12.0    15.2
Other income, net.......    2.4       2.1      5.1     2.5      1.3       1.3      2.4     1.3
                           ----      ----     ----    ----     ----      ----     ----    ----
Income before provision
 for income taxes.......   21.2      10.6      9.5     6.2      3.9       1.3     14.4    16.5
Provision for income
 taxes..................   (2.8)     (1.5)    (1.3)   (1.0)    (0.6)     (2.1)    (2.2)   (2.3)
                           ----      ----     ----    ----     ----      ----     ----    ----
Net income / (loss).....   18.4 %     9.1 %    8.2 %   5.2 %    3.3 %    (0.8)%   12.2 %  14.2 %
                           ====      ====     ====    ====     ====      ====     ====    ====

   Our growth in revenues over the last eight quarters has been primarily attributable to an increase in the number of available courses in our library, an increase in the number of customers and increases in sales to existing customers, as well as our expanded marketing and distribution efforts in the United States, and to a lesser extent, countries outside the United States. In 1998, we experienced a slowdown in the historical quarterly revenue growth rate for the quarters ended September 30, 1998 and December 31, 1998. Our revenues historically have been highest in the fourth quarter of each year. The issues that adversely affected revenues in the third and fourth quarters of 1998 could negatively affect our net income in the future.

   During 1999, we hired a number of employees, particularly sales and marketing personnel, which resulted in an increase in sales and marketing expenses for the year. We also added a significant number of employees to research and development to develop the e-Learning infrastructure and to expand and enhance our library of IT education, business and interpersonal skills offerings. As a result of these increases, as well as continued hiring in other departments, we expect operating expenses in future periods to be significantly higher than in prior periods. We anticipate that we will continue this hiring in the first half of 2000, which will reduce operating margins, particularly in the first and second quarters and possibly thereafter./5/
--------
/5/This paragraph consists of forward-looking statements reflecting our current expectations. In addition, our actual future performance may not meet our current expectations. You are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results" commencing on page 27 and discussions elsewhere in this Annual Report on Form 10-K of the factors that could affect future performance.

   As a result of the deferral of revenue under Internet rental agreements and the incremental research and development and marketing expenses to be incurred to establish and promote our e-Learning solutions, we expect to record a net loss for each quarter during the year 2000. These losses could continue beyond that time./6/

Liquidity and Capital Resources

   Cash, cash equivalents and short-term investments were $71.5 million as of December 31, 1997, $102.0 million as of December 31, 1998 and $108.2 million as of December 31, 1999. Working capital was $84.0 million as of December 31, 1997, $116.8 million as of December 31, 1998 and $134.1 million as of December 31, 1999.

   The increases in cash, cash equivalents, short term investments and working capital in 1998 and 1999 were due principally to operating cash inflows and the proceeds from the exercise of options, which were offset by investments in property and equipment to support our expanded operations.

   Cash flows from operating activities. Net cash provided by operating activities increased from $4.1 million in 1997 to $13.5 million in 1998 and decreased to $11.6 million in 1999. The increase in net cash provided by operating activities in 1998 was primarily attributable to a significantly lower increase in accounts receivable than in 1997. The decrease in net cash provided by operating activities in 1999 was primarily attributable to a significantly higher increase in accounts receivable than in 1998. The increase in accounts receivable balance is primarily a function of the revenue earned in the preceeding quarter and the timing of payments in respect of receivables. Accounts receivable write-offs in an accounting year to date have not been material and have been within the amounts reserved.

   Cash flows from investing activities. Cash outflows from investing activities increased from $4.6 million in 1997 to $13.6 million in 1998 to $20.4 million in 1999. The increase in cash outflows from investing activities is primarily attributable to increases in capital expenditure. Capital expenditures were approximately $5.4 million in 1997, $12.6 million in 1998 and $16.1 million in 1999. The increases in 1998 were primarily attributable to expenditures relating to computer equipment and infrastructure as a result of investments in our information systems and capital expenditures on new corporate headquarters in Redwood City, California, a new facility in Scottsdale, Arizona and the new research and development facilities in Dublin, Ireland. The increase in capital expenditure in 1999 is as a result of expenditures relating to computer equipment and infrastructure due to investments in our information systems and on our e-Learning infrastructure. We expect to make significant investments to our information systems and other capital expenditure projects over the next two years primarily as a result of building the infrastructure for our e-Learning solutions.

   Cash flows from financing activities. Net cash provided by financing activities increased from $17.8 million in 1997 to $30.1 million in 1998 and decreased to $13.2 million in 1999. Cash provided by financing activities is mainly attributable to proceeds from the issuance of ordinary shares. In 1999, the decrease in the proceeds from the issue of ordinary shares is primarily attributable to reduced employee stock option exercises following the substantial decline in our stock price during the period September to December 1998.

   We believe that our existing cash, cash equivalents and short-term investments and cash to be generated from operations will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next twelve months. We may from time to time consider the acquisition of complementary businesses, products or technologies, which may require additional financing or pursue other strategic capital raising.

Recent Accounting Pronouncements

   In December 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" which addresses software revenue recognition as it applies to
--------
/6/This paragraph consists of forward-looking statements reflecting our current expectations. In addition, our actual future performance may not meet our current expectations. You are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results" commencing on page 27 and discussions elsewhere in this Annual Report on Form 10-K of the factors that could affect future performance.

certain multiple-element arrangements. SOP 98-9 also amends SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2" through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. We have adopted the provisions of SOP 98-9, which has had no material impact on our revenue recognition policies.

   In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activity", or SFAS 133, which is required to be adopted in years beginning after June 15, 2000. SFAS 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133 requires all companies to recognize derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Derivatives that are not hedges of underlying transactions must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Management has not yet determined what the effect of SFAS 133 will be on our consolidated financial position, results of operations or cash flows.

Year 2000 Readiness

   The Year 2000 issue existed because many computer systems and applications use two-digit rather than four-digit date fields to designate a year. As a result, the systems and applications may not properly recognize the year 2000 or be able to process data including it, which has the potential to cause data miscalculations or inaccuracies, operational malfunctions or failures. To evaluate and prepare for the impact of the year 2000 on our operations, we established task forces at our corporate headquarters in Redwood City, California and at our development facility in Dublin, Ireland. The mandate of these task forces was to evaluate the year 2000 issue as it affected our products and services, our internal network and supporting infrastructure and, to a lesser extent, the preparedness of our software development partners and customers for the year 2000 issue. The costs we have incurred preparing for and monitoring the year 2000 issue have not had a material impact on our business, financial condition or results of operations. All year 2000 costs incurred to date have been funded from operations.

   We did not replace any of our systems based on our assessment of the year 2000 issue. Furthermore, we determined that all of our products were year 2000 compliant, except for certain older products which we discontinued because there was little demand, and an older version of one of our administrative tracking products, CBT Reporter, which we upgraded so it was year 2000 compliant. As of March 29, 2000 we have not experienced any year 2000 issues with our internal network or infrastructure and we were not aware of any year 2000 issues with our products or services, or the internal network and supporting infrastructure of our manufacturers, suppliers or strategic partners. We plan to continue to monitor our computer systems and products throughout the year to assess whether any problems develop. If we become aware of year 2000 issues in the future, we may incur costs to resolve them which could adversely affect our business and results of operations.

          ADDITIONAL RISK FACTORS THAT COULD AFFECT OPERATING RESULTS

Important Note About Forward Looking Statements

   In addition to historical statements, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates" and similar expressions identify such forward looking statements. These forward looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Actual results may vary because of factors such as product ship schedules, life cycles, terms and conditions, product mix, competitive products and pricing, customer demand, technological shifts, litigation and other issues discussed elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 1999. These forward-looking statements reflect management's opinions only as of the date hereof, and we assume no obligation unless required by law to revise or publicly release the results of any revision to these forward-looking statements. Risks and uncertainties include, but are not limited to, those discussed in the section entitled "Additional Risk Factors That Could Affect Operating Results." Other risks and uncertainties are disclosed in our SEC filings. Historical results are not necessarily indicative of trends in operating results for any future period.

   In addition to the other factors identified in this Annual Report on Form 10-K, the following risk factors could materially and adversely affect our future operating results, and could cause actual events to differ materially from those predicted in our forward looking statements relating to our business.

Our quarterly operating results are difficult to predict because they can fluctuate significantly. This limits your ability to evaluate our historical financial results and increases the likelihood that our results will fall below market analysts' expectations, which could cause the price of our ADSs to drop rapidly and severely.

   We have in the past experienced fluctuations in our quarterly operating results and anticipate that these fluctuations will continue and could intensify in the future. As a result, we believe that our quarterly revenue, expenses and operating results are likely to vary significantly in the future. Thus, it is likely that in some future quarters our results of operations will be below the expectations of public market analysts and investors, which could have a severe adverse effect on the price of our ADSs. For example, our revenue for the quarter ended September 30, 1998 did not increase at a rate comparable to prior quarters. As a direct result, the trading price of our ADSs decreased rapidly and significantly, having an extreme adverse effect on the value of an investment in our securities.

   Our operating results have historically fluctuated, and may in the future continue to fluctuate, as a result of factors which include:

  . the size and timing of new and renewal agreements

  . the rate at which we migrate our customers to our e-Learning solutions

  . the number and size of outsourced virtual university agreements or other agreements providing for professional services or the resale of instructor-led training

  . the mix of sales between courseware we develop and courseware developed through development and marketing alliances

  . royalty rates

  . the announcement, introduction and acceptance of new products, product enhancements and technologies by us and our competitors

  . the mix of sales between our field sales force, our other direct sales channels and our telesales sales channels

  . competitive conditions in the industry

  . the loss of significant customers

  . delays in availability of existing or new products

  . the spending patterns of our customers

  . litigation costs and expenses

  . currency fluctuations

  . the length of sales cycles

We have recently introduced fully integrated, Internet-based learning solutions, an area in which we have limited experience.

   We recently introduced SmartForce e-Learning, a hosted Internet-based learning solution. As a result, we have a very limited experience with these solutions, which makes our historical results of limited value in predicting the potential success of this initiative. The success of this initiative will depend on our ability to build-out and maintain our e-Learning infrastructure, to market and sell the new e-Learning solutions to existing and prospective customers, to create a significant subscriber base for our e-Learning destination Web site, to host, operate and manage our destination site, and to attract and retain key management and technical personnel.

   We may not be successful in our efforts to migrate our customers to our e-Learning solutions and the economic terms of any arrangements that might be expected may not be as favorable as the traditional licensing agreements. We believe that a lack of success in this regard could have a material negative effect on us. Moreover, to the extent that we are successful in our efforts to enter into e-Learning agreements with our customers, those arrangements are expected to have accounting and operating model consequences that would also be materially different from the consequences of our traditional software licensing model.

Our introduction of e-Learning solutions will have a significant impact on our operating model.

   In connection with our SmartForce e-Learning initiative, we are moving from a software license model, where we sell a license to a specified list of software titles, to an Internet rental model where we provide our customers with access to a constantly evolving Internet environment. As a consequence, revenue under e-Learning rental agreements will generally be deferred and recognized ratably over the term of the agreement rather than annually in advance under the historical licensing structure. The migration of new and existing customers to our e-Learning solutions will result in the deferral of a significant portion of revenues from year 2000 into future periods, and, accordingly, a decrease in reported revenues in year 2000 compared to year 1999 as well as a decrease in reported revenues for each quarter during year 2000 as compared to that which would be expected under the software license model.

   Additionally, we intend to make significant investments in our e-Learning infrastructure and in building the SmartForce brand. In particular, we anticipate that we will significantly increase our research and development expenses and capital expenditures to build out our e-Learning infrastructure, and expect to increase marketing expenses significantly to build the SmartForce brand. As a result of the deferral of revenue under e-Learning agreements and these incremental expenses, we expect to record a net loss for each quarter during the year 2000. These losses could continue beyond that time.

Our operating results are subject to seasonal fluctuations which may adversely impact our business.

   Our operating results are subject to seasonal fluctuations, based in part on customers' annual budgetary cycles and in part on the annual nature of sales quotas. These seasonal trends have in the past caused revenues in the first quarter of a year to be less, perhaps substantially so, than revenues for the immediately preceding fourth quarter. We expect that these seasonal trends will continue to adversely affect our revenues. In addition, we have in past years added significant headcount in the sales and marketing and research and development functions in the first quarter, and to a lesser extent, the second quarter. Because these headcount additions do not immediately contribute significant revenues, our operating margins in the earlier part of the year tend to be significantly lower than in the later parts of the year. In addition, many technology companies also experience a seasonal downturn in demand during the summer months. These seasonal trends may have a material adverse effect on our results of operations.

We rely on strategic alliances that may not continue in the future.

   We have developed strategic alliances to develop and market many of our products, and we believe that an increasing proportion of our future revenues may be attributable to products developed and marketed through these and other future alliances. However, these relationships are not exclusive and we may be unable to continue to develop future products through these alliances in a timely fashion or may be unable to negotiate additional alliances in the future on acceptable terms or at all.

   The marketing efforts of our partners may also disrupt our direct sales efforts. Our development and marketing partners could pursue their existing or alternative training programs in preference to and in competition with those being developed by us. In the event that we are unable to maintain or expand our current development and marketing alliances or enter into new development and marketing alliances, our operating results and financial condition could be materially adversely affected. Furthermore, we are required to pay royalties to our development and marketing partners on products developed with them, which reduces our gross margins. We expect that cost of revenues may fluctuate from period to period in the future based upon many factors, including the mix of e-Learning events licensed (between e-Learning events developed exclusively by us, and royalty-bearing courseware developed pursuant to development and marketing alliances) and the timing of expenses associated with development and marketing alliances. In addition, the collaborative nature of the development process under these alliances may result in longer development times and less control over the timing of product introductions than for e-Learning offerings developed solely by us.

Our success depends on our ability to meet the needs of the rapidly changing market.

   The market for interactive education and training is influenced by rapidly changing technology, evolving industry standards, changes in customer needs and frequent introductions of new products by software vendors. New methods of providing interactive education in a technology-based format are being developed and offered in the marketplace, including intranet and Internet offerings. Many of these new offerings involve new and different business models and contracting mechanisms. In addition, multimedia and other product functionality features are being added to the educational software. Accordingly, our future success will depend upon the extent to which we are able to develop and implement products which address these emerging market requirements on a timely basis. If we are unsuccessful in addressing the changing needs of the marketplace due to resource, technological or other constraints, to anticipate and respond adequately to changes in customers' software technology and preferences, our business and results of operations would be materially adversely affected.

If we are unable to build the SmartForce brand, we may be unable to grow our business.

   We believe that establishing and maintaining the SmartForce brand will be critical to the success of our e-Learning strategy and that the importance of brand recognition will increase due to the growing number of education-oriented Internet sites. Successful promotion and marketing of the SmartForce brand will depend on providing compelling educational content, community and commerce, and we intend to significantly increase our marketing and branding expenditures in our effort to increase our brand awareness. If our brand building strategy is unsuccessful, these expenses may never be recovered, and our business could be materially harmed.

The success of our e-Learning strategy depends on the reliability and consistent performance of our information systems and Internet infrastructure.

   The success of our e-Learning strategy is highly dependent on the consistent performance of our information systems and Internet infrastructure. If our Web site fails for any reason or if we exercise any unscheduled down times, even for only a short period of time, our business and reputation would be materially harmed. We rely on third parties for proper functioning of our computer infrastructure, delivery of our e-Learning application and the performance of our destination site. Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. Any system failures could adversely affect customer usage of our solutions and user traffic results in any future quarters, which could adversely affect our revenues and operating results and harm our reputation with corporate customers, subscribers and commerce partners. A key element of our strategy is to generate a high volume of traffic to the Web site and create a significant subscriber base. Accordingly, the satisfactory performance, reliability and availability of our

Web site and computer infrastructure is critical to our reputation and ability to attract and retain corporate customers, subscribers and commerce partners. We cannot accurately project the rate or timing of any increases in traffic to our Web site and, therefore, the integration and timing of any upgrades or enhancements required to facilitate any significant traffic increase to the Web site are uncertain. The failure to expand and upgrade the Web site or any system error, failure or extended down time could materially harm our business, reputation, financial condition or results of operations.

We may fail to integrate adequately acquired products, technologies and businesses.

   As a result of the consummation of a number of acquisitions our operating expenses have increased. The integration of these businesses may not be successfully completed in a timely fashion, or at all. Further, the revenues from the acquired businesses may not be sufficient to support the costs associated with those businesses, without adversely affecting our operating margins. Any failure to successfully complete the integration in a timely fashion or to generate sufficient revenues from the acquired businesses could have a material adverse effect on our business and results of operations.

   In addition in June 1999, we acquired Knowledge Well. Knowledge Well provides interactive software that delivers business, management and professional education skills and/or courses. Although, the software delivery systems are similar, we and Knowledge Well developed distinct architectures for our respective products. Successful integration of these architectures will require substantial effort. Difficulties in combining the companies, products and technologies could have an adverse impact on our ability to fully benefit from its existing and future investment in this business and on the future prospects for the business, management and professional education software products.

   We regularly evaluate acquisition opportunities and are likely to make acquisitions in the future. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect our results of operations. Product and technology acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention to other business concerns, risks of entering markets in which we have no or limited prior experience and the potential loss of key employees of acquired companies. Our management has had limited experience in assimilating acquired organizations and products into our operations. We may be unable to integrate successfully any operations, personnel or products that have been acquired or that might be acquired in the future, and our failure to do so could have a material adverse effect on our results of operations.

Rapid expansion of our operations could strain our personnel and systems.

   We have recently experienced rapid expansion of our operations, which has placed, and is expected to continue to place, significant demands on our executive, administrative, operational and financial personnel and systems. Our future operating results will substantially depend on the ability of our officers and key employees to manage changing business conditions and to implement and improve our operational, financial control and reporting systems. In particular, we require significant improvement in our order entry and fulfillment and management information systems in order to support our expanded operations. If we are unable to respond to and manage changing business conditions, our business and results of operations could be materially adversely affected.

Our expense levels are fixed in the short term and we may be unable to adjust spending to compensate for unexpected revenue shortfalls.

   Our expense levels are based in significant part on our expectations regarding future revenues and are fixed to a large extent in the short term. Accordingly, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any significant revenue shortfall would therefore have a material adverse effect on our results of operations. This risk materialized in the third quarter of 1998, where profit was dramatically negatively affected by a shortfall in revenues as against management's expectations.

We depend on a few key personnel to manage and operate us.

   Our success is largely dependent on the personal efforts and abilities of our senior management. Failure to retain these executives, or the loss of certain additional senior management personnel or other key employees, could have a material adverse effect on our business and future prospects.

   We are also dependent on the continued service of our key sales, product development and additional operational personnel and on our ability to attract, motivate and retain highly qualified employees. In addition, we depend on writers, programmers and graphic artists. We expect to continue to hire additional product development, sales and marketing, information systems and accounting staff. However, we may be unsuccessful in attracting, retaining or motivating key personnel. The inability to hire and retain qualified personnel or the loss of the services of key personnel could have a material adverse effect upon our current business, new product development efforts and future business prospects.

Increased competition may result in decreased demand for our products and services, which may result in reduced revenues and gross margins and loss of market share.

   The market for business education training solutions is highly fragmented and competitive, and we expect this competition to increase. We expect that because of the lack of significant barriers to entry into this market, new competitors may enter the market in the future. In addition to increased competition from new companies entering into the market, established companies are entering into the market through acquisitions of smaller companies which directly compete with us, and we expect this trend to continue. We expect the market to become increasingly competitive due to the lack of significant barriers to entry. We may also face competition from publishing companies and vendors of application software, including those vendors with whom we have formed development and marketing alliances.

   Our primary source of direct competition comes from third-party suppliers of instructor-led information technology, business, management and professional skills education and training as well as suppliers of computer-based training and e-Learning solutions. We also face indirect competition from internal training departments of our potential customers. We also compete to a lesser extent with consultants, value-added resellers and network integrators. Certain of these value-added resellers also market products competitive with ours. We expect that as organizations increase their dependence on outside suppliers of training, we will face increasing competition from these other suppliers as education and training managers more frequently compare training products provided by outside suppliers.

   Growing competition may result in reduced revenue and gross margins and loss of market share, any one of which have a material adverse effect on our business. Many of our current and potential competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name price competition, and we expect that we will face increasing price pressures from competitors as managers demand more value for their training budgets. Accordingly, we may be unable to provide products that compare favorably with new instructor-led techniques or other interactive training software or that competitive pressures will not require us to reduce our prices significantly.

Our business is subject to currency fluctuations that can adversely affect our operating results.

   Due to our multinational operations, our business is subject to fluctations based upon changes in the exchange rates between the currencies in which we collect revenues or pay expenses. In particular, the value of the U.S. dollar against the Euro and related currencies impacts our operating results. Our expenses are not necessarily incurred in the currency in which revenue is generated, and, as a result, we are required from time to time to convert currencies to meet our obligations. These currency conversions are subject to exchange rate fluctuations, and changes to the value of the Euro and related currencies relative to other currencies could adversely affect our business and results of operations.

Our corporate tax rate may increase, which could adversely impact our cash flow, financial condition and results of operations.

   We have significant operations and generate a majority of our taxable income in the Republic of Ireland, and some of our Irish operating subsidiaries are taxed at rates substantially lower than tax rates in effect in the United States and other countries in which we have operations. If our Irish subsidiaries were no longer to qualify for these lower tax rates or if the applicable tax laws were rescinded or changed, our operating results could be materially adversely affected. Moreover, because we incur income tax in several countries, an increase in our profitability in one or more of these countries could result in a higher overall tax rate. In addition, if U.S. or other foreign tax authorities were to change applicable tax laws or successfully challenge the manner in which our subsidiaries' profits are currently recognized, our taxes could increase, and our business, cash flow, financial condition and results of operations could be materially adversely affected.

We may be unable to protect our proprietary rights. Unauthorized use of our technology may results in development of products or services which compete with ours.

   Our success depends on our ability to protect our rights in our intellectual property and trade secrets. We rely upon a combination of copyright, trademark and trade secret laws and customer license agreements, and other methods to protect our proprietary rights. We also enter into confidentiality agreement which our employees, consultants and third parties to seek to limit and protect the distribution of our proprietary information regarding this technology. However, we have not signed protective agreements in every case. Unauthorized parties may copy aspects of our products and services and obtain and use information that we regard as proprietary. Other parties may breach confidentiality agreements and other protective contracts we have executed. We may not become aware of, or have adequate remedies in the event of, a breach. Litigation may be necessary in the future to enforce our intellectual property rights, to protect trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of management and technical resources.

Some may claim that we infringe their intellectual property rights, which could result in costly litigation or require us to reengineer or cease sales of our products or services.

   Third parties could in the future claim that our current or future products infringe their intellectual property rights. Any claim, with or without merit, could result in costly litigation or require us to reengineer or cease sales of our products or services, any of which could have a material adverse effect on our business. Infringement claims could also result in an injunction in the use of our products or require us to enter into royalty or licensing agreements. Licensing agreements, if required, may not be available on terms acceptable to us or at all.

We are subject to a pending legal proceeding and may become subject to additional proceedings, and adverse determinations in these proceedings could harm our business.

   We may be from time to time involved in various lawsuits and legal proceedings which arise in the ordinary course of business. An adverse resolution of these matters could significantly negatively impact our financial position and results of operations.

Our non-U.S. operations are subject to risks which could negatively impact our future operating results.

   We expect that international operations will continue to account for a significant portion of our revenues, and intend to continue to expand our operations outside of the United States. Operations outside of the United States are subject to inherent risks, including difficulties or delays in developing and supporting non-English language versions of our products and services, political and economic conditions in various jurisdictions in staffing and managing foreign subsidiary operations, longer account receivable payment cycles and potential adverse tax consequences. Any of these factors could have a material adverse effect on our future operations outside of the United States, which could negatively impact our future operating results.

The Internet-based learning market is a developing market, and our business will suffer if e-Learning is not widely accepted.

   The market for Internet-based enterprise learning is a new and emerging market. Corporate training and education has historically been conducted primarily through classroom instruction and has traditionally been performed by a company's internal personnel. Many companies have invested heavily in their current training solutions. Although technology-based training applications have been available for several years, they currently account for only a small portion of the overall training market.

   Accordingly, our future success will depend upon the extent to which companies adopt technology based solutions and use the Internet in connection with their training activities, and the extent to which companies utilize the services or purchase products of third-party providers. Many companies that have already invested substantial resources in traditional methods of corporate training may be reluctant to adopt a new strategy that may implement or compete with their existing investments. Even if companies implement technology-based training or Internet learning solutions, they may still choose to design, develop, deliver or manage all or part of their education and training internally. If technology based learning and the use of the Internet for learning does not become widespread, or if companies do not use the products and services of third parties to develop, deliver or manage their training needs, then our products and services, may not achieve commercial success.

Because many users of our e-Learning solutions access them over the Internet, factors adversely affecting the use of the Internet could harm our business

   Many of our users access our e-Learning solutions over the Internet. Any factors that adversely affect Internet usage could disrupt the ability of those users to access our e-Learning solutions, which would adversely effect customer satisfaction and therefore our business. Factors which could disrupt Internet usage include slow access to download times, security concerns, network problems or service disruptions that prevent users from accessing an Internet server and delays in, or disputes concerning, the development of industry wide Internet standards and protocols.

Demand for our products and services may be especially susceptible to adverse economic conditions.

   Our business and financial performance may be damaged by adverse financial conditions affecting our target customers or by a general weakening of the economy. Some companies may not view training products and services as critical to the success of their businesses. If these companies experience disappointing operating results, whether as a result of adverse economic conditions, competitive issues or other factors, they may decrease or forego education and training expenditures before limiting their other expenditures.

The market price for our ADSs may fluctuate and may not be sustainable.

   Our initial public offering of the ADSs was completed in April 1995, and there can be no assurance that a viable public market for the ADSs will be sustained. The market price of the ADSs has fluctuated significantly since our initial public offering. We believe that factors such as announcements of developments related to ourselves or our competitors' business, announcements of new products or enhancements by ourselves or our competitors, sales of the ADSs into the public market, developments in our relationships with our customers, partners and distributors, shortfalls or changes in revenues, gross margins, earnings or losses or other financial results from public market expectations, regulatory developments, fluctuations in results of operations and general conditions in our market or the markets served by the our customers or the economy could cause the price of the ADSs to fluctuate, perhaps substantially.

   In addition, in recent years the stock market in general, and the market for shares of technology stocks in particular, has experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. The market price of the ADSs may continue to experience significant fluctuations in the future, including fluctuations that are unrelated to the our performance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

   Our exposure to market risk for changes in interest rates relate primarily to our investment portfolio. We do not use any derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve capital while maximizing yields without significantly increasing risk. We achieve this by investing our excess cash in deposits with major banks and in U.S. Treasury and U.S. agency obligations and in debt securities of corporations with strong credit ratings. Due to the nature of our investments, we believe that there is no material risk exposure. All investments are carried at market value, which approximates cost.

   The table below presents the principal amount and related weighed average interest rates for our investment portfolio. Our short term investments are all in fixed rate instruments. The principal amounts approximate fair value at December 31, 1999.

   Table of Investment Securities:

                                                                        Average
                                                              Principal Interest
   December 31, 1999                                           Amount     Rate
   -----------------                                          --------- --------
   (Dollars in thousands)
   Cash and cash equivalents................................  $ 69,260    5.4%
   Short term investments...................................    38,913    5.6%
                                                              --------
   Total cash and investment securities.....................  $108,713
                                                              ========

Foreign Currency Risk

   Due to our multinational operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues or pay expenses and the U.S. dollar. In particular, the value of the Euro and related currencies to the U.S. dollar impacts our operating results. Our expenses are not necessarily incurred in the currency in which revenue is generated, and, as a result, we are required from time to time to convert currencies to meet our obligations. These currency conversions are subject to exchange rate fluctuations, and changes to the value of the Euro and related currencies relative to the U.S. dollar could adversely affect our business and the results of operations. During the twelve months ended December 31, 1999, we undertook hedging transactions against the Irish pound because we had substantial expenses denominated in that currency. We do not hold any forward currency exchange contracts at December 31, 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                         Page
                                                                        Number
                                                                        ------
Consolidated Financial Statements

Report of Ernst & Young, Independent Auditors..........................   37

Report of Arthur Andersen LLP, Independent Public Accountants..........   38

Consolidated Balance Sheets............................................   39

Consolidated Statements of Operations..................................   40

Consolidated Statements of Changes in Shareholders' Equity and
 Comprehensive Income..................................................   41

Consolidated Statements of Cash Flows..................................   42

Notes to Consolidated Financial Statements.............................   43

                 REPORT OF ERNST & YOUNG, INDEPENDENT AUDITORS

The Board of Directors and Shareholders.
SmartForce PLC

   We have audited the accompanying consolidated balance sheets of SmartForce PLC as of December 31, 1998 and 1999 and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the December 31, 1997 financial statements of The Forefront Group, Inc., a company acquired by the Company in a business combination accounted for as a pooling-of-interests as described in note 3 to the consolidated financial statements, which statements reflect total revenues of $18,407,770. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to data included for The Forefront Group, Inc., is based solely on the report of the other auditors.

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

   In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SmartForce PLC at December 31, 1998 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with United States generally accepted accounting principles.

/s/ Ernst & Young

Ernst & Young

Dublin, Ireland
Date: January 18, 2000

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The ForeFront Group, Inc.:

   We have audited the consolidated statement of operations of The ForeFront Group, Inc., and subsidiaries and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1997 (not separately presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

   We conducted our audit in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cashflows of The ForeFront Group, Inc., and subsidiaries for the year ended December 31, 1997, in conformity with United States generally accepted accounting principles.

Arthur Andersen LLP

Houston, Texas
January 30, 1998

                                 SMARTFORCE PLC

                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                             At December 31,
                                                            ------------------
                                                              1998      1999
                                                            --------  --------
                          ASSETS
Current assets
  Cash and cash equivalents................................ $ 65,648  $ 69,260
  Short term investments...................................   36,386    38,913
  Accounts receivable, net.................................   43,508    62,035
  Inventories..............................................      247       188
  Deferred tax assets, net.................................      253       192
  Prepaid expenses.........................................    5,777     9,935
                                                            --------  --------
    Total current assets...................................  151,819   180,523
Intangible assets..........................................    4,237    59,155
Property and equipment, net................................   17,636    26,111
Investments................................................      550       850
Other assets...............................................   16,002    23,078
                                                            --------  --------
    Total assets........................................... $190,244  $289,717
                                                            ========  ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable......................................... $  5,161  $  5,368
  Accrued payroll and related expenses.....................    6,790     6,680
  Other accrued liabilities................................   20,023    28,213
  Deferred revenues........................................    3,004     6,141
                                                            --------  --------
    Total current liabilities..............................   34,978    46,402
Non Current Liabilities
  Minority equity interest.................................      383       383
  Other liabilities........................................       82       209
                                                            --------  --------
    Total non current liabilities..........................      465       592
Shareholders' equity
  Ordinary shares, IR9.375p par value: 120,000,000 shares
   authorized at December 31, 1998 and 1999; issued and
   outstanding 44,412,808 and 44,387,039 at December 31,
   1998 and 50,035,087 and 50,009,318 shares at December
   31, 1999, respectively..................................    6,725     7,432
  Additional paid-in capital...............................  127,869   200,547
  Accumulated profit.......................................   19,293    34,919
  Capital redemption.......................................      231       231
  Other comprehensive income...............................      685      (404)
  Treasury stock, 25,769 shares at cost....................       (2)       (2)
                                                            --------  --------
    Total shareholders' equity.............................  154,801   242,723
                                                            --------  --------
      Total liabilities and shareholders' equity........... $190,244  $289,717
                                                            ========  ========

                            (see accompanying notes)

                                 SMARTFORCE PLC

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)

                                                    Years ended December 31,
                                                   ----------------------------
                                                     1997      1998      1999
                                                   --------  --------  --------
Revenues.......................................... $137,047  $162,232  $197,754
Cost of revenues..................................   22,502    25,137    29,675
                                                   --------  --------  --------
  Gross profit....................................  114,545   137,095   168,079
Operating expenses:
  Research and development........................   20,878    25,832    31,713
  Sales and marketing.............................   59,160    75,395    93,841
  General and administrative......................   11,601    15,893    17,042
  Amortization of acquired intangibles............       --        --     3,441
  Acquired research and development...............    4,097        --     5,900
  Costs of acquisitions...........................    1,534     5,505        --
                                                   --------  --------  --------
    Total operating expenses......................   97,270   122,625   151,937
                                                   --------  --------  --------
Income from operations............................   17,275    14,470    16,142
Interest income, net..............................    2,729     4,218     4,048
Gain on sale of assets............................    1,869        --        --
Net exchange gain/(loss)..........................      112       516      (856)
                                                   --------  --------  --------
Income before provision for income taxes..........   21,985    19,204    19,334
Provision for income taxes........................   (3,916)   (2,666)   (3,708)
                                                   --------  --------  --------
Net Income........................................ $ 18,069  $ 16,538  $ 15,626
                                                   ========  ========  ========
Net income per share--Basic....................... $   0.45  $   0.38  $   0.33
                                                   ========  ========  ========
Net income per share--Diluted..................... $   0.41  $   0.36  $   0.30
                                                   ========  ========  ========



                            (see accompanying notes)

                                 SMARTFORCE PLC

              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
                        EQUITY AND COMPREHENSIVE INCOME
                             (dollars in thousands)

                                   Additional Accumulated                             Other                  Total
                          Ordinary  paid-in     profit     Capital     Deferred   comprehensive Treasury shareholders'
                           shares   capital    (deficit)  redemption compensation    income      stock      equity
                          -------- ---------- ----------- ---------- ------------ ------------- -------- -------------
Balance at December 31,
 1996...................   $5,808   $ 77,647   $(15,195)     $ --       $(369)       $  359       $(2)     $ 68,248
Issuance of 258,000
 ordinary shares as a
 result of pooling
 MidEast................       37        370         --        --          --            --        --           407
Issuance of 3,229,864
 ordinary shares as a
 result of option
 exercises and 91,492
 from employee share
 purchase plan..........      522     16,438         --        --          --            --        --        16,960
Issuance of 7,791
 ordinary shares as a
 result of the
 acquisition of
 BookMaker..............        2        214         --        --          --            --        --           216
Issuance of ordinary
 shares as a result of
 the acquisition of
 Lantec.................       --      2,552         --        --          --            --        --         2,552
Taxation credit as a
 result of disqualifying
 dispositions...........       --        825         --        --          --            --        --           825
Amortization of deferred
 compensation...........       --       (176)        --        --         257            --        --            81
Adjustment to record the
 overlap in accounting
 for ALA's net loss from
 January 1, 1997 to June
 30, 1997...............       --         --        112        --          --            --        --           112
Comprehensive Income:
 Net income.............       --         --     18,069        --          --            --        --        18,069
 Translation
  adjustment............       --         --         --        --          --           209        --           209
                                                                                                           --------
Comprehensive Income....                                                                                     18,278
                           ------   --------   --------      ----       -----        ------       ---      --------
Balance at December 31,
 1997...................    6,369     97,870      2,986        --        (112)          568        (2)      107,679
Issuance of 2,314,200
 ordinary shares as a
 result of option
 exercises, 194,734 from
 employee share purchase
 plan and 7,016 from the
 exercise of warrants...      334     29,493         --        --          --            --        --        29,827
Release of 31,410 Escrow
 shares in respect of
 BookMaker acquisition..        4        303         --        --          --            --        --           307
Issue of exchangeable
 shares in respect of
 LanTec acquisition.....       18        (18)        --        --          --            --        --            --
Amortization of deferred
 compensation...........       --         --         --        --         112            --        --           112
Capital redemption
 reserve................       --         --       (231)      231          --            --        --            --
Tax credit on
 disqualifying
 dispositions...........       --        221         --        --          --            --        --           221
Comprehensive Income:
 Net income.............       --         --     16,538        --          --            --        --        16,538
 Translation
  adjustment............       --         --         --        --          --           117        --           117
                                                                                                           --------
Comprehensive Income....                                                                                     16,655
                           ------   --------   --------      ----       -----        ------       ---      --------
Balance at December 31,
 1998...................    6,725    127,869     19,293       231          --           685        (2)      154,801
Issuance of 772,980
 ordinary shares as a
 result of option
 exercises, 420,996 from
 employee share purchase
 plan and 11,956 from
 the exercise of
 warrants...............      155     13,057         --        --          --            --        --        13,212
Issue of 4,374,896
 ordinary shares in
 respect of the
 Knowledge Well
 acquisition............      547     59,626         --        --          --            --        --        60,173
Issue of exchangeable
 shares in respect of
 the LanTec
 acquisition............        5         (5)        --        --          --            --        --            --
Comprehensive Income:
 Net income.............       --         --     15,626        --          --            --        --        15,626
 Translation
  adjustment............       --         --         --        --          --        (1,089)       --        (1,089)
                                                                                                           --------
Comprehensive Income....                                                                                     14,537
                           ------   --------   --------      ----       -----        ------       ---      --------
Balance at December 31,
 1999...................   $7,432   $200,547   $ 34,919      $231       $  --        $ (404)      $(2)     $242,723
                           ======   ========   ========      ====       =====        ======       ===      ========

                            (see accompanying notes)

                                 SMARTFORCE PLC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

Increase in cash and cash equivalents

                                                    Years ended December 31,
                                                   ----------------------------
                                                     1997      1998      1999
                                                   --------  --------  --------
Cash Flows from Operating Activities
 Net income......................................  $ 18,069  $ 16,538  $ 15,626
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization..................     3,582     6,689    12,145
  Non cash acquired research and development.....     4,097        --     5,900
  Taxation credit from disqualifying
   dispositions..................................       825       221        --
  (Gain)/loss on disposal of assets..............    (1,869)      318       547
  Overlap in accounting for ALA net loss,
   excluding depreciation........................       (67)       --        --
  Accrued interest on short-term investments.....      (465)      241      (253)
  Changes in operating assets and liabilities:
   Accounts receivable...........................   (19,199)   (3,636)  (18,501)
   Inventories...................................         2       367        60
   Deferred tax assets...........................        49       215        67
   Prepaid expenses and other assets.............    (5,375)   (9,527)  (11,281)
   Accounts payable..............................       168       406    (1,222)
   Accrued payroll and related expenses and other
    accrued liabilities..........................     7,175     3,118     5,454
   Deferred revenue..............................    (2,855)   (1,485)    3,083
                                                   --------  --------  --------
    Net cash provided by operating activities....     4,137    13,465    11,625
                                                   --------  --------  --------
Cash Flows from Investing Activities
 Purchases of intangible assets..................    (5,297)       --        --
 Purchases of property and equipment.............    (5,410)  (12,634)  (16,121)
 Payments to acquire short-term investments......    (2,291)  (93,673)  (84,981)
 Payments to acquire LanTec, Knowledge Well and
  Dunloe, net of cash acquired...................    (1,803)       --    (1,687)
 Proceeds from sale of short-term investments....     3,500    93,085    82,707
 Proceeds from investments.......................     4,997        --        --
 Proceeds from sale of assets....................     1,869        --        --
 Payments to acquire investments.................      (200)     (350)     (300)
                                                   --------  --------  --------
    Net cash used in investing activities........    (4,635)  (13,572)  (20,382)
                                                   --------  --------  --------
Cash Flows from Financing Activities
 Repayments under bank overdraft facility........      (140)      (13)       --
 Proceeds from issuance of preferred shares in
  subsidiary.....................................       606        --        --
 Proceeds from issuance of ordinary shares, net..    17,367    30,124    13,212
                                                   --------  --------  --------
    Net cash provided by financing activities....    17,833    30,111    13,212
                                                   --------  --------  --------
 Effect of exchange rate changes on cash and cash
  equivalents....................................       929       139      (843)
                                                   --------  --------  --------
    Net increase in cash and cash equivalents....    18,264    30,143     3,612
 Cash and cash equivalents at beginning of
  period.........................................    17,241    35,505    65,648
                                                   --------  --------  --------
 Cash and cash equivalents at end of period......  $ 35,505  $ 65,648  $ 69,260
                                                   ========  ========  ========
Supplemental disclosure of cash flow information:
 Interest paid...................................  $     43  $     30  $     18
 Taxes paid......................................  $    994  $  2,283  $  1,716

                            (see accompanying notes)

                                SMARTFORCE PLC

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

 Organization

   SmartForce PLC (formerly CBT Group PLC) is organized as a public limited company under the laws of the Republic of Ireland. The Company changed its name from CBT Group PLC to SmartForce PLC with effect from January 26, 2000. SmartForce PLC and its subsidiaries (collectively, the "Company" or "SmartForce") provides e-Learning solutions to businesses and individuals worldwide. The principal market for the Company's products comprises major U.S. national and multinational organizations.

 Basis of Presentation and Principles of Consolidation

   The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States and include the Company and its subsidiaries in the United States, United Kingdom, Ireland, South Africa, Canada, Germany, Australia, the Netherlands, Sweden, Norway, Denmark, France, Singapore, the Commonwealth of the Bahamas and Grand Cayman after eliminating all material inter-company accounts and transactions.

   All acquisitions have been accounted for under the purchase accounting method, except for the mergers with SmartForce Benelux B.V. ("Benelux"), SmartForce Australia Pty Ltd (formerly known as Applied Learning Limited) ("ALA"), SmartForce Mentoring Group Limited (formerly known as Ben Watson & Associates Limited) ("Scholars.com"), SmartForce Middle East Limited ("MidEast"), and The ForeFront Group, Inc ("ForeFront") which have been included in the consolidated financial statements under the pooling of interests method (see note 3).

 Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Translation of Financial Statements of Foreign Entities

   The reporting currency for the Company is the U.S. dollar ("dollar"). The functional currency of the Company's subsidiaries in the United States, United Kingdom, Republic of South Africa, France, Canada, Germany, Australia, the Netherlands, Sweden, Norway, Denmark, France and Singapore are the currencies of those countries. The functional currency of the Company's subsidiaries in Ireland, the Commonwealth of the Bahamas and Grand Cayman is the dollar.

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

 Foreign Currency Exchange Contracts

   A gain or loss on a forward contract that is intended to hedge an identifiable foreign currency commitment is deferred and included in the measurement of the related foreign currency transaction.

                                SMARTFORCE PLC

1. Organization and Summary of Significant Accounting Policies (continued)


   During 1999, the Company undertook hedging transactions in the form of Irish pound forward currency exchange contracts as the Company has substantial expenses denominated in that currency. There were no foreign currency exchange contracts outstanding at December 31, 1999.

 Revenue Recognition

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

 Cost of Revenues

   Cost of revenues include materials (such as compact discs, packaging and documentation), royalties paid to third parties, the portion of development costs associated with product co-development arrangements, fulfillment costs and the amortization of the cost of purchased products. Approximately $442,000, $596,000 and $285,600 of development expenses incurred in connection with development and marketing alliances were charged to cost of revenues in 1997, 1998 and 1999, respectively.

 Inventories

   Inventories are stated at the lower of cost (first in, first out) or net realizable value and consist principally of compact discs and manuals. Net realizable value is the estimated selling price less all applicable selling costs.

 Research and Development

   Research and development expenditures are generally charged to operations as incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the

                                SMARTFORCE PLC

1. Organization and Summary of Significant Accounting Policies (continued)

establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Development costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant. Through December 31, 1999, all research and development costs have been expensed as incurred.

 Intangible Fixed Assets

   Intangible fixed assets include goodwill, the Kansas State University license and other identifiable intangibles recorded as a result of the Company's acquisition of Knowledge Well Group Limited and Knowledge Well Limited (collectively "Knowledge Well"), which was accounted for under the purchase method of accounting (see note 3).

   Goodwill and the Kansas State University license are being amortized on a straight-line basis over ten years. The other identifiable intangible assets are being amortized on a straight-line basis over five years. (see note 4)

   Reviews are regularly performed to determine whether facts or circumstances exist which indicate that the carrying value of goodwill is impaired. The Company assesses the recoverability of goodwill by comparing the projected undiscounted net cash flows of the entity acquired against the respective carrying amount of goodwill. Impairment, if any, is based on the fair value of the goodwill and will result in the carrying value of the goodwill being reduced by the estimated shortfall of cashflows. No impairment has been indicated to date.

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

   Basic net income per share is calculated using the weighted average number of ordinary shares of the Company outstanding during the period including the issuance of Company ordinary shares as a result of pooling of interests (see note 3), at the beginning of the earliest period presented or subsequent date of incorporation of the pooled entity as applicable. Diluted net income per share is similarly calculated using the combined weighted average number of ordinary and dilutive potential ordinary shares, (as determined using the treasury stock method), such as shares issuable pursuant to the exercise of options outstanding, of the Company including the issuance of Company ordinary and dilutive potential ordinary shares as a result of pooling of interests.

 Defined Contribution Plan

   The Company sponsors and contributes to a defined contribution plan for certain employees and directors. Contribution amounts by the Company are determined by management and allocated to employees on a pro rata

                                SMARTFORCE PLC

1. Organization and Summary of Significant Accounting Policies (continued)

basis based on the employees' contribution. The Company contributed approximately $270,000, $350,000 and $419,100 to the Plan in the years ended December 31, 1997, 1998 and 1999, respectively.

 Stock Based Compensation

   Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB25"), and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. This cost is deferred and charged to expense ratably over the vesting period, generally four years. Where shares are issued at less than the deemed value for accounting purposes, the excess of the deemed value for accounting purposes over the amount the employee must pay to acquire the shares is charged to expense as stock compensation and credited to additional paid-in capital in the period of transfer. The Company recognized compensation expense of $81,100, $112,000 and $nil for the years ended December 31, 1997,1998 and 1999 respectively.

 Advertising Costs

   Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expenses amounted to $9.3 million, $11.4 million and $14.7 million for the years ended December 31, 1997, 1998 and 1999 respectively.

 Gain on sale of assets

   In September 1997, ForeFront sold certain of its Internet printing technologies under development to Hewlett-Packard Company and licensed additional technologies to be used in connection with ongoing development efforts of Hewlett-Packard, and recorded a one-time gain of $1.87 million (net of closing costs). The sale proceeds consisted entirely of cash, which was received by the Company in September 1997.

 Government Grants

   Government grants are recorded in the accounts when there is reasonable assurance that the Company has complied with, and will continue to comply with, all conditions necessary to obtain the grants

   The Company has entered into agreements with government agencies to employ additional personnel. Each grant agreement outlines conditions which must be complied with by the Company. Once the Company has complied with these conditions the application is matched with the relevant expense for the period and, once approved by the grant authority, the grant is recognized and offset against the relevant expense in the statement of operations.

 Concentration of Credit Risk

   Financial instruments that potentially subject the Company to concentration of credit risk consists principally of cash, cash equivalents, short term investments and trade receivables. The Company invests its excess cash in deposits with major banks and in U.S. Treasury and U.S. agency obligations and in debt securities of corporations with strong credit ratings, which are included in short term investments. The Company performs periodic evaluations of the relative credit standing of the financial institutions dealt with by the Company, and considers the related credit risk to be minimal.

                                SMARTFORCE PLC

1. Organization and Summary of Significant Accounting Policies (continued)


   The principal market for the Company's products comprises major U.S. national and multi-national organizations. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. To date such losses have been within management's expectations. The Company had an allowance for doubtful accounts of $1,142,800 and $2,623,675 at December 31, 1998 and 1999, respectively. The Company generally requires no collateral from its customers.

 Fair Values of Financial Instruments

   The carrying amount of cash, cash equivalents, short term investments, accounts receivable and accounts payable reported in the balance sheet approximates the fair value of these financial instruments.

 Comprehensive Income

   Other comprehensive income consists solely of foreign currency translation adjustments.

 Accounting for Income Taxes

   The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes", which uses the liability method to calculate deferred income taxes.

 Cash, Cash Equivalents and Short-Term Investments

   Cash and cash equivalents consist of cash on deposit with banks, money market instruments, and certificates of deposit with maturities of three months or less when acquired.

   Short-term investments at December 31, 1998 and 1999 comprise debt securities issued by the U.S. Treasury, U.S. agency obligations and debt securities of corporations with strong credit ratings with a maturity of less than six months but greater than three months at the date of acquisition by the Company. These are included at cost plus accrued interest, which approximates the fair market value of the securities. At December 31, 1998 and 1999, $36,386,000 and $38,913,000 respectively (inclusive of accrued interest of $472,000 and $725,000 respectively) was held in short-term investments. The Company classifies available for sale securities as short-term investments.

 Other Assets

   Other assets at December 31, 1998 and 1999 consist primarily of deferred sales commissions. Deferred sales commissions are charged to expense when the related revenue is recognized.

                                SMARTFORCE PLC

2. Net Income per Share

   The following table sets forth the computation of basic and diluted net income per share:

                                                         1997    1998    1999
                                                        ------- ------- -------
                                                        (dollars in thousands,
                                                           except per share
                                                               amounts)
Numerator:
  Numerator for basic and diluted net income per
   share--income available to common shareholders...... $18,069 $16,538 $15,626
                                                        ======= ======= =======
Denominator:
  Denominator for basic net income per share-weighted
   average shares......................................  40,292  43,630  47,145
  Effect of dilutive securities:
    Employee stock options and warrants................   3,836   2,349   4,653
                                                        ------- ------- -------
  Denominator for diluted net income per share.........  44,128  45,979  51,798
                                                        ======= ======= =======
Basic net income per share............................. $  0.45 $  0.38 $  0.33
                                                        ======= ======= =======
Diluted net income per share........................... $  0.41 $  0.36 $  0.30
                                                        ======= ======= =======

3. Acquisitions and Mergers

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

   On May 28, 1998, a merger occurred between the Company and ForeFront, under which the Company issued 2,182,851 ordinary shares for all the outstanding stock of ForeFront.

   On June 18, 1999, the Company acquired a majority shareholding in Knowledge Well, a provider of business, management and professional education using interactive learning technologies. The Company acquired the remaining shareholding on August 23, 1999. The Company issued 4,374,896 ordinary shares in exchange for all of the outstanding shares of Knowledge Well. The Company also assumed options to acquire Knowledge Well stock exercisable for an issuance of up to approximately 0.4 million ordinary shares. Under GAAP, which require stock appreciation of the Company in connection with the announcement of the Knowledge Well transaction to be considered in calculating the purchase price, the purchase price of Knowledge Well was approximately $62.7 million. The Company received an appraisal of certain intangible assets which indicated $5.9 million of the acquired intangible assets consisted of in-process R&D. The acquired R&D had not yet reached technological feasibility and had no alternative uses. Accordingly, the Company recorded a special charge of $5.9 million in the second quarter of fiscal 1999. The appraiser identified $35.5 million of certain other

                                SMARTFORCE PLC

3. Acquisitions and Mergers (continued)

intangibles of which $26.0 million was in respect of the Kansas State University license. Goodwill, the excess of the consideration paid over the estimated fair value of the net liabilities and the identifiable intangible assets acquired, was approximately $23.7 million.

   On July 1, 1999, the Company acquired the remaining 50% shareholding in Dunloe, a provider of training software, in which the Company already held a 50% holding.

   The financial results of the Company, ALA, Benelux, Scholars.com, MidEast, and ForeFront have been accounted for using the "pooling-of-interests" method. The "pooling-of-interests" method gives effect to the mergers as if they had occurred at the beginning of the earliest period presented or subsequent date of incorporation of the pooled entity as applicable. The consolidated financial statements as presented are based on the Company's historical consolidated financial statements and ALA's, Benelux's, Scholars.com's, MidEast's, and ForeFront's historical consolidated financial statements.

   The acquisitions of Knowledge Well and Dunloe have been accounted for under the purchase method of accounting. The consolidated financial information for the year ended December 31, 1997, 1998 and 1999 include the results of the Company, ALA, Benelux, Scholars.com, MidEast (from the date of its incorporation) and ForeFront for these periods and the assets and liabilities of the Company, ALA, Benelux, Scholars.com, MidEast and ForeFront as at December 31, 1998 and 1999, respectively. The consolidated financial information for the year ended December 31, 1999 include the results of Knowledge Well from June 18, 1999 and Dunloe from July 1, 1999 and the assets and liabilities of Knowledge Well and Dunloe as at December 31, 1999. ALA and Benelux, in the two month period ended February 28, 1997 had net revenues of $1,094,315 and $374,390, respectively. Net income in that period was $123,642 and $21,190, respectively.

   Scholars.com, in the eight month period ended August 31, 1997 had net revenues of $1,293,518. Net income in that period was $111,418.

   MidEast was established in April 1997 and in the period to December 1, 1997 had net revenues of $225,171. The net loss in the period was $532,046.

   ForeFront in the six month period ended June 30, 1998 had net revenues of $12.1 million. The net loss for the six month period ended June 30, 1998 was $3.1 million.

   As the Company's net income for the year ended December 31, 1996 included the results of ALA for the year ended June 30, 1997, ALA's results of operations for the six month period ended June 30, 1997, which reflected net revenues of $2,991,712, expenses of $3,104,193 and a net loss of $112,481, have been duplicated in the accompanying 1997 Financial Statements to conform operating results to the Company's fiscal year end. The duplicate periods have been adjusted by including the net loss as an increase to the Company's accumulated profit as of December 31, 1997.

   The following pro forma information combines the consolidated results of operations of the Company with those of Knowledge Well as if the acquisition had occurred at the beginning of each period presented. The pro forma results give effect to certain purchase accounting adjustments, including additional amortization expense from goodwill and other identifiable intangible assets, related income tax effects and the issuance of additional shares in connection with the acquisition.

                                SMARTFORCE PLC

3. Acquisitions and Mergers (continued)

   The Pro Forma Results of Operations are as follows (dollars in thousands, except per share amounts):

                                                       Years ended December 31,
                                                       -------------------------
                                                           1998         1999
                                                       ------------ ------------
       Revenues....................................... $    162,280 $    197,926
                                                       ============ ============
       Net Income..................................... $      5,249 $     12,800
                                                       ============ ============
       Net Income per share:
         Basic........................................ $       0.11 $       0.25
                                                       ============ ============
         Diluted...................................... $       0.10 $       0.23
                                                       ============ ============

   The non cash effect of purchase acquisitions during the year in the consolidated statement of cashflows on changes in operating assets and liabilities was as follows (dollars in thousands):

       Accounts receivable............................................ $   184
       Prepaid expenses...............................................      45
       Accounts payable...............................................  (1,389)
       Other accrued liabilities......................................  (2,789)
                                                                       -------
                                                                       $(3,949)
                                                                       =======

 ForeFront Acquisitions

   On September 29, 1997, ForeFront acquired Lan Professional, Inc. "LanTec", in exchange for $1.8 million and 174,860 equivalent SmartForce ordinary shares, which are issuable upon exchange of an equivalent number of Exchangeable Shares of LanTec retained by the LanTec shareholders at closing. The acquisition of LanTec has been accounted for under the "purchase method" and accordingly, the operating results of LanTec are included in the operating results of the Company since the date of acquisition.

4. Intangible Assets

   Intangible assets consist of the following:

                                                                  1998   1999
                                                                 ------ -------
                                                                  (dollars in
                                                                   thousands)
       Goodwill................................................. $   -- $23,960
       Kansas State University license..........................     --  26,000
       Other identifiable intangibles...........................  5,297  14,749
                                                                 ------ -------
         Total intangible assets................................  5,297  64,709
       Accumulated amortization.................................  1,060   5,554
                                                                 ------ -------
           Intangible assets, net............................... $4,237 $59,155
                                                                 ====== =======

   Other identifiable intangible include core developed technology acquired as a result of the Knowledge Well Acquisition and a perpetual software license acquired from Street Technologies, Inc. in return for a once off payment of $5,297,000 in December 1997.

   Amortization of intangible assets amounted to $13,000, $1,719,000 and $4,494,674 for the years ended December 31, 1997, 1998 and 1999, respectively.

                                SMARTFORCE PLC

5. Property and Equipment

   Property and equipment, at cost, consist of the following:

                                                                 1998    1999
                                                                ------- -------
                                                                  (dollars in
                                                                  thousands)
       Office and computer equipment........................... $22,781 $32,235
       Furniture, fixtures and others..........................   6,431  12,914
                                                                ------- -------
         Total property and equipment..........................  29,212  45,149
       Accumulated depreciation................................  11,576  19,038
                                                                ------- -------
           Property and equipment, net......................... $17,636 $26,111
                                                                ======= =======

   Depreciation of property and equipment amounted to $3,488,104, $4,858,399 and $7,650,347 for the years ended December 31, 1997, 1998 and 1999, respectively.

6. Other Accrued Liabilities

   Other accrued liabilities consist of the following at December 31 (dollars in thousands):

                                                                 1998    1999
                                                                ------- -------
       Royalties............................................... $ 4,756 $ 8,805
       Income and other taxes payable..........................   7,363   8,456
       Other...................................................   7,904  10,952
                                                                ------- -------
                                                                $20,023 $28,213
                                                                ======= =======

7. Operating Lease Commitments

   The Company leases various facilities, automobiles and equipment under non-cancellable operating lease arrangements. The major facilities leases are for terms of 2 to 5 years, and generally provide renewal options for terms of up to 3 additional years. Rent expense under all operating leases was approximately $2,694,000, $3,696,000 and $6,042,558 in 1997, 1998 and 1999,
respectively. Future minimum lease payments under these non-cancelable operating leases as of December 31, 1999 are as follows (dollars in thousands):

       2000............................................................ $ 6,092
       2001............................................................   5,850
       2002............................................................   4,317
       2003............................................................   2,940
       2004............................................................   2,350
       Thereafter......................................................   1,534
                                                                        -------
         Total minimum lease payments.................................. $23,083
                                                                        =======

8. Contingencies

   Since the end of the third quarter of 1998 purported class action lawsuits were filed in the United States District Court for the Northern District of California, the United States District Court for the Southern District of New York and the Superior Court of California for the County of San Mateo against SmartForce PLC, its American operating subsidiary, SmartForce USA Ltd. and certain of its former and current officers and directors

                                SMARTFORCE PLC

8. Contingencies (continued)

alleging violations of the federal securities laws. The complaints allege that the defendants misrepresented and/or omitted to state material facts regarding SmartForce's business and financial condition and prospects during the class periods in order to artificially inflate and maintain the price of the Company's ADSs, and misrepresented and/or omitted to state material facts in the registration statement and prospectus issued in connection with the merger with The ForeFront Group, Inc., artificially inflating the price of the Company's ADSs.

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

   During the first quarter of 1999, a third party training software supplier alleged that it had suffered financial harm of approximately US$5.0 million as a result of a purported breach of a distribution agreement with the supplier. No litigation has yet been initiated in relation to the purported breach and the Company believes that the claim is without merit and intends to vigorously defend itself against the claim.

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

9. Shareholders' Equity

   Dividends may only be declared and paid out of profits available for distribution determined in accordance with accounting principles generally accepted in Ireland and applicable Irish Company Law. There are no material restrictions on the distribution of income or retained earnings by the consolidated group companies of SmartForce PLC. Any dividends, if and when declared, will be declared and paid in dollars.

   In 1995, the Company issued warrants to purchase ordinary shares to holders of previously outstanding preferred stock. Warrants to purchase ordinary shares were also issued to the holders of previously outstanding senior convertible notes. The warrants to purchase ordinary shares at $8.99 per share have a five-year term. At December 31, 1999, warrants to purchase 29,215 ordinary shares are outstanding.

 Share Option Plans

   The Company has elected to follow Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for

                                SMARTFORCE PLC

9. Shareholders' Equity (continued)

Stock-Based Compensation" ("Statement 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options generally equals the market price of the underlying stock on the date of grant, no compensation expense is generally recognized.

   However, for certain options granted by ForeFront in August and September 1995, ForeFront recognized deferred compensation for the excess of the deemed value for accounting purposes of the common stock on the date the options were granted ($8.99 per share) over the $3.60 exercise price of such options. Aggregate deferred compensation of $726,375 resulted from the issuance of these options, and compensation expense is recognized ratably over the vesting period of each option, generally four years. ForeFront recognized $81,100 and $112,000 of this amount as compensation expense for the years ended December 31, 1997 and 1998, respectively.

   The Company has eight share option plans, the 1990 Share Option Scheme (the "1990 Plan"), the 1994 Share Option Plan (the "1994 Plan"), the 1996 Supplemental Stock Plan (the "1996 Plan"), the 1992 ForeFront Stock Option Plan (the "FF92 Plan"), the 1996 ForeFront Non-Qualified Stock Option Plan (the "FF96 Plan"), the 1996 ForeFront Non-Employee Directors' Stock Option Plan (the "FF Directors' 1996 Plan") the Knowledge Well Limited Stock Option Plan (the "KWL Plan") and the Knowledge Well Group Limited Stock Option Plan (the "KWGL Plan"), (collectively the "Plans").

   Under the 1990 Plan, options to acquire ordinary shares in the Company may be granted to any director or employee of the Company. Under the 1994 Plan, all employees and directors of the Company and any independent contractor who performs services for the Company are eligible to receive grants of non statutory options ("NSO"). Employees are also eligible to receive grants of incentive share options ("ISO") which are intended to qualify under section 422 of the United States Internal Revenue Code of 1986, as amended. Under the 1996 Plan all employees, with the exception of directors and executive officers, are eligible to receive grants of NSO's. Under the FF92 Plan, NSO's and ISO's were granted to any employee or director of ForeFront. Under the FF 96 Plan, NSO's were granted to employees and directors of ForeFront. Under the FF Directors' 1996 Plan, non-employee directors were eligible to receive grants of options to acquire common stock upon election to the Board of Directors and each subsequent year thereafter. Under the KWL Plan and KWGL, employees and directors and any independent contractor who performs services for Knowledge Well Limited ("KWL") and Knowledge Well Group ("KWGL") are eligible to receive grants of NSO's. Employees of KWL and KWGL are also eligible to receive grants of ISO's which are intended to qualify under section 422 of the United States Internal Revenue Code of 1986, as amended.

   As of December 31, 1999, 4,700,000, 9,243,004, 6,700,000 (which includes an increase in the number of shares reserved for issuance of 2,000,000 under the 1994 Plan, authorized by a resolution passed at the Annual General Meeting of the Company on June 3, 1999 and 2,200,000 under the 1996 Plan), 470,550, 627,400 47,055, 654,800 and 654,800 ordinary shares have been reserved for issuance under the 1990 Plan, the 1994 Plan, 1996 Plan, FF92 Plan, FF96 Plan, FF Directors' 1996 Plan, KWL Plan and KWGL Plan, respectively. The Plans are administered by the Stock Option Committee (the "Committee").

   The terms of the options granted are generally determined by the Committee. The exercise price of options granted under the 1990 Plan and ISO's granted under the 1994 Plan cannot be less than the fair market value of ordinary shares on the date of grant. In the case of ISO's granted to holders of more than 10% of the voting power of the Company the exercise price cannot be less than 110% of such fair market value. Under the 1994 Plan, the exercise price of NSO's is set by the Committee at its discretion. The term of an option under the 1994, 1996, FF92, FF96, KWL and KWGL Plans cannot exceed ten years and, generally, the terms of an option under the 1990 Plan and FF Directors' 1996 Plan cannot exceed ten years. The term of an ISO granted to a

                                SMARTFORCE PLC

9. Shareholders' Equity (continued)

holder of more than 10% of the voting power of the Company cannot exceed five years. An option may not be exercised unless the option holder is at the date of exercise, or within three months of the date of exercise has been, a director, employee or contractor of the Company. There are certain exceptions for exercises following retirement or death. Options under the Plans generally expire not later than 90 days following termination of employment or service or six months following an optionees' death or disability.

   In the event that options under the Plans terminate or expire without having been exercised in full, the shares subject to those options are available for additional option grants. Vesting periods of the options are determined by the Committee and are currently for periods of up to four years. Under the 1990, 1994, 1996, FF92, FF96, FF Directors 1996, KWL and KWGL Plans, options to purchase 249,295, 1,786,308, 1,004,230, 25,136, 40,779, 5,842,
8,502 and 418,929 shares respectively were exercisable as of December 31, 1999. As of December 31, 1999, 1,010,688 options are available for grant under the plans.

   In November 1996, the Compensation Committee of the ForeFront Board of Directors approved the repricing of substantially all of ForeFront's outstanding options held by the existing employees to the then current fair market value in order to incentivize the Company's employees. In October 1998, the Compensation Committee of the Board of Directors approved the repricing of all of the Company's outstanding options held by the existing employees, except for director stock options, to the then current market value of $6.9375 per share (the closing price on the date of such repricing) in an effort to retain and reincent employees. Under the terms of the repricing, the repriced options maintain the same vesting and expiration terms.

   Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1998 and 1999; risk-free interest rates of approximately 6%, 5%, and 6% respectively; dividend yields of 0%; volatility factors of the expected market price of the Company's ordinary shares of .45, 1.26 and .68 respectively; and a weighted-average expected life of the option of five years.

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

   Pro forma net income/(loss) for the years ended December 31, 1997, 1998 and 1999 was $9.2 million, $(5.4) million and $(15.3) million respectively. Pro forma basic net income/(loss) per share was $0.23, $(0.12) and $(0.32) for the years ended December 31, 1997, 1998 and 1999, respectively. Pro forma diluted net income/(loss) per share was $0.21, $(0.12) and $(0.32) for the years ended December 31, 1997, 1998 and 1999, respectively. Because options vest over several years and additional grants are expected, the effects of these hypothetical calculations are not likely to be representative of similar future calculations.

                                 SMARTFORCE PLC

9. Shareholders' Equity (continued)

   A summary of the Company's stock option activity, and related information for the years ended December 31, 1997, 1998 and 1999 follows:

                                                  Options Outstanding
                                        ----------------------------------------
                                                                     Weighted
                                        Number of     Price per      Average
                                          Shares        Share     Exercise Price
                                        ----------  ------------- --------------
Balance at December 31, 1996...........  6,929,880  $ 0.15--29.00     $ 9.52
Granted in 1997........................  1,899,275  $20.25--34.75     $21.68
Exercised in 1997...................... (3,223,948) $ 0.15--28.56     $ 4.73
Cancelled in 1997......................   (343,651) $ 2.68--25.63     $13.53
                                        ----------
Balance at December 31, 1997...........  5,261,556  $ 0.40--34.75     $16.64
Granted in 1998........................  9,203,529  $ 6.69--57.37     $32.87
Exercised in 1998...................... (2,196,200) $ 0.40--31.28     $12.52
Cancelled in 1998...................... (4,354,017) $ 0.15--57.37     $25.61
                                        ----------
Balance at December 31, 1998...........  7,914,868  $ 1.41--36.00     $ 9.52
Granted in 1999........................  5,971,644  $ 8.94--29.94     $18.84
Assumed on acquisition.................    461,632  $ 3.05-- 9.16     $ 6.96
Exercised in 1999......................   (772,980) $ 1.41--20.25     $10.92
Cancelled in 1999......................   (369,426) $ 2.68--30.28     $ 8.31
                                        ----------
Balance at December 31, 1999........... 13,205,738  $ 1.41--36.00     $13.52
                                        ==========

   The previously described repricing of the Company's stock options in October 1998 is included in the above summary within the amounts cancelled and granted in 1998.

                      Options Outstanding At December       Options Exercisable
                                  31, 1999                  ---------------------
                     -------------------------------------
                                    Weighted
                                     Average     Weighted               Weighted
       Range of                     Remaining    Average                Average
       Exercise        Shares      Contractual   Exercise   Number of   Exercise
        Prices       Outstanding      Life        Price      Shares      Price
     -------------   -----------   -----------   --------   ---------   --------
     $ 1.41-- 6.69      168,820       7.01        $ 4.29      137,885    $ 4.41
     $ 6.94-- 6.94    2,379,906       7.50        $ 6.94    1,077,916    $ 6.94
     $ 7.25-- 9.76      371,075       8.18        $ 7.34      358,231    $ 7.28
     $ 9.94-- 9.94    4,025,801       8.94        $ 9.94      990,865    $ 9.94
     $10.19--16.38      292,708       7.92        $12.77      129,305    $11.64
     $16.44--16.44    3,910,800       9.50        $16.44      750,000    $16.44
     $16.50--29.94    1,960,258       9.90        $23.89       71,069    $21.11
     $36.00--36.00       97,000       8.03        $36.00       23,750    $36.00
                     ----------                             ---------
     $ 1.41--36.00   13,205,738       8.74        $13.52    3,539,021    $10.45
                     ==========                             =========

                                SMARTFORCE PLC

9. Shareholders' Equity (continued)

   At December 31, 1997 and 1998 there were 1,623,866 and 847,349 options exercisable, respectively, at a weighed average exercise price of $11.89 and $11.66 respectively. The weighted average fair value of options granted during the years ended December 31, 1997, 1998 and 1999 was $11.61, $15.13 and $11.58, respectively.

                                                          Options Outstanding
                                                        ------------------------
                                                                        Weighted
                                                         Number   Price Average
                                                           of      per  Exercise
                                                         Shares   Share  Price
                                                        --------  ----- --------
     Other Options
       Balance at December 31, 1996....................  108,000  $0.40  $0.40
       Exercised in 1998............................... (108,000) $0.40  $0.40
                                                        --------  -----  -----
     Balance at December 31, 1998......................       --     --     --
                                                        ========  =====  =====

   In November 1996, the Company granted to Forbairt, in conjunction with their approval of an employment grant, a rent reduction grant and a management development grant, an option to purchase 10,000 ordinary shares with an exercise price equal to the fair market value at the date of grant. The option was exercised in July 1998.

10. Income Taxes

   Income before provision for income taxes consists of the following:

                                                           December 31,
                                                      -------------------------
                                                       1997     1998     1999
                                                      -------  -------  -------
                                                      (dollars in thousands)
     Ireland......................................... $22,579  $23,872  $25,948
     Rest of world...................................    (594)  (4,668)  (6,614)
                                                      -------  -------  -------
       Total......................................... $21,985  $19,204  $19,334
                                                      =======  =======  =======

   The provision for income taxes consists of the following:

     Current......................................... $ 3,916  $ 2,666  $ 3,708
     Deferred........................................      --       --       --
                                                      -------  -------  -------
       Total provision for income tax................ $ 3,916  $ 2,666  $ 3,708
                                                      =======  =======  =======

   The current provision for 1999 relates predominantly to provision for income taxes in Ireland.

                                SMARTFORCE PLC

10. Income Taxes (continued)

   The provision for income taxes differs from the amount computed by applying the statutory income tax rate to income before taxes. The sources and tax effects of the difference are as follows:

                                                          December 31,
                                                     -------------------------
                                                      1997     1998     1999
                                                     -------  -------  -------
                                                     (dollars in thousands)
Income taxes computed at the Irish statutory income
 tax rate of 36.5% for 1997, 32% for 1998 and 28%
 for 1999........................................... $ 8,025  $ 6,145  $ 5,413
Income from Irish manufacturing operations taxed at
 lower rates........................................  (7,143)  (6,318)  (6,300)
Income subject to higher rate of tax................   1,780      474        8
Operating losses not utilized.......................   1,598    2,475    1,150
Operating losses utilized...........................    (876)    (348)    (894)
Intangible asset amortization and other non-
 deductible expenses................................     662    1,155    4,300
Change in valuation allowance.......................     657       --       --
Profits arising not subject to tax..................    (787)    (917)      31
                                                     -------  -------  -------
                                                     $ 3,916  $ 2,666  $ 3,708
                                                     =======  =======  =======
EPS for Tax Holiday
  Basic............................................. $  0.18  $  0.14  $  0.13
                                                     =======  =======  =======
  Diluted........................................... $  0.16  $  0.14  $  0.12
                                                     =======  =======  =======

   Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes consist of the following:

                                                              December 31,
                                                            ------------------
                                                              1998      1999
                                                            --------  --------
                                                               (dollars in
                                                               thousands)
   Deferred tax assets
     Net operating loss carry forwards..................... $ 25,200  $ 33,272
     Research and Development tax credit carry forwards....      307       340
     Non Compete...........................................       71        --
                                                            --------  --------
                                                              25,578    33,612
   Valuation allowance.....................................  (25,325)  (33,420)
                                                            --------  --------
   Net deferred tax assets................................. $    253  $    192
                                                            ========  ========

   At January 1, 1998 the valuation allowance was $17.5 million.

   At December 31, 1999, the Company has a net operating loss carry forward of approximately $82.1 million for U.S. federal income tax purposes which will expire in the tax years 2007 through 2017 if not previously utilized. Utilization of the U.S. net operating loss carry forward may be subject to an annual limitation due to the change in ownership rules provided by the Internal Revenue Code of 1986. This limitation and other restrictions provided by the Internal Revenue Code of 1986 may reduce the net operating loss carry forward such that it would not be available to offset future taxable income of the U.S. subsidiary.

   At December 31, 1999, approximately $78.4 million of the net operating loss carry forwards in the United States result from disqualifying dispositions. The tax value of the disqualifying dispositions has not been recognized in the tax reconciliation note as it is not expected that it will reverse. At December 31, 1999, $28.4 million of the valuation allowance related to disqualifying dispositions.

                                SMARTFORCE PLC

11. Segment, Geographic and Customer Information

 Segment Information

   The Company presents financial information for its three reportable operating segments: Americas, Europe Middle East Asia ("EMEA") and Ireland. The Americas and EMEA segments are sales operations and Ireland is the Company's Research and Development operation.

   The Company and its subsidiaries operate in one industry segment, the development and marketing of interactive education and training software. Operations outside of Ireland consist principally of sales and marketing.

   The Company's products are developed in Ireland and sold to the Company's distribution subsidiaries in other Geographic segments. These inter segment revenues are determined on arms length bases pursuant to which a fair profit is earned by the Irish development subsidiary and which is designed to comply with the OECD Transfer Pricing Guidelines for Multinational Enterprises and Tax Administrators. All such inter segment revenues and costs of revenues are eliminated on consolidation.

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

   A summary of the segment financial information reported to the CODM is as follows:

                                      Year Ended December 31, 1999
                             -------------------------------------------------
                                                          All     Consolidated
                             Americas   EMEA    Ireland  Other       Total
                             --------  -------  ------- --------  ------------
                                         (dollars in thousands)
Revenues--External.......... $162,559  $24,841  $ 2,878 $  7,476    $197,754
Inter segment Revenues......       --       --   97,362       --      97,362
Depreciation and
 Amortization...............    4,855      389    3,087    3,814      12,145
Segment Operating Income....    1,286   (2,768)  29,442  (11,818)     16,142

                                      Year Ended December 31, 1998
                             -------------------------------------------------
                                                          All     Consolidated
                             Americas   EMEA    Ireland  Other       Total
                             --------  -------  ------- --------  ------------
                                         (dollars in thousands)
Revenues--External.......... $121,382  $27,262  $ 6,293 $  7,295    $162,232
Inter segment Revenues......       --       --   69,994       --      69,994
Depreciation and
 Amortization...............    3,285      502    2,745      157       6,689
Segment Operating Income....   (7,728)  (1,108)  26,231   (2,925)     14,470

                                      Year Ended December 31, 1997
                             -------------------------------------------------
                                                          All     Consolidated
                             Americas   EMEA    Ireland  Other       Total
                             --------  -------  ------- --------  ------------
                                         (dollars in thousands)
Revenues--External.......... $108,865  $20,676  $ 1,079 $  6,427    $137,047
Inter segment Revenues......       --       --   57,708       --      57,708
Depreciation and
 Amortization...............    1,641      385    1,150      406       3,582
Segment Operating Income....   (4,393)    (439)  24,653   (2,546)     17,275

                                SMARTFORCE PLC

11. Segment, Geographic and Customer Information (continued)

   Revenues from external customers, based on the location of the customer, are categorized by geographical areas as follows:

                                                       Years Ended December 31,
                                                      --------------------------
                                                        1997     1998     1999
                                                      -------- -------- --------
                                                        (dollars in thousands)
     Revenues
       Ireland....................................... $  1,463 $  3,210 $  3,072
       United States.................................  101,141  113,552  139,652
       United Kingdom................................   11,296   17,411   23,813
       Other countries...............................   23,147   28,059   31,217
                                                      -------- -------- --------
         Total....................................... $137,047 $162,232 $197,754
                                                      ======== ======== ========

   Long-Lived assets are those assets that can be directly associated with a particular geographic area. These assets are categorized by geographical areas as follows:

                                                                  December 31,
                                                                ----------------
                                                                 1998     1999
                                                                ------- --------
                                                                  (dollars in
                                                                   thousands)
     Long-Lived Assets
       Ireland................................................. $ 7,753 $ 67,531
       United States...........................................  25,800   35,671
       Other countries.........................................   4,872    5,992
                                                                ------- --------
         Total................................................. $38,425 $109,194
                                                                ======= ========

   The Company regards its products and services, IT Training, as homogenous products and services. No single customer represented 10% or more of SmartForce's total net revenue in any period presented.

12. Government Grants

   Under agreements between the Company and Government grant agencies, the Company has recorded $1,021,000, $1,040,000 and $1,033,422 as a reduction in related salary and rent expenses in the years ended December 31, 1997, 1998 and 1999, respectively. Under the terms of the grant agreements, these grants may be revoked and become repayable in certain circumstances, principally failure to maintain the related jobs for periods ranging from three to five years from the date of commencement of the relevant employment. The Company has complied with the terms of the agreements through December 31, 1999 and does not anticipate any repayment.

13. Related Party Transactions

 Ownership of CBT Technology

   Approximately 9% of the outstanding share capital of CBT (Technology) Limited ("CBT T"), one of the Company's Irish subsidiaries, representing a special non-voting class, is owned by Stargazer Productions ("Stargazer"), an unlimited company which is wholly-owned by certain key employees of SmartForce PLC.

   All of the voting securities of CBT T are owned by SmartForce PLC and, except for the securities owned by SmartForce PLC and Stargazer, there are no other outstanding securities of CBT T. CBT T has in the past and may in the future declare and pay dividends to Stargazer, and Stargazer may pay dividends to its shareholders

                                SMARTFORCE PLC

13. Related Party Transactions (continued)

out of such amounts. Except for the fact that Stargazer is wholly owned by certain key employees of SmartForce PLC, there is no relationship between SmartForce PLC and Stargazer.

 Knowledge Well Acquisition

   During 1999 the Company acquired Knowledge Well in a share for share exchange (see note 3). A number of the Company's directors and officers were shareholders and had controlling interest in Knowledge Well prior to its acquisition by the Company.

 Loan to Director

   On August 20, 1999, a director of the Company, received a loan from the Company in the amount of US$450,000 repayable in four equal annual installments. Interest accrues on the principal amount of this loan at the rate of 5.96% to be paid annually. At December 31, 1999 the balance outstanding on this loan, inclusive of accrued interest, was $460,000.

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

   Receivables at December 31, 1998 also included a $45,000 loan to two officers of ForeFront. The notes, which bore interest at 6.1%, were repaid during the year ended December 31, 1999.

14. Effects of Recent Accounting Pronouncements

   In December 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" and addresses software revenue recognition as it applies to certain multiple-element arrangements. SOP 98-9 also amends SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2" through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company has adopted the provisions of SOP 98-9, which has had no material impact on the Company's revenue recognition policies.

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activity" ("SFAS 133") which is required to be adopted in years beginning after June 15, 2000. SFAS 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133 requires all companies to recognize derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Derivatives that are not hedges of underlying transactions must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Management has not yet determined what the effect of SFAS 133 will be on the Company's consolidated financial position, results of operations or cash flows.

                 REPORT OF ERNST & YOUNG, INDEPENDENT AUDITORS

The Board of Directors and Shareholders,
SmartForce PLC

   We have audited the consolidated balance sheets of SmartForce PLC as of December 31, 1998 and 1999 and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated January 18, 2000. Our audits also included the financial statement schedule of the Company listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. We did not audit the financial statements of The Forefront Group, Inc., a company acquired by the Company in a business combination accounted for as a pooling of interests as described in note 3 to the consolidated financial statements, which statements reflect total revenues $18,407,770 for the year ended December 31, 1997. We have been furnished with the report of other auditors with respect to
Schedule II of The Forefront Group, Inc.

   In our opinion, based on our audits and the report of other auditors, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young

Ernst & Young

Dublin, Ireland
Date: January 18, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

   Our definitive Proxy Statement will be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our Annual General Meeting to be held in June, 2000. Information required by this item is incorporated by reference from the information contained in the Proxy Statement under the captions "Election of Directors" and "Executive Compensation and Other Matters."

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

     (1) Financial Statements. The following SmartForce PLC

       Consolidated Financial Statements Prepared in Accordance with U.S. GAAP are incorporated herein by reference to Item 8 of this Form 10-K.

       Consolidated Balance Sheets--December 31, 1998 and 1999.

       Consolidated Statements of Operations--December 31, 1997, 1998 and
    1999.

       Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income.

       Consolidated Statements of Cash Flows--December 31, 1997, 1998, and
    1999.

       Notes to Consolidated Financial Statements.

       Report of Independent Auditors.

     (2) Financial Statement Schedule. The following financial statement schedule of SmartForce PLC for the fiscal years ended December 31, 1997, 1998 and 1999 is filed as part of this Form 10-K and should be read in conjunction with the Company's Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

     (3) Exhibits. See Exhibit Index at page 64 to 67 of this Form 10-K.

   (b) Reports on Form 8-K.

     The company filed a report on Form 8-K with the Securities and Exchange Commission on October 20, 1999 reporting under Item 5 the Company's press release of October 19, 1999.

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

2.4 Share Purchase Agreement dated as of November 30, 1998, as amended and restated March 30, 1999, among the Company, Knowledge Well Limited ("KWL"), Knowledge Well Group Limited ("KWGL") and the shareholders of KWL and KWGL (Incorporated by reference to exhibit 2.1 to the Company's Current Report on Form 8-K dated June 18, 1999 (File No. 0-25674).

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

4.2 Amended and Restated Deposit Agreement (including the form of American Depositary Receipt), dated as of April 13, 1995 as amended and restated as of May 22, 1998, among the Company, The Bank of New York, as Depositary, and each Owner and Beneficial Owner from time to time of American Depositary Receipts issued thereunder (Incorporated by reference to Exhibit (a) to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form F-6 (File No. 333-8380)).

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

10.17Lease Agreement dated April 6, 1998 between CBT Systems USA, Ltd. and the Company, as tenants, and Seaport Centre Associates, LLC, as landlord, for the facility located at 900 Chesapeake Drive, Redwood City, California 94063 (Incorporated by reference to exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998 as filed with the Securities and Exchange Commission on November 11, 1998).

10.18Consulting Agreement dated January 30, 1998 between CBT Systems USA,
     Ltd. and Gregory M. Priest (Incorporated by reference to exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998 as filed with the Securities and Exchange Commission on May 13, 1998).

10.19Agreement and Mutual Release dated June 3, 1998 between the Company.
     and Jeffrey N. Newton (Incorporated by reference to exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998 as filed with the Securities and Exchange Commission on August 13, 1998).

10.20Agreement and Mutual Release dated February 11, 1998 between the
     Company and William A. Beamish. (Incorporated by reference to exhibit
     10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as filed with the Securities and Exchange Commission on March 30, 1999 (File No. 0-25674)).

10.21**
     Employment Agreement effective as of June 18, 1999 between CBT Group PLC, CBT Systems USA, Ltd. and William G. McCabe. In addition to this employment agreement, Mr. McCabe provides certain other services to the Company under a consulting agreement between CBT Systems Ltd. and Clarion Worldwide Limited (Incorporated by reference to exhibit 10.21 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 as filed with the Securities and Exchange Commission on March 18, 1998 (File No. 0-25674)). (Incorporated by reference to exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 as filed with the Securities and Exchange Commission on November 12, 1999 (File No. 0-25674)).

10.22**
     Employment Agreement effective as of June 18, 1999 between CBT Group PLC, CBT Systems USA, Ltd. and Gregory M. Priest. (Incorporated by reference to exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 as filed with the Securities and Exchange Commission on November 12, 1999 (File No. 0-25674)).

10.23**
     Employment Agreement effective as of June 18, 1999 between CBT Group PLC, CBT Systems USA, Ltd. and William A. Beamish. In addition to this employment agreement, Mr. Beamish provides certain other services to the Company under a consulting agreement between CBT Systems Ltd. and Clarion Worldwide Limited (Incorporated by reference to exhibit 10.21 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 as filed with the Securities and Exchange Commission on March 18, 1998 (File No. 0-25674)). (Incorporated by reference to exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 as filed with the Securities and Exchange Commission on November 12, 1999 (File No. 0-25674)).

10.24**
     Employment Agreement effective as of June 18, 1999 between CBT Group PLC, CBT Systems USA, Ltd. and William B. Lewis. (Incorporated by reference to exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 as filed with the Securities and Exchange Commission on November 12, 1999 (File No. 0-25674)).

10.25**
     Employment Agreement effective as of June 18, 1999 between CBT Group PLC, CBT Systems USA, Ltd. and Jeffrey N. Newton. (Incorporated by reference to exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 as filed with the Securities and Exchange Commission on November 12, 1999 (File No. 0-25674)).

22.1*List of Significant Subsidiaries.

23.1*Consent of Ernst & Young, Independent Auditors.

23.2*Consent of Arthur Andersen, LLP.

24.1 Power of Attorney (see page 68).

27.1*Financial Data Schedule.
--------

*Filed Herewith

** Denotes management or compensatory plan or arrangement required to be filed by Registrant pursuant to Item 14(c) of this report on Form 10-K.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Company has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 2000.

                                          SMARTFORCE PUBLIC LIMITED COMPANY

                                          /s/ Gregory M. Priest
                                          _____________________________________
                                          Gregory M. Priest
                                          President and Chief Executive
                                          Officer

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gregory M. Priest and David C. Drummond jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

             Signature               Title                                Date
             ---------               -----                                ----

/s/ William G. McCabe                Chairman of the Board                March 30,
____________________________________                                      2000
William G. McCabe

/s/ Gregory M. Priest                President, Chief Executive Officer   March 30,
____________________________________ and Director (Principal Executive    2000
Gregory M. Priest                    Officer)

/s/ David C. Drummond                Executive Vice President,            March 30,
____________________________________ Finance and Chief Financial Officer  2000
David C. Drummond

/s/ John M. Grillos                  Executive Vice President,            March 30,
____________________________________ Chief Operating Officer and          2000
John M. Grillos                      Director

/s/ John P. Hayes                    Vice President, Finance and          March 30,
____________________________________ Director (Principal Accounting       2000
John P. Hayes                        Officer)

/s/ Patrick J. McDonagh              Director                             March 30,
____________________________________                                      2000
Patrick J. McDonagh

/s/ James S. Krzywicki               Director                             March 30,
____________________________________                                      2000
James S. Krzywicki

                       VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 1997, 1998 and 1999

                              Balance at Charged to Charged             Balance
                              Beginning  Costs and  to Other            at End
                               of Year    Accounts  Accounts Deductions of Year
                              ---------- ---------- -------- ---------- -------
                                           (dollars in thousands)
Year ended December 31, 1997
Deducted from asset
 accounts...................
Allowance for doubtful
 accounts...................      727        580       --        87      1,220
                                =====      =====      ====      ===      =====
Year ended December 31, 1998
Deducted from asset
 accounts...................
Allowance for doubtful
 accounts...................    1,220        400       --       477      1,143
                                =====      =====      ====      ===      =====
Year ended December 31, 1999
Deducted from asset
 accounts...................
Allowance for doubtful
 accounts...................    1,143      1,481       --       --       2,624
                                =====      =====      ====      ===      =====