Form 10-K405/A
period 1999-12-31
SMARTFORCE PUBLIC LTD CO
filed 2000-05-01
CIK 940181

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  --------------------
                                FORM 10-K /A (1)
          (Mark One)

           [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                       or

         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                to                   .

                        Commission File Number: 0-25674
                                  --------------------
                       SMARTFORCE PUBLIC LIMITED COMPANY
             (Exact name of registrant as specified in its charter)

                REPUBLIC OF IRELAND                          NONE
           (State or other jurisdiction                 (I.R.S. Employer
         of incorporation or organization)            Identification Number)

                              900 Chesapeake Drive
                         Redwood City, California 94063
                    (Address of principal executive offices)

                                 (650) 817-5900
              (Registrant's telephone number, including area code)
                                  --------------------
  Securities registered pursuant to Section 12(b) of the Act:
                Title of each class              Name of each exchange on which
                                                 registered

                      None                                     None

  Securities registered pursuant to Section 12(b) of the Act:
                            Ordinary Shares IR9.375p
                              Subscription Rights

                                (Title of class)
                                  --------------------
  Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period of time that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes [X]      No [ ]

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

  The number of Registrant's equivalent American Depositary Shares, or ADSs, outstanding as of March 27, 2000 was 50,461,074.
________________________________________________________________________________

(1) This Annual Report on Form 10-K is restated to include information required in Part III, Items 10, 11, 12 and 13, which was filed in Amendment No. 1 to our Annual Report on Form 10-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Directors

   The following table sets forth certain information as of April 24, 2000, for our current directors:

 Name                          Age Positions with the Company
 ----                          --- --------------------------

 William G. McCabe...........   43 Chairman of the Board of Directors
 Gregory M. Priest...........   36 President, Chief Executive Officer and
                                   Director
 John P. Hayes...............   46 Vice President, Finance And Director
 John M. Grillos.............   58 Director
 Patrick J. McDonagh.........   48 Director
 James S. Krzywicki..........   48 Director


   William G. McCabe was Chairman of our board of directors, Chief Executive Officer and President from September 1991 until September 1996, when he resigned as President. In December 1996, Mr. McCabe resigned as Chief Executive Officer. In August 1998, Mr. McCabe resigned as Chairman but remained a member of the board of directors. In December 1998, Mr. McCabe was re-appointed as the Chairman of our board of directors.

   Gregory M. Priest was appointed President and Chief Executive Officer in December 1998. From February 1998 until December 1998, Mr. Priest was President and Chief Executive Officer of Knowledge Well Group Limited and of Knowledge Well Limited (collectively, "Knowledge Well"). Mr. Priest served as our Vice President, Finance and Chief Financial Officer from December 1995 to January 1998. Mr. Priest has been a director since June 1996. Prior to joining SmartForce, Mr. Priest was an attorney with Wilson Sonsini Goodrich & Rosati, Professional Corporation, a private law firm representing technology companies, where he was elected to the partnership in 1995. From June 1989 to July 1990, Mr. Priest served as a law clerk to Justice Thurgood Marshall of the United States Supreme Court.

   John P. Hayes was appointed Vice President, Finance in January 1999. Mr. Hayes has been a director since 1991. From 1991 to January 1999 Mr. Hayes served as our Group Financial Controller and from 1987 to 1991, Mr. Hayes served as our Financial Controller.

   John M. Grillos has served as a director since February 1994. Mr. Grillos is currently CEO of meVC Draper Fisher Jurvetson Fund I, a registered business development company. Mr. Grillos served as Executive Vice President and Chief Operation Officer from December 1998 through December 1999. Mr. Grillos remains in our employment with responsibility for special projects. Since June 1996, Mr. Grillos has been the sole General Partner of ITech Partners, L.P., a venture capital limited partnership focused on seed stage information technology companies. Prior to joining ITech Partners, Mr. Grillos was employed by BancBoston Robertson Stephens, an investment banking firm, in its venture capital group.

   Patrick J. McDonagh was a founding member of SmartForce and has been a director since September 1989. He has not taken an active role in our management since 1991 and is currently a private investor. Mr. McDonagh is Chairman of the board of directors of Riverdeep PLC. Riverdeep PLC was listed on Nasdaq in March 2000.

   James S. Krzywicki was appointed as a director in October 1998. Since 1992 Mr. Krzywicki has held various positions, most recently as a Vice President, with Lotus Development Corporation, which is now owned by International Business Machines Corporation. In April 1999, Mr. Krzywicki was named Director, Distributed Learning, IBM Global Services. In October 1999, Mr. Krzywicki joined RoweCom as their President of North America.

   There are no family relationships among any of our directors or executive officers.


Executive Officers

   In addition to Messrs. McCabe and Priest our executive officers, and their respective ages and positions as of April 24, 2000, are as follows:


 Name                                 Age    Position
 ----                                 ---    --------

 William A. Beamish..................  45 Executive Vice President,
                                             Product Strategy

 David C. Drummond..................   37 Executive Vice President,
                                             Finance and Chief Financial Officer

 William B. Lewis....................  44 Executive Vice President,
                                             Global Field Sales


 Jeffrey N. Newton...................  45 Executive Vice President,
                                             Global Channel Sales



   William A. Beamish was appointed Executive Vice President, Product Strategy in December 1998. Mr. Beamish was Vice President, Product Strategy and Development from 1993 until he resigned on March 31, 1998. Mr. Beamish joined SmartForce Ireland Limited in 1985 as a design consultant. He became head of product development in 1988 and Development Center Manager in 1990.

   William B. Lewis was appointed Executive Vice President, Global Field Sales in December 1998. Since March 1997, Mr. Lewis served as Vice

President, North American Sales. From January 1996 until March 1997, Mr. Lewis served as Area Vice President of Sales for the southern region and served as Regional Vice President of Sales for the southern region from January 1994 to January 1996. Mr. Lewis joined as our sales manager for the southern region in April 1992 and served in that capacity until January 1994.

   Jeffrey N. Newton was appointed Executive Vice President, Global Channel Sales in December 1998. Mr. Newton served as Vice President, Business Development from March 1997 until he resigned in June 1998. From January 1996 until March 1997, Mr. Newton served as Area Vice President of Sales for the northern region and served as Regional Vice President of Sales for the northern region from January 1994 to January 1996. Mr. Newton joined as our sales manager for the northern region in April 1992 and served in that capacity until January 1994.

   Our Executive officers are elected by the board of directors on an annual basis and serve until their successors have been duly elected. There are no family relationships among our executive officers.

Recent Executive Officer Changes

   David C. Drummond, 37, was appointed Executive Vice President, Finance and Chief Financial Officer in July 1999. Prior to joining us, Mr. Drummond was a partner in the corporate transactions group at Wilson Sonsini Goodrich and Rosati, a private firm representing technology companies. Mr. Drummond's career at Wilson Sonsini Goodrich and Rosati spanned a period of nine years before joining us in July 1999.

   As of December 31, 1999, Mr. John G. Grillos resigned as Executive Vice President and Chief Operating Officer. Mr. Grillos continues to be a director and remains in our employment with responsibility for special projects.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

   Section 16(a) of the Exchange Act requires our officers (as defined in the rules under Section 16) and directors, and persons who own more than ten percent of a registered class of our equity securities, to file certain reports with the SEC and the NASD regarding ownership of, and transactions in, our securities. Such officers, directors and ten percent holders are also required by the SEC's rules to furnish to us copies of all Section 16(a) forms that they file.

   Based solely on its review of the copies of such forms received by us or written representations from certain reporting persons we believe that our executive officers, directors and ten percent holders complied with all applicable Section 16(a) filing requirements during the last fiscal year.


Director Compensation

   No director receives any cash compensation for his services as a member of our board of directors, although each director is reimbursed for his expenses in attending board of directors and related committee meetings. Directors who serve on committees of the board of directors receive no additional compensation.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

   The following tables disclose compensation earned by the Named Executive Officers for the fiscal years ended December 31, 1999, 1998 and 1997:

                 Annual Compensation and Long-Term Compensation


                                            Annual Compensation
                                -------------------------------------------      Long-Term
                                                                                 Compensation
Name and Principal                                                               Options to
                                                             Other Annual       Purchase ADS         All Other
Position                        Year  Salary     Bonus      Compensation (2)     Equivalents       Compensation (3)
                                      (1)
William G. McCabe (4).......    1999  $250,000   $--        $--                   540,000          $24,100

Chairman of the Board           1998   250,000    --         --                   470,000           29,720
                                1997   250,000    --         --                   --                31,800

Gregory M. Priest (5).......    1999   250,000    250,000     60,000              540,000            8,379

President and Chief             1998    56,601    --         --                   410,000           --
Executive Officer               1997   180,000    172,000    --                    90,000           --
William B. Lewis (6)........    1999   200,000    225,000     60,000              400,000            7,200

Executive Vice President        1998   280,147     19,500    --                   365,196           --
Global Field Sales              1997   215,000     75,000    139,047               70,000           --

Jeffrey N. Newton (7).......    1999   200,000    225,000     12,000              400,000            7,200

Executive Vice President        1998   203,121     86,398     40,000              350,000           --
Global Channel Sales            1997   223,000     57,000     86,086               70,000           --
William A. Beamish (8).....     1999   200,000    135,000    --                   385,000            5,418

Executive Vice President        1998   527,500    --         --                   290,000            2,851
Product Strategy                1997   200,000    --         --                    --                6,072
John M. Grillos (9).........    1999   202,128    127,270    --                   385,000           --

(Former)Executive Vice          1998   19,154     --         --                   290,000           --
President
And Chief Operating  Officer    1997   --         --         --                 --                --

(1) Salary includes amount deferred pursuant to our 401(k) plan.

(2) Includes $139,047 and $86,086 paid in 1997 to Messrs. Lewis and Newton, respectively, and $40,000 paid to Mr. Newton in 1998 for relocation expenses and $60,000, $60,000 and $12,000 accomodation allowances paid in 1999 to Messrs. Priest, Lewis and Newton, respectively.

(3) Includes payments of $31,800 in 1997, $29,720 in 1998 and $24,100 in 1999 to
    Mr. McCabe and payments of $6,072 in 1997, $2,851 in 1998 and $5,418 in 1999
    to Mr. Beamish, pursuant to defined contribution pension schemes. Also includes car allowances of $8,379, $7,200 and $7,200 paid to Messrs. Priest, Lewis, and Newton, respectively, in 1999.

(4) Mr. McCabe was Chairman of the board of directors, Chief Executive Officer and President until September 1996, when he resigned as President. In December 1996, he resigned as our Chief Executive Officer and in August 1998, he resigned as Chairman of the Board. In December 1998, Mr. McCabe was re-appointed Chairman of the board of directors. SmartForce obtains the benefit of Mr. McCabe's management services through a third party consulting firm from which he is contracted. Mr. McCabe is compensated for his management services pursuant to a consulting agreement with a third party consulting firm. Amounts are paid by SmartForce Ireland Limited to the consulting firm which compensates its employees, including Mr. McCabe. We have not reviewed any agreement between the consulting firm and its employees with respect to compensation amounts. In addition to the amounts paid to the consulting firm, we paid Mr. McCabe $25,000 pursuant to an employment agreement, which we entered into with Mr. McCabe in June 1999, in respect of services provided by him.

(5) Mr. Priest was elected as an executive officer in December 1995, and resigned as an executive officer effective January 31, 1998. In December 1998, he was appointed as President and Chief Executive Officer. The amounts shown for 1998 include both payment to Mr. Priest for his services as our Chief Financial Officer in January of 1998 and payment for his services as President and Chief Executive Officer during the fourth quarter of 1998. Mr. Priest's annual base salary as President and Chief Executive Officer has been set at $250,000.

(6) Mr. Lewis became Area Vice President of Sales for the southern region in January 1996 and Vice President North American Sales in March 1997. Mr. Lewis was appointed Executive Vice President Global Field Sales in December 1998.

(7) Mr. Newton became Area Vice President for the northern region in January 1996 and Vice President, Business Development in March 1997. He resigned in June 1998. In December 1998, Mr. Newton was appointed Executive Vice President, Global Channel Sales.

(8) Mr. Beamish was Vice President, Product Strategy and Development from 1993 until he resigned on March 31, 1998. In December 1998, he was appointed Executive Vice President, Product Strategy. SmartForce obtains the benefit of Mr. Beamish's management services through a third party consulting firm from which he is contracted. Mr. Beamish is compensated for his management services pursuant to a consulting agreement with a third party consulting firm. Amounts are paid by SmartForce Ireland Limited to the consulting firm which compensates its employees, including Mr. Beamish. We have not reviewed any agreement between the consulting firm and its employees with respect to compensation amounts. In addition to the amounts paid to a consulting firm, we paid Mr. Beamish $25,000 pursuant to an employment agreement, which we entered into with Mr. Beamish in June 1999, in respect of services provided him.


(9) Mr. Grillos was appointed as Chief Operating Officer in December 1998. Mr. Grillos has been a director of the Company since February 1994. As of December 31, 1999, Mr. Grillos resigned as Executive Vice President and Chief Operating Officer. Mr. Grillos continues to be a director and remains in our employment with responsibility for special projects.


                       Option Grants in Last Fiscal Year

   The following table provides information with respect to options granted during fiscal 1999 to the Named Executive Officers:


                            Number of       Percent of Total                                        Potential Realizable Value At
                          Equivalent ADSs    Options Granted                                        Assumed Annual Rates of Stock
                           Over Which       to Employees in      Exercise Price                     Price Appreciatin for Option
                          Options Were        Last Fiscal        Per Equivalent    Expiration                 Term (1)
Name                     Granted (2)(3)          Year                ADS(4)        Date                  5%               10%
----                    --------------           ----                ------        ----                  --               ---
William G. McCabe               540,000                 9.0%             $16.44         7/2/09       $5,582,226       $14,146,457
Gregory M. Priest               540,000                 9.0%             $16.44         7/2/09       $5,582,226       $14,146,457
William B. Lewis                400,000                 6.7%             $16.44         7/2/09       $4,134,982       $10,478,857
Jeffrey N. Newton               400,000                 6.7%             $16.44         7/2/09       $4,134,982       $10,478,857
William A. Beamish              385,000                 6.4%             $16.44         7/2/09       $3,979,920       $10,085,900
John M. Grillos                 385,000                 6.4%             $16.44         7/2/09       $3,979,920       $10,085,900

(1) Potential realizable value assumes that the share price (based on the fair market value of the ADSs) increases from the date of grant until the end of the ten-year option term at the annual rate specified (5% and 10%). If the price of the ADSs were to increase at such rates from $16.44 per ADS, the price at the date of grant, over the next ten years, the resulting ADS price at 5% and 10% appreciation would be approximately $26.78 and $42.64 respectively. The assumed annual rates of appreciation are specified in SEC rules and do not represent the Company's estimate or projection of future share price.We do not necessarily agree that this method can properly determine the value of an option.

(2) All options in this table were granted under the 1994 Plan. The options expire ten years from the date of grant, subject to earlier termination in the event of the optionee's cessation of service with us. The 1994 Plan is currently administered by the Stock Option Committee of the board of directors, which has broad discretion and authority to amend outstanding options and to reprice options, whether through an exchange of options or an amendment thereto.

(3) Options granted to certain employees are exercisable in full at the date of grant, subject to the company's right to repurchase the shares at the original exercise price in the event that the employee's options are unvested at the time of termination of employement. Unless otherwise indicated, options generally vest over four years such that 1/4th of the equivalent ADSs subject to the option vest one year from the respective date of grant, 1/4th vest on the second anniversary of the respective date of grant and 1/48th vest each month thereafter.

(4) Options were granted at an exercise price equal to the fair market value of our ADSs, as determined by reference to the closing price of the ADSs as reported on the Nasdaq National Market on the last trading day prior to the date of grant.


                Aggregated Option Exercises in Last Fiscal year
                       and Fiscal Year End Option Values

The following table provides information with respect to option exercises fiscal 1999 by the Named Executive Officers and the value of such officers' unexercised options at December 31, 1999:

                                                      Number of Equivalent ADSs Subject   Value of Unexercised In-The-Money
                                                      to Unexercised Options at Fiscal      Options at Fiscal Year End (4)
                                                                 Year-End (3)
                         Equivalent
                            ADSs           Value
Name                     Acquired on   Realized (2)     Exercisable      Unexercisable      Exercisable      Unexercisable
                        Exercise (1)



Gregory M. Priest                  --            --         1,233,314                 --      $25,122,428                 --
William G. McCabe                  --            --         1,277,882                 --      $25,902,231                 --
William B. Lewis               19,450      $225,164           874,176                 --      $18,549,675                 --
Jeffrey N. Newton                  --            --           885,552                 --      $18,900,978                 --
William A. Beamish                 --            --           831,880                 --      $17,557,035                 --
John M. Grillos                    --            --           178,750            506,250       $3,395,547          $10,051,641

(1) Our employees, including the Named Executive Officers, have a choice of acquiring either ordinary shares or ADSs representing such ordinary shares upon exercise of options.

(2) Market value of underlying shares based on the closing price of the ADSs on the Nasdaq National Market on the date of exercise, minus the exercise price.

(3) Options granted to certain employees are exercisable in full at the date of grant, subject to the company's right to repurchase the shares at the original exercise price in the event that the employee's options are unvested at the time of termination of employment. Unless otherwise indicated, options generally vest over four years such that 1/4th of the equivalent ADSs subject to the option vest one year from the respective date of grant, 1/4th vest on the second anniversary of the respective date of grant and 1/48th vest each month thereafter.

(4) Market value of shares underlying in-the-money share options is based on the closing price of $33.50 per ADS on the Nasdaq National Market on December 31, 1999, which is the last trading day of fiscal 1999, minus the exercise price.

                     Employment Contracts and Arrangements


On June 18, 1999, following the acquisition of Knowledge Well, we entered into an employment agreement with Gregory M. Priest, under which we agreed to employ Mr. Priest as our President and Chief Executive Officer, effective as of December 10, 1998. Under the terms of the agreement, Mr. Priest will be paid a minimum base salary of $250,000 per year. In addition, Mr. Priest will be eligible to receive an annual performance bonus at 100% achievement of $200,000 (the "Targeted Bonus") at the discretion of the board of directors. Mr. Priest's employment is at-will. The employment agreement includes a covenant not to solicit and a covenant not to compete in the event of a voluntary termination by Mr. Priest or the termination for cause(as defined in the agreement) by SmartForce. If Mr. Priest's employment is involuntarily terminated (as defined in the agreement) or terminated without cause we are required to make a lump sum payment to Mr. Priest equal to his then base salary plus the then maximum performance bonus available to Mr. Priest for a period of one (1) year. Mr. Priest may elect, in the event of an involuntary termination, to be bound by the covenants not to solicit and not to compete in exchange for continued vesting of the stock options granted to him by us for the term of the covenants.
Otherwise, Mr. Priest's stock options will discontinue to vest immediately upon termination of employment.


On June 18, 1999, following the acquisition of Knowledge Well, we entered into an employment agreement with William G. McCabe, under which we agreed to employ Mr. McCabe as Chairman of our board of directors, effective as of December 10, 1998. Under the terms of the agreement, Mr. McCabe will be paid a minimum base salary of $25,000 per year under this agreement. Mr. McCabe's employment is at-will. The employment agreement includes covenants not to solicit and not to compete in the event of a voluntary termination by Mr. McCabe or the termination for cause(as defined in the agreement) by SmartForce. If Mr. McCabe's employment is involuntarily terminated (as defined in the agreement) or terminated without cause, we are required to make a lump sum payment to Mr. McCabe equal to his then base salary plus the then maximum performance bonus available to Mr. McCabe for a period of one (1) year. Mr. McCabe may elect, in the event of an involuntary termination, to be bound by the covenants not to solicit and not to compete in exchange for continued vesting of the stock options granted to him by us for the term of the covenants. Otherwise, Mr. McCabe's stock options will discontinue to vest immediately upon termination of employment.

On June 18, 1999, following the acquisition of Knowledge Well, we entered into an employment agreement with William A. Beamish, under which we agreed to employ Mr. Beamish as our Executive Vice President, Product Strategy, effective as of December 10, 1998. Under the terms of the agreement, Mr. Beamish will be paid a minimum base salary of $25,000 per year under this agreement. Mr. Beamish's employment is at-will. The employment agreement includes covenants not to solicit and not to compete on termination of Mr. Beamish's employment. If Mr. Beamish's employment is involuntarily terminated (as defined in the agreement) or terminated without cause, we are required to make a lump sum payment to Mr. Beamish equal to his then base salary plus the then maximum performance bonus available to Mr. Beamish for a period of one (1) year. Mr. Beamish may elect, in the event of an involuntary termination, to be bound by the covenants not to solicit and not to compete in exchange for continued vesting of the stock options granted to him by us for the term of the covenants. Otherwise, Mr. Beamish's stock options will discontinue to vest immediately upon termination of employment.

On June 18, 1999, following the acquisition of Knowledge Well, we entered into an employment agreement with William B. Lewis, under which we agreed to employ Mr. Lewis as our Executive Vice President, Global Field Sales, effective as of December 10, 1998. Under the terms of the agreement, Mr. Lewis will be paid a minimum base salary of $200,000 per year. In addition to the base salary, Mr. Lewis will be eligible to receive an annual performance bonus at 100% achievement of $150,000 (the "targeted" bonus) at the discretion of the board of directors. Mr. Lewis's employment is at-will. The employment agreement includes covenants not to solicit and not to compete in the event of a voluntary termination by Mr. Lewis or the termination for cause (as defined in the agreement) by SmartForce. If Mr. Lewis's employment is involuntarily terminated (as defined in the agreement) or terminated without cause, we are required to make a lump sum payment to Mr. Lewis equal to his then base salary plus the then maximum performance bonus available to Mr. Lewis for a period of one (1) year. Mr. Lewis may elect, in the event of an involuntary termination, to be bound by the covenants not to solicit and not to compete in exchange for continued vesting of the stock options granted to him by us for the term of the covenants. Otherwise, Mr. Lewis's stock options will discontinue to vest immediately upon termination of employment.

On June 18, 1999, following the acquisition of Knowledge Well, we entered into an employment agreement with Jeffrey N. Newton, under which we agreed to employ Mr. Newton as our Executive Vice President, Global Channel Sales, effective as of December 10, 1998. Under the terms of the agreement, Mr. Newton will be paid a minimum base salary of $200,000 per year. In addition to the base salary, Mr. Newton will be eligible to receive an annual performance bonus at 100% achievement of $150,000 (the "targeted" bonus) at the discretion of the board of directors. Mr. Newton's employment is at-will. The employment agreement includes covenants not to solicit and not to compete in the event of a voluntary termination by Mr. Newton or termination for cause (as defined in the agreement) by SmartForce. If Mr. Newton's employment is involuntarily terminated (as defined in the agreement) or terminated without cause we are required to make a lump sum payment to Mr. Newton equal to his then base salary plus the then maximum performance bonus available to Mr. Newton for a period of one (1) year. Mr. Newton may elect, in the event of an involuntary termination, to be bound by the covenants not to solicit and not to compete in exchange for continued vesting of the stock options granted to him by us for the term of the covenants. Otherwise, Mr. Newton's stock options will discontinue to vest immediately upon termination of employment.

   In addition to the employment agreements with Messrs. McCabe and Beamish noted above, SmartForce Ireland Limited has entered into a consulting agreement with a third-party consulting firm pursuant to which the consulting firm provides certain management services to SmartForce Ireland Limited, including the services of Messrs. McCabe, Beamish and Hayes. Messrs. McCabe, Beamish and Hayes were employees of the consulting firm during 1999. Amounts due under the consulting agreement are paid by SmartForce Ireland Limited to the consulting firm. Messrs. McCabe, Beamish and Hayes are separately compensated by the consulting firm. During 1999, the consulting firm billed SmartForce Ireland Limited an aggregate of $859,936 for services provided by Messrs. McCabe, Beamish and Hayes.



  Compensation and Stock Option Committee Interlocks and Insider Participation

   During fiscal 1999, the Compensation Committee of our board of directors consisted of Messrs. McCabe, McDonagh and Grillos. During fiscal 1999, the Stock Option Committee consisted of Messrs. McDonagh and Krzywicki. Mr. Krzywicki was not one of our officers or employees or an officer or employee of our subsidiaries during fiscal 1999 or at any time prior to fiscal 1999. Mr. McDonagh was not one of our officers or employees or an officer or employee of our subsidiaries during fiscal 1999 or at any time since September 1991. From our inception to September 1991, Mr. McDonagh was our Chief Executive Officer.

Mr. McCabe has served on the Compensation Committee since February 1995. Mr. McCabe also served as Chief Executive Officer through December 1996, President through September 1996 and Chairman of the board of directors through August 12, 1998. From October 1, 1998 through December 10, 1998, Mr. McCabe was a member of the interim management committee of the board of directors and since December 10, 1998, Mr. McCabe has been the Chairman of the board of directors. Mr. Grillos was not one of our officers or employees or an officer or employee of our subsidiaries at any time prior to October 1, 1998. From October 1, 1998 through December 10, 1998, Mr. Grillos was a member of the interim management committee of the board of directors. From

December 10, 1998 to December 31, 1999, Mr. Grillos was our Executive Vice President and Chief Operating Officer.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our ADSs (or their equivalents) as of December 31, 1999 (unless otherwise stated) by:
 .  each director;
 .  each Named Executive Officer, as defined below in "Executive Compensation and
   Other Matters--Summary Compensation Table";
 .  each person who is the beneficial owner of more than five percent (5%) of our
   ADSs; and
 .  all current directors and executive officers as a group.

  The number and percentage of ADSs beneficially owned is determined under the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any equivalent ADSs as to which the individual has sole or shared voting power or investment power and also any equivalent ADSs that the individual has the right to acquire within sixty (60) days of March 31, 2000, through the exercise of share options or other rights. Unless otherwise indicated, each person has sole voting and investment power (or shares such powers with his spouse) with respect to the shares shown as beneficially owned.

                                             Equivalent
                                                ADSs         Approximate
                                             Beneficially     Percentage
Name of Person or Identity of Group             Owned          Owned(1)
- -----------------------------------       -------------    ------------

Massachusetts Financial Services Company
("MFS")(2)   ...............................   3,787,190         7.5%
500 Boylston Street
Boston, MA 02116

William G. McCabe  (3)......................   4,667,868         9.0%

Gregory M. Priest  (4)......................   1,586,671         3.1%

William A. Beamish (5)......................   1,185,472         2.3%

William B. Lewis   (6)......................     992,311         1.9%

Jeffrey N. Newton  (7)......................     969,679         1.9%

John M. Grillos    (8)......................     259,570           *

John P. Hayes      (9)......................     406,689           *

Patrick J. McDonagh (10)....................     312,500           *

James S. Krzywicki (11).....................      28,000           *

All current directors and executive officers
  as a group (10 persons)(12)................ 10,634,177        18.8%

*   less than 1%

(1) Based on 50,568,165 of our ADSs (or their equivalents) outstanding as of March 31, 2000.

(2) Based on information contained in the Schedule 13G/A filed with the SEC for the fiscal year ended December 31, 1999 by MFS. Certain shares are beneficially owned by non-reporting entities as well as MFS.

(3) Includes 1,277,882 equivalent ADSs issuable upon the exercise of share options held by Mr. McCabe, which options are exercisable within sixty (60) days of March 31, 2000. Also includes 2,088,299 ADSs held in the name of Peregrine Company Managers Ltd., a Company controlled by a family trust established by Mr. McCabe. Mr. McCabe disclaims beneficial ownership of these shares held on behalf of Bentico Trading Ltd. within the meaning of Rule 13d-3 of the Exchange Act.

(4) Includes 1,233,314 equivalent ADSs issuable upon the exercise of share options held by Mr. Priest, which options are exercisable within sixty (60) days of March 31, 2000.

(5) Includes 831,880 equivalent ADSs issuable upon the exercise of share options held by Mr. Beamish, which options are exercisable within sixty (60) days of March 31, 2000. Also includes 314,304 ADSs held in the name of Peregrine Company Managers Ltd. on behalf of Mr. Beamish.

(6) Includes 874,176 equivalent ADSs issuable upon the exercise of share options held by Mr. Lewis, which options are exercisable within sixty (60) days of March 31, 2000. Also includes 84,127 ADSs held in a trust. Under the rules of the Securities and Exchange Commission, Mr. Lewis may be deemed to be the beneficial owner of these shares. Mr. Lewis disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(7) Includes 885,552 equivalent ADSs issuable upon the exercise of   share
    options held by Mr. Newton, which options are exercisable within sixty (60) days of March 31, 2000. Also includes 84,127 ADSs held in a trust. Under the rules of the Securities and Exchange Commission, Mr. Newton may be deemed to be the beneficial owner of these shares. Mr. Newton disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(8) Includes 158,688 equivalent ADSs issuable upon the exercise of share options held by Mr. Grillos, which options are exercisable within sixty (60) days of March 31, 2000. Also includes 35,920 ADSs held by Itech Partners L.P. in which Mr. Grillos is the sole General Partner. Mr. Grillos disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(9) Includes 396,689 equivalent ADSs issuable upon the exercise of share options held by Mr. Hayes, which options are exercisable within sixty (60) days of March 31, 2000.

(10) Includes 12,500 equivalent ADSs issuable upon the exercise of share options held by Mr. McDonagh, which options are exercisable within sixty
     (60) days of March 31, 2000.

(11) Includes 25,000 equivalent ADSs issuable upon the exercise of share options held by Mr. Krzywicki, which options are exercisable within sixty
     (60) days of March 31, 2000.

(12) Includes 5,920,681 equivalent ADSs issuable upon the exercise of options held by current directors and our executive officers as a group, which options are exercisable within sixty (60) days of March 31, 2000.

            ITEM. 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Approximately 9% of the issued share capital of CBT (Technology) Limited, one of our Irish subsidiaries, representing a special non-voting class, is owned by Stargazer Productions ("Stargazer"), an unlimited company which is wholly-owned by certain of our key employees. All of the voting securities of CBT (Technology) Limited are owned by us and, except for the securities owned by Stargazer, there are no other outstanding securities CBT (Technology) Limited. CBT (Technology) Limited has in the past and may in the future declare and pay dividends to Stargazer, and Stargazer may pay dividends to its shareholders out of such amounts. Except for the fact that Stargazer is wholly owned by certain of our key employees, we have no relationship with Stargazer.

   In August 1999, Gregory M. Priest, our President and Chief Executive Officer, received a loan in the amount of $450,000, which is repayable in four equal annual installments, commencing in August 2000. Interest accrues on the principal amount at a rate of 5.96%, to be paid annually. As of December 31, 1999, the balance outstanding under the loan, inclusive of accrued interest, was $460,000.

   In June 1999, we acquired Knowledge Well in a share for share exchange in which we issued 4,374,896 ordinary shares in exchange for all of the outstanding shares of Knowledge Well. We also assumed options to acquire Knowledge Well stock exercisable for an issuance of up to approximately 0.4 million ordinary shares. Prior to our acquisition of Knowledge well, a number of our directors and officers were shareholders and had a controlling interest in Knowledge
Well. On the acquisition of Knowledge Well the following ADSs were issued to our directors and officers:

Name                                  Number of ADSs Issued
William G. McCabe (1)                             3,083,986
Gregory M. Priest                                   349,594
William A. Beamish (2)                              314,304
John M. Grillos (3)                                  80,820
William B. Lewis (4)                                 84,127
Jeffrey N. Newton (5)                                84,127

_______________________________________________________________________________

(1) Includes 2,088,299 ADSs held in the name of Peregrine Company Managers Ltd., a Company controlled by a family trust established by Mr. McCabe. Mr. McCabe disclaims beneficial ownership of these shares held on behalf of Bentico Trading Ltd. within the meaning of Rule 13d-3 of the Exchange Act.

(2) The 314,304 ADSs held in the name of Peregrine Company Managers Ltd. on behalf of Mr. Beamish.

(3) Includes 35,920 ADSs held by Itech Partners L.P. in which Mr. Grillos is the sole General Partner. Mr. Grillos disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(4) The 84,127 ADSs are held in a trust. Under the rules of the Securities and Exchange Commission, Mr. Lewis may be deemed to be the beneficial owner of these shares. Mr. Lewis disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.


(5) The 84,127 ADSs are held in a trust. Under the rules of the Securities and Exchange Commission, Mr. Newton may be deemed to be the beneficial owner of these shares. Mr. Newton disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.






                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Company has duly caused this Form 10-K/A to the Registrant's Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of April, 2000.

                                  SMARTFORCE PUBLIC LIMITED COMPANY

                                  /s/   Gregory M. Priest
                                  -----------------------
                                  Gregory M. Priest
                                  President and Chief Executive Officer


                                  /s/   David C. Drummond
                                  -----------------------
                                  David C. Drummond
                                  Executive Vice President,
                                  Finance and Chief Financial Officer