Form 10-Q
period 2000-03-31
SMARTFORCE PUBLIC LTD CO
filed 2000-05-15
CIK 940181

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549

                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition period from ________ to ________

Commission File Number:                0-25674

                      SMARTFORCE PUBLIC LIMITED COMPANY
           (Exact name of registrant as specified in its charter)

           Republic of Ireland                         Not Applicable
      ------------------------------       ------------------------------------
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

                               Yes [X]  No [_]


The number of American Depositary Shares ("ADSs") (issued or issuable in exchange for Registrant's outstanding Ordinary Shares) outstanding as of March 31, 2000 was 50,568,165.

                      SMARTFORCE PUBLIC LIMITED COMPANY

                              Table of Contents

                                                                                                     Page
                                                                                                    Number
                                                                                                    ------
PART I.             FINANCIAL INFORMATION

Item 1.             Financial Statements

                    Condensed Consolidated Balance Sheets as of December 31, 1999 and as                  2
                    of March 31, 2000

                    Condensed Consolidated Statements of Operations for the three months                  3
                    ended March 31, 1999 and 2000

                    Condensed Consolidated Statements of Cash Flows for the three months                  4
                    ended March 31, 1999 and 2000

                    Notes to Condensed Consolidated Financial Statements                                  5

Item 2.             Management's Discussion and Analysis of Financial Condition and                       8
                    Results of Operations

Item 3.             Quantitative and Qualitative Disclosures About Market Risk                           23

PART II.            OTHER INFORMATION

Item 1.             Legal Proceedings                                                                    24

Item 2.             Changes in Securities                                                                24

Item 4.             Submission of Matters to a vote of the Security Holder                               25

Item 6.             Exhibits and Reports on Form 8-K                                                     26

                    Signature                                                                            27


PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

                       SMARTFORCE PUBLIC LIMITED COMPANY

                     Condensed Consolidated Balance Sheets

                            (dollars in thousands)

                                                                                         December 31,          March 31,
                                                                                           1999                  2000
                                                                                          --------             --------

Assets
 Current Assets
Cash                                                                                      $ 69,260             $ 65,470
Short-term investments                                                                      38,913               40,558
Accounts receivable, net                                                                    62,035               46,395
Inventories                                                                                    188                  427
Deferred tax assets                                                                            192                1,177
Prepaid expenses                                                                             9,935               13,129
                                                                                          --------             --------
  Total current assets                                                                     180,523              167,156
Intangible assets                                                                           59,155               64,480
Property and equipment, net                                                                 26,111               27,178
Investment                                                                                     850                  900
Deferred tax assets                                                                             --                  119
Other assets                                                                                23,078               25,365
                                                                                          --------             --------
   Total assets                                                                           $289,717             $285,198
                                                                                          ========             ========

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable                                                                             5,368                6,170
Accrued payroll and related expenses                                                         6,680                6,134
Other accrued liabilities                                                                   28,213               21,824
Deferred revenues                                                                            6,141                9,090
                                                                                            ------               ------
 Total current liabilities                                                                  46,402               43,218

Non-Current Liabilities
Minority equity interest                                                                       383                  383
Other liabilities                                                                              209                1,715
                                                                                               ---                -----
 Total non-current liabilities                                                                 592                2,098

Shareholders' Equity

Ordinary Shares, IR9.375p par value: 120,000,000 shares authorized at                        7,432                 8,089
 December 31, 1999 and March 31, 2000; issued and outstanding: 50,035,087 and 50,009,318 shares at December 31, 1999 and 50,593,934 and 50,568,165 at March 31, 2000,respectively
Additional paid-in capital                                                                 200,547               208,789
Accumulated profit                                                                          34,919                23,180
Capital redemption reserve                                                                     231                   231
Other comprehensive income                                                                    (404)                 (405)
Treasury stock                                                                                  (2)                   (2)
                                                                                          --------              --------
 Total shareholders' equity                                                                242,723               239,882
                                                                                          --------              --------
  Total liabilities and shareholders' equity                                              $289,717              $285,198
                                                                                          ========              ========

            See notes to condensed consolidated financial statements

Note: The balance sheet does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                       SMARTFORCE PUBLIC LIMITED COMPANY
                Condensed Consolidated Statements of Operations
                (dollars in thousands, except per share amounts)

                                                                               Three months
                                                                               ended March 31,
                                                                        1999                   2000
                                                                       -------               --------
Revenues                                                               $40,197               $ 28,534
Cost of revenues                                                         6,330                  4,667
                                                                       -------               --------
Gross profit                                                            33,867                 23,867
Operating expenses:
  Research and development                                               7,387                  8,500
  Sales and marketing                                                   20,973                 23,193
  General and administrative                                             4,478                  4,464
  Amortization of acquired intangibles                                      -                   1,717
                                                                       -------               --------
    Total operating expenses                                            32,838                 37,874
                                                                       -------               --------
Income/(loss) from operations                                            1,029                (14,007)
Other income, net                                                          533                  1,154
                                                                       -------               --------
Income/(loss) before provision for income taxes                          1,562                (12,853)
Provision for income taxes                                                (234)                 1,114
                                                                       -------               --------
Net income/(loss)                                                      $ 1,328               $(11,739)
                                                                       =======               ========
Net income/(loss) per share - Basic                                      $0.03                 $(0.23)
                                                                       =======               ========
Shares used in computing net income/(loss) per share -                  44,476                 50,353
 Basic                                                                 =======               ========
Net income/(loss) per share - Diluted                                    $0.03                 $(0.23)
                                                                       =======               ========
Shares used in computing net income/(loss) per share -                  47,484                 50,353
 Diluted                                                               =======               ========

            See notes to condensed consolidated financial statements

Note: The statement of operations does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                       SMARTFORCE PUBLIC LIMITED COMPANY
                Condensed Consolidated Statements of Cash Flows
                            (dollars in thousands)

                                                                                        Three months ended
                                                                                             March 31,
                                                                                       1999                2000
                                                                                     --------            --------
 Decrease in Cash and Cash Equivalents
Cash Flows from Operating Activities
Net income/(loss)                                                                    $  1,328            $(11,739)
Adjustments to reconcile net income to net cash used
by operating activities:
 Depreciation and amortization                                                          1,909               4,681
 Accrued interest on short-term investments                                               201                (575)
 Changes in operating assets and liabilities:
  Accounts receivable                                                                   1,655              15,251
  Inventories                                                                              71                (249)
  Deferred tax assets                                                                     113              (1,101)
  Prepaid expenses and other assets                                                    (4,667)             (5,595)
  Accounts payable                                                                       (580)                846
  Accrued payroll and related expenses and other accrued liabilities                   (4,472)             (7,145)
  Deferred revenues                                                                      (394)              2,941
                                                                                     --------            --------
          Net cash used by operating activities                                        (4,836)             (2,685)
                                                                                     --------            --------
Cash Flows from Investing Activities
Purchases of property and equipment                                                    (1,466)             (3,828)
Payment to acquire assets of Advanced Education Systems                                     -                (271)
Proceeds from sale of short-term investments                                           29,084              43,000
Payment to acquire investments                                                              -                 (50)
Payments to acquire short-term investments                                            (31,449)            (44,071)
                                                                                     --------            --------
  Net cash used in investing activities                                                (3,831)             (5,220)
                                                                                     --------            --------
Cash Flows from Financing Activities
Proceeds from issuance of ordinary shares, net                                            825               3,748
                                                                                     --------            --------
  Net cash provided by financing activities                                               825               3,748
                                                                                     --------            --------
Effect of exchange rate changes on cash and cash equivalents                             (203)                367
                                                                                     --------            --------
Net decrease in cash and cash equivalents                                              (8,045)             (3,790)
Cash and cash equivalents at beginning of period                                       65,648              69,260
                                                                                     --------            --------
Cash and cash equivalents at end of period                                           $ 57,603            $ 65,470
                                                                                     ========            ========

            See notes to condensed consolidated financial statements

Note: The statements of cash flow does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                       SMARTFORCE PUBLIC LIMITED COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

  These interim unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. However, we believe that the disclosures are adequate to ensure that the information presented is not misleading. The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report to Shareholders as amended on Form 10-K/A for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of operations for the periods presented are not necessarily indicative of the results expected for the full financial year or for any future period.

NOTE 2.    COMPUTATION OF NET INCOME PER SHARE

   Basic net income per share is calculated using the weighted average number of our ordinary shares outstanding during the period including the issuance of ordinary shares as a result of pooling of interests, at the beginning of the earliest period presented or subsequent date of incorporation of the pooled entity as applicable. Diluted net income per share is similarly calculated using the combined weighted average number of ordinary and dilutive potential ordinary shares, (as determined using the treasury stock method), such as shares issuable pursuant to the exercise of options outstanding including the issuance of ordinary and dilutive potential ordinary shares as a result of pooling of interests.

     The following table sets forth the computation of basic and diluted net income/(loss) per share:

                                                       Three Months Ended
                                                            March 31,
                                                        1999        2000
--------------------------------------------------------------------------
   (dollars in thousands, except per share amounts)
Numerator:
 Numerator for basic and diluted
  net income/(loss) per share - income/(loss)
  available to common shareholders                     $ 1,328   $(11,739)
                                                       =======   ========
Denominator:
 Denominator for basic net income/(loss)
  per share - weighted average shares                   44,476     50,353
 Effect of dilutive securities:
 Employee stock options                                  3,008          -
                                                       -------   --------
 Denominator for diluted net income
 per share - adjusted weighted average
  shares and assumed conversion                         47,484     50,353
                                                       =======   ========
Basic net income/(loss) per share                      $  0.03   $  (0.23)
                                                       =======   ========
Diluted net income/(loss) per share                    $  0.03   $  (0.23)
                                                       =======   ========

NOTE 3.  COMPREHENSIVE INCOME

   Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," establishes rules for the reporting and display of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income.

   The following table sets forth the calculation of comprehensive income on an interim basis:

                                                                                            Three months ended
                                                                                                 March 31,
                                                                                          1999                2000
                                                                                         ------             --------
(dollars in thousands)
Net Income/(loss)                                                                        $1,328             $(11,739)
Foreign Currency Translation gain /(loss)                                                  (513)                  (1)
                                                                                         ------             --------
Total Comprehensive Income/(loss)                                                        $  815             $(11,740)
                                                                                         ======             ========

NOTE 4.  SEGMENT GEOGRAPHIC AND CUSTOMER INFORMATION

  The Company presents financial information for its three reportable operating segments: Americas, Europe Middle East Asia ("EMEA") and Ireland. The Americas and EMEA segments are sales operations and Ireland is the Company's Research and Development operation.

  The Company and its subsidiaries operate in one industry segment, the development and marketing of e-learning solutions. Operations outside of Ireland consist principally of sales and marketing.

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

  A summary of the segment financial information reported to the CODM is as follows:




                                                                      Quarter Ended March 31, 2000
                                              -----------------------------------------------------------------------------
                                                                                                              Consolidated
                                                 Americas            EMEA          Ireland       All Other        Total
                                              ---------------  ----------------  ------------  -------------  -------------
                                                                         (dollars in thousands)
Revenues--External                                  $ 22,764           $ 4,399        $    82       $ 1,289       $ 28,534
Inter segment Revenues                                    --                --         13,624            --         13,624
Depreciation and Amortization                          2,011               108            829         1,733          4,681
Segment Operating Income/(Loss)                      (12,305)           (1,690)         2,849        (2,861)       (14,007)


                                                                      Quarter Ended March 31, 1999
                                              -----------------------------------------------------------------------------
                                                                                                              Consolidated
                                                 Americas           EMEA           Ireland      All Other        Total
                                              --------------   ---------------   ------------  ------------   ------------
                                                                         (dollars in thousands)
Revenues--External                                  $ 32,077           $ 5,809        $   526       $ 1,785       $ 40,197
Inter segment Revenues                                    --                --         19,730            --         19,730
Depreciation and Amortization                          1,064                48            757            40          1,909
Segment Operating Income/(Loss)                       (7,634)             (418)         9,812          (731)         1,029

  Revenues from external customers, based on the location of the customer, are categorized by geographical areas as follows:

                                                                                 Quarter Ended March 31,
                                                                                ------------------------
                                                                                   1999         2000
                                                                                ----------    ----------
                                                                                (dollars in thousands)
     Revenues
        Ireland                                                                    $   600      $ 1,061
        United States                                                               28,566       18,285
        United Kingdom                                                               4,689        4,909
        Other countries                                                              6,342        4,279
                                                                                   -------      -------
        Total                                                                      $40,197      $28,534
                                                                                   =======      =======

  Long-Lived assets are those assets that can be directly associated with a particular geographic area. These assets are categorized by geographical areas as follows:

                                                                                                 March 31,
                                                                                            ---------------------
                                                                                             1999         2000
                                                                                           ---------   ----------
                                                                                          (dollars in thousands)
Long-Lived Assets
 Ireland                                                                                     $ 7,505     $ 13,743
 United States                                                                                28,526       38,661
 Other countries                                                                                3612       65,519
                                                                                             -------     --------
Total                                                                                        $39,643     $117,923
                                                                                             =======     ========

  The Company regards its e-learning solutions, as homogenous products and services.

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

  The migration of new and existing customers to our e-Learning solutions has resulted in the three months ended March 31, 2000 and will continue to result in the deferral of a significant portion of our revenues from year 2000 into future periods, and, accordingly, a decrease in reported revenues in year 2000 compared to year 1999 as well as a decrease in reported revenues for each quarter during year 2000 as compared to that which would be expected under the software license model./1/ As a result, year over year comparisons between our operating results for each reporting period in 2000 and each reporting period in 1999, including comparisons of revenues and operating expenses as a percentage of revenues, will not necessarily be meaningful measures of our financial performance during 2000.

  In addition, we have made and intend to continue to make significant investments in our e-Learning infrastructure and in building the SmartForce brand. In particular, we anticipate that we will significantly increase our research and development expenses and capital expenditures to build out our e-Learning infrastructure and expect to increase marketing expenses significantly to build the SmartForce brand. As a result of the deferral of revenue under e-Learning agreements and these incremental expenses, we have recorded a net loss for the three months ended March 31, 2000 and expect to record a net loss for each remaining quarter during the year 2000. These losses could continue beyond year 2000. /1/

  Our e-Learning agreements may have other accounting and operating model consequences that are materially different from our software licensing structure. For example, in the second quarter of 1999, we entered into an agreement with a major customer to provide an outsourced virtual university for technical education. Under the contract, the customer has licensed educational software from us, and has also contracted for professional services, management fees, on-line mentoring services and certain other items. In addition, the agreement provides for the reselling by us of third parties' instructor-led training to the customer. Revenues from the non-software licenses component of this agreement, which represent a substantial majority of the firmly contracted amount with the customer and all of the potential incremental revenues over the firmly contracted amount, will generally be recognized ratably as services are performed, which will have the effect of deferring revenue.

  Moreover, the gross margins associated with the non-software license components (and in particular the resale of third-party instructor-led training) are expected to be substantially lower than the gross margins typically associated with our software license agreements./1/

  We may not be successful in our efforts to migrate our customers to our e-Learning solutions and the economic terms of any arrangements that might be expected may not be as favorable as the traditional licensing agreements. We believe that a lack of success in this regard could have a material negative effect on us.

  In recent years, we have entered into several development and marketing alliances with key vendors of technology software under which we develop titles for training on specific products. Under certain of our development and marketing alliances, our partners have agreed to fund certain product development costs. We recognize such funding as revenues on a percentage of completion, basis, and the costs associated with such revenues are reflected as cost of revenues. These agreements have the effect of shifting expenses associated with developing certain new products from research and development to cost of revenues. We expect that cost of revenues may fluctuate from period to period in the future, based upon many factors. We do not expect funding from development partners to contribute significantly to revenues in future years.

------------
/1/ This paragraph consists of forward-looking statements reflecting our current expectations. In addition, our actual future performance may not meet our current expectations. You are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results" commencing on page 16 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

Recent Developments

     Acquisitions

  In March 2000, we acquired the assets of Advanced Educational Systems ("AES"), providers of secure e-Testing solutions and services to organizations to support their internal certification and compliance initiatives. E-Testing solutions can also be used to support certification of customers, vendors, resellers and other business partners. The suite of Web-based testing products we acquired from AES allows organizations to create and publish customized tests covering mission-critical business knowledge to administer these tests over the internet, to track and process test results, and to generate management reports. These testing solutions help organizations maximize their investments in workforce training and knowledge deployment across the extended enterprise. We have issued 103,129 ADSs to AES as consideration for those assets. The transaction will be accounted for under the purchase method of accounting in accordance with generally accepted accounting principles.

In April 2000, we acquired Learning Productions LLC, a developer of advanced, web-based role play business simulations. Learning Productions simulations put the learner in the midst of "virtual" sales calls, business meetings, and customer service scenarios as they unfold, helping users gain experience in a variety of complex business world situations. Learning Productions is developing a series of standardized role play simulations covering sales, customer service and customer support topics, which can be configured to meet customers specific business situations. We issued 224,916 ADSs , and paid $4.8 million in cash, as consideration for the acquisition of the outstanding securities of Learning Productions. We intend to account for the acquisition of Learning Productions under the purchase method of accounting in accordance with generally accepted accounting principles.

The successful integration of AES and Learning Productions will require substantial effort from each company. The diversion of the attention of management and any difficulties encountered in the transition process could have an adverse impact on our ability to realize the full benefits of the acquisitions. The successful combination of the companies will also require coordination of their research and development and sales and marketing efforts. In addition, the process of combining the organizations could cause the interruption of, or loss of momentum in, AES's and Learning Productions' activities. We may not be able to retain AES's or Learning Productions' technical, sales and marketing personnel or realize any of the anticipated benefits of the acquisitions.

  The combination of the operations of AES and Learning Productions with our operations will result in an increase in our research and development, general and administrative and other expenses. In addition, the amortization of goodwill and any intangible assets acquired as part of AES and Learning Productions, will negatively impact the results of operations in future periods. Unanticipated contingencies that would substantially increase the costs of combining the operations of AES and Learning Productions with us may occur. /2/

------------
/2/ This paragraph consists of forward-looking statements reflecting our current expectations. In addition, our actual future performance may not meet our current expectations. You are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results" commencing on page 16 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

Results of Operations

    The following table sets forth certain consolidated statements of operations data as a percentage of revenues:

                                                       Three months
                                                      ended March 31,
                                                   1999             2000
                                                   ----           ------
Revenues                                            100%             100%
Cost of revenues                                   15.7             16.4
                                                   ----           ------
Gross Profit                                       84.3             83.6
Operating expenses:
  Research and development                         18.4             29.8
  Sales and marketing                              52.2             81.3
  General and administrative                       11.1             15.6
  Amortization of acquired intangibles                -              6.0
                                                   ----           ------
    Total operating expenses                       81.7            132.7
                                                   ----           ------
Income/(loss) from operations                       2.6            (49.1)
Other income, net                                   1.3              4.1
                                                   ----           ------
Income/(loss) before provision for income           3.9            (45.0)
 taxes
Provision for income taxes                         (0.6)            3.90
                                                   ----           ------
Net income/(loss)                                   3.3%          (41.1)%
                                                   ====           ======

Revenues and Backlog

     Revenues decreased to $28.5 million in the three months ended March 31, 2000 from $40.2 million in the three months ended March 31, 1999. The decrease in revenues was attributable to the rapid customer adoption in the first quarter of 2000 of our e-Learning solutions, for which revenue is recognized ratably over the term of the customer agreement and deferred into future periods. Revenues for the first quarter of 1999 were generated from licenses of software under our historical model, under which revenue is generally recognized annually in advance. Because of our introduction of SmartForce e-Learning, the year over year revenue comparison between the 1999 and 2000 periods is not indicative of the growth of our business during the first quarter of 2000.

     Our backlog increased to $222 million at March 31, 2000 from $190 million at December 31, 1999. Backlog represents the total amount of fully committed contract value that has not been recognized as revenue. The sequential increase in backlog was attributable to the rapid customer adoption of SmartForce e-Learning.

     Revenues in the United States for the three months ended March 31, 2000 were $18.3 million (or 64% of revenues) compared to $28.6 million (or 71% of revenues) for the three months ended March 31, 1999.

     Revenues in the United Kingdom for the three months ended March 31, 2000 were $4.9 million (or 17% of revenues), compared to $4.7 million (or 12% of revenues) for the three months ended March 31, 1999. Revenues in Ireland for the three months ended March 31, 2000 were $1 million (or 4% of revenues) compared to $0.6 million (or 1% of revenues) for the three months ended March 31, 1999.

      In addition, revenues from outside the United States, United Kingdom and Ireland (principally from Australia, Europe (other than the United Kingdom and Ireland), Canada, South Africa and the Middle East) for the three months ended March 31, 2000 were $4.3 million (or 15% of revenues), compared to $6.3 million (or 16% of revenues) for the three months ended March 31, 1999.

Because a significant portion of our business is conducted outside the United States, we are subject to a number of risks associated with doing business in other countries, including risks related to currency fluctuations.

Cost of Revenues

     Cost of revenues includes the cost of materials (such as compact discs, packaging and documentation), royalties to third parties, the portion of development costs associated with funded development projects and fulfillment costs.

     Gross margins decreased to 83.6% in the three months ended March 31, 2000 from 84.3% in the three months ended March 31, 1999. Gross margins were negatively impacted by the decrease in revenue in the three months ended March 31, 2000 as a certain portion of our cost of revenues are fixed. We expect that cost of revenues may fluctuate from period to period in the future based upon many factors, including the rate of migration of our customers to our e-Learning solutions, the mix of titles licensed (between titles developed exclusively by us and royalty-bearing titles developed pursuant to development and marketing alliances) and the timing of expenses associated with development and marketing alliances.

Operating Expenses

     Our operating expenses increased in the three months ended March 31, 2000 as compared to the three months ended March 31, 1999, primarily as a result of the growth in our business and our ongoing investments in our e-learning solutions. In addition, as discussed above, the rapid adoption of our e-learning solutions in the first quarter of 2000 resulted in the deferral of revenues into future periods and, consequently, a significant increase in operating expenses as a percentage of revenues. Accordingly, year over year comparisons of operating expenses between the 1999 and 2000 periods are not necessarily meaningful measures of our financial performance during the first quarter of 2000.

Research and Development Expenses

     Research and development expenses consist primarily of salaries and benefits, related overhead costs, travel expenses and fees paid to outside consultants.

     Research and development expenses increased in the three months ended March 31, 2000 to $8.5 million from $7.4 million in the three months ended March 31, 1999. The increase in research and development is primarily the result of hiring additional research and development personnel, and the expansion of our Dublin development center, both of which were required to expand and enhance our library of SmartCourses, to develop our e-Learning offerings and to develop the e-Learning infrastructure. We delivered 80 new IT titles during the three months ended March 31, 2000, which brought our library of IT titles to 1,221.

     We believe that significant investment in research and development is required to build-out our e-Learning infrastructure and to remain competitive in the information technology and business skills education and training market. We therefore expect research and development expenses to increase in future periods. /3/

------------
/3/ This paragraph consists of forward-looking statements reflecting our current expectations. In addition, our actual future performance may not meet our current expectations. You are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results" commencing on page 16 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

     Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, under which we are required to capitalize software development costs after technological feasibility has been established. To date, development costs after establishment of technological feasibility have been immaterial, and all software development costs have been expensed as incurred.

Sales and Marketing Expenses

     Sales and marketing expenses consist primarily of salaries and commissions, advertising and promotional expenses and related overhead costs.

     These expenses increased in the three months ended March 31, 2000 to $23.2 million from $21.0 million for the three months ended March 31, 1999. The increase was primarily attributable to increased marketing expenses associated with our e-learning solutions, as well as costs associated with an increase in the number of sales personnel in the United States and, to a lesser extent, outside the United States. We expect to continue to increase sales and marketing expenses in the future to build the SmartForce brand and to support an increase in our sales force and expansion of our marketing efforts. /4/

General and Administrative Expenses

     General and administrative expenses consist primarily of salaries and benefits, travel expenses, legal, accounting and consulting fees and related overhead costs for administrative officers and support personnel.

     General and administrative expenses remained constant at $4.5 million percentage of revenues for the three months ended March 31, 2000 compared to $4.5 million for the three months ended March 31, 1999. We anticipate that general and administrative expenses will increase in absolute dollars in future periods due to increases in staffing and infrastructure to support our e-Learning infrastructure and acquisitions. /4/


Amortization of acquired intangibles

     Amortization of acquired intangibles for the three months ended March 31, 2000, was $1.7 million as compared to $nil for the three months ended March 31, 1999. The acquired intangibles, being amortized in the three months ended March 31, 2000, are identifiable intangible assets of $35.5 million and goodwill of $23.7 million, which were recorded on the acquisition of Knowledge Well in June 1999. We expect that the amortization of acquired intangibles will increase in future periods as a result of the acquisitions of AES and Learning Productions.

----------
/4/ This paragraph consists of forward-looking statements reflecting our current expectations. In addition, our actual future performance may not meet our current expectations. You are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results" commencing on page 16 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

Other Income, Net

     Other income, net, comprises interest income, interest expense and foreign currency exchange gains and losses.

     We recognized other income, net, of $1.1 million for the three months ended March 31, 2000, as compared to other income, net, of $0.5 million for the three months ended March 31, 1999. Other income for both periods was primarily interest on short-term investments. Included in other income, net, was net exchange losses of $0.2 million for the three months ended March 31, 2000, compared to net exchange losses of $0.5 million for the three months ended March 31, 1999. The net exchange losses incurred were primarily attributable to the weakening of the Euro and related currencies, in particular the Irish pound, against the U.S. Dollar. The increase in other income for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 is primarily attributable to greater interest income from higher cash and short term investment balances as well as higher interest rates and reduced foreign exchange losses.

     Our consolidated financial statements are prepared in dollars, although several of our subsidiaries have functional currencies other than the dollar, and a significant portion of our revenues, costs and assets and those of our subsidiaries are denominated in currencies other than their respective functional currencies. We have significant subsidiaries in the United Kingdom, Australia, the Netherlands and Canada whose functional currencies are their local currencies and the majority of whose sales and operating expenses other than cost of goods sold are denominated in their respective local currencies. In addition, our Irish subsidiaries, whose functional currency is the U.S. dollar, incur substantial operating expenses denominated in Irish pounds. Fluctuations in exchange rates may have a material adverse effect on our results of operations, particularly our operating margins, and could result in exchange losses, as it has done in the three months ended March 31, 2000. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted.

     Our subsidiaries in the United Kingdom, Canada, the Netherlands, and Australia, whose functional currencies are their local currencies, had unhedged liabilities denominated in U.S. dollars payable to SmartForce Ireland at March 31, 2000 of $9.3 million, $6.2 million, $5.5 million and $3.5 million, respectively.

     During the three months ended March 31, 2000 we entered into forward currency exchange contracts to hedge identified expenses denominated in Irish pounds. We have not sought to hedge the risks associated with fluctuations in the exchange rates of other currencies against the U.S Dollar, but may undertake such transactions in the future. Any hedging techniques implemented by us may not be successful in eliminating or reducing the effects of currency fluctuations. Fluctuations in exchange rates may have a material adverse effect on our results of operations, particularly our operating margins, and could result in exchange losses. The impact of future exchange rate fluctuations on the results of operations cannot be accurately predicted./5/

     Other income, net may fluctuate in future periods as a result of movements in cash, cash equivalents and short-term investment balances, interest rates, foreign currency exchange rates and asset disposals.

-------------
/5/ This paragraph consists of forward-looking statements reflecting our current expectations. In addition, our actual future performance may not meet our current expectations. You are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results" commencing on page 16 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

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

  Our effective tax rate, before amortization of acquired intangibles, was 15.0%, and 10.0% for the three months ended March 31, 1999 and March 31, 2000, respectively. The tax benefit of 10%, before amortization of acquired intangibles, which we recorded in the three months ended March 31, 2000, is as a result of the anticipated loss for 2000, which will be recognized for tax purposes by one of our Irish subsidiaries. This Irish subsidiary is taxed at 10%.

Liquidity and Capital Resources

     Cash and short-term investments at March 31, 2000 were $106 million compared to $108 million at December 31, 1999. Working capital was $123.9 million as of March 31, 2000 compared to $134.1 million as of December 31, 1999. The decrease in cash, short term investments and working capital is due principally to operating cash outflows and investments in property and equipment to support the building of our e-Learning infrastructure and expanded operations.

Cash flows from operating activities. Net cash used by operating activities was $2.7 million for the three months ended March 31, 2000 compared to net cash used by operating activities of $4.8 million for the three months ended March 31, 1999. During the three months ended March 31, 2000, cash outflows from operations decreased from that for the three months ended March 31, 1999, despite a net loss for the period of $11.7 million, primarily as a result of the reduction in accounts receivable from December 31, 1999 to March 31, 2000. The reduction in the accounts receivable balance is a function of the revenue for the preceding quarter and the timing of payments in respect of receivables.

Cash flows from investing activities. Net cash used by investing activities was $5.2 million in the three months ended March 31, 2000 compared to net cash used by investing activities of $3.8 million for the three months ended March 31, 1999. The increase in cash outflow from investing was primarily due to increased capital expenditure required to continue to build our e-Learning infrastructure and to support our expanding operations. We expect to make significant investments to our information systems and other capital expenditures projects over the next two years primarily as a result of building the infrastructure for our e-Learning solutions.

Cash flows from financing activities. Net cash provided by financing activities increased to $3.7 million for the three months ended March 31, 2000 from $0.8 million for the three months ended March 31, 1999. The increase is attributable to increased employee stock option exercises during the three months ended March 31, 2000 as compared with the three months ended March 31, 1999.

     We believe our existing cash, cash equivalents and short-term investments and cash to be generated from operations will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next twelve months. /6/ We may from time to time consider the acquisition of complementary businesses, products or technologies, which may require additional financing or pursue other strategic capital raising.

Additional Risk Factors that Could Affect Operating Results

Important Note About Forward Looking Statements

   In addition to historical statements, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates" and similar expressions identify such forward looking statements. These forward looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Actual results may vary because of factors such as product ship schedules, life cycles, terms and conditions, product mix, competitive products and pricing, customer demand, technological shifts, litigation and other issues discussed elsewhere in this Quarterly Report and in our most recent annual report, as amended on Form 10-K/A, for the fiscal year ended December 31, 1999. These forward-looking statements reflect management's opinions only as of the date hereof, and we assume no obligation unless required by law to revise or publicly release the results of any revision to these forward-looking statements. Risks and uncertainties include, but are not limited to, those discussed in the section entitled "Additional Risk Factors That Could Affect Operating Results." Other risks and uncertainties are disclosed in the our SEC filings, including our Annual Report, as amended on Form 10-K/A, for the year ended December 31, 1999. Historical results are not necessarily indicative of trends in operating results for any future period.

  In addition to the other factors identified in this Quarterly Report on Form 10-Q, the following risk factors could materially and adversely affect our future operating results, and could cause actual events to differ materially from those predicted in our forward looking statements relating to our business.

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

-------------
/6/ This statement is a forward-looking statement and actual results may differ materially depending on a variety of factors, including variable operating results or presently unexpected uses of cash such as mergers and acquisitions.

  Our operating results have historically fluctuated, and may in the future continue to fluctuate, as a result of factors which include:

*  the size and timing of new and renewal agreements
*  the rate at which we migrate our customers to our e-Learning solutions
* the number and size of outsourced virtual university agreements or other agreements providing for professional services or the resale of instructor-led training
* the mix of sales between courseware we develop and courseware developed through development and marketing alliances
*  royalty rates
* the announcement, introduction and acceptance of new products, product enhancements and technologies by us and our competitors
* the mix of sales between our field sales force, our other direct sales channels and our telesales sales channels
*  competitive conditions in the industry
*  the loss of significant customers
*  delays in availability of existing or new products
*  the spending patterns of our customers
*  litigation costs and expenses
*  currency fluctuations
*  the length of sales cycles

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

  The market for business education training solutions is highly fragmented and competitive, and we expect this competition to increase. We expect that because of the lack of significant barriers to entry into this market, new competitors may enter the market in the future. In addition to increased competition from new companies entering into the market, established companies are entering into the market through acquisitions of smaller companies which directly compete with us, and we expect this trend to continue. We expect the market to become increasingly competitive due to the lack of significant barriers to entry. We may also face competition from publishing companies and vendors of application software, including those vendors with whom we have formed development and marketing alliances

  Our primary source of direct competition comes from third-party suppliers of instructor-led information technology, business, management and professional skills education and training as well as suppliers of computer-based training and e-Learning solutions. We also face indirect competition from internal training departments of our potential customers. We also compete to a lesser extent with consultants, value-added resellers and network integrators. Certain of these value-added resellers also market products competitive with ours. We expect that as organizations increase their dependence on outside suppliers of training, we will face increasing competition from these other suppliers as education and training managers more frequently compare training products provided by outside suppliers.

  Growing competition may result in reduced revenue and gross margins and loss of market share, any one of which have a material adverse effect on our business. Many of our current and potential competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name price competition, and we expect that we will face increasing price pressures from competitors as managers demand more value for their training budgets. Accordingly, we may be unable to provide products that compare favorably with new instructor-led techniques or other interactive training software or competitive pressures may require us to reduce our prices significantly.

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

We may be unable to protect our proprietary rights. Unauthorized use of our technology may result in development of products or services which compete with ours.

  Our success depends on our ability to protect our rights in our intellectual property and trade secrets. We rely upon a combination of copyright, trademark and trade secret laws and customer license agreements, and other methods to protect our proprietary rights. We also enter into confidentiality agreements with our employees, consultants and third parties to seek to limit and protect the distribution of our proprietary information regarding this technology. However, we have not signed protective agreements in every case. Unauthorized parties may copy aspects of our products and services and obtain and use information that we regard as proprietary. Other parties may breach confidentiality agreements and other protective contracts we have executed. We may not become aware of, or have adequate remedies in the event of, a breach. Litigation may be necessary in the future to enforce our intellectual property rights, to protect trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of management and technical resources.

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

  We expect that international operations will continue to account for a significant portion of our revenues, and intend to continue to expand our operations outside of the United States. Operations outside of the United States are subject to inherent risks, including difficulties or delays in developing and supporting non-English language versions of our products and services, political and economic conditions in various jurisdictions, in staffing and managing foreign subsidiary operations, longer accounts receivable payment cycles and potential adverse tax consequences. Any of these factors could have a material adverse effect on our future operations outside of the United States, which could negatively impact our future operating results.

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

  Our initial public offering of the ADSs was completed in April 1995, and there can be no assurance that a viable public market for the ADSs will be sustained. The market price of the ADSs has fluctuated significantly since our initial public offering. We believe that factors such as announcements of developments related to ourselves or our competitors' business, announcements of new products or enhancements by ourselves or our competitors, sales of the ADSs into the public market, developments in our relationships with our customers, partners and distributors, shortfalls or changes in revenues, gross margins, earnings or losses or other financial results from public market expectations, regulatory developments, fluctuations in results of operations and general conditions in our market or the markets served by our customers or the economy could cause the price of the ADSs to fluctuate, perhaps substantially.

  In addition, in recent years the stock market in general, and the market for shares of technology stocks in particular, has experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. The market price of the ADSs may continue to experience significant fluctuations in the future, including fluctuations that are unrelated to our performance.

Year 2000 Readiness

  The Year 2000 issue existed because many computer systems and applications use two-digit rather than four-digit date fields to designate a year. As of May 10, 2000 we have not experienced any year 2000 issues with our products or services, or the internal network and supporting infrastructure of our manufacturers, suppliers or strategic partners. We plan to continue to monitor our computer systems and products throughout the year to assess whether any problems develop. If we become aware of year 2000 issues in the future, we may incur costs to resolve them which could adversely affect our business and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

  The table below presents the principal amount and related weighed average interest rates for our investment portfolio. Our short term investments are all in fixed rate instruments. The principal amounts approximate fair value at March 31, 2000.

  Table of Investment Securities:

                                                                                                         Average
                                                                                        Principal       Interest
                                                                                          Amount          Rate
March 31, 2000                                                                        --------------  -------------
(Dollars in thousands)
   Cash and cash equivalents                                                                $ 65,470           5.5%
   Short term investments                                                                     40,558           5.7%
                                                                                            --------
   Total cash and investment securities                                                     $106,028
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

     During the three months ended March 31, 2000 we entered into forward currency exchange contracts to hedge identified expenses denominated in Irish pounds. We have not sought to hedge the risks associated with fluctuations in the exchange rates of other currencies against the U.S Dollar, but may undertake such transactions in the future. Any hedging techniques implemented by us may not be successful in eliminating or reducing the effects of currency fluctuations. Fluctuations in exchange rates may have a material adverse effect on our results of operations, particularly our operating margins, and could result in exchange losses. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted.

     Our outstanding foreign currency forward exchange contracts at March 31, 2000, are presented in the table below. The weighted average exchange rate quoted represents the functional currency to the U.S. dollar.


Functional                                        Expected Maturity          Weighted Average
Currency                        Amount              Quarter Ended             Exchange Rate
----------                      ------          --------------------    ------------------------
Irish pounds                    $4,000,000      June 30, 2000                       1.2321
Irish pounds                    $6,000,000      September 30, 2000                  1.2395
Irish pounds                    $6,000,000      December 31, 2000                   1.2150

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

ITEM 2.   CHANGES IN SECURITIES

On March 2, 2000 we issued an aggregate of 103,129 ADSs to AES as partial consideration for our acquisition of certain assets of AES. The ADSs were issued at a deemed issue price of $ 49.9375 per ADS. The issuance of the ADSs was, exempt from the registration requirements of the Securities Act of 1933, pursuant to Section 4.2 there of as the transaction did not involve a public offering.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS


Extraordinary General Meeting
-----------------------------

     We held an extraordinary general meeting of shareholders on January 26, 2000 (the "EGM"). Under the terms of the deposit agreement, Bank of New York is entitled to vote on behalf of the ADS holders. Three individual shareholders and a representative of Bank of New York were present for the vote. Voting was conducted by a show of hands in accordance with Irish law. There were no abstentions, broker non-votes or votes withheld with respect to any matter submitted to a vote of the security holders at the EGM.

  The following is a brief description of each matter submitted to a vote of the security holders (Ordinary Shareholders and the representative of the ADS holders) and a summary of the votes tabulated with respect to each such matter at the EGM, as well as a summary of the votes cast by the Bank of New York based on the American Depositary Receipts ("ADR") facility:

(1) The shareholders approved the changing of our name to SmartForce Public Limited Company, and the amendment to paragraph 1 of our memorandum of Association to give effect to same.

                            Votes "FOR"  Votes "AGAINST"  Votes "ABSTAIN"
                            -----------  ---------------  ---------------
   Ordinary Shareholders              3                0                0
   ADS holders               49,793,582           43,857           14,218

(2) The shareholders approved the granting of the unconditional authority to the directors to exercise all of the powers of the Company to allot relevant securities (within the meaning of Section 20 of the Companies (Amendment) Act, 1983(the "1983 Act")) up to an amount equal to but not exceeding our authorized but unissued share capital as at the date of passing of the resolution provided that such authority shall expire at the close of business January 25, 2005, unless previously renewed, varied or revoked in general meeting, except that we may before such expiry make an offer or agreement which would or might require relevant securities pursuant to any such offer or agreement as if the authority conferred had not expired.

                            Votes "FOR"  Votes "AGAINST"  Votes "ABSTAIN"
                            -----------  ---------------  ---------------
   Ordinary Shareholders              3                0                0
   ADS holders               49,102,949           64,550          684,158

(3)  The shareholders approved a resolution empowering our directors pursuant to
     Section 24 of the 1983 Act to allot equity securities (within the meaning of Section 23 of the 1983 Act) for cash pursuant to the authority conferred on our directors by the item (2) above as if subsections (1) of the said section 23 did not apply to any such allotment, provided that such power shall expire at the close of business on January 25, 2005 unless such power shall be renewed in accordance with and subject to the provision of Section 24 of the 1983 act, except that we may before such expiry make an offer or agreement which would or might require equity securities to be allotted after such expiry and our directors may allot equity securities pursuant to any such offer or agreement as if the power conferred by the resolution had not expired. Section 23 of the 1983 Act provides that in general, a Company may not allot any shares (or a right to subscribe for or to convert any securities into shares in a company) for cash unless it has first offered those shares ,on a pro rata basis, to the existing shareholders of the company.

                            Votes "FOR"  Votes "AGAINST"  Votes "ABSTAIN"
                            -----------  ---------------  ---------------
   Ordinary Shareholders              3                0                0
   ADS holders               49,066,984           68,570          716,103

(4) The shareholders approved, conditional on the passing of items (2) and (3) above, the proposal to delete Article 8(a) from the Articles of Association of the Company and to renumber the current Article 8(b) as Article 8 and to delete the words "Notwithstanding the provisions of Article 8(a) above" at the beginning of that Article.

                            Votes "FOR"  Votes "AGAINST"  Votes "ABSTAIN"
                            -----------  ---------------  ---------------
   Ordinary Shareholders              3                0                0
   ADS holders               49,076,480           43,748          731,429

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits
      --------
      27.1  Financial Data Schedule

(b)   Reports on Form 8-K
      -------------------
      We did not file any report on Form 8-K with the Securities and Exchange Commission in the three months ended March 31, 2000.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SmartForce PLC


Date: May 15, 2000                 By:  /s/ Gregory M. Priest
                                        ----------------------------
                                        Gregory M. Priest
                                        President and Chief Executive Officer



Date: May 15, 2000                 By:  /s/ David C. Drummond
                                        ---------------------
                                        David C. Drummond
                                        Executive Vice President of Finance and
                                        Chief Financial Officer