Form 10-Q
period 2000-06-30
SMARTFORCE PUBLIC LTD CO
filed 2000-08-09
CIK 940181

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20548

                                   FORM 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

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

                                Yes [X]  No [_]

The number of American Depositary Shares ("ADSs") (issued or issuable in exchange for Registrant's outstanding Ordinary Shares) outstanding as of June 30, 2000 was 51,117,153.

                       SMARTFORCE PUBLIC LIMITED COMPANY

                               Table of Contents

                                                                                                Page
                                                                                               Number
                                                                                               ------
PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Condensed Consolidated Balance Sheets as of December 31, 1999
                    and as of June 30, 2000                                                       3

                    Condensed Consolidated Statements of Operations for the three and
                    six months ended June 30, 1999 and 2000                                       4

                    Condensed Consolidated Statements of Cash Flows for the six months
                    ended June 30, 1999 and 2000                                                  5

                    Notes to Condensed Consolidated Financial Statements                          6

          Item 2.   Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                         9

          Item 3.   Quantitative and Qualitative Disclosures About Market Risk                   23

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                                                            24

          Item 2.   Changes in Securities                                                        24

          Item 4.   Submission of Matters to a vote of the Security Holders                      25

          Item 5.   Other Information                                                            26

          Item 6.   Exhibits and Reports on Form 8-K                                             26

                    Signature                                                                    27

PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

                       SMARTFORCE PUBLIC LIMITED COMPANY

                     Condensed Consolidated Balance Sheets
                            (dollars in thousands)

                                                                               December 31,    June 30,
                                                                                   1999          2000
                                                                                   ----          ----
Assets
  Current Assets
  Cash                                                                           $ 69,260      $ 56,171
  Short term investments                                                           38,913        41,204
  Accounts receivable, net                                                         62,035        53,785
  Inventories                                                                         188           299
  Deferred tax assets, net                                                            192         2,035
  Prepaid expenses                                                                  9,935        13,484
                                                                                 --------      --------
     Total current assets                                                         180,523       166,978
  Intangible assets                                                                59,155        78,376
  Property and equipment, net                                                      26,111        27,349
  Investment                                                                          850         2,824
  Deferred tax assets                                                                  --           119
  Other assets                                                                     23,078        26,624
                                                                                 --------      --------
     Total assets                                                                $289,717      $302,270
                                                                                 ========      ========
Liabilities and Shareholders' Equity
  Current Liabilities
  Accounts payable                                                                  5,368         6,488
  Accrued payroll and related expenses                                              6,680         4,879
  Other accrued liabilities                                                        28,213        19,432
  Deferred revenues                                                                 6,141        25,408
                                                                                 --------      --------
     Total current liabilities                                                     46,402        56,207
Non-Current Liabilities
Minority equity interest                                                              383           383
Other liabilities                                                                     209         1,447
                                                                                 --------      --------
     Total non current liabilities                                                    592         1,830

Shareholders' Equity

  Ordinary Shares, IR9.375p par value: 120,000,000 shares authorized at December 31, 1999 and June 30, 2000; issued and outstanding:
     50,035,087 and 50,009,318 shares at December 31, 1999 and
     51,142,922 and 51,117,153 at June 30, 2000,respectively                        7,432         8,542
  Additional paid-in capital                                                      200,547       223,011
  Accumulated profit                                                               34,919        13,297
  Capital redemption reserve                                                          231           231
  Other comprehensive income                                                         (404)         (846)
  Treasury stock                                                                       (2)           (2)
                                                                                 --------      --------
     Total shareholders' equity                                                   242,723       244,233
                                                                                 --------      --------
        Total liabilities and shareholders' equity                               $289,717      $302,270
                                                                                 ========      ========

           See notes to condensed consolidated financial statements

                       SMARTFORCE PUBLIC LIMITED COMPANY
                Condensed Consolidated Statements of Operations
               (dollars in thousands, except per share amounts)

                                                                 Three Months                   Six Months
                                                                 ------------                   ----------
                                                                Ended June 30,                Ended June 30,
                                                                --------------                --------------
                                                              1999          2000             1999         2000
                                                              ----          ----             ----         ----
Revenues                                                    $47,247       $ 36,393         $87,444      $ 64,927
Cost of revenues                                              7,528          5,921          13,858        10,588
                                                            -------       --------         -------      --------
Gross profit                                                 39,719         30,472          73,586        54,339

Operating expenses:
  Research and development                                    7,554         10,347          14,941        18,847
  Sales and marketing                                        21,642         24,813          42,615        48,006
  General and administrative                                  4,461          4,841           8,939         9,305
  Amortization of acquired intangibles                          157          2,240             157         3,957
  Acquired research and development                           5,900              -           5,900             -
                                                            -------       --------         -------      --------
    Total operating expenses                                 39,714         42,241          72,552        80,115
                                                            -------       --------         -------      --------

Income (loss) from operations                                     5        (11,769)          1,034       (25,776)
Other income, net                                               633          1,037           1,166         2,191
                                                            -------       --------         -------      --------
Income (loss) before provision for income taxes                 638        (10,732)          2,200       (23,585)
Provision (benefit) for income taxes                          1,004           (849)          1,238        (1,963)
                                                            -------       --------         -------      --------
Net income (loss)                                           $  (366)      $ (9,883)        $   962      $(21,622)
                                                            =======       ========         =======      ========

Net income (loss) per share - Basic                         $ (0.01)      $  (0.19)        $  0.02      $  (0.43)
                                                            =======       ========         =======      ========

Shares used in computing net income (loss) per share
 - Basic                                                     45,219         50,990          44,850        50,671
                                                            =======       ========         =======      ========

Net income (loss) per share - Diluted                       $ (0.01)      $  (0.19)        $  0.02      $  (0.43)
                                                            =======       ========         =======      ========

Shares used in computing net income (loss) per share
 - Diluted                                                   45,219         50,990          47,957        50,671
                                                            =======       ========         =======      ========


           See notes to condensed consolidated financial statements

                       SMARTFORCE PUBLIC LIMITED COMPANY
                Condensed Consolidated Statements of Cash Flows
                            (dollars in thousands)

Decrease in Cash and Cash Equivalents

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                   1999                2000
                                                                                   ----                ----
Cash Flows from Operating Activities
Net income (loss)                                                                $    962            $(21,622)
Adjustments to reconcile net income to net cash used
  by operating activities:
  Depreciation and amortization                                                     4,100              10,355
  Loss on disposal of assets                                                           --                  96
  Accrued interest on short term investments                                          (10)                405
  Non cash acquired R&D expense                                                     5,900                  --
  Changes in operating assets and liabilities:
    Accounts receivable                                                            (5,378)              7,748
    Inventories                                                                        69                (123)
    Deferred tax assets                                                               100              (1,980)
    Prepaid expenses and other assets                                              (5,008)             (7,164)
    Accounts payable                                                                 (600)              1,175
    Accrued payroll, related expenses and other accrued liabilities                (2,379)            (10,134)
    Deferred revenues                                                                (304)             19,231
                                                                                 --------            --------
Net cash used by operating activities                                              (2,548)             (2,013)
                                                                                 --------            --------
Cash Flows from Investing Activities
Purchases of property and equipment                                                (4,479)             (7,382)
Payments to acquire Knowledge Well, Learning Productions and
    net assets of Advanced Education Systems, net of cash acquired                 (1,739)             (6,893)
Payments to acquire short term investments                                        (44,323)            (95,036)
Proceeds from sale of short term investments                                       41,842              92,340
Payments to acquire investments                                                      (150)             (1,974)
                                                                                 --------            --------
    Net cash used in investing activities                                          (8,849)            (18,945)
                                                                                 --------            --------
Cash Flows from Financing Activities
Proceeds from issuance of ordinary shares, net                                      4,249               7,302
                                                                                 --------            --------
    Net cash provided by financing activities                                       4,249               7,302
                                                                                 --------            --------
Effect of exchange rate changes on cash and cash equivalents                         (547)                567
                                                                                 --------            --------
Net decrease in cash and cash equivalents                                          (7,695)            (13,089)
Cash and cash equivalents at beginning of period                                   65,648              69,260
                                                                                 --------            --------
Cash and cash equivalents at end of period                                       $ 57,953            $ 56,171
                                                                                 ========            ========


           See notes to condensed consolidated financial statements

                       SMARTFORCE PUBLIC LIMITED COMPANY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     These interim unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. However, the Company believes that the disclosures are adequate to ensure that the information presented is not misleading. The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to Shareholders, as amended on Form 10-K/A, for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of operations for the periods presented are not necessarily indicative of the results expected for the full financial year or for any future period.

NOTE 2    COMPUTATION OF NET INCOME PER SHARE

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

The following table sets forth the computation of basic and diluted net income per share:

                                                             Three Months                       Six Months
                                                             ------------                       ----------
                                                            Ended June 30,                    Ended June 30,
                                                            --------------                    --------------
                                                         1999          2000                1999             2000
                                                         ----          ----                ----             ----
                                                             (dollars in thousands, except per share amounts)
Numerator:
  Numerator for basic and diluted net income
  (loss) per share - net income (loss) available
  to common shareholders                               $  (366)       $(9,883)            $   962         $(21,622)
                                                       =======        =======             =======         ========

Denominator:
  Denominator for basic net income (loss) per
  share - weighted average shares                       45,219         50,990              44,850           50,671
  Effect of dilutive securities:
  Employee stock options                                    --             --               3,107               --
                                                       -------        -------             -------         --------
Denominator for diluted net income (loss) per
share - adjusted weighted average shares and
assumed conversion                                      45,219         50,990              47,957           50,671
                                                       =======        =======             =======         ========

Basic net income (loss) per share                      $ (0.01)       $ (0.19)            $  0.02         $  (0.43)
                                                       =======        =======             =======         ========
Diluted net income (loss) per share                    $ (0.01)       $ (0.19)            $  0.02         $  (0.43)
                                                       =======        =======             =======         ========

NOTE 3.   COMPREHENSIVE INCOME

The components of comprehensive income (loss), net of tax, for the six months ended June 30, 2000 are as follows:

                                                    Six Months Ended
                                                        June 30,

                                                1999                2000
                                                ----                ----
                                                  (dollars in thousands)

            Net Income (loss)                  $ 962              $(21,622)
            Other comprehensive income (loss)   (899)                 (442)
                                               -----              --------
            Total Comprehensive Income (loss)  $  63              $(22,064)
                                               =====              ========

NOTE 4.   SEGMENT GEOGRAPHIC AND CUSTOMER INFORMATION

     The Company and its subsidiaries operate in one industry segment, the development and marketing of e-Learning solutions. Operations outside of Ireland consist principally of sales and marketing.

     The Company's products are developed in Ireland and sold to the Company's distribution subsidiaries in other geographic locations. The inter segment revenues are determined on arms length bases pursuant to which a fair profit is earned by the Irish development subsidiary and which is designed to comply with the OECD Transfer Pricing Guidelines for Multinational Enterprises and Tax Administrators. All such inter segment revenues and costs of revenues are eliminated on consolidation.

     The Company's Chief Operating Decision Maker ("CODM"), the Company's President and CEO, allocates resources and evaluates performance based on a measure of segment profit or loss from operations. The accounting policies of the reportable segments are the same as described in the summary of significant accounting policies in the Company's financial statements and Annual Report to the shareholders, as amended on Form 10-K/A, for the year ended December 31, 1999. The Company's CODM does not view segment results below operating profit
(loss), therefore, net interest income, other income and the provision (benefit) for income taxes are not broken out by segment below. The Company does not account for nor report to the CODM its assets or capital expenditures by segment, thus asset information is not provided on a segment basis.

     The Company presents financial information for its three reportable operating segments: Americas, Europe Middle East Africa ("EMEA") and Ireland. The Americas and EMEA segments are sales operations and Ireland is the Company's research and development operation.

     A summary of the segment financial information reported to the CODM is as follows:

                                                          Six Months Ended June 30, 2000
                                                     ----------------------------------------
                                                                                               Consolidated
                                                                                               ------------
                                        Americas         EMEA       Ireland      All Other        Total
                                        --------       -------      -------      ---------        -----
                                                            (dollars in thousands)
Revenues--External.................     $ 51,302       $ 9,427      $   984       $ 3,214        $ 64,927
Inter segment Revenues.............           --            --       30,929            --          30,929
Depreciation and Amortization......        3,555           144        2,091         4,565          10,355
Segment Operating Income (Loss)....      (24,852)       (3,173)       7,987        (5,738)        (25,776)

                                                          Six Months Ended June 30, 1999
                                                     ----------------------------------------
                                                                                               Consolidated
                                                                                               ------------
                                        Americas         EMEA       Ireland      All Other        Total
                                        --------       -------      -------      ---------        -----
                                                            (dollars in thousands)
Revenues--External.................     $ 71,621       $10,910      $ 1,061       $ 3,852        $ 87,444
Inter segment Revenues.............           --            --       42,223            --          42,223
Depreciation and Amortization......        2,153           107        1,011           829           4,100
Segment Operating Income (Loss)....       (9,091)       (1,416)      19,301        (7,760)          1,034

     Revenues from external customers, based on the location of the customer, are categorized by geographical areas as follows:

                                            Three Months Ended June 30,       Six Months Ended June 30,
                                            ---------------------------       -------------------------
                                               1999             2000             1999           2000
                                               ----             ----             ----           ----
          Revenues
              Ireland.................       $   498          $   575          $ 1,098        $ 1,636
              United States...........        34,228           23,582           62,794         41,867
              United Kingdom..........         6,907            5,459           11,596         10,368
              Other countries.........         5,614            6,777           11,956         11,056
                                             -------          -------          -------        -------
                 Total................       $47,247          $36,393          $87,444        $64,927
                                             =======          =======          =======        =======

     The Company regards its e-Learning solutions as homogenous products and services.

NOTE 5.   ACQUISITIONS

     On March 2, 2000, we acquired the net assets of Advanced Educational Systems ("AES"), providers of secure e-Testing solutions and services to organizations to support their internal certification and compliance procedures. The consideration for AES comprises of 103,128 ADSs and $1.6 million in cash. The transaction was accounted for under the purchase method of accounting in accordance with generally accepted accounting principles. We recorded goodwill of approximately $7.3 million as a result of the acquisition of AES. Goodwill in respect of AES is being amortized on a straight line basis over 10 years.

     On April 10, 2000, we acquired Learning Productions LLC, a developer of advanced, web-based role play business simulations. The consideration for the outstanding securities of Learning Productions consists of 224,916 ADSs and $4.8 million in cash. We have accounted for the acquisition of Learning Productions under the purchase method of accounting in accordance with generally accepted accounting principles. We recorded goodwill of approximately $16.4 million as a result of the acquisition of Learning Productions. Goodwill in respect of Learning Productions is being amortized on a straight line basis over 10 years.

Proforma Accounts

     The following unaudited pro forma information combines the consolidated results of operations of the Company with those of Learning Productions as if the acquisition had occurred at the beginning of each period presented. These pro forma results do not include the effect of non-recurring purchase accounting adjustments. The pro forma results give effect to certain purchase accounting adjustments, including additional amortization expense from goodwill, related income tax effects and the issuance of additional shares in connection with the acquisitions of Learning Productions and the net assets of AES.

Pro Forma Results of Operations
(unaudited, in thousands except per share amounts)

                                                 Six Months
                                                 ----------
                                               Ended June 30,
                                               --------------
                                         1999                 2000
                                         ----                 ----
Revenues                                $87,445             $ 65,812
Net loss                                $   (96)            $(22,471)
Net loss per share                      $  0.00             $  (0.44)

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

PART I.   FINANCIAL INFORMATION

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We provide comprehensive, integrated e-Learning solutions that help businesses deploy knowledge across their extended enterprise of employees, customers, suppliers, distributors and other business partners. Our hosted e-Learning platform provides access to a comprehensive offering of learning events and resources comprising over 1,400 SmartCourses, online SmartSeminars, 24x7 SmartMentoring, e-Simulations, e-Testing solutions and services, articles, peer-to-peer collaboration, customer-created content and other e-Learning services. Our platform allows organizations to customize their e-Learning environment to meet their corporate objectives and to train their employees and business partners quickly, efficiently and effectively. Our e-Learning solutions also provide individuals access to dynamic, continuously updated learning events so they can personalize their e-Learning environment to meet their specific educational and career objectives. In addition, we provide tracking, assessment and feedback tools which help users better understand their educational progress and managers track and assess the effectiveness of their training initiatives.

     We have historically derived our revenues primarily under a software license model pursuant to license agreements under which customers license usage of delivered software products for a period of one, two or three years. On each anniversary date during the term of multi-year license agreements, customers have been generally allowed to exchange any or all of the licensed products for an equivalent number of alternative products within our library. The first year license fee has historically been generally recognized as revenue at the time of delivery of all products, provided our fees are fixed or determinable and collections of accounts receivable are probable. Subsequent annual license fees under the software license model are recognized on each anniversary date, provided our fees are fixed or determinable and collections of accounts receivable are probable.

     We launched our e-Learning platform in the fourth quarter of 1999. With the introduction of our e-Learning solutions, our business model is evolving from a software license model, under which we historically sold annual licenses to our customers to use certain of our products, to an Internet rental model, under which we rent to our customers access to our Internet learning environment for a certain period of time. Under the Internet rental model, revenue derived from e-Learning rental agreements is generally deferred and recognized ratably over the term of the relevant agreement rather than annually in advance as was the case under the historical software license model.

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

     The migration of new and existing customers to our e-Learning solutions has resulted in the six months ended June 30, 2000 and will continue to result in the deferral of a significant portion of our revenues from year 2000 into 2001, and, accordingly, a decrease in reported revenues in year 2000 compared to year 1999 as well as a decrease in reported revenues for each quarter during year 2000 as compared to that which would be expected under the software license model./1/ As a result, year over year comparisons between our operating results for each reporting period in 2000 and each reporting period in 1999, including comparisons of revenue and operating expenses as a percentage of revenues, will not necessarily be meaningful measures of our financial performance during 2000.

     In addition, we have made and intend to continue to make significant investments in our e-Learning infrastructure and in building the SmartForce brand. In particular, we have significantly increased and anticipate that we will continue to significantly increase (i) our research and development expenses and capital expenditures to build out our e-Learning infrastructure and
(ii) our sales and marketing expenses to build the SmartForce brand and market presence. As a result of the deferral of revenue under e-Learning agreements and these incremental expenses, we have recorded a net loss in the six months ended June 30, 2000 and expect to continue to record a net loss for each remaining quarter during the year 2000. These losses could continue beyond year 2000. /1/

     Our e-Learning agreements may have other accounting and operating model consequences that are materially different from our software licensing structure. For example, in the second quarter of 1999, we entered into an agreement with a major customer to provide an outsourced virtual university for technical education. Under the contract, the customer has licensed educational software from us, and has also contracted for professional services, management fees, on-line mentoring services and certain other items. In addition, the agreement provides for the reselling by us of third parties' instructor-led training to the customer. Revenues from the non-software licenses component of this agreement, which represent a substantial majority of the firmly contracted amount with the customer and all of the potential incremental revenues over the firmly contracted amount, will generally be recognized ratably as services are performed, which will have the effect of deferring revenue.

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

     In recent years, we have entered into several development and marketing alliances with key vendors of technology software under which we develop titles for training on specific products. Under certain of our development and marketing alliances, our partners have agreed to fund certain product development costs. We recognize such funding as revenues on a percentage of completion basis and the costs associated with such revenues are reflected as cost of revenues. These agreements have the effect of shifting expenses associated with developing certain new products from research and development to cost of revenues. We expect that cost of revenues may fluctuate from period to period in the future, based upon many factors. We do not expect funding from development partners to contribute significantly to revenues in future years.


/1/ This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results" commencing on page 16 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

Recent Developments

     Acquisitions

     On March 2, 2000, we acquired the net assets of Advanced Educational Systems ("AES"), providers of secure e-Testing solutions and services to organizations to support their internal certification and compliance initiatives. E-Testing solutions can also be used to support certification of customers, vendors, resellers and other business partners. The suite of Web-based testing products we acquired from AES allows organizations to create and publish customized tests covering mission-critical business knowledge to administer these tests over the internet, to track and process test results, and to generate management reports. These testing solutions help organizations maximize their investments in workforce training and knowledge deployment across the extended enterprise. The consideration for AES comprises of 103,128 ADSs and $1.6 million in cash. The transaction has been accounted for under the purchase method of accounting in accordance with generally accepted accounting principles.

     On April 10, 2000, we acquired Learning Productions LLC, a developer of advanced, web-based role play business simulations. Learning Productions simulations put the learner in the midst of "virtual" sales calls, business meetings and customer service scenarios as they unfold, helping users gain experience in a variety of complex business world situations. Learning Productions is developing a series of standardized role play simulations covering sales, customer service and customer support topics, which can be configured to meet customers specific business situations. The consideration for the outstanding securities of Learning Productions consists of 224,916 ADSs and $4.8 million in cash. We accounted for the acquisition of Learning Productions under the purchase method of accounting in accordance with generally accepted accounting principles.

     The successful integration of AES and Learning Productions will require substantial effort from each company and from us. The diversion of the attention of management and any difficulties encountered in the transition process could have an adverse impact on our ability to realize the full benefits of the acquisitions. The successful combination of the companies will also require coordination of their research and development and sales and marketing efforts. In addition, the process of combining the organizations could cause the interruption of, or loss of momentum in, AES's and Learning Productions' activities. We may not be able to retain AES's or Learning Productions' technical, sales and marketing personnel or realize any of the anticipated benefits of the acquisitions.

     The combination of the operations of AES and Learning Productions with our operations will result in an increase in our research and development, general and administrative and other expenses. In addition, the amortization of goodwill acquired as part of AES and Learning Productions will negatively impact the results of operations in future periods. Unanticipated contingencies that would substantially increase the costs of combining the operations of AES and Learning Productions with us may occur. /2/


/2/ This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results" commencing on page 16 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

Results of Operations

     The following table sets forth certain consolidated statements of operations data as a percentage of revenues:

                                                                  Three Months                      Six Months
                                                                 Ended June 30,                   Ended June 30,

                                                             1999             2000             1999            2000
                                                             ----             ----             ----            ----
     Revenues                                                 100%             100%             100%             100%
     Cost of revenues                                        15.9             16.3             15.9             16.3
                                                            -----            -----             ----           ------
     Gross Profit                                            84.1             83.7             84.1             83.7
     Operating expenses:
       Research and development                              16.0             28.4             17.0             29.0
       Sales and marketing                                   45.8             68.2             48.7             74.0
       General and administrative                             9.5             13.3             10.2             14.3
       Amortization of acquired intangibles                   0.3              6.1              0.2              6.1
       Acquired research and development                     12.5               --              6.9               --
                                                            -----            -----             ----           ------
          Total operating expenses                           84.1            116.0             83.0            123.4
                                                            -----            -----             ----           ------
     Income (loss) from operations                           (0.0)           (32.3)             1.1            (39.7)
     Other income, net                                        1.3              2.8              1.4              3.4
                                                            -----            -----             ----           ------
     Income (loss) before provision for income taxes          1.3            (29.5)             2.5            (36.3)
     Provision (benefit) for income taxes                     2.1             (2.3)             1.4             (3.0)
                                                            -----            -----             ----           ------
     Net income (loss)                                      (0.8)%           (27.2)%            1.1%          (33.3)%
                                                            =====            =====             ====           ======


Revenues and Backlog

     Revenues decreased to $36.4 million in the three months ended June 30, 2000 from $47.2 million in the three months ended June 30, 1999, and decreased to $64.9 million in the six months ended June 30, 2000 from $87.4 million in the six months ended June 30, 1999.

     The decrease in revenues was attributable to the rapid customer adoption in the six months ended June 30, 2000 of our e-Learning solutions, for which revenue is recognized ratably over the term of the customer agreement and deferred into future periods. Revenues for the six months ended June 30, 1999 were generated from licenses of software under our historical model, under which revenue is generally recognized annually in advance. Because of our introduction of SmartForce e-Learning, we do not believe that the year over year revenue comparison between the 1999 and 2000 periods is indicative of the growth of our business during the six months ended June 30, 2000.

     Our backlog increased to $256 million at June 30, 2000 from $222 million at
March 31, 2000 and $190 million at December 31, 1999.   Backlog represents the
total amount of fully committed contract value that has not been recognized as revenue. The sequential increase in backlog was attributable to the rapid customer adoption of SmartForce e-Learning.

     Revenues in the United States for the three months and six months ended June 30, 2000 were $23.6 million (or 65% of revenues) and $41.9 million (or 65% of revenues), respectively, compared to $34.2 million (or 72% of revenues) and $62.8 million (or 72% of revenues) for the three and six month periods ended June 30, 1999, respectively.

     Revenues in the United Kingdom for the three months and six months ended June 30, 2000 were $5.4 million (or 15% of revenues) and $10.4 million (or 16% of revenues), respectively, compared to $6.9 million (or 15% of revenues) and $11.5 million (or 13% of revenues) for the three and six month periods ended June 30, 1999, respectively. Revenues in Ireland for the three and six months ended June 30, 2000 were $0.6 million (or 2% of revenues) and $1.6 million (or 2% of revenues) compared to $0.5 million (or 1% of revenues) and $1.1 million (or 1% of revenues) for the six months ended June 30, 1999.

     In addition, revenues from outside the United States, United Kingdom and Ireland (principally from Asia-Pacific, Europe (other than the United Kingdom and Ireland), Latin America, Canada, South Africa and the Middle East) in the three and six months ended June 30, 2000 were $6.8 million (or 18% of revenues) and $11.0 million (or 17% of revenues), compared to $5.6 million (or 12% of revenues) and $12.0 million (or 14% of revenues) for the three and six months ended June 30, 1999.

     The increase in the International percentage of total revenue was due primarily to the rapid adoption of e-Learning in the United States corporate market, resulting in the deferral of a greater proportion of the United States revenue compared to International revenue, and to increased demand for our products in international markets.

Cost of Revenues

     Cost of revenues includes the cost of materials (such as packaging and documentation), royalties to third parties, the portion of development costs associated with funded development projects and fulfillment costs.

     Gross margins decreased slightly to 83.7% in the three and six months ended June 30, 2000, from 84.1% in the three and six months ended June 30, 1999. The reductions in gross margins were primarily due to the decrease in revenue in the three and six months ended June 30, 2000 due to ratable revenue recognition of SmartForce e-Learning, as a certain portion of our cost of revenues are fixed, this reduces gross margins slightly. We expect that cost of revenues may fluctuate from period to period in the future based upon many factors, including the rate of migration of our customers to our e-Learning solutions, the revenue mix (between content, e-Learning platform, services and partner's products) and the timing of expenses associated with development and marketing alliances.

Operating Expenses

     Our operating expenses increased in the three and six months ended June 30, 2000 as compared to the three and six months ended June 30, 1999, primarily as a result of the growth in our business and our ongoing investments in our e-Learning solutions. In addition, as discussed above, the rapid adoption of our e-Learning solutions in the six months ended June 30, 2000, resulted in the deferral of revenues into future periods and, consequently a significant increase in operating expenses as a percentage of revenues. Operating expenses for the three and six months ended June 30, 2000 include amortization of intangibles acquired following the acquisition of Knowledge Well in June 1999,
 AES in March 2000 and Learning Productions in April 2000. Operating expenses in the three and six months ended June 30, 1999 included acquired research and development of $5.9 million. Accordingly, year over year comparisons of operating expenses between the 1999 and the 2000 periods are not necessarily meaningful measures of our financial performance during the three and six months ended June 30, 2000.

Research and Development Expenses

     Research and development expenses consist primarily of salaries and benefits, related overhead costs, travel expenses and fees paid to outside consultants.

     Research and development expenses increased in the three and six months ended June 30, 2000 to $10.3 million and $18.8 million, respectively, from $7.6 million and $14.9 million in the three and six months ended June 30, 1999. The increase in research and development is primarily the result of hiring additional research and development personnel, the expansion of our Dublin development center and the continued investment in our e-Learning solutions, all of which were required to develop our e-Learning offerings and to develop the e-Learning infrastructure.

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


/3/ This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results" commencing on page 16 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

Sales and Marketing Expenses

     Sales and marketing expenses consist primarily of salaries and commissions, advertising and promotional expenses and related overhead costs.

     These expenses increased in absolute terms and as a percentage of revenues in the three and six months ended June 30, 2000 to $24.8 million and $48.0 million, respectively, from $21.6 million and $42.6 million for the three and six months ended June 30, 1999. The increase was primarily attributable to increased marketing expenses associated with our e-Learning solutions, as well as costs associated with an increase in the number of sales personnel. We expect to continue to increase sales and marketing expenses in the future to build the SmartForce brand, to support an increase in our sales force and the expansion of our marketing efforts. /4/

General and Administrative Expenses

     General and administrative expenses consist primarily of salaries and benefits, travel expenses, legal, accounting and consulting fees and related overhead costs for administrative officers and support personnel.

     General and administrative expenses increased in the three and six months ended June 30, 2000 to $4.8 million and $9.3 million, respectively, compared to $4.5 million and $9.0 million for the three and six months ended June 30, 1999. We anticipate general and administrative expenses will increase in absolute dollars in future periods due to increases in staffing and infrastructure to support our e-Learning infrastructure and acquisitions. /4/

Amortization of Acquired Intangibles

     Amortization of acquired intangibles for the three and six months ended June 30, 2000 was $2.2 million and $3.9 million, respectively, compared to $0.2 million for the three and six months ended June 30, 1999. Acquired intangibles being amortized include identifiable intangible assets of $35.5 million and goodwill of $47.6 million, which were recorded on the acquisition of Knowledge Well in June 1999, Dunloe in July 1999, AES in March 2000 and Learning Productions in April 2000.

Acquired Research and Development

     In the three and six months ended June 30, 1999 we expensed $5.9 million of acquired in-process research and development. The $5.9 million of acquired in-process research and development expense represented management's estimate of the current fair value of those specifically identified Knowledge Well research and development projects for which technological feasibility has not been established and for which alternative future uses do not exist.

     There was no acquired research and development expenses in the three and six months ended June 30, 2000.

Other Income, Net

     Other income, net, comprises interest income, interest expense and foreign currency exchange gains and losses.

     We recognized other income, net, of $1.0 million and $2.2 million in the three and six months ended June 30, 2000, respectively, as compared to other income, net, of $0.6 million and $1.2 million in the three and six months ended June 30, 1999. Other income for both periods was primarily interest on short term investments. Included in other income, net, was net exchange losses of $0.3 million and $0.5 million for the three and six months ended June 30, 2000, compared to net exchange losses of $0.2 million and $0.7 million for the three and six months ended June 30, 1999. The net exchange losses incurred were primarily attributable to the weakening of the Euro and pound Sterling against the U.S. Dollar. The increase in other income for the three and six months ended June 30, 2000, as compared to the three and six months ended June 30, 1999 is primarily attributable to greater interest income from higher average cash and short term investment balances as well as higher interest rates.

     Our consolidated financial statements are prepared in dollars, although several of our subsidiaries have functional currencies other than the dollar, and a significant portion of our revenues, costs and assets and those of our subsidiaries are denominated in currencies other than their respective functional currencies. We have significant subsidiaries in the United Kingdom, Australia, the Netherlands and Canada whose functional currencies are their local currencies and the majority of whose sales and operating expenses other than cost of goods sold are denominated in their respective local currencies. In addition, our Irish subsidiaries, whose functional currency is the U.S. dollar, incur substantial operating expenses denominated in Irish pounds. Fluctuations in exchange rates may have a material adverse effect on our results of operations, particularly our operating margins, and could result in exchange losses, as it has done in the three and six months ended June 30, 2000 and 1999. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted.

/4/ This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results" commencing on page 16 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

     Our subsidiaries in the United Kingdom, Canada, the Netherlands, and Australia, whose functional currencies are their local currencies, had unhedged liabilities denominated in U.S. dollars payable to SmartForce Ireland at June 30, 2000 of $10.9 million, $6.7 million, $4.4 million and $4.0 million, respectively.


     Other income, net may fluctuate in future periods as a result of movements in cash, cash equivalents and short-term investment balances, interest rates, foreign currency exchange rates and asset and investment disposals and write downs.

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

    We recorded a tax benefit at an effective tax rate of 10%, before amortization of acquired intangibles, in the three and six months ended June 30, 2000, as a result of the anticipated loss for 2000, which will be recognized for tax purposes by one of our Irish subsidiaries. This Irish subsidiary is taxed at 10%. Our effective tax rate, before amortization of acquired intangibles and acquired research and development, was 15% for the three and six months ended June 30, 1999.

Liquidity and Capital Resources

     Cash and short-term investments at June 30, 2000 were $97.4 million compared to $108.2 million at December 31, 1999. Working capital was $110.8 million as of June 30, 2000 compared to $134.1 million as of December 31, 1999. The decrease in cash, short term investments and working capital is due principally to net cash used in operating and financing activities.

     Cash flows from operating activities. Net cash used by operating activities was $2.0 million for the six months ended June 30, 2000 compared to net cash used by operating activities of $2.5 million for the six months ended June 30, 1999. During the three months ended June 30, 2000, we generated $0.7 million from operating activities.

Despite a net loss of $21.6 million for the six months ended June 30, 2000, cash outflows from operations decreased from that for the six months ended June 30, 1999 primarily as a result of a reduction in accounts receivable, an increase in deferred revenues and an increase in accrued payroll and related expenses and other accrued liabilities from December 31, 1999 to June 30, 2000.

Cash flows from investing activities. Net cash used by investing activities was $18.9 million in the six months ended June 30, 2000 compared to net cash used by investing activities of $8.8 million for the six months ended June 30, 1999. The increase in cash outflow from investing was primarily due to payments, net of cash acquired, on the acquisition of Learning Productions and AES, a minority equity investment in Capella Education and increased capital expenditure required to continue to build our e-Learning infrastructure and to support our expanding operations. We expect to make significant investments in our information systems and other capital expenditures projects over the next two years primarily as a result of building the infrastructure for our e-Learning solutions.

Cash flows from financing activities. Net cash provided by financing activities increased to $7.3 million for the six months ended June 30, 2000 from $4.2 million for the six months ended June 30, 1999. The increase is attributable to increased employee stock option exercises during the six months ended June 30, 2000 as compared with the six months ended June 30, 1999.

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

Additional Risk Factors that Could Affect Operating Results

Important Note About Forward Looking Statements

     In addition to historical statements, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates" and similar expressions identify such forward looking statements. These forward looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Actual results may vary because of factors such as product ship schedules, life cycles, terms and conditions, product mix, competitive products and pricing, customer demand, technological shifts, litigation and other issues discussed elsewhere in this Quarterly Report and in our most recent annual report, as amended on Form 10-K/A, for the fiscal year ended December 31, 1999. These forward-looking statements reflect management's opinions only as of the date hereof, and we assume no obligation unless required by law to revise or publicly release the results of any revision to these forward-looking statements. Risks and uncertainties include, but are not limited to, those discussed in the section entitled "Additional Risk Factors That Could Affect Operating Results." Other risks and uncertainties are disclosed in our SEC filings, including our Annual Report, as amended on Form 10-K/A, for the year ended December 31, 1999. Historical results are not necessarily indicative of trends in operating results for any future period.

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

     Our operating results have historically fluctuated, and may in the future continue to fluctuate, as a result of factors which include:

 .    the size and timing of new and renewal agreements
 .    the rate at which we migrate our customers to our e-Learning solutions
 .    the number and size of outsourced virtual university agreements or other agreements providing for professional services or the resale of instructor-led training
 .    the revenue mix between content, e-learning platform, services and partner's products
 .    royalty rates
 .    the announcement, introduction and acceptance of new products, product enhancements and technologies by us and our competitors
 .    the mix of sales between our field sales force, our other direct sales channels and our telesales sales channels
 .    competitive conditions in the industry
 .    the loss of significant customers
 .    delays in availability of existing or new products
 .    the spending patterns of our customers
 .    litigation costs and expenses
 .    currency fluctuations
 .    the length of sales cycles

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

     In connection with our SmartForce e-Learning initiative, we are moving from a software license model, where we sell a license to a specified list of software titles, to an Internet rental model where we provide our customers with access to a constantly evolving Internet environment. As a consequence, revenue under e-Learning rental agreements will generally be deferred and recognized ratably over the term of the agreement rather than annually in advance under the historical licensing structure. The migration of new and existing customers to our e-Learning solutions will result in the deferral of a significant portion of revenues from year 2000 into 2001, and, accordingly, a decrease in reported revenues in year 2000 compared to year 1999 as well as a decrease in reported revenues for each quarter during year 2000 as compared to that which would be expected under the software license model.

     Additionally, we intend to make significant investments in our e-Learning infrastructure and in building the SmartForce brand and market presence. In particular, we anticipate that we will significantly increase our research and development expenses and capital expenditures to build out our e-Learning infrastructure, and expect to increase sales and marketing expenses significantly to build the SmartForce brand and market presence. As a result of the deferral of revenue under e-Learning agreements and these incremental expenses, we expect to record a net loss for each quarter during the year 2000. These losses could continue beyond that time.

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

     In March 2000 we acquired the net assets of AES, providers of e-Testing solutions and services and in April 2000 we acquired Learning Productions, a developer of web-based role play business simulations. In addition in June 1999, we acquired Knowledge Well. Knowledge Well provides interactive software that delivers business, management and professional education skills and/or courses. Although, the software delivery systems are similar, we and Knowledge Well developed distinct architectures for our respective products. Successful integration of these architectures will require substantial effort. Difficulties in combining the companies, products and technologies could have an adverse impact on our ability to fully benefit from its existing and future investment in this business and on the future prospects for the business, management and professional education software products.

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

     Growing competition may result in reduced revenue and gross margins and loss of market share, any one of which have a material adverse effect on our business. Many of our current and potential competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition, and we expect that we will face increasing price pressures from competitors as managers demand more value for their training budgets. Accordingly, we may be unable to provide products that compare favorably with new instructor-led techniques or other interactive training software or competitive pressures may require us to reduce our prices significantly.

Our business is subject to currency fluctuations that can adversely affect our operating results.

     Due to our multinational operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues or pay expenses. In particular, the value of the U.S. dollar against the Euro and related currencies impacts our operating results. Our expenses are not necessarily incurred in the currency in which revenue is generated, and, as a result, we are required from time to time to convert currencies to meet our obligations. These currency conversions are subject to exchange rate fluctuations, and changes to the value of the Euro and other currencies relative to the U.S. Dollar could adversely affect our business and results of operations.

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

Year 2000 Readiness

     The Year 2000 issue existed because many computer systems and applications use two-digit rather than four-digit date fields to designate a year. As of August 1, 2000 we have not experienced any year 2000 issues with our products or services, or the internal network and supporting infrastructure of our manufacturers, suppliers or strategic partners. We plan to continue to monitor our computer systems and products throughout the year to assess whether any problems develop. If we become aware of year 2000 issues in the future, we may incur costs to resolve them which could adversely affect our business and results of operations.

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

     The table below presents the principal amount and related weighed average interest rates for our investment portfolio. Our short term investments are all in fixed rate instruments. The principal amounts approximate fair value at June 30, 2000.

     Table of Investment Securities:

                                                                  Average
                                                   Principal     Interest
                                                    Amount         Rate
     June 30, 2000                                  ------         ----
     (Dollars in thousands)

     Cash and cash equivalents.................     $56,171        6.25%
     Short term investments.....................     41,204        6.4%
                                                    -------
     Total cash and investment securities.......    $97,375
                                                    =======

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

     During the six months ended June 30, 2000 we entered into forward currency exchange contracts to hedge identified expenses denominated in Irish pounds. We have not sought to hedge the risks associated with fluctuations in the exchange rates of other currencies against the U.S Dollar, but may undertake such transactions in the future. Any hedging techniques implemented by us may not be successful in eliminating or reducing the effects of currency fluctuations. Fluctuations in exchange rates may have a material adverse effect on our results of operations, particularly our operating margins, and could result in exchange losses. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted.

     Our outstanding foreign currency forward exchange contracts at June 30, 2000, are presented in the table below. The weighted average exchange rate quoted represents the functional currency to the U.S. dollar.

Functional                      Expected Maturity      Weighted Average
 Currency          Amount         Quarter Ended          Exchange Rate
 --------          ------         -------------          -------------

Irish pounds     $6,000,000     September 30, 2000           1.2395

Irish pounds     $6,000,000     December 31, 2000            1.2150

Irish pounds     $6,000,000     March 31, 2001               1.1511

Irish pounds     $7,000,000     June 30, 2001                1.1695


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

On October 29, 1998, a derivative complaint was filed in the Superior Court of California for the County of San Mateo against several present and former officers and directors of the Company alleging that these persons violated various duties to the Company. The derivative complaint also names the Company as a nominal defendant. The derivative complaint is predicated on the factual allegations contained in the class action complaints discussed above. No demand was previously made to the Company's Board of Directors or shareholders concerning the allegations of the derivative complaint. The parties reached a settlement of the derivative litigation, involving the implementation of certain policies and procedures by the company and the payment of attorneys' fees to plaintiff's counsel. The settlement did not have a material adverse effect on the Company's financial position or on its financial results of operations. On July 31, 2000, the San Mateo County Superior Court dismissed the derivative action with prejudice.

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

ITEM 2.   CHANGES IN SECURITIES

On April 10, 2000 we issued an aggregate of 224,916 ADSs as partial consideration for our acquisition of the outstanding securities of Learning Productions. The ADSs were issued at a deemed issue price of $49.45 per ADS. The issuance of the ADSs was exempt from the registration requirements of the Securities Act of 1933, pursuant to Section 4(2) thereof.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

Annual General Meeting
----------------------

We held our annual general meeting of shareholders on June 29, 2000. Under the terms of the deposit agreement Bank of New York is entitled to vote on behalf of the ADS holders. Three individual shareholders and a representative of Bank of New York were present for the vote. Voting was conducted by a show of hands in accordance with Irish law. There were no abstentions, broker non-votes or votes withheld with respect to any matter submitted to a vote of the security holders at the annual general meeting.

The following is a brief description of each matter submitted to a vote of the security holders (Ordinary Shareholders and the representative of the ADS holders) and a summary of the votes tabulated with respect to each such matter at the annual general meeting, as well as a summary of the votes cast by the Bank of New York based on the ADR facility:

(1) Re-election as directors of the following persons who retired by rotation and being eligible offered themselves for re-election in accordance with the Company's Articles of Association;

     (A)  Mr. William G. McCabe

                              Votes "FOR"    Votes "AGAINST"   Votes "ABSTAIN"
                              -----------    ---------------   ---------------
     Ordinary Shareholders              4              0                  0
     ADS holders               48,726,281        985,352          1,365,199

     (B)  Mr. Patrick J. McDonagh

                              Votes "FOR"    Votes "AGAINST"   Votes "ABSTAIN"
                              -----------    ---------------   ---------------
     Ordinary Shareholders              4              0                  0
     ADS holders               48,787,290      1,565,643            723,899

(2) To receive and consider the Report of the Directors and the Consolidated Financial Statements of the Company for the year ended December 31, 1999 and the Auditors' Report to the Members.

                              Votes "FOR"    Votes "AGAINST"   Votes "ABSTAIN"
                              -----------    ---------------   ---------------
     Ordinary Shareholders              4              0                  0
     ADS holders               51,058,427          3,466             14,939

(3) The shareholders authorized the Company's Board of Directors to fix the remuneration of the Company's auditors for the year ending December 31, 2000;

                              Votes "FOR"    Votes "AGAINST"   Votes "ABSTAIN"
                              -----------    ---------------   ---------------
     Ordinary Shareholders              4              0                  0
     ADS holders               51,054,577          6,989             15,266

(4) The shareholders authorized and approved an amendment to the 1994 share option plan increasing the total number of shares reserved for issuance thereunder by 2,500,000 ordinary shares and the directors were authorized to do such acts and things as they may consider necessary or expedient to establish and carry into effect the increase in the number of shares available for issuance under the 1994 Plan.

                              Votes "FOR"    Votes "AGAINST"   Votes "ABSTAIN"
                              -----------    ---------------   ---------------
     Ordinary Shareholders              4               0                 0
     ADS holders               34,930,716      16,116,259            29,857

ITEM 5.    OTHER INFORMATION

     Our board of directors is also important to our continued success and development. In order to support the growth of our business going forward, we are planning to strengthen and restructure our board of directors. As part of this process, we plan to add one or two outside directors to our board who have substantial experience and knowledge in the technology and Internet industries globally. We are firmly committed to taking this step for the benefit of the business, and we have identified several potential candidates for these positions and have begun discussions with them. Nevertheless, we have not finally selected any candidate(s), and it could be the end of this year, or later, before we have actually added the new members of our board.

     At such time as we add the new outside directors, we plan as part of this process to reduce management membership on our board to two members. Greg Priest, our current president and chief executive officer and a member of our board, will remain on the board, and David Drummond, our executive vice president and chief financial officer, will join our board. It is planned that the other two members of management who currently serve on our board will step down from those positions, though they will both remain with the company in other roles. Bill McCabe, our current chairman, will remain chairman until we implement our plans to add outside directors and will at that point step down from the board. He will, however, continue to serve SmartForce as a special advisor. At that time, Mr. Priest will take over the role of Chairman, as well as remaining chief executive officer. Also at that time, Jack Hayes will step down from the board but will continue in his role as our vice president of international finance, with responsibility for financial matters outside of the United States as well as continuing his other roles in business development, operations and contract matters.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits
 --------------

        2.1 Agreement and Plan of Reorganization, dated April 10, 2000, by and among the company, Learning Productions Acquisition Corp., Learning Productions, LLC, Steven Goodman and Scott Mitchell (Incorporated by reference to exhibit 2.1 to the Company's Registration Statement on form S-3 declared effective with the Securities and Exchange Commission on May 31, 2000 (File No. 333-38240)).

       27.1     Financial Data Schedule

 (b)  Reports on Form 8-K
 ------------------------

        We did not file a report on Form 8-K during the three months ended June 30, 2000.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       SmartForce PLC

Date: August 9, 2000                   By: /s/ Gregory M. Priest
                                           ---------------------------
                                           Gregory M. Priest
                                           President and Chief Executive Officer

Date: August 9, 2000                   By: /s/ David C. Drummond
                                           ---------------------------
                                           David C. Drummond
                                           Executive Vice President of
                                           Finance and Chief Financial Officer