Form 10-Q
period 2000-09-30
SMARTFORCE PUBLIC LTD CO
filed 2000-11-14
CIK 940181

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20548

                                   FORM 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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

                                Yes [X]  No [_]

The number of American Depositary Shares ("ADSs") (issued or issuable in exchange for Registrant's outstanding Ordinary Shares) outstanding as of October 31, 2000 was 51,626,245.

                       SMARTFORCE PUBLIC LIMITED COMPANY

                               Table of Contents

                                                                                                 Page
                                                                                                Number
                                                                                                ------
PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of December 31, 1999                           3
          and as of September 30, 2000

          Condensed Consolidated Statements of Operations for the three and
          nine months ended September 30, 1999 and 2000                                           4

          Condensed Consolidated Statements of Cash Flows for the nine months
          ended September 30, 1999 and 2000                                                       5

          Notes to Condensed Consolidated Financial Statements                                    6

          Item 2. Management's Discussion and Analysis of Financial Condition                     9
          and Results of Operations

          Item 3.   Quantitative and Qualitative Disclosures About Market Risk                   23

PART II.  OTHER INFORMATION


          Item 1.   Legal Proceedings                                                            24

          Item 6.   Exhibits and Reports on Form 8-K                                             25

          Signature                                                                              25

PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

                       SMARTFORCE PUBLIC LIMITED COMPANY

                     Condensed Consolidated Balance Sheets
                             (dollars in thousands)

                                                                               December 31,       September 30,
                                                                                  1999                2000
Assets                                                                            ----                ----
   Current Assets
 Cash                                                                            $ 69,260             $ 59,532
 Short term investments                                                            38,913               41,903
 Accounts receivable, net                                                          62,035               64,280
 Inventories                                                                          188                  388
 Deferred tax assets, net                                                             192                2,395
 Prepaid expenses                                                                   9,935               12,432
                                                                                 --------             --------
         Total current assets                                                     180,523              180,930
 Intangible assets                                                                 59,155               75,800
 Property and equipment, net                                                       26,111               26,382
 Investments                                                                          850                3,716
 Deferred tax assets, net                                                              --                  119
 Other assets                                                                      23,078               27,224
                                                                                 --------             --------
         Total assets                                                            $289,717             $314,171
                                                                                 ========             ========
Liabilities and Shareholders' Equity
 Current Liabilities
 Accounts payable                                                                $  5,368             $   4,593
 Accrued payroll and related expenses                                               6,680                 6,932
 Other accrued liabilities                                                         28,213                22,115
 Deferred revenues                                                                  6,141                37,787
                                                                                  -------               -------
         Total current liabilities                                                 46,402                71,427
Non-Current Liabilities
 Minority equity interest                                                             383                  383
 Other liabilities                                                                    209                1,439
                                                                                      ---                -----
         Total non current liabilities                                                592                1,822
Shareholders' Equity
 Ordinary Shares, IR9.375p par value: 120,000,000 shares authorized at              7,432                 8,586
   December 31, 1999 and September 30, 2000; issued and outstanding:
   50,035,087 and 50,009,318 shares at December 31, 1999 and 51,538,051 and
   51,512,282 at September 30, 2000,respectively
 Additional paid-in capital                                                       200,547               225,835
 Accumulated profit                                                                34,919                 7,931
 Capital redemption reserve                                                           231                   231
 Other comprehensive loss                                                            (404)               (1,659)
 Treasury stock, 25,769 at cost                                                        (2)                   (2)
                                                                                  --------              --------
         Total shareholders' equity                                                242,723               240,922
                                                                                  --------              --------
            Total liabilities and shareholders' equity                            $289,717              $314,171
                                                                                  ========              ========

            See notes to condensed consolidated financial statements

                       SMARTFORCE PUBLIC LIMITED COMPANY
                Condensed Consolidated Statements of Operations
                (dollars in thousands, except per share amounts)

                                                        Three Months                         Nine Months
                                               -------------------------------    ---------------------------------
                                                     Ended September 30,                 Ended September 30,
                                               -------------------------------    ---------------------------------
                                                1999                    2000        1999                     2000
                                               -------                 -------    --------                 --------
Revenues                                       $50,188                 $45,572    $137,632                 $110,498
Cost of revenues                                 7,436                   7,456      21,294                   18,043
                                               -------                 -------    --------                 --------
Gross profit                                    42,752                  38,116     116,338                   92,455
Operating expenses:
  Research and development                       8,915                  11,189      23,856                   30,036
  Sales and marketing                           22,246                  26,423      64,861                   74,429
  General and administrative                     4,033                   4,954      12,972                   14,259
  Amortization of acquired intangibles           1,567                   2,323       1,724                    6,280
  Acquired research and development                 --                      --       5,900                       --
                                               -------                 -------    --------                 --------
    Total operating expenses                    36,761                  44,889     109,313                  125,004
                                               -------                 -------    --------                 --------
Income (loss) from operations                    5,991                  (6,773)      7,025                  (32,549)
Other income, net                                1,216                   1,069       2,382                    3,260
                                               -------                 -------    --------                 --------
Income (loss) before provision for income        7,207                  (5,704)      9,407                  (29,289)
 taxes
Provision (benefit) for income taxes             1,081                    (338)      2,319                   (2,301)
                                               -------                 -------    --------                 --------
Net income (loss)                              $ 6,126                 $(5,366)   $  7,088                 $(26,988)
                                               =======                 =======    ========                 ========
Net income (loss) per share - Basic            $  0.13                 $ (0.10)   $   0.15                 $  (0.53)
                                               =======                 =======    ========                 ========
Shares used in computing net income (loss)      48,988                  51,324      46,242                   50,888
 per share - Basic                             =======                 =======    ========                 ========
Net income (loss) per share  - Diluted         $  0.11                 $ (0.10)   $   0.14                 $  (0.53)
                                               =======                 =======    ========                 ========
Shares used in computing net income (loss)      55,109                  51,324      50,263                   50,888
 per share - Diluted                           =======                 =======    ========                 ========

            See notes to condensed consolidated financial statements

                       SMARTFORCE PUBLIC LIMITED COMPANY
                Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)

Increase (Decrease) in Cash and Cash Equivalents

                                                                                            Nine Months Ended
                                                                                               September 30,
                                                                                       1999                 2000
                                                                                      --------            ---------
Cash Flows from Operating Activities
Net income (loss)                                                                     $  7,088            $ (26,988)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
 Depreciation and amortization                                                           7,893               14,995
 Accrued interest on short term investments                                                199                   19
 Non cash acquired R&D expense                                                           5,900                   --
 Changes in operating assets and liabilities:
  Accounts receivable                                                                   (6,820)              (3,686)
  Inventories                                                                               65                 (200)
  Deferred tax assets                                                                       97               (2,310)
  Prepaid expenses and other assets                                                    (13,312)              (6,933)
  Accounts payable                                                                          61                 (628)
  Accrued payroll, related expenses and other accrued liabilities                        2,891               (4,766)
  Deferred revenues                                                                       (153)              31,739
                                                                                      --------            ---------
Net cash provided by operating activities                                                3,909                1,242
                                                                                      --------            ---------
Cash Flows from Investing Activities
 Purchases of property and equipment                                                    (7,961)              (8,385)
 Payments to acquire Knowledge Well, Learning Productions and net assets
 of Advanced Education Systems, net of cash acquired                                       768               (6,893)

 Payments to acquire short term investments                                            (77,695)            (111,592)
 Proceeds from sale of short term investments                                           75,297              108,583
 Payments to acquire investments                                                          (300)              (2,866)
                                                                                      --------            ---------
  Net cash used in investing activities                                                 (9,891)             (21,153)
                                                                                      --------            ---------
Cash Flows from Financing Activities
 Proceeds under bank overdraft facility                                                     89                   --
 Proceeds from issuance of ordinary shares, net                                         10,161               10,171
                                                                                      --------            ---------
  Net cash provided by financing activities                                             10,250               10,171
                                                                                      --------            ---------
 Effect of exchange rate changes on cash and cash equivalents                             (378)                  12
                                                                                      --------            ---------
 Net increase (decrease) in cash and cash equivalents                                    3,890               (9,728)
 Cash and cash equivalents at beginning of period                                       65,648               69,260
                                                                                      --------            ---------
 Cash and cash equivalents at end of period                                           $ 69,538            $  59,532
                                                                                      ========            =========

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

The following table sets forth the computation of basic and diluted net income per share:

                                                             (dollars in thousands, except per share amounts)
                                                              Three Months                         Nine Months
                                                     ------------------------------      -------------------------------
                                                          Ended September 30,                   Ended September 30,
                                                     ------------------------------      -------------------------------
                                                        1999                2000              1999              2000
                                                       -------            -------            -------          -------
Numerator:
  Numerator for basic and diluted net income           $ 6,126            $(5,366)           $ 7,088         $(26,988)
   (loss) per share - net income (loss) available      =======            =======            =======         ========
   to common shareholders
Denominator:
  Denominator for basic net income (loss) per           48,988             51,324             46,242           50,888
   share - weighted average shares
  Effect of dilutive securities:
  Employee stock options                                 6,121                 --              4,021               --
                                                       -------            -------            -------         --------
Denominator for diluted net income (loss) per           55,109             51,324             50,263           50,888
 share - adjusted weighted average shares and          =======            =======            =======         ========
 assumed conversion

Basic net income (loss) per share                      $  0.13            $ (0.10)           $  0.15         $  (0.53)
                                                       =======            =======            =======         ========
Diluted net income (loss) per share                    $  0.11            $ (0.10)           $  0.14         $  (0.53)
                                                       =======            =======            =======         ========

NOTE 3. COMPREHENSIVE INCOME

The components of comprehensive income (loss), net of tax, for the nine months ended September 30, 2000 and 1999 are as follows:

                                                         Nine Months Ended
                                                           September 30,
(dollars in thousands)                                1999                2000
                                                     ------            --------
Net Income (loss)                                    $7,088            $(26,988)
Other comprehensive income (loss)                      (640)             (1,255)
                                                     ------            --------
Total Comprehensive Income (loss)                    $6,448            $(28,243)
                                                     ======            ========

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

  The Company's Chief Operating Decision Maker ("CODM"), the Company's President and CEO, allocates resources and evaluates performance based on a measure of segment profit or loss from operations. The accounting policies of the reportable segments are the same as described in the summary of significant accounting policies in the financial statements and related notes included in the Company's Annual Report to the shareholders, as amended on Form 10-K/A, for the year ended December 31, 1999. The Company's CODM does not view segment results below operating profit (loss), therefore, net interest income, other income and the provision (benefit) for income taxes are not broken out by segment below. The Company does not account for nor report to the CODM its assets or capital expenditures by segment, thus asset information is not provided on a segment basis.

     The Company presents financial information for its three reportable operating segments: Americas, Europe Middle East Africa ("EMEA") and Ireland. The Americas and EMEA segments are sales operations and Ireland is the Company's research and development operation.

     A summary of the segment financial information reported to the CODM is as follows:

                                                                  Nine Months Ended September 30, 2000
                                              -----------------------------------------------------------------------------
                                                                                                             Consolidated
                                                                                                             --------------
                                                 Americas           EMEA          Ireland       All Other        Total
                                              ---------------  ---------------  ------------  -------------  --------------
                                                                         (dollars in thousands)
Revenues--External....................           $ 88,389          $15,123        $ 1,665      $  5,321        $110,498
Inter segment Revenues................                 --               --         52,219            --          52,219
Depreciation and Amortization.........              5,177              258          2,960         6,600          14,995
Segment Operating Loss................            (14,262)          (3,445)        (6,254)       (8,588)        (32,549)

                                                                 Nine Months Ended September  30, 1999
                                              ---------------------------------------------------------------------------
                                                                                                             Consolidated
                                                                                                             -------------
                                                 Americas           EMEA          Ireland      All Other         Total
                                              --------------   --------------   ------------  ------------   -------------
                                                                         (dollars in thousands)
Revenues--External....................           $113,340          $17,201        $ 1,574      $  5,517        $137,632
Inter segment Revenues................                 --               --         67,344            --          67,344
Depreciation and Amortization.........              3,345              204          2,301         2,043           7,893
Segment Operating Income (Loss).......            (11,442)          (3,022)        31,587       (10,098)          7,025

     Revenues from external customers, based on the location of the customer, are categorized by geographical areas as follows:

                                                             Three Months Ended                Nine Months Ended
                                                                September  30,                   September 30,
                                                           ------------------------         -----------------------
                                                            1999             2000             1999           2000
                                                           -------          -------         --------       --------
     Revenues
        Ireland........................                    $ 1,013          $   633         $  2,111       $  2,269
        United States..................                     35,139           30,703           97,933         72,570
        United Kingdom.................                      7,327            6,381           18,923         16,749
        Other countries................                      6,709            7,855           18,665         18,910
                                                           -------          -------         --------       --------
        Total..........................                    $50,188          $45,572         $137,632       $110,498
                                                           =======          =======         ========       ========

     The Company regards its e-Learning solutions as homogenous products and services.

NOTE 5.    ACQUISITIONS

On March 2, 2000, the Company acquired the net assets of Advanced Educational Systems ("AES"), providers of secure e-Testing solutions and services to organizations to support their internal certification and compliance procedures. The consideration for AES in respect of the assets of AES comprises of 103,128 ADSs and $1.6 million in cash. The transaction was accounted for under the purchase method of accounting in accordance with generally accepted accounting principles. Goodwill of approximately $7.3 million was recorded as a result of the acquisition of AES. Goodwill in respect of AES is being amortized on a straight line basis over 10 years.

On April 10, 2000, the Company acquired Learning Productions LLC, a developer of advanced, web-based role play business simulations. The consideration for the outstanding securities of Learning Productions consists of 224,916 ADSs and $4.8 million in cash. The Company has accounted for the acquisition of Learning Productions under the purchase method of accounting in accordance with generally accepted accounting principles. Goodwill of approximately $16.4 million was recorded as a result of the acquisition of Learning Productions. Goodwill in respect of Learning Productions is being amortized on a straight line basis over 10 years.

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

Pro Forma Results of Operations
(unaudited,  in thousands except per share amounts)

                                                                      Nine Months
                                                                  Ended September 30
                                                          ---------------------------------
                                                            1999                     2000
                                                          --------                 --------
Revenues                                                  $138,170                 $111,383
Net loss                                                  $  5,240                 $(28,044)
Net loss per share                                        $   0.10                 $  (0.55)

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

     The migration of new and existing customers to our e-Learning solutions has resulted in the nine months ended September 30, 2000 and will continue to result for the remainder of 2000 in the deferral of a significant portion of our revenues from 2000 into 2001, and, accordingly, a decrease in reported revenues in 2000 compared to 1999 as well as a decrease in reported revenues for each quarter during 2000 as compared to that which would be expected under the software license model. As a result, year over year comparisons between our operating results for each reporting period in 2000 and each reporting period in 1999, including comparisons of revenue and operating expenses as a percentage of revenues, will not necessarily be meaningful measures of our financial performance during 2000. /1/

     In addition, we have made and intend to continue to make significant investments in our e-Learning infrastructure and in building the SmartForce brand. In particular, we have significantly increased and anticipate that we will continue to significantly increase (i) our research and development expenses and capital expenditures to build out our e-Learning infrastructure and
(ii) our sales and marketing expenses to build the SmartForce brand and market presence. As a result of the deferral of revenue under e-Learning agreements and these incremental expenses, we have recorded a net loss in the nine months ended September 30, 2000 and expect to record a net loss for quarter four of 2000. These losses could continue beyond 2000. /1/

     Our e-Learning agreements may have other accounting and operating model consequences that are materially different from our software licensing structure. For example, in the second quarter of 1999, we entered into an agreement with a major customer to provide an outsourced virtual university for technical education. Under the contract, the customer has licensed educational software from us, and has also contracted for professional services, management fees, on-line mentoring services and certain other items. In addition, the agreement provides for the reselling by us of third parties' instructor-led training to the customer. Revenues from the non-software licenses component of this agreement, which represent a substantial majority of the firmly contracted amount with the customer and all of the potential incremental revenues over the firmly contracted amount, will generally be recognized ratably as services are performed, which will have the effect of deferring revenue. Moreover, the gross margins associated with the non-software license components are expected to be substantially lower than the gross margins typically associated with our software license agreements./1/

     We may not be successful in our efforts to migrate our customers to our e-Learning solutions and the economic terms of any arrangements that might be expected may not be as favorable as the traditional licensing agreements. We believe that a lack of success in this regard could have a material negative effect on us.

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

Results of Operations
    The following table sets forth certain consolidated statements of operations data as a percentage of revenues:

                                                            Three Months                       Nine Months
                                                         Ended September 30,                Ended September 30,
                                                         ------------------                 ------------------
                                                         1999          2000                 1999          2000
                                                         ----          ----                 ----          ----
Revenues                                                 100%           100%                 100%          100%
Cost of revenues                                        14.8           16.4                 15.5          16.3
                                                        ----         ------                 ----        ------
Gross Profit                                            85.2           83.6                 84.5          83.7
Operating expenses:
  Research and development                              17.8           24.5                 17.3          27.2
  Sales and marketing                                   44.3           58.0                 47.2          67.4
  General and administrative                             8.0           10.9                  9.4          12.9
  Amortization of acquired intangibles                   3.1            5.1                  1.2           5.7
  Acquired research and development                       --             --                  4.3            --
                                                        ----         ------                 ----        ------
    Total operating expenses                            73.2           98.5                 79.4         113.2
                                                        ----         ------                 ----        ------
Income (loss) from operations                           12.0          (14.9)                 5.1         (29.5)
Other income, net                                        2.4            2.4                  1.7           3.0
                                                        ----         ------                 ----        ------
Income (loss) before provision for income               14.4          (12.5)                 6.8         (26.5)
 taxes
Provision (benefit) for income taxes                     2.2           (0.7)                 1.7          (2.1)
                                                        ----         ------                ----         ------
Net income (loss)                                       12.2%         (11.8)%                5.1%        (24.4)%
                                                        ====         ======                =====        ======

Revenues and Backlog

     Revenues decreased to $45.6 million in the three months ended September 30, 2000 from $50.2 million in the three months ended September 30, 1999, and decreased to $110.5 million in the nine months ended September 30, 2000 from $137.6 million in the nine months ended September 30, 1999.

     The decrease in revenues was attributable to the rapid customer adoption in the nine months ended September 30, 2000 of our e-Learning solutions, for which revenue is generally recognized ratably over the term of the customer agreement and deferred into future periods. Revenues for the nine months ended September 30, 1999 were generated from licenses of software under our historical model, under which revenue is generally recognized annually in advance. Because of our introduction of SmartForce e-Learning, we do not believe that the year over year revenue comparison between the 1999 and 2000 periods is indicative of the growth of our business during the nine months ended September 30, 2000.

     Our backlog increased to $290 million at September 30, 2000 from $256 million at June 30, 2000, $222 million at March 31, 2000 and $190 million at December 31, 1999. Backlog represents the total amount of fully committed contract value that has not been recognized as revenue. The sequential increase in backlog was primarily attributable to the rapid customer adoption of SmartForce e-Learning.

     Revenues in the United States for the three months and nine months ended September 30, 2000 were $30.7 million (or 67% of revenues) and $72.6 million (or 66% of revenues), respectively, compared to $35.1 million (or 70% of revenues) and $97.9 million (or 71% of revenues) for the three and nine month periods ended September 30, 1999, respectively.

     Revenues in the United Kingdom for the three months and nine months ended September 30, 2000 were $6.4 million (or 14% of revenues) and $16.7 million (or 15% of revenues), respectively, compared to $7.4 million (or 15% of revenues) and $19.0 million (or 14% of revenues) for the three and nine month periods ended September 30, 1999, respectively. Revenues in Ireland for the three and nine months ended September 30, 2000 were $0.6 million (or 2% of revenues) and $2.2 million (or 2% of revenues) compared to $1.0 million (or 2% of revenues) and $2.1 million (or 1% of revenues) for the nine months ended September 30, 1999.

     In addition, revenues from outside the United States, United Kingdom and Ireland (principally from Asia Pacific, Europe (other than the United Kingdom and Ireland), Latin America, Canada, South Africa and the Middle East) in the three and nine months ended September 30, 2000 were $7.9 million (or 17% of revenues) and $19.0 million (or 17% of revenues), compared to $6.7 million (or 13% of revenues) and $18.6 million (or 14% of revenues) for the three and nine months ended September 30, 1999.

   The increase in international percentage revenue was due primarily to the rapid adoption of e-Learning in the United States corporate market, resulting in the deferral of a greater proportion of the United States revenue compared to international revenue.

Cost of Revenues

     Cost of revenues includes the cost of materials (such as packaging and documentation), royalties to third parties, the portion of development costs associated with funded development projects and fulfillment costs.

     Gross margins decreased to 83.6% and 83.7%, respectively, in the three and nine months ended September 30, 2000, from 85.2% and 84.5% in the three and nine months ended September 30, 1999. The reductions in gross margins were primarily due to the decrease in revenue in the three and nine months ended September 30, 2000 due to ratable revenue recognition of SmartForce e-Learning as a certain portion of our cost of revenues are fixed, this reduces gross margins slightly. We expect that cost of revenues may fluctuate from period to period in the future based upon many factors, including the rate of migration of our customers to our e-Learning solutions, the revenue mix (between content, e-Learning platform, services and partner's products) and the timing of expenses associated with development and marketing alliances.

Operating Expenses

     Our operating expenses increased in the three and nine months ended September 30, 2000 as compared to the three and nine months ended September 30, 1999, primarily as a result of the growth in our business and our ongoing investments in our e-Learning solutions. In addition, as discussed above, the rapid adoption of our e-Learning solutions in the nine months ended September 30, 2000, resulted in the deferral of revenues into future periods and, consequently a significant increase in operating expenses as a percentage of revenues. Operating expenses for the three and nine months ended September 30, 2000 include amortization of intangibles acquired following the acquisition of Knowledge Well in June 1999, AES in March 2000 and Learning Productions in April 2000. Operating expenses in the three and nine months ended September 30, 1999 included acquired research and development of $5.9 million. Accordingly, year over year comparisons of operating expenses between the 1999 and the 2000 periods are not necessarily meaningful measures of our financial performance during the three and nine months ended September 30, 2000.

Research and Development Expenses

     Research and development expenses consist primarily of salaries and benefits, related overhead costs, travel expenses and fees paid to outside consultants.

     Research and development expenses increased in the three and nine months ended September 30, 2000 to $11.2 million and $30.0 million, respectively, from $8.9 million and $23.9 million in the three and nine months ended September 30, 1999. The increase in research and development is primarily the result of hiring additional research and development personnel, the expansion of our Dublin development center and the continued investment in our e-Learning solutions, all of which were required to develop our e-Learning offerings and to develop the e-Learning infrastructure.

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

     Sales and marketing expenses increased in the three and nine months ended September 30, 2000 to $26.4 million and $74.4 million, respectively, from $22.2 million and $64.9 million for the three and nine months ended September 30, 1999. The increase was primarily attributable to increased marketing expenses associated with our e-Learning solutions, as well as costs associated with an increase in the number of sales personnel. We expect to continue to increase sales and marketing expenses in the future to build the SmartForce brand, to support an increase in our sales force and the expansion of our marketing efforts. /4/

General and Administrative Expenses

     General and administrative expenses consist primarily of salaries and benefits, travel expenses, legal, accounting and consulting fees and related overhead costs for administrative officers and support personnel.

     General and administrative expenses increased in the three and nine months ended September 30, 2000 to $5.0 million and $14.3 million, respectively, compared to $4.0 million and $13.0 million for the three and nine months ended September 30, 1999. We anticipate general and administrative expenses will increase in absolute dollars in future periods due to increases in staffing and infrastructure to support our e-Learning infrastructure and acquisitions. /4/


Amortization of Acquired Intangibles

     Amortization of acquired intangibles for the three and nine months ended September 30, 2000 was $2.3 million and $6.3 million, respectively, compared to $1.6 million and $1.7 million for the three and nine months ended September 30, 1999. Acquired intangibles being amortized include identifiable intangible assets of $35.5 million and goodwill of $47.6 million, which were recorded on the acquisitions of Knowledge Well in June 1999, Dunloe in July 1999, AES in March 2000 and Learning Productions in April 2000.

Other Income, Net

     Other income, net, comprises interest income, interest expense and foreign currency exchange gains and losses.

     We recognized other income, net, of $1.1 million and $3.3 million in the three and nine months ended September 30, 2000, respectively, as compared to other income, net, of $1.2 million and $2.4 million in the three and nine months ended September 30, 1999. Other income for both periods was primarily interest on short term investments. Included in other income, net, was net exchange losses of $0.5 million and $1.0 million for the three and nine months ended September 30, 2000, compared to a net exchange gain of $0.2 million for the three months ended September 30, 1999 and a net exchange loss of $0.5 million for the nine months ended September 30, 1999. The net exchange losses incurred were primarily attributable to the weakening of the Euro and pound Sterling against the U.S. Dollar. The increase in other income for the three and nine months ended September 30, 2000, as compared to the three and nine months ended September 30, 1999 is primarily attributable to greater interest income from higher average cash and short term investment balances as well as higher interest rates.

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

     Our consolidated financial statements are prepared in dollars, although several of our subsidiaries have functional currencies other than the dollar, and a significant portion of our revenues, costs and assets and those of our subsidiaries are denominated in currencies other than their respective functional currencies. We have significant subsidiaries in the United Kingdom, Australia, the Netherlands and Canada whose functional currencies are their local currencies and the majority of whose sales and operating expenses other than cost of goods sold are denominated in their respective local currencies. In addition, our Irish subsidiaries, whose functional currency is the U.S. dollar, incur substantial operating expenses denominated in Irish pounds. Fluctuations in exchange rates may have a material adverse effect on our results of operations, particularly our operating margins, and could result in exchange losses, as it has done in the three and nine months ended September 30, 2000. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted.


     Our subsidiaries in the United Kingdom, Canada, the Netherlands, and Australia, whose functional currencies are their local currencies, had unhedged liabilities denominated in U.S. dollars payable to SmartForce Ireland at September 30, 2000 of $10.5 million, $7.2 million, $5.1 million and $4.5 million, respectively.

     Other income, net may fluctuate in future periods as a result of movements in cash, cash equivalents and short-term investment balances, interest rates, foreign currency exchange rates, asset and investment disposals and write downs.

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

     We recorded a tax benefit, at an effective tax rate of 10%, before amortization of acquired intangibles, in the three and nine months ended September 30, 2000, as a result of the anticipated loss for 2000, which will be recognized for tax purposes by one of our Irish subsidiaries. This Irish subsidiary is taxed at 10%.

Liquidity and Capital Resources

     Cash and short-term investments at September 30, 2000 were $101.4 million compared to $108.2 million at December 31, 1999. Working capital was $109.5 million as of September 30, 2000 compared to $134.1 million as of December 31, 1999. The decrease in cash, short term investments and working capital is due principally to net cash used in investing activities.

Cash flows from operating activities. Net cash provided by operating activities was $1.2 million for the nine months ended September 30, 2000 compared to net cash provided by operating activities of $3.9 million for the nine months ended September 30, 1999. During the three months ended September 30, 2000, we generated $3.2 million from operating activities.

Despite a net loss of $27.0 million for the nine months ended September 30, 2000, as compared to a net income of $7.1 million for the nine months ended September 30, 1999, cash flows provided by operations for the nine months ended September 30, 2000 decreased by $2.7 million from cash flows provided by operations for the nine months ended September 30, 1999. This resulted primarily from an increase in depreciation and amortization, an increase in deferred revenues and a decrease in accrued payroll, related expenses and other accrued liabilities from December 31, 1999 to September 30, 2000.

Cash flows from investing activities. Net cash used by investing activities was $21.2 million in the nine months ended September 30, 2000 compared to net cash used by investing activities of $9.9 million for the nine months ended September 30, 1999. The increase in cash outflow from investing was primarily due to payments, net of cash acquired, on the acquisition of Learning Productions and AES, a minority equity investment in Capella Education and Docent, and increased capital expenditure required to continue to build our e-Learning infrastructure and to support our expanding operations. We expect to make significant investments in our information systems and other capital expenditures projects over the next two years primarily as a result of building the infrastructure for our e-Learning solutions.

Cash flows from financing activities. Net cash provided by financing activities was $10.2 million for the nine months ended September 30, 2000 and 1999. Cash provided by financing activities arose from the exercise of employee stock options.

We believe our existing cash, cash equivalents and short-term investments and cash to be generated from operations will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next twelve months. /5/ We may from time to time consider the acquisition of complementary businesses, products or technologies, which may require additional financing or pursue other strategic capital raising.

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

/5/This statement is a forward-looking statement and actual results may differ materially depending on a variety of factors, including variable operating results or presently unexpected uses of cash such as mergers and acquisitions.

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

     We recently introduced SmartForce e-Learning, a hosted Internet-based learning solution. As a result, we have a very limited experience with these solutions, which makes our historical results of limited value in predicting the potential success of this initiative. The success of this initiative will depend on our ability to build-out and maintain our e-Learning infrastructure, to market and sell the new e-Learning solutions to existing and prospective customers, to create a significant subscriber base for our e-Learning Web site, to host, operate and manage our site, and to attract and retain key management and technical personnel.

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

     Additionally, we intend to make significant investments in our e-Learning infrastructure and in building the SmartForce brand and market presence. In particular, we anticipate that we will significantly increase our research and development expenses and capital expenditures to build out our e-Learning infrastructure, and expect to increase sales and marketing expenses significantly to build the SmartForce brand and market presence. As a result of the deferral of revenue under e-Learning agreements and these incremental expenses, we expect to record a net loss for quarter four of the year 2000. These losses could continue beyond that time.

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

     The marketing efforts of our partners may also disrupt our direct sales efforts. Our development and marketing partners could pursue their existing or alternative training programs in preference to and in competition with those being developed by us. In the event that we are unable to maintain or expand our current development and marketing alliances or enter into new development and marketing alliances, our operating results and financial condition could be materially adversely affected. Furthermore, we are required to pay royalties to our development and marketing partners on products developed with them, which reduces our gross margins. We expect that cost of revenues may fluctuate from period to period in the future based upon many factors, including the mix of e-Learning events licensed (between e-Learning events developed exclusively by us, and royalty-bearing events developed pursuant to development and marketing alliances) and the timing of expenses associated with development and marketing alliances. In addition, the collaborative nature of the development process under these alliances may result in longer development times and less control over the timing of product introductions than for e-Learning offerings developed solely by us.

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

     The success of our e-Learning strategy is highly dependent on the consistent performance of our information systems and Internet infrastructure. If our Web site fails for any reason or if we exercise any unscheduled down times, even for only a short period of time, our business and reputation would be materially harmed. We rely on third parties for proper functioning of our computer infrastructure, delivery of our e-Learning application and the performance of our site. Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. Any system failures could adversely affect customer usage of our solutions and user traffic results in any future quarters, which could adversely affect our revenues and operating results and harm our reputation with corporate customers, subscribers and commerce partners. A key element of our strategy is to generate a high volume of traffic to the Web site and create a significant subscriber base. Accordingly, the satisfactory performance, reliability and availability of our Web site and computer infrastructure is critical to our reputation and ability to attract and retain corporate customers, subscribers and commerce partners. We cannot accurately project the rate or timing of any increases in traffic to our Web site and, therefore, the integration and timing of any upgrades or enhancements required to facilitate any significant traffic increase to the Web site are uncertain. The failure to expand and upgrade the Web site or any system error, failure or extended down time could materially harm our business, reputation, financial condition or results of operations.

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

     In March 2000 we acquired the net assets of AES, providers of e-Testing solutions and services, and in April 2000 we acquired Learning Productions, a developer of web-based role play business simulations. Difficulties in combining the companies, products and technologies could have an adverse impact on our ability to fully benefit from its existing and future investment in this business and on the future prospects for the business, management and professional education software products.

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

Our expense levels are primarily fixed in the short term and we may be unable to adjust spending to compensate for unexpected revenue shortfalls.

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

     The market for e-Learning solutions is highly fragmented and competitive, and we expect this competition to increase. We expect that because of the lack of significant barriers to entry into this market, new competitors may enter the market in the future. In addition to increased competition from new companies entering into the market, established companies are entering into the market through acquisitions of smaller companies which directly compete with us, and we expect this trend to continue. We expect the market to become increasingly competitive due to the lack of significant barriers to entry. We may also face competition from publishing companies and vendors of application software, including those vendors with whom we have formed development and marketing alliances.
     Our primary source of direct competition comes from third-party suppliers of instructor-led information technology, business, management and professional skills education and training as well as suppliers of computer-based training and e-Learning solutions. We also face indirect competition from internal training departments of our potential customers. We also compete to a lesser extent with consultants, value-added resellers and network integrators. Certain of these value-added resellers also market products competitive with ours. We expect that as organizations increase their dependence on outside suppliers of training, we will face increasing competition from these other suppliers as education and training managers more frequently compare training products provided by outside suppliers.

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

     The market price of our ADSs has fluctuated significantly since our initial public offering. We believe that factors such as announcements of developments related to ourselves or our competitors' business, announcements of new products or enhancements by ourselves or our competitors, sales of the ADSs into the public market, developments in our relationships with our customers, partners and distributors, shortfalls or changes in revenues, gross margins, earnings or losses or other financial results from public market expectations, regulatory developments, fluctuations in results of operations and general conditions in our market or the markets served by our customers or the economy could cause the price of the ADSs to fluctuate, perhaps substantially.

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

     The table below presents the principal amount and related weighed average interest rates for our investment portfolio. Our short term investments are all in fixed rate instruments. The principal amounts approximate fair value at September 30, 2000.

     Table of Investment Securities:

                                                                                                        Average
                                                                                        Principal       Interest
                                                                                          Amount          Rate
September 30, 2000                                                                    --------------  -------------
(Dollars in thousands)

   Cash and cash equivalents........................................                     $ 59,532           6.1%
   Short term investments...........................................                       41,903           6.5%
                                                                                         --------
   Total cash and investment securities.............................                     $101,435
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

     During the nine months ended September 30, 2000 we entered into forward currency exchange contracts to hedge identified expenses denominated in Irish pounds. We have not sought to hedge the risks associated with fluctuations in the exchange rates of other currencies against the U.S Dollar, but may undertake such transactions in the future. Any hedging techniques implemented by us may not be successful in eliminating or reducing the effects of currency fluctuations. Fluctuations in exchange rates may have a material adverse effect on our results of operations, particularly our operating margins, and could result in exchange losses. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted.

     Our outstanding foreign currency forward exchange contracts at September 30, 2000, are presented in the table below. The weighted average exchange rate quoted represents the functional currency to the U.S. dollar.

Functional                                    Expected Maturity              Weighted Average
 Currency                   Amount              Quarter Ended                  Exchange Rate
----------               ------------       ---------------------           ------------------
Irish pounds              $ 9,500,000        December 31, 2000                       1.1692
Irish pounds              $ 8,000,000        March 31, 2001                          1.1334
Irish pounds              $ 7,000,000        June 30, 2001                           1.1695
Irish pounds              $ 7,000,000        September 30, 2001                      1.2112
Irish pounds              $ 8,000,000        December 31, 2001                       1.1707
Irish pounds              $10,000,000        March 31, 2002                          1.0722
Irish pounds              $ 5,000,000        June 30, 2002                           1.0757

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

On June 17, 1999, Datatask Pty, Ltd ("Datatask") and Interskill Services, Inc. ("Interskill") filed a complaint against the Company in the Superior Court of the State of Delaware. Datatask and Interskill alleged breach of contract and breach of implied covenant of good faith and fair dealing by the Company under the terms of a distribution agreement. Datatask and Interskill alleged that they suffered financial harm of approximately $5 million as a result of such purported breach. In October 2000, the parties reached a settlement. This settlement did not have a material adverse effect on the Company's financial position or on its financial results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
--------------

        27.1 Financial Data Schedule

(b)  Reports on Form 8-K
------------------------

        We did not file a report on Form 8-K during the three months ended September 30, 2000.




                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SmartForce PLC



Date: November 14, 2000             By:  /s/ Gregory M. Priest
                                         ---------------------
                                         Gregory M. Priest
                                         President and Chief Executive Officer

Date: November 14, 2000             By:  /s/ David C. Drummond
                                         ---------------------
                                         David C. Drummond
                                         Executive Vice President of Finance and
                                         Chief Financial Officer