Form 10-K405
period 2000-12-31
SMARTFORCE PUBLIC LTD CO
filed 2001-04-02
CIK 940181

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K
      (MARK ONE)

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO ________.

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting shares held by non-affiliates of Registrant was $1.4 billion as of March 23, 2001 (excludes 953,002 shares which may be deemed to be held by directors, officers and affiliates of Registrant as of March 23, 2001).

    The number of Registrant's equivalent American Depositary Shares, or ADSs, outstanding as of March 23, 2001 was 52,542,730.

    Portions of Registrant's definitive proxy statement to be delivered to shareholders in connection with Registrant's annual general meeting of shareholders to be held in June, 2001 in Dublin, Ireland, are incorporated by reference into Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference to this Form 10-K, the proxy statement is not deemed to be filed as a part hereof.


================================================================================

                                 SMARTFORCE PLC

                 ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR
                    FROM JANUARY 1, 2000 TO DECEMBER 31, 2000

                                TABLE OF CONTENTS


PART I

  Item 1.  Business...................................................................       4
           --Important Note About Forward-Looking Statements..........................       4
           --General..................................................................       4
           --Industry Background......................................................       4
           --The SmartForce e-Learning Solution.......................................       5
           --Strategy.................................................................       7
           --Products and Services....................................................       8
           --Strategic Alliances......................................................      11
           --Customers................................................................      12
           --Research and Development.................................................      12
           --Intellectual Property and Licenses.......................................      13
           --Competition..............................................................      13
           --Sales and Marketing......................................................      14
           --Employees................................................................      14
Item 2.    Properties.................................................................      14
Item 3.    Legal Proceedings..........................................................      15
Item 4.    Submission of Matters to a Vote of Security Holders........................      15

PART II

Item 5.    Market for Registrants' Share Capital and Related Shareholder Matters......      16
Item 6.    Selected Consolidated Financial Data.......................................      17
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations.................................................................      18
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.................      36
Item 8.    Financial Statements and Supplementary Data................................      38
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure.................................................................      63

PART III

Item 10.   Directors and Executive Officers of Registrant.............................      63
Item 11.   Executive Compensation.....................................................      63
Item 12.   Security Ownership of Certain Beneficial Owners and Management.............      63
Item 13.   Certain Relationships and Related Transactions.............................      63

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K............      64
           Signatures.................................................................      69

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

GENERAL

    We provide comprehensive integrated e-Learning solutions that help businesses support their critical strategic business initiatives and deploy knowledge globally across their extended enterprise of employees, customers, suppliers, distributors and other business partners. Our hosted, scalable e-Learning platform, e3, is an integrated, object based e-Learning architecture that enables us to build e-Learning solutions precisely targeted to an enterprise's specific business requirements. The e3 platform combines a learning management system with access to a comprehensive offering of learning events and resources comprising over 4,000 hours of e-Learning content, as well as 2,500 hours of localized content, online SmartSeminars(TM), 24x7 SmartMentoring(TM), SmartSimulations, e-Testing, articles, peer-to-peer collaboration and online workshops. The object-based architecture of our platform, together with a set of content authoring and publication tools, allows us to deliver customized e-Learning solutions to help organizations meet their corporate objectives and train their employees and business partners quickly, effectively and efficiently. Our e-Learning solutions also provide individuals access to dynamic, continuously updated learning events so they can personalize their e-Learning environment to meet their specific educational and career objectives. In addition, we provide tracking, assessment and feedback tools which help users better understand their educational progress and managers track and assess the effectiveness of their training initiatives.

    Our learning environment covers a wide variety of business topics, including e-Business, business skills, interpersonal skills, information technology, or IT, customer relationship management and project management. We develop our content in collaboration with leading e-Business, business and technology providers, including Ariba, BroadVision, Provant, Microsoft, Cisco, Informix, Intel, Lotus, Netscape, Novell, Oracle, Rational Software, SAP and jCert, a collaboraton between BEA Systems, Hewlett Packard, IBM, Oracle, Sun Microsystems, Sybase and iPlanet E-Commerce solutions. As of December 31, 2000, we had over 2,500 corporate customers, including AT&T, British Airways, Compaq, CSC, Dell, Deloitte & Touche, E-Trade, United States Air Force, Lucent Technologies, MCI WorldCom, Bank of America, PricewaterhouseCoopers, Reuters, Sprint and Unisys.

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

INDUSTRY BACKGROUND

     Businesses face an increasingly challenging environment characterized by rapid technological advancements changes in business models, increased globalization and escalating competitive forces. A principal source of competitive advantage in this changing environment is the depth, breadth and timeliness of the knowledge and skills possessed by a business' entire workforce. Businesses must develop strategies to continually innovate and distribute knowledge rapidly and effectively throughout their global organizations as well as throughout their extended enterprise of customers, suppliers, distributors and other business partners. To effectively compete, organizations must seek innovative ways to collaborate across borders and languages and train their employees throughout the extended enterprise in less time and less money than ever before. As employee training has become an integral component of business strategy, organizations have increased their spending on learning in the enterprise.

    The emergence of the Internet as a medium for commerce has dramatically accelerated these trends, requiring companies to continually reinvent themselves to respond to the rapidly changing marketplace. By providing organizations with the means to innovate and transform their traditional business processes and models, the Internet has prompted organizations to re-educate their workforce to successfully compete in this increasingly complex working environment. As the speed of technological change continues to increase, the life-span of the knowledge and skills of employees continues to shrink and companies find it even more critical to develop quick, efficient and effective means to continually keep their employees' skills current and assist them in developing new skills. The Internet has also provided the need and the means to integrate members of a company's extended enterprise into its business model. By educating the extended enterprise, businesses can more effectively reduce the time-to-market of new products and services, improve the productivity of sales channels and reduce customer support costs, which can enhance their competitive advantage.

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

    In response to the historical shortcomings of instructor-led training programs, companies are spending increased amounts on technology-based training. First generation technology-based training products such as interactive courseware delivered through corporate networks or the Internet address many of the shortcomings of instructor-led training. However, the rapid growth and development of the Internet creates opportunities for providers to build upon the benefits of these methods to design and deliver new and more powerful customizable learning offerings. The Internet allows for the creation of an application infrastructure that enables businesses to customize and personalize the learning process, effectively assess skill levels and manage learning outcomes and connect learners in real-time with online experts. Additionally, the Internet provides a more effective medium for deploying and delivering content to widely dispersed operations and the extended enterprise and improves the means of product and user support. Moreover, the Internet allows companies to outsource their learning infrastructure allowing them to focus on their core competencies.

    A number of providers are using the Internet as a delivery mechanism for courseware. However, these products fail to leverage the power of the Internet to transform the training process. As a result, there is a significant opportunity for integrated e-Learning solutions that combine a comprehensive body of instructional content and an advanced learning management system with an array of content authoring and publication tools to provide an enabling infrastructure for learning throughout the extended enterprise.


THE SMARTFORCE E-LEARNING SOLUTION

    We provide businesses with fully hosted e-Learning solutions that help gain a competitive advantage by training their employees and partners more quickly, efficiently and effectively.

Key elements of the SmartForce e-Learning solution are:

        INTEGRATED E-LEARNING PLATFORM. The SmartForce e-Learning platform is the underlying infrastructure for our e-Learning solutions. Our platform is based on e3, an integrated, object based application architecture, enabling us to build e-Learning solutions precisely targeted to an enterprise's strategic business initiatives and requirements. Incorporating emerging Internet technologies, our platform includes a content management system which allows us to deliver our extensive body of e-Learning content in the form of learning objects that can be combined into learning paths that are customized for each organization and personalized for the individual learner. e3 is also an open architecture incorporating industry standards, enabling customers to integrate internally created and third party content. The platform also features a learning management system that allows customers to track and manage e-learning content at the object level.


        COMPREHENSIVE BUSINESS CONTENT. Our learning environment offers a broad range of learning objects on a variety of business topics, including e-Business, information technology, business skills, customer relationship management and project management. We develop our learning objects in collaboration with leading business, e-Business and technology providers, including Provant, Ariba, BroadVision, Microsoft, Cisco, Informix, Intel, Lotus, Netscape, Novell, Oracle, Rational Software, and SAP. Our offerings include over 4,000 hours of e-Learning content, online SmartSeminars(TM), 24x7 SmartMentoring(TM) in English, German, Spanish and Italian, SmartSimulations, e-Testing, articles, online workshops and other peer-to-peer collaborative events. Our platform allows our learning objects to be assembled into personalized learning paths to meet specific educational objectives.

        E-LEARNING TOOLS. We provide a variety of e-Learning tools that allow our customers to customize the e-Learning environment to meet their specific needs, to assess the educational progress of learners and to generate reports to monitor training effectiveness. Our content authoring and publication tools enable customers to create their own learning objects and integrate them into our learning environment. Our e-Testing and Fast Track assessment tools help learners avoid unnecessary and duplicative training and give them the ability to effectively assess skill levels and manage learning outcomes to meet their specific educational objectives. Our reporting tools allow managers to generate a broad range of customized reports to track the effectiveness of training programs.

STRATEGY

    Our objective is to be the leading provider of comprehensive, integrated e-Learning solutions to businesses and their extended enterprises. Key elements of our strategy include:

        EXPAND OUR E-LEARNING PLATFORM. We intend to continue to expand our e-Learning platform in order to provide a more comprehensive solution which can be tailored to meet our customers specific requirements. We expect to continue to add functionality to our e3 application architecture and our learning management system to further enhance the effectiveness of the learning experience. We intend to continue to research and invest in new technology initiatives to expand the capabilities of our e-Learning platform.

        CONTINUE TO OFFER A BROAD RANGE OF E-LEARNING CONTENT. We expect to continually expand the number and types of e-Learning offerings in order to provide the most comprehensive, global and educationally-rich solutions available. For example, we plan to leverage our streamlined development process engine to aggressively expand our comprehensive body of e-Learning content. We also expect to continue investing in localization of content to further enhance our existing global e-Learning offerings.

        DEVELOP AND EXPAND ALLIANCES WITH CONTENT PARTNERS. We intend to continue to enter into development and marketing alliances with key business, e-Business, vertical market and technology vendors to produce and market vendor-specific authorized training programs. We believe these alliances provide a number of competitive advantages, including access to partners' product development plans, source material, and distribution channels as well as significantly accelerating our introduction of new content offerings. We intend to expand our existing relationships and to enter into relationships with new content partners, including leaders in emerging Internet technologies, vertical markets and providers of business skills material. For example, we entered into alliances with Provant, BroadVision, KeepSmart, jCert and Ariba in 2000 which further enhanced the breath of our e-Learning offerings for our existing customers as well as creating access to a new category of customers.

        DEVELOP ADDITIONAL E-LEARNING PLATFORM PARTNERSHIPS. We plan to expand and strengthen our partnerships with companies to provide SmartForce e-Learning as the platform for their e-Learning initiatives. For example, we recently entered into an agreement with Yahoo! Inc. to provide the underlying e-Learning infrastructure for Corporate Yahoo!. Our e-Learning solutions will be a core application made available to enterprises that deploy the Corporate Yahoo! Portal allowing Corporate Yahoo! customers to support enterprise e-Learning initiatives. We also recently entered a strategic alliance with Deloitte Consulting to position SmartForce e-Learning as a core platform for Deloitte Consulting's e-Learning consultancy practice. We believe that these relationships provide us with significant opportunity to target new markets and expand the reach of our e-Learning solutions.

        EXPAND CHANNELS OF DISTRIBUTION AND INTERNATIONAL PRESENCE. We have primarily targeted Fortune 3000 companies and other major U.S. and international organizations through our direct sales force. We intend to expand our indirect sales channels and telesales efforts to target companies beyond the Fortune 3000 and to accelerate our market penetration worldwide. For example in 2000 we entered into distribution agreements with distribution partners in Hong Kong, Italy, Malaysia, Latin America and Spain which we believe will expand the presence of SmartForce e-Learning in the global marketplace.

PRODUCTS AND SERVICES

    SMARTFORCE E-LEARNING SOLUTIONS

    SmartForce e-Learning Solutions consist of a fully hosted, integrated e-Learning platform, a learning management system, a large body of learning objects, a suite of publication, custom content, assessment and management tools and a range of related services. Our solutions are designed to scale from a single learner to a worldwide organization and to support organizations in their critical business initiatives.

    We license our solutions primarily through e-Learning rental agreements under which customers receive access to our solutions for one or more years. Our pricing varies based on the quantity of e-Learning content and other learning events selected, the number of users, the length of the contract and the degree of professional services selected. Volume and multi-year discounts encourage customers to expand e-Learning rental agreements as their needs grow and as they become more familiar with our offerings.

        SmartForce e-Learning Platform

    Our e-Learning platform features a content management system for the delivery of instructional content and a learning management system that allows customers to manage all aspects of their training programs. Our e-Learning platform is based on an integrated object based e-Learning application architecture, called e3, through which all e-Learning content is broken down into individual objects, each covering a single, discrete learning objective. A learning object can be based on any e-Learning medium for example a lesson, a seminar, a role play simulation or lab. We use our learning object framework to provide flexible, comprehensive, and integrated e-Learning solutions tailored precisely to enterprise and learner needs.

     Our content management system employs mass customization technology, which allows us to customize the environment for each corporate customer and to personalize the learning experience for each learner based on the learner's interests, career objectives and job profile. Corporate customers can customize the environment by selecting from our wide selection of learning options and by integrating their own content into our environment. Through the use of Macromedia's Dreamweaver and other content authoring and publication tools, our customers can create their own learning events which incorporate their own courseware and other proprietary material. This allows customers to create learning paths that address their specific needs and which provide each individual learner with a personalized view into the environment.

     Our platform also includes an advanced learning management system to deploy, administer, track and manage everything from e-learning objects to organization skills competency inventory to any custom content created in compliance with industry standards and instructor-led training. Our learning management system assists managers track and assess the effectiveness of their training initiatives as well as a variety of assessment and feedback tools to help users better understand their educational progress.

     We also offer Internet-based tools that allow our customers to track, monitor, and analyze each learner's progress through the assigned learning path. Managers can use these tools to measure the effectiveness of learning programs and evaluate the return on learning investments.

     Our platform is deployed through an Internet infrastructure that integrates the Internet technologies from HP(TM), Exodus(TM), USi(TM) Oracle(TM), Microsoft(TM) and BroadVision(TM).

     SmartForce e-Learning Environment

     Our hosted learning environment includes a variety of integrated learning events and objects, including over 4,000 hours of e-Learning content, access to SmartMentoring, online SmartSeminars, online workshops and labs, virtual classrooms and other peer-to-peer collaboration offerings. Our environment leverages emerging technologies to create e-Learning events that combine the benefits of traditional learning with the flexibility and immediacy of the Internet.

     We offer over 4,000 hours of e-Learning content segmented into over 20,000 learning objects, covering a variety of business education topics, including e-Business, business skills, interpersonal skills, IT, customer relationship management and project management. In general, our learning objects combine text, graphics, animation, audio, questions and exercises to create a rich, highly interactive learning experience for the user. All of our learning objects have been designed to take advantage of the capabilities of our e-Learning platform including online interaction with mentors, and interaction with other students in chat rooms and discussion boards, as well as links to supplementary resources.

     Our content is organized into learning paths and are designed to cover specific aspects of e-Business, business and IT. An e-Learning path is a collection of learning objects arranged together to achieve a specific instructional purpose. Each learning path provides comprehensive training in an area of business and technology such as e-Business, interpersonal skills, sales and marketing, application software, operating systems, networking, graphical user interfaces and database design and Internet technologies. Our business and interpersonal skills offerings are organized into competencies and are designed to address a number of business interests such as management, sales, marketing and finance.

     We provide localized e-Learning content in a number of languages, which further enhances our position in the learning marketplace as a global e-Learning company. As of December 31, 2000, we had e-Learning content in 10 languages other than English, which include German, French, Spanish, Portuguese, Japanese, Italian, Greek, Dutch, Korean and Finnish.

     SmartMentoring. We also offer the services of online mentors as a resource for learners to help them more effectively grasp the materials covered by lessons and to pass vendor certification exams. SmartMentoring focuses on integrating Internet technologies with proven learning methodologies to deliver Internet-based, certification-level mentoring services to students worldwide. SmartMentoring provides access to a team of vendor-certified mentors, known as learning advisors, who are available twenty-four hours a day, seven days a week. This methodology enables students to receive real time personalized assistance when they need it through online chats and threaded discussions, email, lab exercises, and newsgroups. The learning advisors proactively guide the student's e-Learning experience, keep in regular contact with students providing practical questions and exercises aimed at motivating the student to achieve their learning goals. The company pairs certain certification tracks covered by approved courseware, including Microsoft, Novell, Lotus Notes and Cisco, with a team of learning advisors, to provide flexible, self-paced study over the Internet.

    SmartSeminars. Our SmartSeminars are web-based expert-led learning events that bring together streamed audio and video, graphics and animation, and interactive collaborative learning features to create a rich learning environment and present learners with current information on key business, e-Business, information technology and related topics. SmartSeminars incorporate an interview with an independent expert in a chosen field. The interview is delivered using streaming technologies and may be accompanied by a slide presentation or other graphics and animation. SmartSeminars also include a real time question and answer session, allowing participants to discuss in real time the topics covered in the presentation.

    We host SmartSeminars on our Web site and broadcast them as real time events. Following the live broadcast, each SmartSeminar is archived on our Web site for future viewing.

    Other Collaborative Events. We offer our customers access to a variety of collaboration options, including virtual classrooms, online workshops, online labs, user forums, expert-led forums, chat rooms and threaded discussions. Collaboration facilitates the learning process by offering real-time human interaction, a personalized learning experience and situation specific advice. These dynamic learning options reinforce formal instruction through peer-to-peer interaction.

    Assessment Tools. We offer two assessment tools to our customers: FastTrack Assessment and FastTrack Test Prep. FastTrack Assessment is a proficiency test, which profiles the learners' progress, enabling them to skip the areas of training which are not required based on their progress to date. FastTrack Test Prep simulates a certification exam environment, where the learner is given challenging, scenario based questions to answer within a time frame. On completion of the FastTrack Test Prep the learner can check their score, access detailed explanations and see how questions relate to exam objectives.

      Professional Services

    We also offer comprehensive services to our customers to assist them in the implementation of our e-Learning platform and to allow them to further customize their e-Learning solution. Services include e-Learning consulting, development and implementation of competency-based learning models, platform customization, custom content creation, the creation of blended curricula of e-Learning and traditional learning, custom report design, enterprise systems integration and Web site development.

    OTHER PRODUCTS

    Historically, our customers have deployed our content using a variety of technologies, primarily using local and wide area networks and corporate intranets. We have developed a number of products that address these delivery methods, including CBTWeb(TM), CBTWeb Plus(TM) and CBT Campus(TM).

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

STRATEGIC ALLIANCES

    We have entered into, and will continue to expand, our relationships with leading content partners, vendors of software products and e-Learning partners in the markets of e-Business, business, interpersonal and professional skills, vertical education and training and IT.

        DEVELOPMENT AND MARKETING ALLIANCES. We have entered into alliances with Ariba, BroadVision, Provant, KeepSmart, Cisco, Informix, Intel, Lotus, Microsoft, Netscape, Novell, Oracle, SAP and the jCert consortium a collaboration between BEA Systems, Hewlett Packard, IBM, Oracle, Sun Microsystems, Sybase and iPlanet E-Commerce solution. We formed the Internet Security Training Consortium to develop and market training content which addresses the Internet security training needs of enterprises worldwide with leading technology companies including Check Point, Cisco, IBM, Intel, the Javasoft business unit of Sun Microsystems, Lotus, Netscape, Network Associates, RSA Security, Security Dynamics, Hewlett-Packard and VeriSign. Through our acquisition of Knowledge Well, we have a strategic agreement with Kansas State University to develop long distance business degree programs and also business courses for credit at the university. Additionally, we believe our development alliances offer a number of competitive advantages, which may include early access to business content and partners pre-released products as well as software engineers and technical advisors for assistance in developing our e-Learning solutions. With the approval of the development partner, products developed under the relationship can be identified as authorized by that content partner, which we believe improves the marketability of such courses. In addition, these alliances may result in additional distribution channels for us by allowing each party to distribute courses to its respective customer base. In some of these alliances, the software vendor has contributed financial resources toward the development of specified courses. We believe that these alliances also provide significant benefits to the content partner by allowing them to achieve additional market penetration generated by increasing the base of trained users. These relationships enable us to offer business, IT and other content and technologies to our customers, which we may not otherwise have access to and allows us to offer to our customers the most comprehensive and advanced e-Learning solutions available.

        E-LEARNING PARTNERS. We have entered into e-Learning partnerships with Dell, Microsoft and Yahoo! Inc. In 1999, we developed an online university, called EducateU, using our e-Learning platform which we host for both Dell customers and visitors to Dell Web sites. Through our relationship with Microsoft we offer a dedicated e-Learning Web site exclusively for Microsoft certified professionals. Through our partnership with Yahoo! Inc. our e-Learning solutions will be a core application made available to enterprises that deploy the Corporate Yahoo! Portal allowing Corporate Yahoo! customers to support enterprise e-Learning initiatives.

        OTHER RELATIONSHIPS. We entered into other strategic relationships to further enhance our students learning experience. We have entered into relationships with WebEx and Mentor Technologies to add significant knowledge sharing capabilities to our e-Learning platform through such offerings as virtual classrooms, workshops and online Cisco labs. During 2000, we formed a partnership with Capella University to provide content for Capella University's undergraduate information technology courses and degree program by integrating our e-Learning solutions with Capella University's online, instructor led curriculum.

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

    No customer accounted for more than 5% of revenues in 2000, although a single customer can account for a significantly higher percentage of our quarterly revenues. Accordingly, failure to achieve a forecasted sale on schedule can have (and did have in the third quarter of 1998) a material adverse effect on backlog, which could similarly effect quarterly operating results.

RESEARCH AND DEVELOPMENT

    We believe that the development of an effective training product requires the convergence of source material, instructional design and computer technology. In developing a new learning event, we first obtain content through our content partners and other subject matter experts, existing courses and product reference materials. Our development team then writes a script for the learning event which includes a structure covering all of the relevant concepts, tasks to be completed, and interactive features of the learning event as well as tests which allow the user to measure his or her achievement and reinforce the lesson. When we develop a script for a new learning event, our developers, working with animators, simulation programmers and graphic designers, simultaneously plan and develop the various elements, which are then integrated into a learning event. After the integration process, we test the learning event to ensure that it has the capability to deliver the desired level of education and training.

    The core element of our e-Learning solution development process is our streamlined development process engine. This engine is an environment comprised of our own proprietary software together with off-the-shelf tools, which we have optimized to allow us to create our interactive education learning events. We believe that our product development engine provides us with a significant competitive advantage by allowing us to quickly and efficiently create and continually update modular learning events and enhance, on an ongoing basis, the multimedia content of such learning events. Our e-Learning offerings generally have a common format and therefore have a recognizable and consistent interface which makes them easier to support. Our research and development goal is to further enhance our product development engine so as to facilitate the continual evolution of our offerings and ensure that our educational programs are able to incorporate a wide variety of multimedia elements.

    We perform substantially all of our research and development activities at our product development center in Dublin, Ireland. From time to time, we subcontract third party services to develop portions of particular learning events. All products produced using such services remain our sole property. Our research and development expenses totaled $25.8 million in 1998, $31.7 million in 1999 and $42.1 million in 2000. During 2000, our research and development staff grew from 428 to 520 employees. We intend to continue to make substantial investments in research and development.


INTELLECTUAL PROPERTY AND LICENSES

    We regard our technology as proprietary, and we rely primarily on a combination of copyright, trademark and trade secret laws, customer licensing agreements, employee and third-party nondisclosure agreements and other methods to protect our proprietary rights. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our e-Learning content and technology without our authorization, or to independently develop e-Learning content and technology. Furthermore, the laws of certain countries in which we sell our products do not protect our intellectual property rights to the same extent as do the laws of the United States. Although we generally do not include in our e-Learning offerings any mechanisms to prevent or inhibit unauthorized use, we do require our customers to execute a license agreement which contains restrictions on the copying and use of our products. However, our means of protecting our proprietary rights may not be adequate. Alternatively, our competitors could independently develop technology similar to ours without infringing our proprietary rights. If our products or other elements of our intellectual property were copied or otherwise misappropriated, our business and operations could be significantly adversely affected.

    There has been a substantial amount of litigation in software and Internet industries regarding intellectual property rights. Third parties could in the future claim that our current or future products infringe on the proprietary rights of others. Any claims, with or without merit, could be time-consuming, resulting in costly litigation or product shipment delays or could require us to enter into royalty or licensing agreements. If such royalty or licensing agreements were required, they may not be available on terms acceptable to us, or at all, which could seriously harm our business.


COMPETITION

    The market for business education training solutions is highly competitive, constantly evolving and subject to rapidly emerging technologies. The market is highly fragmented with no single competitor accounting for a dominant market share. We compete primarily with e-Learning companies, computer-based training companies, instructor-led training vendors and education platform providers. In addition to increased competition from new companies entering into the market, established companies are entering into the e-Learning market through acquisitions of smaller companies, which directly compete with us. We expect the e-Learning market to become increasingly competitive due to the lack of significant barriers to entry. We may also face competition from publishing companies and vendors of application software, including those vendors with whom we have formed development and marketing alliances.

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

    Although we believe that our e-Learning solutions currently compete favorably with respect to these factors, our market is relatively new and is evolving rapidly. We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, technical, sales, marketing and other resources. Many of our current and potential competitors also have greater name recognition than we do. We believe our success will depend on our ability to expand our e-Learning offerings, adopt new technologies and continue to offer the most extensive and educationally rich e-Learning solutions available in our industry. However, we may be unable to provide products that compare favorably with new instructor-led techniques or the e-Learning offerings of our competitors. Competitive pressures may also force us to reduce the prices of our products significantly.

SALES AND MARKETING

    In 2000, our products were marketed in over 40 countries. We market and sell our products and services through direct and indirect channel sales forces which, as of December 31, 2000, consisted of 523 people worldwide, of which 303 were located in the United States. Our sales offices are located in the United States, the United Kingdom, Australia, the Middle East, the Benelux and Scandinavian countries, Canada, New Zealand, France, Germany, Singapore and South Africa. We also engage in selling efforts through our telesales organization which, as of December 31, 2000, employed 301 people worldwide, of which 261 were located in the United States. In order to accelerate our worldwide market penetration, we are broadening our sales strategy by expanding our indirect sales channels. Our indirect sales channels give us access to a more diverse client base, which we otherwise would not be able to reach in a cost-effective manner through our direct sales force. Our development and marketing partners also generally have the right to resell products developed under their alliances with us.

EMPLOYEES

    As of December 31, 2000, we employed 1,684 people. Of these employees, 824 were engaged in sales and marketing, 164 in management, administration and finance, 176 in fulfillment and learning advisory positions and 520 in product development. As of December 31, 2000, 763 employees were located in the United States, 545 in the Republic of Ireland, 187 in Canada, 61 in the United Kingdom, 61 in Australia, 24 in the Benelux and Scandinavian countries, 12 in South Africa, 9 in New Zealand, 7 in the Middle East, 4 in Germany, 4 in France and 7 in Singapore. None of our employees are subject to a collective bargaining agreement and we have not experienced any work stoppages. We believe that our employee relations are good.

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

ITEM 2.   PROPERTIES

    We conduct our operations primarily out of facilities located in Dublin, Ireland; Fredericton, Canada; Redwood City, California; Scottsdale, Arizona; and Clearwater, Florida. In Dublin, we currently occupy four properties, one of which comprises approximately 60,000 square feet and houses our product development center, another which comprises approximately 19,500 square feet which is occupied by our product development and fulfillment operations. We have not yet entered into a lease for the property occupied by our main product development center in Dublin. We currently lease approximately 50,000 square feet in Fredericton 41,000 square feet at our United States headquarters in Redwood City, 46,000 square feet in Scottsdale, and 19,239 square feet in Clearwater. We use our Fredericton facility to house our mentoring operations and professional services personnel. We use our Clearwater facility to house our direct telesales operation. We use our Scottsdale facility to house our channel organizations and a number of our professional services personnel. We also lease sales office space in a number of other countries including the United Kingdom, Australia, New Zealand, the Middle East, the Benelux and Scandinavian countries, Canada, France, Germany, Singapore and South Africa.

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

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S SHARE CAPITAL AND RELATED SHAREHOLDER
          MATTERS

Our ADSs are traded in the Nasdaq National Market under the symbol SMTF. Our ADSs had been quoted in the Nasdaq National Market since our initial public offering on April 13, 1995. Prior to the initial public offering, there was no public market for our securities.

    The prices per ADS reflected in the table below represent the range of high and low closing prices reported in the Nasdaq National Market for the periods indicated.


FISCAL 2000                                                                    HIGH      LOW
-----------                                                                   ------    ------
Fourth quarter ended December 31..........................................    $57.25    $26.45
Third quarter ended September 30..........................................     55.38     42.63
Second quarter ended June 30..............................................     54.00     29.88
First quarter ended March 31..............................................     60.88     28.25

FISCAL 1999                                                                    HIGH      LOW
-----------                                                                   ------    ------
Fourth quarter ended December 31..........................................    $35.13    $16.38
Third quarter ended September 30..........................................     30.06     16.44
Second quarter ended June 30..............................................     18.06      8.94
First quarter ended March 31..............................................     19.13     11.44


    As of February 28, 2000, we had 14 holders of ordinary shares of record.

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

IRISH STAMP DUTY

    Stamp duty, which is a tax on certain documents, is payable on all transfers of ordinary shares in companies registered in Ireland wherever the instrument of transfer may be executed. In the case of a transfer on sale, stamp duty will be charged at the rate of IRPound 1 for every IRPounds 100 (or part thereof) of the amount or value of the purchase price. Where the consideration for the sale is expressed in a currency other than Irish pounds, the duty will be charged on the Irish pound equivalent calculated at the rate of exchange prevailing on the date of the transfer. In the case of a transfer by way of gift, subject to certain exceptions, or for considerations less than the market value of the shares transferred, stamp duty will be charged at the above rate on such market value.

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


ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated financial data for each of the five years in the period ended December 31, 2000 and at December 31, 2000, 1999, 1998, 1997 and 1996 should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and their related notes included elsewhere in this Annual Report on Form 10-K. The results of operations for each of the three years in the period ended December 31, 2000 and the balance sheets as at December 31, 2000 and 1999 are derived from our audited consolidated financial statements included herein, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The data at December 31, 1996, 1997 and 1998 and for the years ended December 31, 1996 and 1997 is derived from our audited consolidated financial statements prepared in accordance with U.S. GAAP not included herein. The consolidated statements of operations data for any particular period are not necessarily indicative of the results of operations for any future period, including our fiscal year ending December 31, 2001.


                                                                                  YEARS ENDED DECEMBER 31,
                                                            --------------------------------------------------------------------
                                                              1996           1997           1998           1999           2000
                                                            --------      ---------      ---------      ---------      ---------
                                                                           (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues ..............................................     $ 87,364      $ 137,047      $ 162,232      $ 197,754      $ 168,197
Cost of revenues ......................................       15,445         22,502         25,137         29,675         27,452
                                                            --------      ---------      ---------      ---------      ---------
Gross profit ..........................................       71,919        114,545        137,095        168,079        140,745
Operating expenses:
    Research and development ..........................       14,502         20,878         25,832         31,713         42,085
    Sales and marketing ...............................       39,288         59,160         75,395         93,841        105,618
    General and administrative ........................        9,075         11,601         15,893         17,042         19,703
    Amortization of acquired intangibles ..............           --             --             --          3,441          8,603
    Acquired research and development .................        2,799          4,097             --          5,900             --
    Costs of acquisitions .............................        2,155          1,534          5,505             --             --
                                                            --------      ---------      ---------      ---------      ---------
       Total operating expenses .......................       67,819         97,270        122,625        151,937        176,009
                                                            --------      ---------      ---------      ---------      ---------
Income/(Loss) from operations .........................        4,100         17,275         14,470         16,142        (35,264)
Other income, net .....................................        2,825          4,710          4,734          3,192          4,372
                                                            --------      ---------      ---------      ---------      ---------
Income/(Loss) before (provision)/benefit for
   income taxes .......................................        6,925         21,985         19,204         19,334        (30,892)
(Provision)/Benefit for income taxes ..................       (2,419)        (3,916)        (2,666)        (3,708)         2,229
                                                            --------      ---------      ---------      ---------      ---------
Net income/(loss) .....................................     $  4,506      $  18,069      $  16,538      $  15,626      $ (28,663)
                                                            ========      =========      =========      =========      =========
Net income/(loss) per share:
      Basic ...........................................     $   0.12      $    0.45      $    0.38      $    0.33      $   (0.56)
                                                            ========      =========      =========      =========      =========
      Diluted .........................................     $   0.11      $    0.41      $    0.36      $    0.30      $   (0.56)
                                                            ========      =========      =========      =========      =========



                                                                                AS OF DECEMBER 31,
                                                            ------------------------------------------------------------
BALANCE SHEET DATA:                                           1996         1997         1998         1999         2000
                                                            --------     --------     --------     --------     --------
Cash, cash equivalents and short-term investments .....     $ 54,023    $ 71,543     $102,034     $108,173     $107,957
Working capital .......................................       52,055      84,018      116,841      134,121      112,382
Total assets ..........................................       96,662     141,329      190,244      289,717      334,783
Shareholders' equity ..................................       68,248     107,679      154,801      242,723      245,638

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto contained in Item 8 of this Annual Report on Form 10-K.

OVERVIEW

    We provide comprehensive, integrated e-Learning solutions that help businesses deploy knowledge across their extended enterprise of employees, customers, suppliers, distributors and other business partners. Our hosted e-Learning platform provides access to a comprehensive offering of learning events and resources. Our platform allows organizations to customize their e-Learning environment to meet their corporate objectives and to train their employees and business partners quickly, efficiently and effectively. Our e-Learning solutions also provide individuals access to dynamic, continuously updated learning events so they can personalize their e-Learning environment to meet their specific educational and career objectives. Our platform also includes a learning management system to help managers track and assess the effectiveness of their training initiatives as well as a variety of assessment and feedback tools to help users better understand their educational progress.

    Prior to 2000, we derived our revenues primarily under a software license model pursuant to license agreements under which customers license usage of delivered software products for a period of one, two or three years. On each anniversary date during the term of multi-year license agreements, customers have been generally allowed to exchange any or all of the licensed products for an equivalent number of alternative products within our library. The first year license fee has historically been generally recognized as revenue at the time of delivery of all products, provided a signed contract or other persuasive evidence of an arrangement exists, our fees are fixed or determinable and collections of accounts receivable are probable. Subsequent annual license fees under the software license model are recognized on each anniversary date, provided a signed contract or other persuasive evidence of an arrangement exists, our fees are fixed or determinable and collections of accounts receivable are probable. Revenues from license agreements providing product exchange rights other than annually during the term of the agreement are deferred and recognized ratably over the contract period.

    During 2000 we migrated the majority of our business from the software license model to an e-Learning rental model, under which we rent to our customers access to our learning environment for a certain period of time, such as one, two or three years. Under the e-Learning rental model, revenue derived from e-Learning rental agreements is generally deferred and recognized ratably over the term of the relevant agreement, rather than annually in advance as was the case under the historical software license model, provided a signed contract or other persuasive evidence of an arrangement exists, our fees are fixed or determinable and collections of accounts receivable are probable.

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

    In addition, we derive revenues from sales of our products, which are recognized upon shipment, net of allowances for estimated future returns and for excess quantities in distribution channels, provided persuasive evidence of an arrangement exists, our fees are fixed or determinable and collections of accounts receivable are probable.

    The migration of the majority of our business to the e-Learning model resulted in the deferral of a significant portion of our revenues from year 2000 into 2001, and, accordingly, a decrease in reported revenues in year 2000 compared to year 1999 as well as a decrease in reported revenues for each quarter during year 2000 as compared to that which would be expected if all revenues were recognized under the software license model. As a result, year over year comparisons between our operating results for each reporting period in 2000 and each reporting period in 1999, including comparisons of revenue and operating expenses as a percentage of revenues, will not necessarily be meaningful measures of our financial performance during 2000.

    In addition, we have made and intend to continue to make significant investments in our e-Learning infrastructure and in building the SmartForce brand. In particular, we have significantly increased and anticipate that we will continue to significantly increase (i) our research and development expenses and capital expenditures to build out our e-Learning infrastructure and
(ii) our sales and marketing expenses to build the SmartForce brand and market presence. As a result of the deferral of revenue under e-Learning agreements and these incremental expenses, we recorded a net loss in 2000.

    Our e-Learning agreements may have other accounting and operating model consequences that are materially different from our software licensing structure. For example, in the second quarter of 1999, we entered into an agreement with a major customer to provide an outsourced virtual university for technical education. Under the contract, the customer has licensed educational software from us, and has also contracted for professional services, management fees, on-line mentoring services and certain other items. In addition, the agreement provides for the reselling by us of third parties' instructor-led training to the customer. Revenues from the non-software licenses component of this agreement, which represent a substantial majority of the firmly contracted amount with the customer and all of the potential incremental revenues over the firmly contracted amount, will generally be recognized as services are performed, which will have the effect of deferring revenue. Since that time, an increasing number of customers, including most of our largest customers, have purchased a variety of different products and services from us, with different revenue recognition and operating model profiles. We expect to continue to experience increasing numbers of customers who fit this profile in the future.(1)

    Moreover, the gross margins associated with the non-software license and non-rental components (and in particular the resale of third-party instructor-led training) are expected to be substantially lower than the gross margins typically associated with our software license agreements. (2)

    In recent years, we have entered into several content development and marketing alliances with key vendors of technology software under which we develop e-Learning content for training on specific products. Under certain of our development and marketing alliances, our partners have agreed to fund certain product development costs. We recognize such funding as revenues on a percentage of completion basis, and the costs associated with such revenues are reflected as cost of revenues. These agreements have the effect of shifting expenses associated with developing certain new products from research and development to cost of revenues. We expect that cost of revenues may fluctuate from period to period in the future based upon many factors. We do not expect funding from development partners to contribute significantly to revenues in future years.

    The financial results of certain companies, which we previously acquired, have been accounted for using the "pooling-of-interests" method of accounting in accordance with U.S. GAAP. In compliance with these principles, our operating results for 1996 and 1997 have been restated to include the results of such companies as if such acquisitions had occurred at the beginning of the first period presented.





(1) This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results" commencing on page 29 and discussions elsewhere in this Annual Report on Form 10-K of the factors that could affect future performance.


(2) This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results" commencing on page 29 and discussions elsewhere in this Annual Report on Form 10-K of the factors that could affect future performance.

RESULTS OF OPERATIONS

    The following table sets forth certain consolidated statement of operations data as a percentage of revenues for the three years ended December 31, 2000:


                                                                          YEARS ENDED DECEMBER 31,
                                                                      --------------------------------
                                                                       1998         1999         2000
                                                                      ------       ------       ------
Revenues ........................................................      100.0%       100.0%       100.0%
Cost of revenues ................................................       15.5         15.0         16.3
                                                                      ------       ------       ------
Gross profit ....................................................       84.5         85.0         83.7
Operating Expenses
       Research and development .................................       15.9         16.0         25.0
       Sales and marketing ......................................       46.5         47.5         62.8
       General and administrative ...............................        9.8          8.6         11.7
       Amortization of acquired intangibles .....................         --          1.7          5.1
       Acquired research and development ........................         --          3.0           --
       Costs of acquisitions ....................................        3.4           --           --
                                                                      ------       ------       ------
              Total operating expenses ..........................       75.6         76.8        104.6
                                                                      ------       ------       ------
Income/(Loss) from operations ...................................        8.9          8.2        (20.9)
Other income, net ...............................................        2.9          1.6          2.6
                                                                      ------       ------       ------
Income/(Loss) before (provision)/benefit for income taxes .......       11.8          9.8        (18.3)
(Provision)/Benefit for income taxes ............................       (1.6)        (1.9)         1.3
                                                                      ------       ------       ------
Net income/(loss) ...............................................       10.2%         7.9%       (17.0)%
                                                                      ======       ======       ======



    REVENUES

    Revenues increased from $162.2 million in 1998 to $197.8 million in 1999 and decreased to $168.2 million in 2000.

    The increase in revenue in 1999 from 1998 was primarily attributable to the reversal in the decline of contract renewals and upgrades, experienced in the latter period of 1998 as compared to previous periods, and the increase in contract value attributable to an increase in the number of available courses, customer contract renewals and upgrades and expanded marketing and distribution efforts in 1999. During the three month periods ended September 30, 1998 and December 31, 1998, we experienced a slowdown in the historical quarterly revenue growth rate due in part to a decline in contract renewals and upgrades and the failure to sign new contracts during the three month period ended September 30, 1998.

    Revenues decreased in 2000 from 1999 as a result of the rapid customer adoption in the twelve months ended December 31, 2000 of our e-Learning solutions, for which revenue is generally recognized ratably over the term of the customer agreement and deferred into future periods. Revenues in 1999 and earlier years were generated from licenses of software under our historical model, under which revenue is recognized annually in advance on the anniversary date of a contract. Because of the introduction of SmartForce e-Learning we do not believe that the year over year revenue comparison between the years 2000 and 1999 is indicative of the growth of our business during the year ended December 31, 2000. We believe that the growth in our backlog, discussed below, is a more meaningful measure of the growth of our business during 2000.

    Revenues in the United States increased from $113.6 million (or 70% of revenues) in 1998 to $139.7 million (or 71% of revenues) in 1999 and decreased to $111.4 million (or 66% of revenues) in 2000.

    The increase in revenue in the United States in 1999 compared to 1998 was primarily the result of significant increases in the number of sales and related personnel employed in the United States, an increase in the number of available courses and an expansion of our customer base. While revenues in the United States increased significantly in absolute terms in 1999, our sales and marketing expenses and general and administrative expenses in the United States also increased rapidly as we hired and expanded our staff to support the United States sales growth. The decrease in revenue in the United States in 2000 compared to 1999 is primarily attributable to the rapid customer adoption of SmartForce e-Learning by customers in the United States corporate market.

    Revenues in the United Kingdom were $17.4 million (or 11% of revenues) in 1998, $23.8 million (or 12% of revenues) in 1999, and $22.6 million (or 13% of revenues) in 2000. Revenues in Ireland were $3.2 million (or 2% of revenues) in 1998, $3.1 million (or 1% of revenues) in 1999 and $3.3 million (or 2% of revenues) in 2000.

    Revenues from countries outside the United States, United Kingdom and Ireland (principally from Australia, Europe (other than Ireland and the United Kingdom), Canada, South Africa and Middle East) were $28.0 million (or 17% of revenues) in 1998, $31.2 million (or 16% of revenues) in 1999, and $30.9 million (or 19% of revenues) in 2000.

    The increase in international percentage of revenue in 2000 compared to 1999 was due primarily to a more rapid adoption of e-Learning in the United States corporate market compared to the International corporate market, resulting in the deferral of a greater proportion of the United States revenue compared to international revenue.

    Because a significant portion of our business is conducted outside the United States, we are subject to numerous risks of doing business in other countries, including risks related to currency fluctuations.

    No customer accounted for more than 5% of revenues in 1998, 1999 or 2000, although a single customer can account for a higher percentage of our quarterly revenues. Accordingly, failure to achieve a forecasted sale on schedule can have, and did have in the third quarter of 1998, a material adverse effect on quarterly operating results.

    We generate a substantial portion of our revenue through multi-year rental and license agreements, and our backlog represents, at any point in time, the amount of all license fees under current agreements which we have not yet recognized as revenue. The amount and timing of the recognition of revenue associated with backlog will vary depending on the timing of future deliveries of products and amendments to customers' license and rental agreements.

    Our backlog increased from approximately $190 million as of December 31, 1999 to $357 million as of December 31, 2000, an increase of 88%. This increase in backlog was attributable to the customer adoption of SmartForce e-Learning, increases in contract value, customer contract renewals and upgrades as well as our marketing and distribution efforts in 2000.

    Although our license agreements are non-cancelable by their terms, customers may not fulfill the contractual obligations under our agreements. Cancellation, reduction or delay in orders by or shipments to any of these or other customers could have a material adverse effect on our business and results of operations.

    COST OF REVENUES

    Cost of revenues includes the cost of materials (such as packaging and documentation), royalties to third parties, the portion of development costs associated with funded development projects, hosting, the cost of providing professional services, fulfillment and shipping and handling costs and the amortization of the cost of purchased products.

    Gross margins increased from 84.5% in 1998 to 85.0% in 1999 and decreased to 83.7% in 2000. The decrease in gross margin in 2000 compared to 1999 resulted primarily from a change in our revenue mix between content and services. In 2000, we incurred additional costs in respect of services provided to our customers in respect of platform and content customization. Revenue generated from services did not exceed 10% of our net revenues in any year reported.

    We expect that cost of revenues may fluctuate from period to period in the future based upon many factors, including the rate at which we continue to migrate our customers to our e-Learning solutions, the revenue mix (including between software, services and partner's products) and the timing of expenses associated with development and marketing alliances. (3)

    OPERATING EXPENSES

    Operating Expenses increased from $122.6 million (or 75.6% of revenues) in 1998 to $151.9 million (or 76.8% of revenues) in 1999 to $176.0 million (or 104.6% of revenues) in 2000.

    Operating expenses in 1999 increased over 1998 due to the growth of the business in 1999 over 1998 as well as additional costs in 1999 as a result of the acquisition of Knowledge Well including the amortization of acquired intangibles of $3.4 million, the write-off of in process research and development of $5.9 million and also costs associated with the launch of SmartForce e-Learning of $4.5 million.

    Operating expenses in 2000 increased over 1999 as a result of the growth in our business and our ongoing investments in our e-Learning solutions and the SmartForce brand. In addition, the rapid adoption of our e-Learning solutions in the twelve months ended December 31, 2000, resulted in the deferral of revenues into future periods and consequently a significant increase in operating expenses as a percentage of revenues in 2000 compared to 1999.

    RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses consist primarily of salaries and benefits, related overhead costs, travel expenses and fees paid to outside consultants.

    Research and development expenses increased in absolute terms from $25.8 million (or 15.9% of revenues) in 1998 to $31.7 million (or 16.0% of revenues) in 1999 and to $42.1 million (or 25.0% of revenues) in 2000.

    The increase in research and development in 1999 compared to 1998 is primarily the result of hiring of additional research and development personnel, the acquisition of Knowledge Well and the expansion of our Dublin development center, which were required to expand and enhance our library of software products and also to develop the e-Learning infrastructure.

    The increase in research and development expenses in 2000 compared to 1999 is due primarily to the hiring of additional research and development personnel, the continued investment in our e-Learning solutions and the development of our e3 application architecture, all of which are required to further develop and expand our e-Learning offerings and our e-Learning infrastructure.

    We believe that significant investment in research and development is required to remain competitive in the e-Learning market. We therefore expect to continue to invest in the ongoing development of our e-Learning solutions. (4)

    Software development costs are accounted for in accordance with the Financial Accounting Standards Board Statement No. 86, under which we are required to capitalize software development costs after technological feasibility has been established. To date, development costs after establishment of technological feasibility have been immaterial, and all software development costs have been expensed as incurred.






(3) This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results" commencing on page 29 and discussions elsewhere in this Annual Report on Form 10-K of the factors that could affect future performance.

(4) This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results" commencing on page 29 and discussions elsewhere in this Annual Report on Form 10-K of the factors that could affect future performance.

    SALES AND MARKETING EXPENSES

    Sales and marketing expenses consist primarily of salaries and commissions, travel expenses, advertising and promotional expenses and related overhead costs.

    Sales and marketing expenses increased from $75.4 million (or 46.5% of revenues) in 1998 to $93.8 million (or 47.5% of revenues) in 1999 and to $105.6 million (or 62.8% of revenues) in 2000.

    The increase in sales and marketing expenses in 1999 compared to 1998 was primarily attributable to an increase in the number of sales and marketing personnel in 1999 to accommodate the growth in sales in the United States and to a lesser extent outside the United States and also to increased marketing and advertising expenditure in the fourth quarter of 1999 to launch SmartForce e-Learning and to build the SmartForce brand. The increase in sales and marketing expenses in 2000 compared to 1999, in absolute dollars, was primarily attributable to increases in the number of sales and marketing personnel to accommodate the growth in sales, and increases in advertising and promotional expenses to build the SmartForce brand. These increases were partially offset by the deferral of a portion of commission costs in 2000 as a result of the deferral of revenue following the migration to the e-Learning model, as discussed above.

    GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses consist primarily of salaries and benefits, travel expenses, legal, accounting and consulting fees and related overhead costs for administrative officers and support personnel.

    General and administrative expenses increased from $15.9 million (or 9.8% of revenues) in 1998 to $17.0 million (or 8.6% of revenues) in 1999 and to $19.7 million (or 11.7% of revenues) in 2000.

    In 1999, general and administrative costs increased slightly over 1998 as a result of management's decision to maintain the cost base from that established during 1998. As a percentage of revenues, general and administrative expenses declined as a result of the improved revenue performance in 1999 over 1998. In 2000, general and administrative costs increased slightly in absolute dollars over 1999 as a result of our expanding operations.

    AMORTIZATION OF ACQUIRED INTANGIBLES

    Amortization of acquired intangibles increased from $3.4 million (or 1.7% of revenues) in 1999 to $8.6 million (or 5.1% of revenues) in 2000.

    In June 1999 we acquired Knowledge Well which resulted in the amortization of the related goodwill and other acquired intangibles of approximately $3.4 million. Amortization of acquired intangibles increased in 2000 compared to 1999 primarily as a result of twelve months amortization of goodwill and acquired intangibles from the Knowledge Well acquisition and the additional amortization of intangibles following the acquisitions of AES and Learning Productions in 2000.

    ACQUIRED RESEARCH AND DEVELOPMENT

    The acquired in-process research and development of $5.9 million expensed in 1999 represented our estimate of the fair value of those specifically identified Knowledge Well research and development projects for which technological feasibility had not been established and for which alternative future uses did not exist.

    COSTS OF ACQUISITIONS

    Acquisition costs consist primarily of professional fees, such as investment banking, legal and accounting, severance costs, closure of offices, goodwill and other intangibles written off following the closure of certain business segments and other related costs in connection with the acquisitions.

    The acquisition expenses of $5.5 million incurred in 1998 related to the acquisition of ForeFront, accounted for as a pooling of interest in accordance with U.S. GAAP. In 1999 and 2000, the non-recurring costs estimated in respect of the acquisition of Knowledge Well, AES and Learning Productions were capitalized under the purchase method of accounting in accordance with U.S. GAAP and are being amortized over 10 years. We may incur additional acquisition expenses in the future should we undertake additional acquisitions. (5)

    OTHER INCOME, NET

    Other income, net, comprises interest income, interest expense, gain or loss on sale of assets and foreign currency exchange gains and losses.

    We recognized other income, net, of approximately $4.7 million in 1998, $3.2 million in 1999 and $4.4 million in 2000.

    The decrease in other income, net, in 1999 as compared to 1998 was due principally to net exchange losses of $856,000 as compared to net exchange gains of $516,000 in 1998. The net exchange loss in 1999 was primarily attributable to the weakening of the Euro against the U.S. dollar. The increase in other income, net, in 2000 was primarily due to the increase of interest income from $4.0 million in 1999 to $5.6 million in 2000 due primarily to increases in U.S. interest rates in 2000 offset by an increase in exchange losses from $856,000 in 1999 to $1,218,000 in 2000, as a result of further weakening of the Euro and other currencies against the U.S. dollar during 2000.

    Our consolidated financial statements are prepared in dollars, although several of our subsidiaries have functional currencies other than the dollar, and a significant portion of our revenues, costs and assets and those of our subsidiaries are denominated in currencies other than their respective functional currencies. We have significant subsidiaries in the United Kingdom, Australia, the Netherlands and Canada whose functional currencies are their local currencies and the majority of whose sales and operating expenses other than cost of goods sold are denominated in their respective local currencies. In addition, our Irish subsidiaries, whose functional currency is the U.S. dollar, incur substantial operating expenses denominated in Irish pounds. Fluctuations in exchange rates may have a material adverse effect on our results of operations, particularly our operating margins, and could result in exchange losses, as it has done in the years ended December 31, 1999 and 2000. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted.

    Our subsidiaries in the United Kingdom, Canada, the Netherlands and Australia, whose functional currencies are their local currencies, had unhedged liabilities denominated in U.S. dollars payable to SmartForce Ireland at December 31, 2000 of $10 million, $7.9 million, $5.5 million and $3.2 million. During the twelve months ended December 31, 1999 and 2000, we undertook hedging transactions against the Irish pound because we have substantial expenses denominated in that currency. To date, we have not sought to hedge the risks associated with fluctuations in the exchange rates of other currencies against the U.S. dollar, but may undertake such transactions in the future. Any hedging techniques implemented by us may not be successful in eliminating or reducing the effects of currency fluctuations.

    Other income, net, may fluctuate in future periods as a result of movements in cash, cash equivalents and short-term investment balances, interest rates, foreign currency exchange rates, asset and investment disposals and write downs.





(5) This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results" commencing on page 29 and discussions elsewhere in this Annual Report on Form 10-K of the factors that could affect future performance.

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

    Our effective tax rate, pre amortization of acquired intangibles and acquired research and development, was 13.9%, 12.9% and 10% in 1998, 1999 and 2000. Our provision for income taxes was $2.7 million in 1998 and $3.7 million in 1999. We recorded a tax benefit of $2.2 million in 2000, at an effective tax rate of 10%, before amortization of acquired intangibles, as a result of the loss for the year, which will be recognized for tax purposes by one of our Irish subsidiaries. This Irish subsidiary is taxed at 10%.

QUARTERLY RESULTS OF OPERATIONS

    The following table sets forth certain unaudited statement of operations data for each of our last eight quarters. This unaudited quarterly financial information has been prepared on a basis consistent with the annual information presented elsewhere in this Annual Report and, in management's opinion, reflects all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the information presented. You should read this information in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this annual report on Form 10-K. The operating results for any quarter are not necessarily indicative of results for any future period.


                                                                              QUARTERS ENDED
                                           ----------------------------------------------------------------------------------------
                                           MAR. 31,   JUNE 30,   SEPT. 30,  DEC. 31,    MAR. 31,    JUNE 30,    SEPT. 30,   DEC. 31,
                                           --------   --------   --------   --------    --------   --------    --------    --------
                                             1999       1999       1999       1999        2000       2000        2000        2000
                                           --------   --------   --------   --------    --------   --------    --------    --------
                                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Revenues ...............................   $ 40,197   $ 47,247   $ 50,188   $ 60,122    $ 28,534   $ 36,393    $ 45,572    $ 57,699
Cost of revenues .......................      6,330      7,528      7,436      8,381       4,667      5,921       7,456       9,409
                                           --------   --------   --------   --------    --------   --------    --------    --------
Gross profit ...........................     33,867     39,719     42,752     51,741      23,867     30,472      38,116      48,290
Operating expenses
    Research and development ...........      7,387      7,554      8,915      7,857       8,500     10,347      11,189      12,049
    Sales and marketing ................     20,973     21,642     22,246     24,447      23,193     24,813      26,423      31,189
    SmartForce launch ..................         --         --         --      4,533          --         --          --
    General and administrative .........      4,478      4,461      4,033      4,070       4,464      4,841       4,954       5,444
    Amortization of acquired
       Intangibles .....................         --        157      1,567      1,717       1,717      2,240       2,323       2,323
    Acquired research and
       Development .....................         --      5,900         --         --          --         --          --          --
                                           --------   --------   --------   --------    --------   --------    --------    --------
       Total operating expenses ........     32,838     39,714     36,761     42,624      37,874     42,241      44,889      51,005
                                           --------   --------   --------   --------    --------   --------    --------    --------
Income/(Loss) from operations ..........      1,029          5      5,991      9,117     (14,007)   (11,769)     (6,773)     (2,715)
Other income, net ......................        533        633      1,216        810       1,154      1,037       1,069       1,112
                                           --------   --------   --------   --------    --------   --------    --------    --------
Income/(Loss) before (provision)/
benefit for income taxes ...............      1,562        638      7,207      9,927     (12,853)   (10,732)     (5,704)     (1,603)
(Provision)/Benefit for income taxes ...       (234)    (1,004)    (1,081)    (1,389)      1,114        849         338         (72)
                                           --------   --------   --------   --------    --------   --------    --------    --------
Net income/(loss) ......................   $  1,328   $   (366)  $  6,126   $  8,538    $(11,739)  $ (9,883)   $ (5,366)   $ (1,675)
                                           ========   ========   ========   ========    ========   ========    ========    ========

Net income/(loss) per share--Basic .....   $   0.03   $  (0.01)  $   0.13   $   0.17    $  (0.23)  $  (0.19)   $  (0.10)   $  (0.03)
                                           ========   ========   ========   ========    ========   ========    ========    ========
Net income/(loss) per share--Diluted ...   $   0.03   $  (0.01)  $   0.11   $   0.15    $  (0.23)  $  (0.19)   $  (0.10)   $  (0.03)
                                           ========   ========   ========   ========    ========   ========    ========    ========

   The following table sets forth, as a percentage of revenues, certain line items in our statement of operations for the periods indicated.


                                                                              QUARTERS ENDED
                                             ------------------------------------------------------------------------------------
                                             MAR. 31,   JUNE 30,   SEPT. 30,  DEC. 31,   MAR.31,    JUNE 30,   SEPT. 30,  DEC. 31,
                                             -------    -------    -------    -------    -------    -------    -------    -------
                                               1999       1999       1999       1999       2000       2000       2000       2000
                                             -------    -------    -------    -------    -------    -------    -------    -------
Revenues ..................................    100.0%     100.0%     100.0%     100.0%     100.0%     100.0%     100.0%     100.0%
Cost of revenues ..........................     15.7       15.9       14.8       13.9       16.4       16.3       16.4       16.3
                                             -------    -------    -------    -------    -------    -------    -------    -------
Gross profit ..............................     84.3       84.1       85.2       86.1       83.6       83.7       83.6       83.7
Operating expenses
       Research and development ...........     18.4       16.0       17.8       13.1       29.8       28.4       24.6       20.9
       Sales and marketing ................     52.2       45.8       44.3       40.7       81.3       68.2       58.0       54.1
       SmartForce launch ..................       --         --         --        7.5         --         --         --         --
       General and administrative .........     11.1        9.5        8.0        6.8       15.6       13.3       10.9        9.4
       Amortization of acquired
          Intangibles .....................       --        0.3        3.1        2.8        6.0        6.2        5.1        4.0
       Acquired research and
          Development .....................       --       12.5         --        --         --         --         --         --
              Total operating expenses ....     81.7       84.1       73.2       70.9      132.7      116.1       98.5       88.4
                                             -------    -------    -------    -------    -------    -------    -------    -------
Income/(Loss) from operations .............      2.6        0.0       12.0       15.2      (49.1)     (32.3)     (14.9)      (4.7)
Other income, net .........................      1.3        1.3        2.4        1.3        4.0        2.8        2.3        1.9
                                             -------    -------    -------    -------    -------    -------    -------    -------
Income/(Loss) before (provision)
 / benefit for income taxes ...............      3.9        1.3       14.4       16.5      (45.0)     (29.5)     (12.5)      (2.8)
(Provision)/Benefit for income taxes ......     (0.6)      (2.1)      (2.2)      (2.3)       3.9        2.3        0.7       (0.1)
                                             -------    -------    -------    -------    -------    -------    -------    -------
Net income/(loss) .........................      3.3%      (0.8)%     12.2%      14.2%     (41.1)%    (27.2)%    (11.8)%     (2.9)%
                                             =======    =======    =======    =======    =======    =======    =======    =======

    Our quarterly results for 2000 reflect the migration of our business to the e-Learning model. As discussed above, because of the deferral of revenues under the e-Learning model and the rapid customer adoption of our e-Learning solutions, revenues for each quarter during 2000 were lower than the corresponding quarter in 1999. In addition, we increased our research and development and sales and marketing in order to build out and market our e-Learning solutions. As a result, we incurred a net loss for each quarter during 2000, although during the fourth quarter we recorded a profit before amortization of acquired intangibles.


LIQUIDITY AND CAPITAL RESOURCES

    Cash, cash equivalents and short-term investments were $102.0 million as of December 31, 1998, $108.2 million as of December 31, 1999 and $107.9 million as of December 31, 2000. Working capital was $116.8 million as of December 31, 1998, $134.1 million as of December 31, 1999 and $112.4 million as of December 31, 2000.

    The increases in cash, cash equivalents, short term investments and working capital in 1999 was due principally to operating cash inflows and the proceeds from the exercise of options, which were offset by investments in property and equipment to support our expanded operations. The decrease in cash, cash equivalents, short term investments and working capital in 2000 was due primarily to increased cash outflows from investing activities, in particular payments to acquire AES and Learning Productions and investments in Capella Education and Docent.

    CASH FLOWS FROM OPERATING ACTIVITIES. Net cash provided by operating activities decreased from $13.5 million in 1998 to $11.6 million in 1999 and decreased to $9.0 million in 2000. The decrease in net cash provided by operating activities in 1999 was primarily attributable to a significantly higher increase in accounts receivable than in 1998. The increase in accounts receivable balance is primarily a function of the revenue earned in the preceding quarter and the timing of payments in respect of receivables. Accounts receivable write-offs in an accounting year to date have not been material and have been within the amounts reserved. The decrease in net cash provided by operating activities in 2000 compared to 1999 was primarily due to net losses of $28.7 million in 2000 compared to net income of $15.6 million in 1999 offset by increased depreciation and amortization charges and increased deferred revenue in 2000 compared to 1999. Despite the losses in 2000 we generated an operating cash inflow of $9.0 million. This was due primarily to an increase in deferred revenue of $39.3 million, an increased depreciation and amortization charge of $9.3 million and a decrease in accrued payroll and related expenses and other accrued liabilities of $4.4 million. Deferred revenue increased from 1999 to 2000 as a result of the rapid adoption of our e-Learning solutions as previously discussed.

    CASH FLOWS FROM INVESTING ACTIVITIES. Cash outflows from investing activities increased from $13.6 million in 1998 to $20.4 million in 1999 and to $29.3 million in 2000. Our principal use of cash for investing activities include expenditures on computer equipment and infrastructure due to investments in our information systems and our e-Learning infrastructure and increases in short-term investments. The increase in cash outflows from investing activities from 1998 to 1999 was primarily attributable to increases in capital expenditure and to payments, net of cash acquired, on the acquisition of Knowledge Well in 1999. The increase in cash outflow from investing activities from 1999 to 2000 was primarily due to payments, net of cash acquired, on the acquisition of Learning Productions and AES, increased short-term investments and minority equity investments in Capella Education and Docent in 2000.

    CASH FLOWS FROM FINANCING ACTIVITIES. Net cash provided by financing activities decreased from $30.1 million in 1998 to $13.2 million in 1999 and increased to $16.0 million in 2000. In 1999, the decrease in the proceeds from the issue of ordinary shares is primarily attributable to reduced employee stock option exercises following the substantial decline in our stock price during the period September to December 1998. The increase in cash flow from financing activities in 2000 is primarily attributable to employee stock options exercises. We believe that the granting of stock options is essential in attracting and retaining key employees who are critical to our success. There can be no assurance that employee stock activity will continue to generate substantial funds in the future.

    We believe that our existing cash, cash equivalents and short-term investments and cash to be generated from operations will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next twelve months.(6) We may from time to time consider the acquisition of complementary businesses, products or technologies, which may require additional financing or pursue other strategic capital raising.

RECENT ACCOUNTING PRONOUNCEMENTS

        The Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133") in June 1998. Statement 133, which requires all derivative instruments to be recognized as either assets or liabilities on the balance sheet at their fair value, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. As amended, this statement is effective for fiscal years beginning after June 15, 2000. We will apply the new rules prospectively to transactions beginning in the first quarter of 2001. Based on current circumstances, we believe the application of the new rules will not have a material impact on our consolidated financial statements.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 regarding recognition, presentation and disclosure of revenues. We believe that SAB No. 101 does not have any material effect on our accounting practices or financial results.






(6) This statement is a forward-looking statement and actual results may differ materially depending on a variety of factors, including variable operating results or presently unexpected uses of cash such as mergers and acquisitions.

    In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of APB 25 for certain issues, including the definition of an employee, the treatment of acceleration of stock options and the accounting treatment for options assumed in business combinations. FIN 44 became effective on July 1, 2000, but it is applicable for certain transactions dating back to December 1998. We believe that the adoption of FIN 44 will not have a material impact on our financial condition or results of operations.



           ADDITIONAL RISK FACTORS THAT COULD AFFECT OPERATING RESULTS

IMPORTANT NOTE ABOUT FORWARD LOOKING STATEMENTS

    In addition to historical statements, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates" and similar expressions identify such forward looking statements. These forward looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Actual results may vary because of factors such as product ship schedules, life cycles, terms and conditions, product mix, competitive products and pricing, customer demand, technological shifts, litigation and other issues discussed elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2000. These forward-looking statements reflect management's opinions only as of the date hereof, and we assume no obligation unless required by law to revise or publicly release the results of any revision to these forward-looking statements. Risks and uncertainties include, but are not limited to, those discussed in the section entitled "Additional Risk Factors That Could Affect Operating Results." Other risks and uncertainties are disclosed in our SEC filings. Historical results are not necessarily indicative of trends in operating results for any future period.

    In addition to the other factors identified in this Annual Report on Form 10-K, the following risk factors could materially and adversely affect our future operating results and could cause actual events to differ materially from those predicted in our forward looking statements relating to our business. These risk factors should be carefully considered in evaluating SmartForce and its business because such factors currently have a significant impact on SmartForce's business, operating results and financial condition.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY. THIS LIMITS YOUR ABILITY TO EVALUATE OUR HISTORICAL FINANCIAL RESULTS AND INCREASES THE LIKELIHOOD THAT OUR RESULTS WILL FALL BELOW MARKET ANALYSTS' EXPECTATIONS, WHICH COULD CAUSE THE PRICE OF OUR ADSS TO DROP RAPIDLY AND SEVERELY.

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

    Our operating results have historically fluctuated, and may in the future continue to fluctuate, as a result of factors, which include:

-   the size and timing of new and renewal agreements

- the rate at which we continue to migrate our customers to our e-Learning solutions

- the number and size of outsourced virtual university agreements or other agreements providing for professional services or the resale of instructor-led training

- the mix of revenue between content, e-Learning platform, services and partner's products

-   royalty rates

- the announcement, introduction and acceptance of new products, product enhancements and technologies by us and our competitors

- the mix of sales between our field sales force, our other direct sales channels and our telesales sales channels

- the impact of any unanticipated decline in net revenues in any particular quarter as compared to the relatively fixed nature of our expense levels in the short term

- general conditions in our market or the markets served by our customers in the U.S. and or the International economy

-   competitive conditions in the industry

-   the loss of significant customers

-   delays in availability of existing or new products

-   the spending patterns of our customers

-   litigation costs and expenses

-   currency fluctuations

-   the length of sales cycles

WE HAVE RECENTLY INTRODUCED FULLY INTEGRATED, INTERNET-BASED LEARNING SOLUTIONS, AN AREA IN WHICH WE HAVE LIMITED EXPERIENCE.

    In the fourth quarter of 1999 we introduced SmartForce e-Learning, a hosted Internet-based learning solution. While the results of our efforts to migrate our business to the e-Learning model during 2000 exceeded our expectations, we have relatively limited experience with these solutions, which makes our historical results of limited value in predicting the potential success of this initiative. The ultimate success of this initiative will depend on our ability to build-out and maintain our e-Learning infrastructure, to market and sell the new e-Learning solutions to existing and prospective customers, to create a significant subscriber base for our e-Learning destination Web site, to host, operate and manage our destination site, and to attract and retain key management and technical personnel.

    We may not be successful in these efforts and the economic terms of any arrangements that might be expected may not be as favorable as the traditional licensing agreements. We believe that a lack of success in this regard could have a material negative effect on us. Moreover, to the extent that we are successful in our efforts to enter into e-Learning agreements with our customers, those arrangements are expected to have accounting and operating model consequences that would also be materially different from the consequences of our traditional software licensing model.

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

    The marketing efforts of our partners may also disrupt our direct sales efforts. Our development and marketing partners could pursue their existing or alternative training programs in preference to and in competition with those being developed by us. In the event that we are unable to maintain or expand our current development and marketing alliances or enter into new development and marketing alliances, our operating results and financial condition could be materially adversely affected. Furthermore, we are required to pay royalties to our development and marketing partners on products developed with them, which reduces our gross margins. We expect that cost of revenues may fluctuate from period to period in the future based upon many factors, including the revenue mix (between content, e-Learning platform, services and partner's products) and the timing of expenses associated with development and marketing alliances. In addition, the collaborative nature of the development process under these alliances may result in longer development times and less control over the timing of product introductions than for e-Learning offerings developed solely by us. Our strategic alliance partners may from time to time renegotiate the terms of our agreement with them and could result in changes to the royalty arrangements, which could adversely effect our results of operations.


OUR SUCCESS DEPENDS ON OUR ABILITY TO MEET THE NEEDS OF THE RAPIDLY CHANGING MARKET.

    The market for interactive education and training is influenced by rapidly changing technology, evolving industry standards, changes in customer requirements and preferences and frequent introductions of new products and services embodying new technologies. New methods of providing interactive education in a technology-based format are being developed and offered in the marketplace, including intranet and Internet offerings. Many of these new offerings involve new and different business models and contracting mechanisms. In addition, multimedia and other product functionality features are being added to the educational software. Accordingly, our future success will depend upon the extent to which we are able to develop and implement products which address these emerging market requirements on a cost effective and timely basis. Product development is risky because it is difficult to foresee developments in technology, coordinate technical personnel and identify and eliminate design flaws. Any significant delay in releasing new products could have a material adverse effect on the ultimate success of our products and could reduce sales of predecessor products. We may not be able to introduce new products on a timely basis. In addition, new products introduced by us may fail to achieve a significant degree of market acceptance or, once accepted, may fail to sustain viability in the market for any significant period. If we are unsuccessful in addressing the changing needs of the marketplace due to resource, technological or other constraints, or in anticipating and responding adequately to changes in customers' software technology and preferences, our business and results of operations would be materially adversely affected.


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

    Our facilities in the State of California, including our corporate headquarters and other critical business operations, are currently subject to electrical blackouts as a consequence of a shortage of available power. In the event these blackouts continue to increase in severity, they could disrupt the operations of our affected facilities and our business could be seriously harmed. In addition, in connection with the shortage of available power, prices for electricity have risen dramatically, and will likely to continue to increase in the foreseeable future. Such price changes will increase our operating costs, which could adversely impact our profitability.

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

Accordingly, our future success will depend upon the extent to which companies adopt technology based solutions and use the Internet in connection with their training activities, and the extent to which companies utilize the services or purchase products of third-party providers. Many companies that have already invested substantial resources in traditional methods of corporate training may be reluctant to adopt a new strategy that may compete with their existing investments. Even if companies implement technology-based training or Internet learning solutions, they may still choose to design, develop, deliver or manage all or part of their education and training internally. If technology based learning and the use of the Internet for learning does not become widespread, or if companies do not use the products and services of third parties to develop, deliver or manage their training needs, then our products and services, may not achieve commercial success.

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

    In March 2000 we acquired the net assets of AES, providers of e-Testing solutions and services, and in April 2000 we acquired Learning Productions, a developer of web-based role-play business simulations. Difficulties in combining the companies, products and technologies could have an adverse impact on our ability to fully benefit from its existing and future investment in this business and on the future prospects for the business, management and professional education software products.

    We regularly evaluate acquisition opportunities and are likely to make acquisitions in the future that would provide additional product or service offerings, additional industry expertise or an expanded geographic presence. We may be unable to locate attractive opportunities or acquire any that we locate on attractive terms. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect our results of operations. Product and technology acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention to other business concerns, risks of entering markets in which we have no or limited prior experience and the potential loss of key employees of acquired companies. We may be unable to integrate successfully any operations, personnel or products that have been acquired or that might be acquired in the future and our failure to do so could have a material adverse effect on our results of operations.

RAPID EXPANSION OF OUR OPERATIONS COULD STRAIN OUR PERSONNEL AND SYSTEMS.

    We have recently experienced rapid expansion of our operations, which has placed, and is expected to continue to place, significant demands on our executive, administrative, operational and financial personnel and systems. Our future operating results will substantially depend on the ability of our officers and key employees to manage changing business conditions and to implement and improve our operational, financial control and reporting systems. In particular, we require significant improvement in our order entry, fulfillment and management information systems in order to support our expanded operations. If we are unable to respond to and manage changing business conditions, our business and results of operations could be materially adversely affected.

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

    We are also dependent on the continued service of our key sales, content development and operational personnel and on our ability to attract, motivate and retain highly qualified employees. In addition, we depend on writers, programmers, Web designers and graphic artists. We expect to continue to hire additional content development, programmers, sales and marketing, information systems and accounting staff. However, we may be unsuccessful in attracting, retaining or motivating key personnel. The inability to hire and retain qualified personnel or the loss of the services of key personnel could have a material adverse effect upon our current business, new product development efforts and future business prospects.

INCREASED COMPETITION MAY RESULT IN DECREASED DEMAND FOR OUR PRODUCTS AND SERVICES, WHICH MAY RESULT IN REDUCED REVENUES AND GROSS MARGINS AND LOSS OF MARKET SHARE.

    The market for business education training solutions is highly fragmented and competitive, and we expect this competition to increase. We expect that because of the lack of significant barriers to entry into this market, new competitors may enter the market in the future. In addition to increased competition from new companies entering into the market, established companies are entering into the market through acquisitions of smaller companies, which directly compete with us, and we expect this trend to continue. We expect the market to become increasingly competitive due to the lack of significant barriers to entry. We may also face competition from publishing companies and vendors of application software, including those vendors with whom we have formed development and marketing alliances.

    Our primary source of direct competition comes from third-party suppliers of instructor-led information technology, business, management and professional skills education and training as well as suppliers of computer-based training and e-Learning solutions. We also face indirect competition from internal education and training departments of our potential customers. We also compete to a lesser extent with consultants, value-added resellers and network integrators. Certain of these value-added resellers also market products competitive with ours. We expect that as organizations increase their dependence on outside suppliers of training, we will face increasing competition from these other suppliers as education and training managers more frequently compare training products provided by outside suppliers.

    Growing competition may result in reduced revenue and gross margins and loss of market share, any one of which have a material adverse effect on our business. Many of our current and potential competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name price competition, and we expect that we will face increasing price pressures from competitors as managers demand more value for their training budgets. Accordingly, we may be unable to provide e-Learning solutions that compare favorably with new instructor-led techniques, other interactive training software or new e-Learning solutions or competitive pressures may require us to reduce our prices significantly.

OUR BUSINESS IS SUBJECT TO CURRENCY FLUCTUATIONS THAT CAN ADVERSELY AFFECT OUR OPERATING RESULTS.

    Due to our multinational operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues or pay expenses. In particular, the value of the U.S. dollar against the Euro and related currencies impacts our operating results. Our expenses are not necessarily incurred in the currency in which revenue is generated, and, as a result, we are required from time to time to convert currencies to meet our obligations. These currency conversions are subject to exchange rate fluctuations, and changes to the value of the Euro, pound sterling and other currencies relative to the U.S. dollar could adversely affect our business and results of operations.

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

WE MAY BE UNABLE TO PROTECT OUR PROPRIETARY RIGHTS. UNAUTHORIZED USE OF OUR TECHNOLOGY MAY RESULT IN DEVELOPMENT OF PRODUCTS OR SERVICES, WHICH COMPETE WITH OURS.

    Our success depends on our ability to protect our rights in our intellectual property and trade secrets. We rely upon a combination of copyright, trademark and trade secret laws and customer license agreements, and other methods to protect our proprietary rights. We also enter into confidentiality agreements with our employees, consultants and third parties to seek to limit and protect the distribution of our proprietary information regarding this technology. However, we have not signed protective agreements in every case. Unauthorized parties may copy aspects of our products, services or technology or obtain and use information that we regard as proprietary. Other parties may breach confidentiality agreements and other protective contracts we have executed. We may not become aware of, or have adequate remedies in the event of, a breach. Litigation may be necessary in the future to enforce our intellectual property rights, to protect trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of management and technical resources.

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

WE ARE SUBJECT TO A PENDING LEGAL PROCEEDING AND MAY BECOME SUBJECT TO ADDITIONAL PROCEEDINGS AND ADVERSE DETERMINATIONS IN THESE PROCEEDINGS COULD HARM OUR BUSINESS.

    We may be from time to time involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. An adverse resolution of these matters could significantly negatively impact our financial position and results of operations.

OUR NON-U.S. OPERATIONS ARE SUBJECT TO RISKS WHICH COULD NEGATIVELY IMPACT OUR FUTURE OPERATING RESULTS.

    We expect that international operations will continue to account for a significant portion of our revenues, and intend to continue to expand our operations outside of the United States. Operations outside of the United States are subject to inherent risks, including difficulties or delays in developing and supporting non-English language versions of our products and services, political and economic conditions in various jurisdictions, in staffing and managing foreign subsidiary operations, longer account receivable payment cycles and potential adverse tax consequences. Any of these factors could have a material adverse effect on our future operations outside of the United States, which could negatively impact our future operating results.

BECAUSE MANY USERS OF OUR E-LEARNING SOLUTIONS ACCESS THEM OVER THE INTERNET, FACTORS ADVERSELY AFFECTING THE USE OF THE INTERNET COULD HARM OUR BUSINESS.

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

THE MARKET PRICE FOR OUR ADSs MAY FLUCTUATE AND MAY NOT BE SUSTAINABLE.

    Our initial public offering of our ADSs was completed in April 1995. There can be no assurance that a viable public market for our ADSs will be sustained. The market price of our ADSs has fluctuated significantly since our initial public offering and is likely to continue to be volatile. We believe that factors, such as the following, could cause the price of our ADSs to fluctuate, perhaps substantially:

    - announcements of developments related to ourselves or our competitors' business

    - announcements of new products or enhancements by ourselves or our competitors

    -   sales of our ADSs into the public market

    - developments in our relationships with our customers, partners and distributors

    - shortfalls or changes in revenues, gross margins, earnings or losses or other financial results which differ from public market expectations

    - changes in the public market expectation of our performance or industry performance

    -   changes in market valuations of competitors

    -   regulatory developments

    -   additions or departures of key personnel

    -   fluctuations in results of operations and

    - general conditions in our market or the markets served by our customers or in the U.S. and or the International economy.

    In addition, in recent years the stock market in general, and the market for shares of technology stocks in particular, has experienced extreme price and volume fluctuations, which have often been unrelated to the operating performance of affected companies. The market price of our ADSs may continue to experience significant fluctuations in the future, including fluctuations that are unrelated to our performance.

    To succeed we must continue to expand our content offerings, upgrade our technology and distinguish our solution. We may not be able to do successfully. Any failure by us to anticipate or respond adequately to changes in technology and customer preferences or any significant delays in content development or implementation could impact our ability to capture market share.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

    Our exposure to market risk for changes in interest rates relate primarily to our investment portfolio. We do not use any derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve capital while maximizing yields without significantly increasing risk. We achieve this by investing our excess cash in deposits with major banks, in U.S. Treasury and U.S. agency obligations and in debt securities of corporations with strong credit ratings. Due to the nature of our investments, we believe that there is no material risk exposure. At December 31, 2000, the average maturity of the Company's investment securities noted below was 5 months. Cash balances in foreign currencies overseas are operating balances and are only invested in short-term deposits of local operating banks. All investments are carried at market value, which approximates cost.

    The table below presents the principal amount and related weighted average interest rates for our investment portfolio. Our short-term investments are all in fixed rate instruments. The principal amounts approximate fair value at December 31, 2000.

    TABLE OF CASH AND SHORT-TERM INVESTMENTS:


                                                                                    AVERAGE
                                                                        PRINCIPAL   INTEREST
    DECEMBER 31, 2000                                                    AMOUNT       RATE
    -----------------                                                    ------       ----
    (DOLLARS IN THOUSANDS)

    Cash and cash equivalents.......................................... $ 65,412       6.0%
    Short term investments.............................................   42,545       6.5%
                                                                        --------
    Total cash and short-term investment securities.................... $107,957
                                                                        ========

FOREIGN CURRENCY RISK

    Due to our multinational operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues or pay expenses and the U.S. dollar Our expenses are not necessarily incurred in the currency in which revenue is generated, and, as a result, we are required from time to time to convert currencies to meet our obligations. These currency conversions are subject to exchange rate fluctuations, in particular changes to the value of the Euro and pound sterling relative to the U.S. dollar, which could adversely affect our business and the results of operations.

    During the twelve months ended December 31, 2000, we entered into forward currency exchange contracts to hedge identified expenses denominated in Irish pounds.

    At December 31, 2000 we had forward exchange contracts of $60 million outstanding. All contracts at December 31, 2000 expire at various times throughout 2001 and 2002. Our hedging policy is designed to reduce the impact of foreign currency exchange movements between the Irish pound and U.S. Dollar by hedging identifiable Irish pound denominated firm commitments. Our accounting policies for these instruments are based on our designation of such instruments as hedging transactions. We do not use forward currency exchange contracts for speculative trading purposes.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                                           PAGE
                                                                                          NUMBER
CONSOLIDATED FINANCIAL STATEMENTS

Report of Ernst & Young, Independent Auditors............................................   39

Consolidated Balance Sheets..............................................................   40

Consolidated Statements of Operations....................................................   41

Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income......   42

Consolidated Statements of Cash Flows....................................................   43

Notes to Consolidated Financial Statements...............................................   44

                  REPORT OF ERNST & YOUNG, INDEPENDENT AUDITORS

The Board of Directors and Shareholders.
SmartForce PLC

    We have audited the accompanying consolidated balance sheets of SmartForce PLC as of December 31, 1999 and 2000 and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SmartForce PLC at December 31, 1999 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with United States generally accepted accounting principles.


/S/   ERNST & YOUNG

ERNST & YOUNG


Dublin, Ireland
Date: January 18, 2001

                                 SMARTFORCE PLC

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                            AT DECEMBER 31,
                                                                         ---------------------
                                                                           1999        2000
                                                                         ---------   ---------
                                ASSETS
Current assets
    Cash and cash equivalents .........................................  $  69,260   $  65,412
    Short term investments ............................................     38,913      42,545
    Accounts receivable, net ..........................................     62,035      76,458
    Inventories .......................................................        188         369
    Recoverable and deferred tax assets, net ..........................        192       2,517
    Prepaid expenses ..................................................      9,935      12,467
                                                                         ---------   ---------
        Total current assets ..........................................    180,523     199,768
Intangible assets .....................................................     59,155      73,194
Property and equipment, net ...........................................     26,111      29,388
Investments ...........................................................        850       3,616
Other assets ..........................................................     23,078      28,817
                                                                         ---------   ---------
        Total assets ..................................................  $ 289,717   $ 334,783
                                                                         =========   =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable ..................................................  $   5,368   $   6,961
    Accrued payroll and related expenses ..............................      6,680       9,926
    Other accrued liabilities .........................................     28,213      22,118
    Deferred revenues .................................................      6,141      48,381
                                                                         ---------   ---------
        Total current liabilities .....................................     46,402      87,386
Non Current Liabilities
    Minority equity interest ..........................................        383         307
    Other liabilities .................................................        209       1,452
                                                                         ---------   ---------
        Total non current liabilities .................................        592       1,759
Shareholders' equity
    Ordinary shares, IR9.375p par value: 120,000,000 shares
         authorized at December 31, 1999 and 2000; issued and
         outstanding 50,035,087 and 50,009,318  at December 31, 1999 and 51,970,046 and 51,944,277 shares at
         December 31, 2000, respectively ..............................      7,432       7,656
    Additional paid-in capital ........................................    200,547     232,640
    Accumulated profit ................................................     34,919       6,191
    Capital redemption ................................................        231         296
    Other comprehensive income ........................................       (404)     (1,143)
    Treasury stock, 25,769 shares at cost .............................         (2)         (2)
                                                                         ---------   ---------
        Total shareholders' equity ....................................    242,723     245,638
                                                                         ---------   ---------
            Total liabilities and shareholders' equity ................  $ 289,717   $ 334,783
                                                                         =========   =========



                            (see accompanying notes)

                                 SMARTFORCE PLC

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                      YEARS ENDED DECEMBER 31,
                                                             -----------------------------------------
                                                               1998            1999            2000
                                                             ---------       ---------       ---------
Revenues ..............................................      $ 162,232       $ 197,754       $ 168,197
Cost of revenues ......................................         25,137          29,675          27,452
                                                             ---------       ---------       ---------
       Gross profit ...................................        137,095         168,079         140,745
Operating expenses:
       Research and development .......................         25,832          31,713          42,085
       Sales and marketing ............................         75,395          93,841         105,618
       General and administrative .....................         15,893          17,042          19,703
       Amortization of acquired intangibles ...........             --           3,441           8,603
       Acquired research and development ..............             --           5,900              --
       Costs of acquisitions ..........................          5,505              --              --
                                                             ---------       ---------       ---------
              Total operating expenses ................        122,625         151,937         176,009
                                                             ---------       ---------       ---------
Income/(Loss) from operations .........................         14,470          16,142         (35,264)
Interest income, net ..................................          4,218           4,048           5,590
Net exchange gain/(loss) ..............................            516            (856)         (1,218)
                                                             ---------       ---------       ---------
Income/(Loss) before provision/benefit for
income taxes ..........................................         19,204          19,334         (30,892)
(Provision)/Benefit for income taxes ..................         (2,666)         (3,708)          2,229
                                                             ---------       ---------       ---------
Net Income/(Loss) .....................................      $  16,538       $  15,626       $ (28,663)
                                                             =========       =========       =========
Net Income/(Loss) per share--Basic ....................      $    0.38       $    0.33       $   (0.56)
                                                             =========       =========       =========
Net Income/(Loss) per share--Diluted ..................      $    0.36       $    0.30       $   (0.56)
                                                             =========       =========       =========

                            (see accompanying notes)

                                 SMARTFORCE PLC

         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND
                              COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)



                                                                                 ADDITIONAL
                                                                                 ----------
                                                                ORDINARY            PAID-IN         ACCUMULATED          CAPITAL
                                                             -------------      -------------      -------------      -------------
                                                                 SHARES            CAPITAL             PROFIT           REDEMPTION
                                                             -------------      -------------      -------------      -------------
Balance at December 31, 1997 ...........................             6,369             97,870              2,986                 --
Issuance of 2,314,200 ordinary shares as a
   Result of option exercises, 194,734 from
   Employee share purchase plan and 7,016
   From the exercise of warrants .......................               334             29,493                 --                 --
Release of 31,410 Escrow shares in respect of
   BookMaker acquisition ...............................                 4                303                 --                 --
Issue of exchangeable shares in respect of
   LanTec acquisition ..................................                18                (18)                --                 --
Amortization of deferred compensation ..................                --                 --                 --                 --
Capital redemption reserve .............................                --                 --               (231)               231
Tax credit on disqualifying dispositions ...............                --                221                 --                 --
Comprehensive Income:
   Net income ..........................................                --                 --             16,538                 --
   Translation adjustment ..............................                --                 --                 --                 --

Comprehensive Income ...................................
                                                             -------------      -------------      -------------      -------------
Balance at December 31, 1998 ...........................             6,725            127,869             19,293                231
Issuance of 772,980 ordinary shares as a
   Result of option exercises, 420,996 from
   Employee share purchase plan and 11,956
   From the exercise of warrants .......................               155             13,057                 --                 --
Issue of 4,374,896 ordinary shares in respect
   of the Knowledge Well acquisition ...................               547             59,626                 --                 --
Issue of exchangeable shares in respect of the
   LanTec acquisition ..................................                 5                 (5)                --                 --
Comprehensive Income:
   Net income ..........................................                --                 --             15,626                 --
   Translation adjustment ..............................                --                 --                 --                 --

Comprehensive Income ...................................
                                                             -------------      -------------      -------------      -------------
Balance at December 31, 1999 ...........................             7,432            200,547             34,919                231
Issuance of  1,319,857 ordinary shares as a
   Result of option exercises, 262,665 from
   Employee share purchase plan and 24,343 from the
exercise of warrants ...................................               191             15,854                 --                 --
Issue of  103,128 ordinary shares in respect
   of the acquisition of the net assets of AES .........                12              5,138                 --                 --
Issue of 224,916 ordinary shares in respect
   of the acquisition of Learning Productions ..........                21             11,101                 --                 --
Capital redemption reserve .............................                --                 --                (65)                65
Comprehensive Loss:
   Net loss ............................................                --                 --            (28,663)                --
   Translation adjustment ..............................                --                 --                 --                 --

Comprehensive Loss .....................................
                                                             -------------      -------------      -------------      -------------
Balance at December 31, 2000 ...........................     $       7,656      $     232,640      $       6,191      $         296
                                                             =============      =============      =============      =============




                                                                                   OTHER                                 TOTAL
                                                                                   -----                                 -----
                                                                DEFERRED       COMPREHENSIVE        TREASURY         SHAREHOLDERS'
                                                             -------------     -------------      -------------      -------------
                                                              COMPENSATION     INCOME/(LOSS)          STOCK             EQUITY
                                                             -------------     -------------      -------------      -------------
Balance at December 31, 1997 ...........................              (112)              568                 (2)           107,679
Issuance of 2,314,200 ordinary shares as a
   Result of option exercises, 194,734 from
   Employee share purchase plan and 7,016
   From the exercise of warrants .......................                --                --                 --             29,827
Release of 31,410 Escrow shares in respect of
   BookMaker acquisition ...............................                --                --                 --                307
Issue of exchangeable shares in respect of
   LanTec acquisition ..................................                --                --                 --                 --
Amortization of deferred compensation ..................               112                --                 --                112
Capital redemption reserve .............................                --                --                 --                 --
Tax credit on disqualifying dispositions ...............                --                --                 --                221
Comprehensive Income:
   Net income ..........................................                --                --                 --             16,538
   Translation adjustment ..............................                --               117                 --                117

Comprehensive Income ...................................                                                                    16,655
                                                             -------------     -------------      -------------      -------------
Balance at December 31, 1998 ...........................                --               685                 (2)           154,801
Issuance of 772,980 ordinary shares as a
   Result of option exercises, 420,996 from
   Employee share purchase plan and 11,956
   From the exercise of warrants .......................                --                --                 --             13,212
Issue of 4,374,896 ordinary shares in respect
   of the Knowledge Well acquisition ...................                --                --                 --             60,173
Issue of exchangeable shares in respect of the
   LanTec acquisition ..................................                --                --                 --                 --
Comprehensive Income:
   Net income ..........................................                --                --                 --             15,626
   Translation adjustment ..............................                --            (1,089)                --             (1,089)

Comprehensive Income ...................................                                                                    14,537
                                                             -------------     -------------      -------------      -------------
Balance at December 31, 1999 ...........................                --              (404)                (2)           242,723
Issuance of  1,319,857 ordinary shares as a
   Result of option exercises, 262,665 from
   Employee share purchase plan and 24,343 from the
exercise of warrants ...................................                --                --                 --             16,045
Issue of  103,128 ordinary shares in respect
   of the acquisition of the net assets of AES .........                --                --                 --              5,150
Issue of 224,916 ordinary shares in respect
   of the acquisition of Learning Productions ..........                --                --                 --             11,122
Capital redemption reserve .............................                --                --                 --                 --
Comprehensive Loss:
   Net loss ............................................                --                --                 --            (28,663)
   Translation adjustment ..............................                --              (739)                --               (739)

Comprehensive Loss .....................................                                                                   (29,402)
                                                             -------------     -------------      -------------      -------------
Balance at December 31, 2000 ...........................     $          --     $      (1,143)     $          (2)     $     245,638
                                                             =============     =============      =============      =============


                            (see accompanying notes)

                                 SMARTFORCE PLC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                                  YEARS ENDED DECEMBER 31,
                                                                                          -------------------------------------
                                                                                            1998          1999           2000
                                                                                          --------      --------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income/(loss) ...............................................................     $ 16,538      $ 15,626      $ (28,663)
    Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
       Depreciation and amortization ................................................        6,689        12,145         21,446
       Non cash acquired research and development ...................................           --         5,900             --
       Taxation credit from disqualifying dispositions ..............................          221            --             --
       Loss on disposal of assets ...................................................          318           547            682
       Accrued interest on short-term investments ...................................          241          (253)           122
       Changes in operating assets and liabilities:
          Accounts receivable .......................................................       (3,636)      (18,501)       (15,705)
          Inventories ...............................................................          367            60           (181)
          Recoverable and deferred tax assets, net ..................................          215            67         (2,336)
          Prepaid expenses and other assets .........................................       (9,527)      (11,281)        (8,516)
          Accounts payable ..........................................................          406        (1,222)         1,710
          Accrued payroll and related expenses and other accrued liabilities ........        3,118         5,454         (1,868)
          Deferred revenue ..........................................................       (1,485)        3,083         42,346
                                                                                          --------      --------      ---------
              Net cash provided by operating activities .............................       13,465        11,625          9,037
                                                                                          --------      --------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment .............................................      (12,634)      (16,121)       (15,914)
    Payments to acquire short-term investments ......................................      (93,673)      (84,981)      (144,544)
    Payments to acquire Knowledge Well, Dunloe, Learning Productions and
      net assets of AES, net of cash acquired .......................................           --        (1,687)        (6,893)
    Proceeds from sale of short-term investments ....................................       93,085        82,707        140,791
    Payments to acquire investments .................................................         (350)         (300)        (2,766)
                                                                                          --------      --------      ---------
              Net cash used in investing activities .................................      (13,572)      (20,382)       (29,326)
                                                                                          --------      --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Repayments under bank overdraft facility ........................................          (13)           --             --
    Proceeds from issuance of ordinary shares, net ..................................       30,124        13,212         16,046
                                                                                          --------      --------      ---------
              Net cash provided by financing activities .............................       30,111        13,212         16,046
                                                                                          --------      --------      ---------
    Effect of exchange rate changes on cash and cash equivalents ....................          139          (843)           395
                                                                                          --------      --------      ---------
              Net increase/(decrease) in cash and cash equivalents ..................       30,143         3,612         (3,848)
    Cash and cash equivalents at beginning of period ................................       35,505        65,648         69,260
                                                                                          --------      --------      ---------
    Cash and cash equivalents at end of period ......................................     $ 65,648      $ 69,260      $  65,412
                                                                                          ========      ========      =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid ...................................................................     $     30      $     18      $      99
    Taxes paid ......................................................................     $  2,283      $  1,716      $   1,870


                            (see accompanying notes)

                                 SMARTFORCE PLC

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

    SmartForce PLC is organized as a public limited company under the laws of the Republic of Ireland. SmartForce PLC and its subsidiaries (collectively, the "Company" or "SmartForce") provides e-Learning solutions to businesses and individuals worldwide. The principal market for the Company's e-Learning solutions comprises major U.S. national and multinational organizations.

Basis of Presentation and Principles of Consolidation

    The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States ("US GAAP") and include the Company and its subsidiaries in the United States, United Kingdom, Ireland, South Africa, Canada, Germany, Australia, the Netherlands, Sweden, Norway, Denmark, France, Singapore, the Commonwealth of the Bahamas and Grand Cayman after eliminating all material inter-company accounts and transactions.

    All acquisitions have been accounted for under the purchase accounting method, except for the merger with The ForeFront Group, Inc ("ForeFront") and earlier mergers which have been included in the consolidated financial statements under the pooling of interests method (see note 3).

Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Translation of Financial Statements of Foreign Entities

    The reporting currency for the Company is the U.S. dollar ("dollar"). The functional currency of the Company's subsidiaries in the United States, United Kingdom, Republic of South Africa, Canada, Germany, Australia, the Netherlands, Sweden, Norway, Denmark, France and Singapore are the currencies of those countries. The functional currency of the Company's subsidiaries in Ireland, the Commonwealth of the Bahamas and the Grand Cayman is the dollar.

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

Foreign Currency Exchange Contracts

    A gain or loss on a forward contract that is intended to hedge an identifiable foreign currency firm commitment is deferred and included in the measurement of the related foreign currency transaction.

                                 SMARTFORCE PLC

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

    The Company recognizes revenue primarily from software licenses. The Company recognizes a majority of its business pursuant to e-Learning rental agreements under which customers rent access to the Company's learning environment for a period of time, such as one, two or three years. Revenue from e-Learning rental agreements is generally deferred and recognized ratably over the term of the agreement provided a signed contract or other persuasive evidence of an arrangement exists, the Company's fees are fixed or determinable and collections of accounts receivable are probable.

    The Company also recognizes revenue pursuant to legacy software license agreements under which customers license usage of delivered products for a period of time, such as one, two or three years. On each anniversary date during the term of multi-year license agreements, customers have been generally allowed to exchange any or all of the licensed products for an equivalent number of alternative products within the SmartForce library. The first year license fee is generally recognized as revenue at the time of delivery of all products, provided a signed contract or other persuasive evidence of an arrangement exists, the Company's fees are fixed or determinable and collections of accounts receivable are probable. Subsequent annual license fees are recognized on each anniversary date, provided a signed contract or other persuasive evidence of an arrangement exists, the Company's fees are fixed or determinable and collections of accounts receivable are probable. Revenues from license agreements providing product exchange rights other than annually during the term of the agreement are deferred and recognized ratably over the contract period.

    The Company has entered into agreements with customers to rent access to the Company's learning environment and to provide certain professional services, management fees and or the resale of third parties' instructor-led training to the customer. Revenues from the non-rental component of these agreements, will generally be recognized as services are performed provided a signed contract or other persuasive evidence of an arrangement exists, the Company's fees are fixed or determinable and collections of accounts receivable are probable.

    The cost of satisfying any Post Contract Support ("PCS") is accrued at the time revenue is recognized as PCS fees are included in the annual license fee, the estimated cost of providing PCS during the agreements is insignificant and unspecified upgrades or enhancements offered have been and are expected to be minimal and infrequent. For multi-element agreements Vendor Specific Objective Evidence exists to allocate the total fee to the various elements of the agreement.

    In addition, the Company derives revenues from sales of its products, which are recognized upon shipment, net of allowances for estimated future returns and for excess quantities in distribution channels, provided persuasive evidence of an arrangement exists, the Company's fees are fixed or determinable and collections of accounts receivable are probable. Where no such vendor specific objective evidence exists revenue is recognized ratable over the life of the agreement.

    Revenues from product development arrangements are generally recognized on a percentage of completion basis as milestones are completed or as products are produced under the arrangement.

                                 SMARTFORCE PLC

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cost of Revenues

Cost of revenues include materials (such as packaging and documentation), royalties paid to third parties, the portion of development costs associated with product co-development arrangements, cost of providing professional services, fulfillment and shipping and handling costs and the amortization of the cost of purchased products. Approximately $596,000, $285,600 and $470,000 of development expenses incurred in connection with development and marketing alliances were charged to cost of revenues in 1998, 1999 and 2000, respectively.

Inventories

    Inventories are stated at the lower of cost (first in, first out) or net realizable value and consist principally of compact discs and manuals. Net realizable value is the estimated selling price less all applicable selling costs.

Research and Development

    Research and development expenditures are generally charged to operations as incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Development costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant. Through December 31, 2000, all such research and development costs have been expensed as incurred.

    In 1999, the Company adopted SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires the capitalization of certain costs relating to software acquired, developed or modified solely to meet the Company's internal requirements and for which there are no substantive plans to market the software. Costs incurred during the application development stage of the project, are capitalized and amortized over the useful economic life of the internal use software.

Goodwill and Intangible Fixed Assets

    Goodwill and other intangible assets acquired in purchase transactions are stated at cost less accumulated amortization. Amortization is recorded on a straight-line method over the estimated useful lives of the assets of generally between 4 and 10 years. Other intangible assets acquired in purchase transactions consist of purchased technology, the Kansas State University license and assembled workforces. (see note 4)

Impairment of Long-Lived Assets

    Where events or changes in circumstances indicate the carrying amount of long-lived assets may not be recoverable the Company recognizes such an impairment when the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Impairment, if any, will result in the carrying value of the long-lived asset being reduced by the amount by which the fair value, as determined by the undiscounted cash flows, exceeds the carrying amount of the asset. No impairment losses were incurred in the periods presented.

                                 SMARTFORCE PLC

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

    Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over estimated useful lives of two to five years. Leasehold improvements are amortized over the lesser of the term of the lease or the estimated useful life of the asset.

Net Income Per Share

    On March 9, 1998 the Company effected a two-for-one split of its issued and outstanding American Depositary Shares ("ADSs"). Subsequent thereto, the Company's shareholders approved a proposal at the Company's 1998 Annual General Meeting to subdivide each of the Ordinary Shares of IR37.5p into four Ordinary Shares of IR9.375p (the "Ordinary Share Split"). As a consequence of the Ordinary Share Split, effective May 22, 1998 each ADS represents and is exchangeable for one Ordinary Share (the "Ratio Change"). Aside from the Ratio Change, the Ordinary Share Split had no effect on the ADSs and had no effect on the number of ADSs outstanding.

    Basic net income per share is calculated using the weighted average number of ordinary shares of the Company outstanding during the period including the issuance of Company ordinary shares as a result of pooling of interests (see note 3), at the beginning of the earliest period presented. Diluted net income per share is calculated using the combined weighted average number of ordinary and dilutive potential ordinary shares, (as determined using the treasury stock method), such as shares issuable pursuant to the exercise of options outstanding, of the Company including the issuance of Company ordinary and dilutive potential ordinary shares as a result of pooling of interests.

Defined Contribution Plan

    The Company sponsors and contributes to a defined contribution plan for certain employees and directors. Contribution amounts by the Company are determined by management and allocated to employees on a pro rata basis based on the employees' contribution. The Company contributed approximately $350,000, $419,000 and $255,688 to the Plan in the years ended December 31, 1998, 1999 and 2000, respectively.

Stock Based Compensation

    The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations, and complies with the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. This cost is deferred and charged to expense ratably over the vesting period, generally four years.

Advertising Costs

    Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expenses amounted to $11.4 million, $14.7 million and $19.1 million for the years ended December 31, 1998, 1999 and 2000, respectively.

                                 SMARTFORCE PLC

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Government Grants

    Government grants are recorded in the accounts when there is reasonable assurance that the Company has complied with, and will continue to comply with, all conditions necessary to obtain the grants.

    The Company has entered into agreements with government agencies to employ additional personnel. Conditions are attached to these grant agreements. Once the Company has complied with these conditions, and the grant application has been approved by the grant authority, the grant is recognized and offset against the relevant expense in the statement of operations.

Concentration of Credit Risk

    Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, short-term investments and trade receivables. The Company invests its excess cash in deposits with major banks and in U.S. Treasury and U.S. agency obligations and in debt securities of corporations with strong credit ratings, which are included in short term investments. The Company performs periodic evaluations of the relative credit standing of the financial institutions dealt with by the Company, and considers the related credit risk to be minimal.

    The principal market for the Company's products comprises major U.S. national and multi-national organizations. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. To date such losses have been within management's expectations. The Company had an allowance for doubtful accounts of $2,623,675 and $2,538,933 at December 31, 1999 and 2000, respectively. The Company generally requires no collateral from its customers.

Fair Values of Financial Instruments

    The carrying amount of cash, cash equivalents, short-term investments, accounts receivable and accounts payable reported in the balance sheet approximates the fair value of these financial instruments.

Comprehensive Income

    Other comprehensive income consists solely of foreign currency translation adjustments.

Accounting for Income Taxes

    The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes", which uses the liability method to calculate deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax laws and rates which will be in effect when the differences are expected to reverse.

Cash, Cash Equivalents and Short-Term Investments

    Cash and cash equivalents consist of cash on deposit with banks, money market instruments, and certificates of deposit with maturities of three months or less when acquired.

                                 SMARTFORCE PLC

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash, Cash Equivalents and Short-Term Investments (continued)

    Short-term investments at December 31, 1999 and 2000 comprise debt securities issued by the U.S. Treasury, U.S. agency obligations and debt securities of corporations with strong credit ratings with a maturity of less than six months but greater than three months at the date of acquisition by the Company. These are included at cost plus accrued interest, which approximates the fair market value of the securities. At December 31, 1999 and 2000, $38,913,000 and $42,545,000 respectively (inclusive of accrued interest of $725,000 and $603,224 respectively) was held in short-term investments. The Company classifies available for sale securities as short-term investments.

Other Assets

Other assets at December 31, 1999 and 2000 consist primarily of deferred sales commissions. Deferred sales commissions are charged to expense when the related revenue is recognized.

Newly Issued Accounting Standards

    The Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133") in June 1998. Statement 133, which requires all derivative instruments to be recognized as either assets or liabilities on the balance sheet at their fair value, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. As amended, this statement is effective for fiscal years beginning after June 15, 2000. The Company will apply the new rules prospectively to transactions beginning in the first quarter of 2001. Based on current circumstances, the Company believes the application of the new rules will not have a material impact on the consolidated financial statements of the Company.

2.   NET INCOME/(LOSS) PER SHARE

    The following table sets forth the computation of basic and diluted net income/(loss) per share:



                                                                                     1998         1999         2000
                                                                                   --------     --------     --------
                                                                                   (DOLLARS IN THOUSANDS, EXCEPT PER
                                                                                             SHARE AMOUNTS)
Numerator:
       Numerator for basic and diluted net income/(loss) per share--
           Income/(Loss) available to common shareholders ....................     $ 16,538     $ 15,626     $(28,663)
                                                                                   ========     ========     ========
Denominator:
       Denominator for basic net income/(loss) per share--
              -weighted average shares .......................................       43,630       47,145       51,111
       Effect of dilutive securities:
              Employee stock options and warrants ............................        2,349        4,653           --
                                                                                   --------     --------     --------
       Denominator for diluted net income/(loss) per share ...................       45,979       51,798       51,111
                                                                                   ========     ========     ========
Basic net income/(loss) per share ............................................     $   0.38     $   0.33     $  (0.56)
                                                                                   ========     ========     ========
Diluted net income/(loss) per share ..........................................     $   0.36     $   0.30     $  (0.56)
                                                                                   ========     ========     ========


The effect of employee share options and warrants have not been included in the computation of the diluted net loss per share for 2000 as to do so would have been anti dilutive. The weighted average number of options and warrants outstanding for the year ended December 31, 2000 was 8,751,504.

                                 SMARTFORCE PLC

3.   ACQUISITIONS AND MERGERS

    On May 28, 1998, a merger occurred between the Company and ForeFront, under which the Company issued 2,182,851 ordinary shares for all the outstanding stock of ForeFront. The financial results of the Company and ForeFront have been accounted for using the "pooling-of-interests" method. The "pooling-of-interests" method gives effect to the merger as if it had occurred at the beginning of the earliest period presented. The consolidated financial statements as presented are based on the Company's and ForeFront's historical consolidated financial statements. ForeFront in the six month period ended June 30, 1998 had net revenues of $12.1 million. The net loss for the six month period ended June 30, 1998 was $3.1 million.

        On June 18, 1999, the Company acquired a majority shareholding in Knowledge Well Group Limited and Knowledge Well Limited (collectively "Knowledge Well"), a provider of business, management and professional education using interactive learning technologies. The Company acquired the remaining shareholding on August 23, 1999. The Company issued 4,374,896 ordinary shares in exchange for all of the outstanding shares of Knowledge Well. The Company also assumed options to acquire Knowledge Well stock exercisable for an issuance of up to approximately 0.4 million ordinary shares. Under GAAP, which require stock appreciation of the Company in connection with the announcement of the Knowledge Well transaction to be considered in calculating the purchase price, the purchase price of Knowledge Well was approximately $62.7 million.

    On July 1, 1999, the Company acquired the remaining 50% shareholding in Dunloe for $100,000, a provider of training software, in which the Company already held a 50% holding.

    On March 2, 2000, the Company acquired the net assets of Advanced Educational Systems ("AES"), providers of secure e-Testing solutions and services to organizations to support their internal certification and compliance procedures. The consideration for AES in respect of the assets of AES comprised of 103,128 ordinary shares and $1.6 million in cash. Intangible assets of approximately $7.3 million were recorded as a result of the acquisition of AES.

    On April 10, 2000, the Company acquired Learning Productions LLC ("Learning Productions"), a developer of advanced, web-based role-play business simulations. The consideration for the outstanding securities of Learning Productions consists of 224,916 ordinary shares and $4.8 million in cash. Intangible assets of approximately $16.4 million were recorded as a result of the acquisition.

    The acquisitions of Knowledge Well, Dunloe, AES and Learning Productions have been accounted for under the purchase method of accounting. The consolidated financial statements for each of the years ended December 31, 1998, 1999 and 2000 include the results of the Company and ForeFront and the assets and liabilities of the Company and ForeFront as at December 31, 1999 and 2000, respectively. The consolidated financial statements for the year ended December 31, 1999 and 2000 include the results of Knowledge Well from June 18, 1999, of Dunloe from July 1, 1999, of AES from March 2, 2000 and of Learning Productions from April 28, 2000, the assets and liabilities of Knowledge Well and Dunloe as at December 31, 1999 and 2000 and of AES and Learning Productions as at December 31, 2000.

    The following pro forma information combines the consolidated results of operations of the Company with those of Knowledge Well and Learning Productions as if the acquisitions had occurred at the beginning of the year of its acquisition and at the beginning of the immediately preceding year. The pro forma results give effect to certain purchase accounting adjustments, including additional amortization expense from goodwill and other identifiable intangible assets, related income tax effects and the issuance of additional shares in connection with the acquisitions.

                                 SMARTFORCE PLC

3.  ACQUISITIONS AND MERGERS (CONTINUED)

    The Pro Forma Results of Operations are as follows (dollars in thousands, except per share amounts):


                                                  YEARS ENDED DECEMBER 31,
                                                  ------------------------
                                            1998            1999            2000
                                        -----------     -----------     -----------
Revenues ..........................     $   162,280     $   199,177     $   169,082
                                        ===========     ===========     ===========
Net Income/(Loss) .................     $     5,249     $    10,380     $   (29,719)
                                        ===========     ===========     ===========
Net Income/(Loss) per share:
Basic .............................     $      0.11     $      0.20     $     (0.58)
                                        ===========     ===========     ===========

Diluted ...........................     $      0.10     $      0.18     $     (0.58)
                                        ===========     ===========     ===========



    The non cash effect of purchase acquisitions during the years ended December 31, 1999 and 2000 in the consolidated statement of cashflows on changes in operating assets and liabilities was as follows (dollars in thousands):


                                                     1999         2000
                                                   -------      -------
Accounts receivable ..........................     $   184      $    51
Prepaid expenses .............................          45          176
Accounts payable .............................      (1,389)         (53)
Accrued payroll and related expenses .........          --         (108)
Other accrued liabilities ....................      (2,789)      (1,070)
                                                   -------      -------
                                                   $(3,949)     $(1,004)
                                                   =======      =======



4.  INTANGIBLE ASSETS

    Intangible assets consist of the following:


                                                         1999        2000
                                                      -----------  ---------
                                                      (DOLLARS IN THOUSANDS)
Goodwill ..........................................     $23,960     $23,960
Kansas State University license ...................      26,000      26,000
Other identifiable intangibles ....................      14,749      38,450
                                                        -------     -------
       Total intangible assets ....................      64,709      88,410
Accumulated amortization ..........................       5,554      15,216
                                                        -------     -------
Intangible assets, net ............................     $59,155     $73,194
                                                        =======     =======


    Other identifiable intangibles include core developed technology acquired as a result of the acquisitions of Knowledge Well, AES and Learning Productions and a perpetual software license acquired from Street Technologies, Inc. in return for a once off payment of $5,297,000 in December 1997.

    Amortization of intangible assets amounted to $1,719,000, $4,494,674 and $9,661,701 for the years ended December 31, 1998, 1999 and 2000, respectively.

                                 SMARTFORCE PLC

5.  PROPERTY AND EQUIPMENT

    Property and equipment, at cost, consist of the following:


                                                     1999        2000
                                                   ---------   ---------
                                                   (DOLLARS IN THOUSANDS)
Office and computer equipment .................     $32,235     $42,765
Furniture, fixtures and others ................      12,914      16,727
                                                    -------     -------
    Total property and equipment ..............      45,149      59,492
Accumulated depreciation ......................      19,038      30,104
                                                    -------     -------
          Property and equipment, net .........     $26,111     $29,388
                                                    =======     =======


    Depreciation of property and equipment amounted to $4,858,399, $7,650,347 and $11,784,657 for the years ended December 31, 1998, 1999 and 2000, respectively.

6.   OTHER ACCRUED LIABILITIES

    Other accrued liabilities consist of the following at December 31 (dollars in thousands):


                                               1999        2000
                                             -------     -------
Royalties ..............................     $ 8,805     $ 3,740
Income and other taxes payable .........       8,456       6,536
Other ..................................      10,952      11,842
                                             -------     -------
                                             $28,213     $22,118
                                             =======     =======


7.   OPERATING LEASE COMMITMENTS

    The Company leases various facilities, automobiles and equipment under non-cancelable operating lease arrangements. The major facilities leases are for terms of 2 to 5 years, and generally provide renewal options for terms of up to 3 additional years. Rent expense under all operating leases was approximately $3,696,000, $6,042,558 and $6,461,045 in 1998, 1999 and 2000, respectively.
Future minimum lease payments under these non-cancelable operating leases as of December 31, 2000 are as follows (dollars in thousands):


2001 ..............................     $ 6,596
2002 ..............................       5,964
2003 ..............................       4,920
2004 ..............................       4,139
2005 ..............................       3,216
Thereafter ........................       7,129
                                        -------
Total minimum lease payments            $31,964
                                        =======


8.   CONTINGENCIES

    Since the end of the third quarter of 1998 purported class action lawsuits were filed in the United States District Court for the Northern District of California, the United States District Court for the Southern District of New York and the Superior Court of California for the County of San Mateo against SmartForce PLC, its American operating subsidiary, SmartForce USA Limited and certain of its former and current officers and directors alleging violations of the federal securities laws. The complaints allege that the defendants misrepresented and/or omitted to state

                                 SMARTFORCE PLC

8.   CONTINGENCIES (CONTINUED)

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

Share Option Plans

    The Company has elected to follow Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock options. Under APB 25, because the exercise price of the Company's employee stock options generally equals the market price of the underlying stock on the date of grant, no compensation expense is generally recognized.

However, for certain options granted by ForeFront in August and September 1995, ForeFront recognized deferred compensation for the excess of the deemed value for accounting purposes of the common stock on the date the options were granted ($8.99 per share) over the $3.60 exercise price of such options. Aggregate deferred compensation of $726,375 resulted from the issuance of these options, and compensation expense is recognized ratably over the vesting period of each option, generally four years. ForeFront recognized $112,000 of this amount as compensation expense for the year ended December 31, 1998. At December 31, 1999 and 2000, the aggregate deferred compensation was $nil.

    The Company has eight share option plans, the 1990 Share Option Scheme (the "1990 Plan"), the 1994 Share Option Plan (the "1994 Plan"), the 1996 Supplemental Stock Plan (the "1996 Plan"), the ForeFront Group Inc.

                                 SMARTFORCE PLC

9.  SHAREHOLDERS' EQUITY (CONTINUED)

Amended and Restated 1992 Stock Option Plan (the "FF92 Plan"), the 1996 ForeFront Group Inc. Non-Qualified Stock Option Plan (the "FF96 Plan"), the ForeFront Group Inc. 1996 Non-Employee Directors' Stock Option Plan (the "FF Directors' 1996 Plan"), the Knowledge Well Limited 1998 Share Option Plan (the "KWL Plan") and the Knowledge Well Group 1998 Limited Share Option Plan (the "KWGL Plan"), (collectively the "Plans").

    Under the 1990 Plan, options to acquire ordinary shares in the Company may be granted to any director or employee of the Company. Under the 1994 Plan, all employees and directors of the Company and any independent contractor who performs services for the Company are eligible to receive grants of non statutory options ("NSO"). Employees are also eligible to receive grants of incentive share options ("ISO") which are intended to qualify under section 422 of the United States Internal Revenue Code of 1986, as amended. Under the 1996 Plan all employees, with the exception of directors and executive officers, are eligible to receive grants of NSO's. Under the FF92 Plan, NSO's and ISO's were granted to any employee or director of ForeFront. Under the FF96 Plan, NSO's were granted to employees and directors of ForeFront. Under the FF Directors' 1996 Plan, non-employee directors were eligible to receive grants of options to acquire common stock upon election to the Board of Directors and each subsequent year thereafter. Under the KWL Plan and KWGL Plan, employees and directors and any independent contractor who performs services for Knowledge Well Limited ("KWL") and Knowledge Well Group ("KWGL") are eligible to receive grants of NSO's. Employees of KWL and KWGL are also eligible to receive grants of ISO's which are intended to qualify under section 422 of the United States Internal Revenue Code of 1986, as amended.

    As of December 31, 2000, 4,700,000, 11,743,004, 7,500,000 (which includes an increase in the number of shares reserved for issuance of 2,500,000 under the 1994 Plan, authorized by a resolution passed at the Annual General Meeting of the Company on June 29, 2000 and 800,000 under the 1996 Plan), 470,550, 627,400,
47,055, 654,800 and 654,800 ordinary shares have been reserved for issuance under the 1990 Plan, the 1994 Plan, 1996 Plan, FF92 Plan, FF96 Plan, FF Directors' 1996 Plan, KWL Plan and KWGL Plan, respectively. The Plans are administered by the Stock Option Committee (the "Committee").

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

    In the event that options under the Plans terminate or expire without having been exercised in full, the shares subject to those options are available for additional option grants. Vesting periods of the options are determined by the Committee and are currently for periods of up to four years. Under the 1990, 1994, 1996, FF92, FF96, KWL and KWGL Plans, options to purchase 278,769, 5,514,750, 1,843,205, 4,579, 14,467, 394,926 and 6,859 shares respectively were exercisable as of December 31, 2000. As of December 31, 2000, 4,256,920 options are available for grant under the plans.

                                 SMARTFORCE PLC

9.    SHAREHOLDERS' EQUITY (CONTINUED)

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

    Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1999 and 2000; risk-free interest rates of approximately 5%, 6%, and 6.5% respectively; dividend yields of 0%; volatility factors of the expected market price of the Company's ordinary shares of 1.26, 0.68 and 0.96 respectively; and a weighted-average expected life of the option of five years.

    The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the management's opinion, the existing models do not provide a reliable single measure of the fair value of its stock options.

    For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

    Pro forma net loss for the years ended December 31, 1998, 1999 and 2000 was $5.4 million, $15.3 million and $76.0 million, respectively. Pro forma basic net loss per share was $0.12, $0.32 and $1.49 for the years ended December 31, 1998, 1999 and 2000, respectively. Pro forma diluted net loss per share was $0.12, $0.32 and $1.49 for the years ended December 31, 1998, 1999 and 2000, respectively. Because options vest over several years and additional grants are expected, the effects of these hypothetical calculations are not likely to be representative of similar future calculations.

                                 SMARTFORCE PLC

9.  SHAREHOLDERS' EQUITY (CONTINUED)

    A summary of the Company's stock option activity, and related information for the years ended December 31, 1998, 1999 and 2000 follows:


                                                              OPTIONS OUTSTANDING
                                             -----------------------------------------------------
                                                                                      WEIGHTED
                                              NUMBER OF                               AVERAGE
                                                SHARES         PRICE PER SHARE      EXERCISE PRICE
                                                ------         ---------------      --------------
Balance at December 31, 1997 ..........        5,261,556         $0.40--34.75         $  16.64
Granted in 1998 .......................        9,203,529         $6.69--57.37         $  32.87
Exercised in 1998 .....................       (2,196,200)        $0.40--31.28         $  12.52
Cancelled in 1998 .....................       (4,354,017)        $0.15--57.37         $  25.61
                                              ----------
Balance at December 31, 1998 ..........        7,914,868         $1.41--36.00         $   9.52
Granted in 1999 .......................        5,971,644         $8.94--29.94         $  18.84
Assumed on acquisition ................          461,632          $3.05--9.16         $   6.96
Exercised in 1999 .....................         (772,980)        $1.41--20.25         $  10.92
Cancelled in 1999 .....................         (369,426)        $2.68--30.28         $   8.31
                                              ----------
Balance at December 31, 1999 ..........       13,205,738         $1.41--36.00         $  13.52
Granted in 2000 .......................        1,321,677        $31.00--44.94         $  35.50
Exercised in 2000 .....................       (1,319,857)        $3.05--29.19         $   8.20
Cancelled in 2000 .....................         (609,106)        $3.05--17.00         $   9.84
                                              ----------
Balance at December 31, 2000 ..........       12,598,452         $1.41--44.94         $  16.31
                                              ==========



       The previously described repricing of the Company's stock options in October 1998 is included in the above summary within the amounts cancelled and granted in 1998.



                           OPTIONS OUTSTANDING AT DECEMBER 31, 2000               OPTIONS EXERCISABLE
                           -----------------------------------------              -------------------
                                               WEIGHTED
                                                AVERAGE       WEIGHTED                         WEIGHTED
                                               REMAINING      AVERAGE                          AVERAGE
   RANGE OF                   SHARES          CONTRACTUAL     EXERCISE        NUMBER OF        EXERCISE
EXERCISE PRICES            OUTSTANDING            LIFE         PRICE           SHARES           PRICE
---------------            -----------            ----         -----           ------           -----
$ 1.41-- 1.41                    8,880               3.52      $  1.41              8,880      $  1.41
$ 3.05-- 6.94                1,567,176               6.49      $  6.76          1,191,212      $  6.75
$ 7.25-- 7.25                  327,230               7.17      $  7.25            327,230      $  7.25
$ 8.94-- 9.94                3,508,101               7.94      $  9.94          2,607,821      $  9.94
$10.19--16.44                3,937,494               8.39      $ 16.23          3,222,086      $ 16.24
$16.50--24.00                  198,183               7.36      $ 19.28            121,616      $ 19.83
$24.44--24.44                1,650,434               8.92      $ 24.44            412,535      $ 24.44
$26.50--43.12                1,306,454               9.05      $ 34.70            160,175      $ 33.69
$43.25--44.44                   44,500               9.52      $ 44.13              6,000      $ 44.44
$44.94--44.94                   50,000               9.76      $ 44.94                 --      $  0.00
                           -----------                                      -------------
$ 1.41--44.94               12,598,452               8.12      $ 16.31          8,057,555      $ 13.47
                           ===========                                      =============


      At December 31, 1999 and 2000 there were 3,493,840 and 8,057,555 options exercisable, respectively, at a weighted average exercise price of $10.45 and $13.47, respectively. The weighted average fair value of options granted during the years ended December 31, 1998, 1999 and 2000 was $15.13, $11.58 and $27.02
respectively.

                                 SMARTFORCE PLC

10. INCOME TAXES

Income/(Loss) before provision/(benefit) for income taxes consists of the following:


                                                                                     DECEMBER 31,
                                                                         --------------------------------------
                                                                           1998           1999           2000
                                                                         --------       --------       --------
                                                                                 (DOLLARS IN THOUSANDS)

       Ireland ....................................................      $ 23,872       $ 25,948       $(29,402)
       Rest of world ..............................................        (4,668)        (6,614)        (1,490)
                                                                         --------       --------       --------
       Total ......................................................      $ 19,204       $ 19,334       $(30,892)
                                                                         ========       ========       ========

The provision/(benefit) for income taxes consists of the following:


       Current ....................................................      $  2,666       $  3,708       $ (1,742)
       Deferred ...................................................            --             --           (487)
                                                                         --------       --------       --------
              Total provision/(benefit) for income tax ............      $  2,666       $  3,708       $ (2,229)
                                                                         ========       ========       ========


       The deferred benefit for 2000 relates predominantly to tax losses incurred in Ireland.

       The provision/(benefit) for income taxes differs from the amount computed by applying the statutory income tax rate to income/(loss) before taxes. The sources and tax effects of the difference are as follows:

                                                                                             DECEMBER 31,
                                                                                 ------------------------------------
                                                                                   1998          1999          2000
                                                                                 --------      --------      --------
                                                                                         (DOLLARS IN THOUSANDS)
Income taxes computed at the Irish statutory income tax rate
    of  32% for 1998, 28% for 1999 and 24% for 2000 .......................      $  6,145      $  5,413      $ (7,415)
Income/(Loss) from Irish manufacturing operations taxed at lower rates ....        (6,318)       (6,300)        4,364
Income/(Loss) subject to higher rate of tax ...............................           474             8          (376)
Operating losses not utilized .............................................         2,475         1,150         2,261
Operating losses utilized .................................................          (348)         (894)       (1,574)
Intangible asset amortization and other non-deductible expenses ...........         1,155         4,300         3,534
Profits arising not subject to tax ........................................          (917)           31        (3,023)
                                                                                 --------      --------      --------
                                                                                 $  2,666      $  3,708      $ (2,229)
                                                                                 ========      ========      ========
EPS for Tax Holiday
       Basic ..............................................................      $   0.14      $   0.13      $  (0.09)
                                                                                 ========      ========      ========
       Diluted ............................................................      $   0.14      $   0.12      $  (0.09)
                                                                                 ========      ========      ========


    Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes consist of the following:


                                                                              DECEMBER 31,
                                                                        -----------------------
                                                                          1999           2000
                                                                        --------       --------
                                                                         (DOLLARS IN THOUSANDS)
Deferred tax assets
       Net operating loss carry forwards .........................      $ 33,272       $ 36,477
       Research and Development tax credit carry forwards ........           340            340
                                                                          33,612         36,817
                                                                        --------       --------
Valuation allowance ..............................................       (33,420)       (34,300)
                                                                        --------       --------
Net deferred tax assets ..........................................      $    192       $  2,517
                                                                        ========       ========

                                 SMARTFORCE PLC

10. INCOME TAXES (CONTINUED)

    At December 31, 2000, the Company has a net operating loss carry forward of approximately $90.6 million for U.S. federal income tax purposes which will expire in the tax years 2007 through 2018 if not previously utilized. Utilization of the U.S. net operating loss carry forward may be subject to an annual limitation due to the change in ownership rules provided by the Internal Revenue Code of 1986. This limitation and other restrictions provided by the Internal Revenue Code of 1986 may reduce the net operating loss carry forward such that it would not be available to offset future taxable income of the U.S. subsidiary.

    At December 31, 2000, approximately $82.8 million of the net operating loss carry forwards in the United States result from disqualifying dispositions. The tax value of the disqualifying dispositions has not been recognized in the tax reconciliation note as it is not expected that it will reverse. At December 31, 2000, $29.9 million of the valuation allowance related to disqualifying dispositions.

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

    The Company's Chief Operating Decision Maker ("CODM"), the Company's President and CEO, allocates resources and evaluates performance based on a measure of segment profit or loss from operations. The accounting policies of the reportable segments are the same as described in the summary of significant accounting policies. The Company's CODM does not view segment results below operating profit/(loss), therefore, net interest income, other income and the provision/(benefit) for income taxes are not broken out by segment below. The Company does not account for nor report to the CODM its assets or capital expenditures by segment, thus asset information is not provided on a segment basis.

                                 SMARTFORCE PLC

11. SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION (CONTINUED)

    A summary of the segment financial information reported to the CODM is as follows:


                                                                      YEAR ENDED DECEMBER 31, 2000
                                              ---------------------------------------------------------------------------
                                                                                                             CONSOLIDATED
                                              AMERICAS          EMEA           IRELAND        ALL OTHER         TOTAL
                                                                       (DOLLARS IN THOUSANDS)
Revenues--External .....................      $ 136,150       $  21,959       $   3,090       $   6,998       $ 168,197
Inter Segment Revenues .................             --              --          74,715              --          74,715
Depreciation and Amortization ..........         14,645             334           5,698             769          21,446
Segment Operating Loss .................         (2,548)         (2,597)        (20,902)         (9,217)        (35,264)




                                                                   YEAR ENDED DECEMBER 31, 1999
                                              --------------------------------------------------------------------------
                                                                                                            CONSOLIDATED
                                              AMERICAS          EMEA           IRELAND        ALL OTHER         TOTAL
                                              --------          ----           -------        ---------         -----
                                                                       (DOLLARS IN THOUSANDS)

Revenues--External .....................      $ 162,559       $  24,841       $   2,878       $   7,476       $ 197,754
Inter Segment Revenues .................             --              --          97,362              --          97,362
Depreciation and Amortization ..........          4,855             389           3,087           3,814          12,145
Segment Operating Income/(Loss) ........          1,286          (2,768)         29,442         (11,818)         16,142


                                                                    YEAR ENDED DECEMBER 31, 1998
                                              ---------------------------------------------------------------------------
                                                                                                             CONSOLIDATED
                                              AMERICAS          EMEA           IRELAND        ALL OTHER         TOTAL
                                              --------          ----           -------        ---------         -----
                                                                        (DOLLARS IN THOUSANDS)
Revenues--External .....................      $ 121,382       $  27,262       $   6,293       $   7,295       $ 162,232
Inter Segment Revenues .................             --              --          69,994              --          69,994
Depreciation and Amortization ..........          3,285             502           2,745             157           6,689
Segment Operating Income/(Loss) ........         (7,728)         (1,108)         26,231          (2,925)         14,470



Revenues from external customers, based on the location of the customer, are categorized by geographical areas as follows:


                                    YEARS ENDED DECEMBER 31,
                               ------------------------------------
                                 1998          1999          2000
                               --------      --------      --------
                                       (DOLLARS IN THOUSANDS)
Revenues
Ireland .................      $  3,210      $  3,072      $  3,290
United States ...........       113,552       139,652       111,361
United Kingdom ..........        17,411        23,813        22,616
Other countries .........        28,059        31,217        30,930
                               --------      --------      --------
             Total ......      $162,232      $197,754      $168,197
                               ========      ========      ========

                                 SMARTFORCE PLC

11. SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION (CONTINUED)

    Long-Lived assets are those assets that can be directly associated with a particular geographic area. These assets are categorized by geographical areas as follows:


                                           DECEMBER 31,
                                      ----------------------
                                        1999          2000
                                      --------      --------
                                      (DOLLARS IN THOUSANDS)
Long-Lived Assets
       Ireland .................      $ 67,531      $ 65,267
       United States ...........        35,671        52,975
       Other countries .........         5,992        16,773
                                      --------      --------
Total ..........................      $109,194      $135,015
                                      ========      ========

    The Company regards its products and services, e-Learning solutions, as homogenous products and services. No single customer represented 10% or more of SmartForce's total net revenue in any period presented.

12. GOVERNMENT GRANTS

    Under agreements between the Company and Government grant agencies, the Company has recorded $1,040,000, $1,033,422 and $436,298 as a reduction in related salary and rent expenses in the years ended December 31, 1998, 1999 and 2000, respectively. Under the terms of the grant agreements, these grants may be revoked and become repayable in certain circumstances, principally failure to maintain the related jobs for periods ranging from three to five years from the date of commencement of the relevant employment. The Company has complied with the terms of the agreements through December 31, 2000 and does not anticipate any repayment.

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

                                 SMARTFORCE PLC

13. RELATED PARTY TRANSACTIONS (CONTINUED)

Loan to Director

    On August 20, 1999, a director of the Company, received a loan from the Company in the amount of US$450,000 repayable in four equal annual installments. Interest accrues on the principal amount of this loan at the rate of 5.96% to be paid annually. At December 31, 1999 and 2000, the balance outstanding on this loan, inclusive of accrued interest, was $460,000 and $347,420, respectively.

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

REPORT OF ERNST & YOUNG, INDEPENDENT AUDITORS

The Board of Directors and Shareholders,
SmartForce PLC

    We have audited the consolidated balance sheets of SmartForce PLC as of December 31, 1999 and 2000 and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated January 18, 2001. Our audits also included the financial statement schedule of the Company listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

    In our opinion, based on our audits, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/S/   ERNST & YOUNG

ERNST & YOUNG


Dublin, Ireland
Date: January 18, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

    Our definitive Proxy Statement will be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our Annual General Meeting to be held in June, 2001. Information required by this item is incorporated by reference from the information contained in the Proxy Statement under the captions "Election of Directors" and "Executive Compensation and Other Matters."


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

        (1) Financial Statements.   The following SmartForce PLC

            Consolidated Financial Statements Prepared in Accordance with U.S. GAAP are incorporated herein by reference to Item 8 of this Form 10-K.

            Consolidated Balance Sheets--December 31, 1999 and 2000.

            Consolidated Statements of Operations--December 31, 1998, 1999 and 2000.

            Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income.

            Consolidated Statements of Cash Flows--December 31, 1998, 1999, and 2000.

            Notes to Consolidated Financial Statements.

            Report of Independent Auditors.

        (2) Financial Statement Schedule. The following financial statement schedule of SmartForce PLC for the fiscal years ended December 31, 1998, 1999 and 2000 is filed as part of this Form 10-K and should be read in conjunction with the Company's Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

        (3) Exhibits. See Exhibit Index immediately following the signature page.

    (b) Reports on Form 8-K.

        We did not file a report on Form 8-K during the three months ended December 31, 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Company has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March, 2001.

                                  SMARTFORCE PUBLIC LIMITED COMPANY

                                  /s/   GREGORY M. PRIEST
                                  --------------------------------------------
                                  Gregory M. Priest
                                  Chairman of the Board, President and Chief
                                  Executive Officer


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



          SIGNATURE                   TITLE                               DATE
          ---------                   -----                               ----

/s/   GREGORY M. PRIEST               Chairman of the Board, President,   March 28, 2001
------------------------------        Chief Executive Officer (Principal
Gregory M. Priest                     Executive Officer)


/s/   DAVID C. DRUMMOND               Executive Vice President,           March 28, 2001
------------------------------        Finance and Chief Financial Officer
David C. Drummond                     (Principal Financial and Accounting
                                       Officer)


/s/   JOHN M. GRILLOS                 Director                            March 28, 2001
------------------------------
John M. Grillos


/s/  PATRICK J. MCDONAGH              Director                            March 28, 2001
------------------------------
Patrick J. McDonagh

/s/  RONALD C. CONWAY                 Director                            March 28, 2001
------------------------------
Ronald  C. Conway

/s/   JAMES S. KRZYWICKI              Director                            March 28, 2001
------------------------------
James S. Krzywicki

                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000



                                                BALANCE AT     CHARGED TO         CHARGED                           BALANCE
                                                BEGINNING       COSTS AND        TO OTHER                            AT END
                                                 OF YEAR         ACCOUNTS         ACCOUNTS        DEDUCTIONS         OF YEAR
                                               -----------      -----------      -----------      -----------      -----------
                                                                            (dollars in thousands)
Year ended December 31, 1998

Deducted from asset accounts ............
Allowance for doubtful accounts .........            1,220              400               --              477            1,143

Year ended December 31, 1999

Deducted from asset accounts ............
Allowance for doubtful accounts .........            1,143            1,481               --               --            2,624

Year ended December 31, 2000

Deducted from asset accounts ............
Allowance for doubtful accounts .........            2,624               --               --               85            2,539

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

2.5 Agreement and Plan of Reorganization, dated April 10, 2000, by and among the company, Learning Productions Acquisition Corp., Learning Productions, LLC, Steve Goodman and Scott Mitchell (Incorporated by reference to exhibit 2.1 to the Company's Registration Statement on Form S-3 declared effective with the Securities and Exchange Commission on May 31, 2000 (File No. 333-38240)).

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

10.19 Agreement and Mutual Release dated June 3, 1998 between the Company. and Jeffrey N. Newton (Incorporated by reference to exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998 as filed with the Securities and Exchange Commission on August 13, 1998).

10.20 Agreement and Mutual Release dated February 11, 1998 between the Company and William A. Beamish. (Incorporated by reference to exhibit
         10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as filed with the Securities and Exchange Commission on March 30, 1999 (File No. 0-25674)).

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

22.1*    List of Significant Subsidiaries.

23.1*    Consent of Ernst & Young, Independent Auditors.

24.1     Power of Attorney (see page 65).

----------
*   Filed Herewith
** Denotes management or compensatory plan or arrangement required to be filed by Registrant pursuant to Item 14(c) of this report on Form 10-K.