Form 10-K405/A
period 2000-12-31
SMARTFORCE PUBLIC LTD CO
filed 2001-05-01
CIK 940181

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              -------------------

                                FORM 10-K/A(1)
      (MARK ONE)

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

                              -------------------

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

                              -------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                                  NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                     ON WHICH REGISTERED
                  None                                    None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                            ORDINARY SHARES IR9.375p
                               SUBSCRIPTION RIGHTS

                                (TITLE OF CLASS)

                              -------------------

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period of time that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting shares held by non-affiliates of Registrant was $1.3 billion as of April 26, 2001 (excludes 610,091 shares which may be deemed to be held by directors, officers and affiliates of Registrant as of April 26, 2001).

     The number of Registrant's equivalent American Depositary Shares, or ADSs, outstanding as of April 26, 2001 was 52,577,976.

--------------------------------------------------------------------------------

(1) This Annual Report on Form 10-K is restated to include information required in Part III, Items 10, 11, 12 and 13, which was filed in Amendment No. 1 to our Annual Report on Form 10-K.

================================================================================

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

                        DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS

     The following table sets forth certain information as of April 24, 2001, for our current directors:

NAME                       AGE   POSITIONS WITH THE COMPANY
----                       ---   --------------------------
Gregory M. Priest.......   37    President, Chief Executive Officer and Chairman of the Board of Directors
Ronald C. Conway........   50    Director
David C. Drummond.......   38    Executive Vice President, Finance and Chief Financial Officer and Director
John M. Grillos.........   59    Director
James S. Krzywicki......   49    Director
Patrick J. McDonagh.....   49    Director

         Gregory M. Priest was appointed Chairman of the Board of Directors on November 13, 2000. Mr. Priest was appointed President and Chief Executive Officer in December 1998. From February 1998 until December 1998, Mr. Priest was President and Chief Executive Officer of Knowledge Well Group Limited and of Knowledge Well Limited (collectively, "Knowledge Well"). Mr. Priest served as our Vice President, Finance and Chief Financial Officer from December 1995 to January 1998. Mr. Priest has been a director since June 1996. Prior to joining SmartForce, Mr. Priest was an attorney with Wilson Sonsini Goodrich & Rosati, Professional Corporation, a private law firm representing technology companies, where he was elected to the partnership in 1995. From June 1989 to July 1990, Mr. Priest served as a law clerk to Justice Thurgood Marshall of the United States Supreme Court.

         Ronald C. Conway was appointed as a director on November 6, 2000.
Mr. Conway is the founder and managing partner of Angel Investors, LP, a venture capital fund that invests in Internet, e-Commerce, and other information technology companies. Mr. Conway was director of strategic relations for the Company from December 1995 to December 1999. Mr. Conway has over 20 years of management experience, including serving as the president and CEO of Altos Computer Systems, as well as a variety of marketing positions with National Semiconductor.

         David C. Drummond was appointed as a director on February 1, 2001. Mr. Drummond was appointed Executive Vice President, Finance and Chief Financial Officer in July 1999. Prior to joining us, Mr. Drummond was a partner in the corporate transactions group at Wilson Sonsini Goodrich & Rosati, Professional Corporation, a private law firm representing technology companies. Mr. Drummond's career at Wilson Sonsini Goodrich & Rosati spanned a period of nine years.

         John M. Grillos has served as a director since February 1994. Mr. Grillos is currently CEO of meVC Draper Fisher Jurvetson Fund I, a registered business development company. Mr. Grillos served as Executive Vice President and Chief Operating Officer from December 1998 through December 1999. Since June 1996, Mr. Grillos has been the sole General Partner of ITech Partners, L.P., a venture capital limited partnership focused on seed stage information technology companies. Prior to joining ITech Partners, Mr. Grillos was employed by BancBoston Robertson Stephens, an investment banking firm, in its venture capital group.

         James S. Krzywicki was appointed as a director in October 1998. Since 1992 Mr. Krzywicki has held various positions, most recently as a Vice President, with Lotus Development Corporation, which is now owned by International Business Machines Corporation. In April 1999, Mr. Krzywicki was named Director, Distributed Learning, IBM Global Services. In October 1999, Mr. Krzywicki joined RoweCom as their President of North American Services.

         Patrick J. McDonagh was a founding member of SmartForce and has been a director since September 1989. He has not taken an active role in our management since 1991 and is currently a private investor. Mr. McDonagh is Chairman of the board of directors of Riverdeep Group PLC. Riverdeep Group PLC was listed on Nasdaq in March 2000.

         There are no family relationships among any of our directors or executive officers.

RECENT DIRECTOR CHANGES

         On November 13, 2000, Mr. William G. McCabe, former Chairman of the board of directors, and John P. Hayes resigned from the board of directors. Following Mr. McCabe's resignation, Mr. Gregory M. Priest, President and Chief Executive Officer, was appointed Chairman of the board of directors. On November 6, 2000, Mr. Ronald C. Conway was appointed to the board of directors. On February 1, 2001, Mr. David C. Drummond, Executive Vice President, Finance and Chief Financial Officer, was appointed to the board of directors.

EXECUTIVE OFFICERS

         In addition to Messrs. Priest and Drummond, our executive officers, and their respective ages and positions as of April 24, 2001 are as follows:

Name                       Age   Position
----                       ---   --------
William B. Lewis.......... 45    Executive Vice President, Strategic Development
Thomas F. McKeagney....... 42    Executive Vice President, Research and Development
Jeffrey N. Newton......... 46    Executive Vice President, Global Sales

         William B. Lewis was appointed Executive Vice President, Strategic Development on January 1, 2001. Mr. Lewis served as Executive Vice President, Global Field Sales from December 1998 until January 1, 2001. Since March 1997, Mr. Lewis served as Vice President, North American Sales. From January 1996 until March 1997, Mr. Lewis served as Area Vice President of Sales for the southern region and served as Regional Vice President of Sales for the southern region from January 1994 to January 1996. Mr. Lewis joined as our sales manager for the southern region in April 1992 and served in that capacity until January 1994.

         Jeffrey N. Newton was appointed Executive Vice President, Global Sales on January 1, 2001. Mr. Newton served as Executive Vice President, Global Channel Sales from December 1998 until January 1, 2001. Mr. Newton served as Vice President, Business Development from March 1997 until June 1998. From January 1996 until March 1997, Mr. Newton served as Area Vice President of Sales for the northern region and served as Regional Vice President of Sales for the northern region from January 1994 to January 1996. Mr. Newton joined as our sales manager for the northern region in April 1992 and served in that capacity until January 1994.

         Our executive officers are elected by the board of directors on an annual basis and serve until their successors have been duly elected. There are no family relationships among our executive officers.

RECENT EXECUTIVE OFFICER CHANGES

         Thomas F. McKeagney, 42, was appointed Executive Vice President, Research and Development on January 1, 2001. From February 1998 to January 2001, Mr. McKeagney served as Vice President of Research. From January 1995 until January 1998, Mr. McKeagney served as Director of Research and Development. Mr. McKeagney joined SmartForce Ireland Limited in 1989 as a design consultant.

         During quarter one, 2001, Mr. William A. Beamish resigned his position as executive officer.

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

          Based solely on our review of the copies of such forms received by us or written representations from certain reporting persons we believe that our executive officers, directors and ten percent holders complied with all applicable Section 16(a) filing requirements during the last fiscal year.

DIRECTOR COMPENSATION

         No director receives any cash compensation for his services as a member of our board of directors, although each director is reimbursed for his expenses in attending board of directors and related committee meetings. Non-executive directors may receive stock compensation for their services as a member of our board of directors. Directors who serve on committees of the board of directors receive no additional compensation.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

  The following tables disclose compensation earned by the Named Executive Officers for the fiscal years ended December 31, 2000, 1999 and 1998:

                 ANNUAL COMPENSATION AND LONG-TERM COMPENSATION

                                                                                       LONG-TERM
                                                                                      COMPENSATION
                                                      ANNUAL COMPENSATION             ------------
                                         -------------------------------------------   OPTIONS TO
NAME AND                                                              OTHER ANNUAL    PURCHASE ADS    ALL OTHER
PRINCIPAL POSITION                       YEAR  SALARY(1)   BONUS     COMPENSATION(2)   EQUIVALENTS  COMPENSATION(3)
------------------                       ----  ---------  --------   ---------------  ------------  ---------------
Gregory M. Priest(4) ..................  2000   $250,000  $339,320       $60,000              --       $    --
Chairman of the Board of                 1999    250,000   250,000        60,000         540,000         8,379
Directors, President                     1998     56,601        --            --         410,000            --
and Chief Executive Officer

William B. Lewis(5) ...................  2000    200,000   150,000        60,000              --         7,200
Executive Vice President                 1999    200,000   225,000        60,000         400,000         7,200
Strategic Development                    1998    280,147    19,500            --         365,196            --

Jeffrey N. Newton(6) ..................  2000    200,000   150,000            --              --         7,200
Executive Vice President                 1999    200,000   225,000        12,000         400,000         7,200
Global Sales                             1998    203,121    86,398        40,000         350,000            --

William A. Beamish(7) .................  2000    200,000   100,000            --              --        16,800
Executive Vice President                 1999    200,000   135,000            --         385,000         5,418
Product Strategy                         1998    527,500        --            --         290,000         2,851

David Drummond(8) .....................  2000    200,000   110,000            --          50,000            --
Executive Vice President, Finance        1999    100,769    70,000            --         225,000            --
and Chief Financial Officer              1998         --        --            --              --            --
and Director

(1)  Salary includes amount deferred pursuant to our 401(k) plan.

(2) Includes $40,000 paid to Mr. Newton in 1998 for relocation expenses, $60,000, $60,000 and $12,000 accommodation allowances paid in 1999 to Messrs. Priest, Lewis and Newton, respectively and $60,000 and $60,000 accommodation allowances paid in 2000 to Messrs. Priest and Lewis, respectively.

(3)  Includes payments of $2,851 in 1998, $5,418 in 1999 and $4,800 in 2000 to
     Mr. Beamish, pursuant to a defined contribution pension scheme. Also includes car allowances of $8,379, $7,200, $7,200 in 1999 paid to Messrs. Priest, Lewis and Newton, respectively, and payments of $12,000, $7,200 and $7,200 paid in 2000 to Messrs. Beamish, Lewis and Newton, respectively.

(4) Mr. Priest was elected as an executive officer in December 1995, and resigned as an executive officer effective January 31, 1998. In December 1998, he was appointed as President and Chief Executive Officer. In November 2000, Mr. Priest was appointed Chairman of the board of directors. The amounts shown for 1998 include both payment to Mr. Priest for his services as our Chief Financial Officer in January of 1998 and payment for his services as President and Chief Executive Officer during the fourth quarter of 1998.

(5) Mr. Lewis became Area Vice President of Sales for the southern region in January 1996 and Vice President, North American Sales in March 1997. Mr. Lewis was appointed Executive Vice President, Global Field Sales in December 1998. In January 2001, Mr. Lewis was appointed Executive Vice President of Strategic Development.

(6) Mr. Newton became Area Vice President for the northern region in January 1996 and Vice President, Business Development in March 1997. He resigned in June 1998. In December 1998, Mr. Newton was appointed Executive Vice President, Global Channel Sales. In January 2001, Mr. Newton was appointed Executive Vice President of Global Sales.

(7) Mr. Beamish was Vice President, Product Strategy and Development from 1993 until he resigned on March 31, 1998. In December 1998, he was appointed Executive Vice President, Product Strategy. During quarter one, 2001, Mr. Beamish resigned his position as executive officer. SmartForce had obtained the benefit of Mr. Beamish's management services through a third party consulting firm from which he is contracted. Mr. Beamish is compensated for his management services pursuant to a consulting agreement with this third party consulting firm. Amounts were paid by SmartForce Ireland Limited to the consulting firm which compensates its employees, including Mr. Beamish. We have not reviewed any agreement between the consulting firm and its employees with respect to compensation amounts. In addition to the amounts paid to the consulting firm, we paid Mr. Beamish $25,000 pursuant to an employment agreement, which we entered into with Mr. Beamish in June 1999, in respect of services provided by him.

(8) On joining the Company in July 1999, Mr. Drummond was appointed Executive Vice President of Finance and Chief Financial Officer. In February 2001, Mr. Drummond was appointed a director of the Company.

                        OPTION GRANTS IN LAST FISCAL YEAR

The following table provides information with respect to options granted during fiscal 2000 to the Named Executive Officers:

                                                                                                      Potential Realizable Value
                                                                                                        At Assumed Annual Rates
                                                                                                            of Stock Price
                          Number of           Percent of Total                                           Appreciation for Option
                       Equivalent ADSs       Options Granted to     Exercise Price                              Term(1)
                      Over Which Options     Employees in Last      Per Equivalent     Expiration     ----------------------------
Name                  Were Granted(2)(3)        Fiscal Year              ADS(4)            Date          5%                 10%
----                  ------------------     -------------------    --------------     ----------     --------          ----------
David C. Drummond           50,000                  3.8%                 $31.00          4/17/10      $974,787          $2,470,301

(1) Potential realizable value assumes that the share price (based on the fair market value of the ADSs) increases from the date of grant until the end of the ten-year option term at the annual rate specified (5% and 10%). If the price of the ADSs were to increase at such rates from $31.00 per ADS, the price at the date of grant, over the next ten years, the resulting ADS price at 5% and 10% appreciation would be approximately $50.50 and $80.41 respectively. The assumed annual rates of appreciation are specified in SEC rules and do not represent the Company's estimate or projection of future share price. We do not necessarily agree that this method can properly determine the value of an option.

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

(3) Unless otherwise indicated, options generally vest over four years such that 1/4th of the equivalent ADSs subject to the option vest one year from the respective date of grant, 1/4th vest on the second anniversary of the respective date of grant and 1/48th vest each month thereafter. Options granted to certain employees are exercisable in full at the date of grant, provided that if the employment of such employee is terminated, we may present before our shareholders at the next Annual General Meeting a vote to approve the repurchase of any shares relating to his or her unvested options that have been exercised. If our shareholders approve the vote, we may repurchase any unvested shares at the original price for such shares. Additionally, until the vote occurs, the terminated employee will be restricted from disposing of these shares.

(4) Options were granted at an exercise price equal to the fair market value of our ADSs, as determined by reference to the closing price of the ADSs as reported on the Nasdaq National Market on the last trading day prior to the date of grant.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES

         The following table provides information with respect to options exercised during fiscal 2000 by the Named Executive Officers and the value of such officers' unexercised options at December 31, 2000:

                                                               Number of Equivalent ADSs            Value of Unexercised
                           Equivalent                       Subject to Unexercised Options         In-The-Money Options at
                               ADSs                             at Fiscal Year-End(3)                 Fiscal Year End(4)
                           Acquired on      Value           ------------------------------      -----------------------------
Name                       Exercise(1)    Realized(2)       Exercisable      Unexercisable      Exercisable     Unexercisable
----                       -----------    -----------       -----------      -------------      -----------     -------------
Gregory M. Priest               --             --           1,233,314              --           $30,129,684           --
William B. Lewis                --             --             874,176              --           $22,098,830           --
Jeffrey N. Newton             10,062       $  174,198         875,490              --           $22,218,382           --
William A. Beamish            58,500       $2,520,426         773,380              --           $19,150,591           --
David C. Drummond             13,500       $  455,127         261,500              --           $ 4,795,409           --

(1) Our employees, including the Named Executive Officers, have a choice of acquiring either ordinary shares or ADSs representing such ordinary shares upon exercise of options.

(2) Market value of underlying shares based on the closing price of the ADSs on the Nasdaq National Market on the date of exercise, minus the exercise price.

(3) Unless otherwise indicated, options generally vest over four years such that 1/4th of the equivalent ADSs subject to the option vest one year from the respective date of grant, 1/4th vest on the second anniversary of the respective date of grant and 1/48th vest each month thereafter. Options granted to certain employees are exercisable in full at the date of grant, provided that if the employment of such employee is terminated, we may present before our shareholders at the next Annual General Meeting a vote to approve the repurchase of any shares relating to his or her unvested options that have been exercised. If our shareholders approve the vote, we may repurchase any unvested shares at the original price for such shares. Additionally, until the vote occurs, the terminated employee will be restricted from disposing of these shares.

(4) Market value of shares underlying in-the-money share options is based on the closing price of $37.56 per ADS on the Nasdaq National Market on December 29, 2000, which was the last trading day of fiscal 2000, minus the exercise price.

                      EMPLOYMENT CONTRACTS AND ARRANGEMENTS

         On June 18, 1999, following the acquisition of Knowledge Well, we entered into an employment agreement with Gregory M. Priest, under which we agreed to employ Mr. Priest as our President and Chief Executive Officer, effective as of December 10, 1998. Under the terms of the agreement, Mr. Priest will be paid a minimum base salary of $250,000 per year. In addition, Mr. Priest will be eligible to receive an annual performance bonus at 100% achievement of $200,000 (the "Targeted Bonus") at the discretion of the board of directors. Mr. Priest's employment is at-will. The employment agreement includes a covenant not to solicit and a covenant not to compete in the event of a voluntary termination by Mr. Priest or the termination for cause (as defined in the agreement) by SmartForce. If Mr. Priest's employment is involuntarily terminated (as defined in the agreement) or terminated without cause we are required to make a lump sum payment to Mr. Priest equal to his then base salary plus the then maximum performance bonus available to Mr. Priest for a period of one (1) year. Mr. Priest may elect, in the event of an involuntary termination, to be bound by the covenants not to solicit and not to compete in exchange for continued vesting of the stock options granted to him by us for the term of the covenants. Otherwise, Mr. Priest's stock options will discontinue to vest immediately upon termination of employment.

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

          In addition to the employment agreement with Mr. Beamish noted above, SmartForce Ireland Limited has entered into a consulting agreement with a third-party consulting firm pursuant to which the consulting firm provides certain management services to SmartForce Ireland Limited, including the services of Mr. Beamish. Mr. Beamish was an employee of the consulting firm during 2000. Amounts due under the consulting agreement are paid by SmartForce Ireland Limited to the consulting firm. Mr. Beamish is separately compensated by the consulting firm. During 2000, the consulting firm billed SmartForce Ireland Limited an aggregate of $291,800 for services provided by Mr. Beamish.

  COMPENSATION AND STOCK OPTION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During fiscal 2000, the Compensation Committee of our board of directors consisted of Messrs. McCabe, McDonagh and Grillos. During fiscal 2000, the Stock Option Committee consisted of Messrs. McDonagh and Krzywicki. Mr. Krzywicki was not one of our officers or employees or an officer or employee of our subsidiaries during fiscal 2000 or at any time prior to fiscal 2000. Mr. McDonagh was not one of our officers or employees or an officer or employee of our subsidiaries during fiscal 2000 or at any time since September 1991. From our inception to September 1991, Mr. McDonagh was our Chief Executive Officer.

     Mr. McCabe served on the Compensation Committee from February 1995 until November 2000. Mr. McCabe also served as Chief Executive Officer through December 1996, President through September 1996 and Chairman of the board of directors through August 12, 1998. From October 1, 1998 through December 10, 1998, Mr. McCabe was a member of the interim management committee of the board of directors. From December 10, 1998 to November 13, 2000, Mr. McCabe was the Chairman of the Board of Directors. Mr. Grillos was not one of our officers or employees or an officer or employee of our subsidiaries at any time prior to October 1, 1998. From October 1, 1998 through December 10, 1998, Mr. Grillos was a member of the interim management committee of the board of directors. From December 10, 1998 to December 31, 1999, Mr. Grillos was our Executive Vice President and Chief Operating Officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of our ADSs (or their equivalents) as of March 30, 2001 (unless otherwise stated) by:

-    each director;

- each Named Executive Officer, as defined below in "Executive Compensation and Other Matters--Summary Compensation Table";

- each person who is the beneficial owner of more than five percent (5%) of our ADSs; and

-    all current directors and executive officers as a group.

     The number and percentage of ADSs beneficially owned is determined under the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any equivalent ADSs as to which the individual has sole or shared voting power or investment power and also any equivalent ADSs that the individual has the right to acquire within sixty (60) days of March 30, 2001 through the exercise of share options or other rights. Unless otherwise indicated, each person has sole voting and investment power (or shares such powers with his spouse) with respect to the shares shown as beneficially owned.

                                                                EQUIVALENT ADSs       APPROXIMATE
NAME OF PERSON OR IDENTITY OF GROUP                           BENEFICIALLY OWNED   PERCENTAGE OWNED(1)
-----------------------------------                           ------------------   -------------------
Putnam Investments, LLC .....................................       5,205,403             9.9%
One Post Office Square, Boston, MA 02109(2)
Pilgrim Baxter & Associates, Ltd. ...........................       3,736,100             7.1%
825 Duportail Road, Wayne, PA 19087(3)
Invesco Funds Group, Inc. ...................................       3,361,250             6.4%
7800 East Union Ave., Denver, CO 80237(4)
William G. McCabe(5) ........................................       4,107,768             7.3%
Gregory M. Priest(6) ........................................       1,397,694             2.6%
William A. Beamish(7) .......................................       1,043,372             1.9%
William B. Lewis(8) .........................................         872,921             1.6%
Jeffrey N. Newton(9) ........................................         854,614             1.6%
John M. Grillos(10) .........................................         391,120               *
Patrick J. McDonagh(11) .....................................         330,208               *
David C. Drummond(12) .......................................         243,695               *
James S. Krzywicki(13) ......................................          63,416               *
Ronald C. Conway(14) ........................................          39,480               *
All current directors and executive officers
  as a group (9 people)(15) .................................       4,269,325             7.5%

*    less than 1%

(1) Based on 52,542,730 of our ADSs (or their equivalents) outstanding as of March 30, 2001.

(2) Based on information contained in the Schedule 13G filed with the SEC for the fiscal year ended December 31, 2000 by Putnam Investments, LLC. Certain shares are beneficially owned by non-reporting entities as well as by Putnam Investments, LLC.

(3) Based on information contained in the Schedule 13G/A filed with the SEC for the fiscal year ended December 31, 2000 by Pilgrim Baxter & Associates Ltd.

(4) Based on information contained in the Schedule 13G/A filed with the SEC for the fiscal year ended December 31, 2000 by Invesco Funds Group Inc.

(5) Includes 1,277,882 equivalent ADSs issuable upon the exercise of share options held by Mr. McCabe, which options are exercisable within sixty (60) days of March 30, 2001. Also includes 1,528,199 ADSs held in the name of Peregrine Company Managers Ltd., a Company controlled by a family trust established by Mr. McCabe. Mr. McCabe disclaims beneficial ownership of these shares held on behalf of Bentico Trading Ltd. within the meaning of Rule 13d-3 of the Exchange Act.

(6) Includes 1,233,314 equivalent ADSs issuable upon the exercise of share options held by Mr. Priest, which options are exercisable within sixty (60) days of March 30, 2001.

(7) Includes 689,780 equivalent ADSs issuable upon the exercise of share options held by Mr. Beamish, which options are exercisable within sixty
     (60) days of March 30, 2001. Also includes 314,304 ADSs held in the name of Peregrine Company Managers Ltd. on behalf of Mr. Beamish.

(8) Includes 829,239 equivalent ADSs issuable upon the exercise of share options held by Mr. Lewis, which options are exercisable within sixty (60) days of March 30, 2001. Also includes 42,459 ADSs held in a trust. Under the rules of the Securities and Exchange Commission, Mr. Lewis may be deemed to be the beneficial owner of these shares. Mr. Lewis disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(9) Includes 819,824 equivalent ADSs issuable upon the exercise of share options held by Mr. Newton, which options are exercisable within sixty (60) days of March 30, 2001. Also includes 31,955 ADSs held in a trust. Under the rules of the Securities and Exchange Commission, Mr. Newton may be deemed to be the beneficial owner of these shares. Mr. Newton disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(10) Includes 332,376 equivalent ADSs issuable upon the exercise of share options held by Mr. Grillos, which options are exercisable within sixty
     (60) days of March 30, 2001. Also includes 35,920 ADSs held by Itech Partners L.P. in which Mr. Grillos is the sole General Partner. Mr. Grillos disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(11) Includes 30,208 equivalent ADSs issuable upon the exercise of share options held by Mr. McDonagh, which options are exercisable within sixty (60) days of March 30, 2001.

(12) Includes 242,200 equivalent ADSs issuable upon the exercise of share options held by Mr. Drummond, which options are exercisable within sixty
     (60) days of March 30, 2001.

(13) Includes 60,416 equivalent ADSs issuable upon the exercise of share options held by Mr. Krzywicki, which options are exercisable within sixty (60) days of March 30, 2001.

(14) Includes 39,480 equivalent ADSs issuable upon the exercise of share options held by Mr. Conway, which options are exercisable within sixty (60) days of March 30, 2001.

(15) Includes 4,349,014 equivalent ADSs issuable upon the exercise of options held by current directors and executive officers as a group, which options are exercisable within sixty (60) days of March 30, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Approximately 9% of the issued share capital of CBT (Technology) Limited, one of our Irish subsidiaries, representing a special non-voting class, is owned by Stargazer Productions ("Stargazer"), an unlimited company which is wholly-owned by certain of our key employees. All of the voting securities of CBT (Technology) Limited are owned by us and, except for the securities owned by Stargazer, there are no other outstanding securities of CBT (Technology) Limited. CBT (Technology) Limited has in the past and may in the future declare and pay dividends to Stargazer, and Stargazer may pay dividends to its shareholders out of such amounts. Except for the fact that Stargazer is wholly owned by certain of our key employees, we have no relationship with Stargazer.

     In March 2000, we acquired the net assets of Advanced Educational Systems Limited ("AES"), a provider of secure e-Testing solutions and services to organizations to support their internal certification and compliance initiatives. We have issued 103,129 ADSs to AES as consideration for those assets. One of our directors, Patrick J. McDonagh, was a director of AES and he was deemed to be the beneficial owner of approximately 29% of the outstanding shares of AES.

     In August 1999, Gregory M. Priest, our Chairman, President and Chief Executive Officer, received a loan in the amount of $450,000 which is repayable in four equal annual installments, commencing in August 2000. Interest accrues on the principal amount at a rate of 5.96%, to be paid annually. As of December 31, 2000, the balance outstanding under the loan, inclusive of accrued interest, was $347,420.
                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Company has duly caused this Form 10-K/A to the Registrant's Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of April, 2001.

                                    SMARTFORCE PUBLIC LIMITED COMPANY

                                    /s/   Gregory M. Priest
                                          -------------------------------------
                                          Gregory M. Priest
                                          Chairman of the board
                                          President and Chief Executive Officer

                                    /s/   David C. Drummond
                                          -------------------------------------
                                          David C. Drummond
                                          Executive Vice President,
                                          Finance Chief Financial Officer and
                                          Director