Form 10-Q
period 2001-03-31
SMARTFORCE PUBLIC LTD CO
filed 2001-05-15
CIK 940181

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                                 Yes [X] No [ ]


The number of American Depositary Shares ("ADSs") (issued or issuable in exchange for Registrant's outstanding Ordinary Shares) outstanding as of April 30, 2001 was 52,588,830.

                        SMARTFORCE PUBLIC LIMITED COMPANY

                                TABLE OF CONTENTS

                                                                                               Page
                                                                                              Number
PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of December 31, 2000 and as
                  of March 31, 2001 ........................................................     2

                  Condensed Consolidated Statements of Operations for the three months
                  ended March 31, 2000 and 2001 ............................................     3

                  Condensed Consolidated Statements of Cash Flows for the three months
                  ended March 31, 2000 and 2001 ............................................     4

                  Notes to Condensed Consolidated Financial Statements .....................     5

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations ....................................................     8

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk ...............    22

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings ........................................................    23

         Item 2.  Changes in Securities ....................................................    23

         Item 6.  Exhibits and Reports on Form 8-K .........................................    24

                  Signature ................................................................    24

PART I  FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                        SMARTFORCE PUBLIC LIMITED COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                   December 31,     March 31,
                                                                      2000            2001
                                                                    ---------       ---------
ASSETS
 CURRENT ASSETS
  Cash .......................................................      $  65,412       $  48,442
  Short-term investments .....................................         42,545          42,984
  Accounts receivable, net ...................................         76,458          81,472
  Inventories ................................................            369             306
  Recoverable and deferred tax assets, net ...................          2,517           2,326
  Prepaid expenses ...........................................         12,467          19,899
                                                                    ---------       ---------
           Total current assets ..............................        199,768         195,429
  Intangible assets ..........................................         73,194          70,606
  Property and equipment, net ................................         29,388          30,659
  Investment .................................................          3,616           3,616
  Deferred tax assets ........................................           --               182
  Other assets ...............................................         28,817          33,049
                                                                    ---------       ---------
           Total assets ......................................      $ 334,783       $ 333,541
                                                                    =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
  Accounts payable ...........................................      $   6,961       $   2,247
  Accrued payroll and related expenses .......................          9,926           7,465
  Other accrued liabilities ..................................         22,118          20,225
  Deferred revenues ..........................................         48,381          50,043
                                                                    ---------       ---------
           Total current liabilities .........................         87,386          79,980

NON-CURRENT LIABILITIES
  Minority equity interest ...................................            307             307
  Other liabilities ..........................................          1,452           1,440
                                                                    ---------       ---------
           Total non-current liabilities .....................          1,759           1,747

SHAREHOLDERS' EQUITY
  Ordinary Shares, IR9.375p par value: 120,000,000
       shares authorized at December 31, 2000 and
       March 31, 2001; issued and outstanding:
       51,970,046 and 51,944,277 shares at December
       31, 2000 and 52,568,499 and 52,542,730 at
       March 30, 2001,respectively ...........................         7,656             7,715

  Additional paid-in capital .................................        232,640         239,418
  Accumulated profit .........................................          6,191           6,137
  Capital redemption reserve .................................            296             296
  Other comprehensive income .................................         (1,143)         (1,750)
  Treasury stock .............................................             (2)             (2)

           Total shareholders' equity ........................        245,638         251,814
                                                                    ---------       ---------
               Total liabilities and shareholders' equity ....      $ 334,783       $ 333,541
                                                                    =========       =========


            See notes to condensed consolidated financial statements

Note: The balance sheet does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                        SMARTFORCE PUBLIC LIMITED COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)

                                                                     Three months
                                                                    ended March 31,
                                                                  2000           2001
                                                                --------       --------
Revenues .................................................      $ 28,534       $ 61,284
Cost of revenues .........................................         4,667          9,737
                                                                --------       --------
Gross profit .............................................        23,867         51,547
Operating expenses:
     Research and development ............................         8,500         12,425
     Sales and marketing .................................        23,193         31,710
     General and administrative ..........................         4,464          5,674
     Amortization of acquired intangibles ................         1,717          2,323
                                                                --------       --------
         Total operating expenses ........................        37,874         52,132
                                                                --------       --------
Loss from operations .....................................       (14,007)          (585)
Other income, net ........................................         1,154            842
                                                                --------       --------
Income /(loss) before provision for income taxes .........       (12,853)           257
Benefit/(provision) for income taxes .....................         1,114           (310)
                                                                --------       --------
Net loss                                                        $(11,739)      $    (53)
                                                                ========       ========
Net loss per share - Basic ...............................      $  (0.23)      $  (0.00)
                                                                ========       ========
Shares used in computing net loss per share - Basic ......        50,353         52,334
                                                                ========       ========
Net loss per share - Diluted .............................      $  (0.23)      $  (0.00)
                                                                ========       ========
Shares used in computing net loss per share - Diluted ....        50,353         52,334
                                                                ========       ========



            See notes to condensed consolidated financial statements

Note: The statement of operations does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                        SMARTFORCE PUBLIC LIMITED COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                   Three months ended
                                                                                         March 31,
                                                                                    2000           2001
                                                                                  --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ...................................................................      $(11,739)      $    (53)
Adjustments to reconcile net loss to net cash used
   by operating activities:
   Depreciation and amortization ...........................................         4,681          6,092
   Accrued interest on short-term investments ..............................          (575)           436
   Changes in operating assets and liabilities:
     Accounts receivable ...................................................        15,251         (6,093)
     Inventories ...........................................................          (249)            63
     Deferred tax assets ...................................................        (1,101)            (1)
     Prepaid expenses and other assets .....................................        (5,595)       (11,938)
     Accounts payable ......................................................           846         (4,628)
     Accrued payroll and related expenses and other accrued liabilities ....        (7,145)        (4,111)
     Deferred revenues .....................................................         2,941          2,170
                                                                                  --------       --------
          Net cash used by operating activities ............................        (2,685)       (18,063)
                                                                                  --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment ......................................        (3,828)        (4,956)
  Payment to acquire assets of Advanced Education Systems ..................          (271)          --
  Proceeds from sale of short-term investments .............................        43,000         41,006
  Payment to acquire investments ...........................................           (50)          --
  Payments to acquire short-term investments ...............................       (44,071)       (41,881)
                                                                                  --------       --------
     Net cash used in investing activities .................................        (5,220)        (5,831)
                                                                                  --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from issuance of ordinary shares, net ...........................         3,748          6,836
                                                                                  --------       --------
    Net cash provided by financing activities ..............................         3,748          6,836
                                                                                  --------       --------
  Effect of exchange rate changes on cash and cash equivalents .............           367             89
                                                                                  --------       --------
  Net decrease in cash and cash equivalents ................................        (3,790)       (16,970)
  Cash and cash equivalents at beginning of period .........................        69,260         65,412
                                                                                  --------       --------
  Cash and cash equivalents at end of period ...............................      $ 65,470       $ 48,442
                                                                                  ========       ========


            See notes to condensed consolidated financial statements

Note: The statements of cash flows does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                        SMARTFORCE PUBLIC LIMITED COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     These interim unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. However, the Company believes that the disclosures are adequate to ensure that the information presented is not misleading. The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report to Shareholders as amended on Form 10-K/A for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of operations for the periods presented are not necessarily indicative of the results expected for the full financial year or for any future period.

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

         The following table sets forth the computation of basic and diluted net loss per share:

                                                            Three Months Ended
                                                                  March 31,
                                                            2000           2001
---------------------------------------------------------------------------------
              (dollars in thousands, except per share amounts)
Numerator:
         Numerator for basic and diluted
           net loss per share - loss
           available to common shareholders ........      $(11,739)      $    (53)
                                                          ========       ========
Denominator:
         Denominator for basic net loss
           per share - weighted average shares .....        50,353         52,334
         Effect of dilutive securities:
         Employee stock options ....................          --             --
         Denominator for diluted net loss
           per share - adjusted weighted average
           shares and assumed conversion ...........        50,353         52,334
                                                          ========       ========
Basic net loss per share ...........................      $  (0.23)      $  (0.00)
                                                          ========       ========
Diluted net loss per share .........................      $  (0.23)      $  (0.00)
                                                          ========       =========

NOTE 3.  COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," establishes rules for the reporting and display of comprehensive income and its components.

     The following table sets forth the calculation of comprehensive income on an interim basis:

                                                            Three months ended
                                                                 March 31,
                                                            2000           2001
                                                          --------       --------
         (dollars in thousands)
Net loss ...........................................      $(11,739)      $    (53)
Other Comprehensive loss
       Cumulative effect of change in accounting
       Principle (SFAS 133) ........................          --            3,703
       Movement on cash flow hedges ................          --           (3,208)
       Foreign currency translation adjustment .....            (1)        (1,102)
                                                          --------       --------
Total Comprehensive loss ...........................      $(11,740)      $   (660)
                                                          ========       ========


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

     The Company's Chief Operating Decision Maker ("CODM"), the Company's Chairman, President and CEO, allocates resources and evaluates performance based on a measure of segment profit or loss from operations. The accounting policies of the reportable segments are the same as described in the summary of significant accounting policies. The Company's CODM does not view segment results below operating profit (loss), therefore, net interest income, other income and the provision for income taxes are not broken out by segment below. The Company does not account for nor report to the CODM its assets or capital expenditures by segment, thus asset information is not provided on a segment basis.

     A summary of the segment financial information reported to the CODM is as follows:

                                                              QUARTER ENDED MARCH 31, 2001
                                                      -------------------------------------------
                                                                                                   CONSOLIDATED
                                          AMERICAS         EMEA         IRELAND       ALL OTHER        TOTAL
                                          --------       --------       --------      ---------       --------
                                                                     (dollars in thousands)
Revenues--External .................      $ 44,758       $  8,066       $  6,399      $  2,061       $ 61,284
Inter segment Revenues .............          --             --           25,645          --           25,645
Depreciation and Amortization ......         4,002             69          1,792           230          6,093
Segment Operating Income/(Loss) ....       (12,034)          (808)        15,427        (3,170)          (585)

                                                              QUARTER ENDED MARCH 31, 2001
                                                      -------------------------------------------
                                                                                                   CONSOLIDATED
                                          AMERICAS         EMEA         IRELAND       ALL OTHER        TOTAL
                                          --------       --------       --------      ---------       --------
                                                                     (dollars in thousands)
Revenues--External .................      $ 22,764       $  4,399       $     82      $  1,289       $ 28,534
Inter segment Revenues .............          --             --           13,624          --           13,624
Depreciation and Amortization ......         2,011            108            829         1,733          4,681
Segment Operating Income/(Loss) ....       (12,305)        (1,690)         2,849        (2,861)       (14,007)


     Revenues from external customers, based on the location of the customer, are categorized by geographical areas as follows:

                                QUARTER ENDED MARCH 31,
                                -----------------------
                                  2000          2001
                                 -------      -------
                                (dollars in thousands)
Revenues
  Ireland .................      $ 1,061      $ 1,008
  United States ...........       18,285       42,546
  United Kingdom ..........        4,909        6,710
  Other countries .........        4,279       11,020
                                 -------      -------
  Total ...................      $28,534      $61,284
                                 =======      =======


     Long-Lived assets are those assets that can be directly associated with a particular geographic area. These assets are categorized by geographical areas as follows:

                                           MARCH 31,
                                      2000          2001
                                    --------      --------
                                    (dollars in thousands)
Long-Lived Assets
     Ireland .................      $ 13,743      $ 63,677
     United States ...........        38,661        56,930
     Other countries .........        65,519        17,323
                                    --------      --------
Total ........................      $117,923      $137,930
                                    ========      ========

     The Company regards its e-learning solutions as homogenous products and services.

NOTE 5.  RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133") in June 1998. Statement 133, which requires all derivative instruments to be recognized as either assets or liabilities on the balance sheet at their fair value, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. As amended, this statement is effective for fiscal years beginning after June 15, 2000. The Company applied the new rules prospectively to transactions beginning in the first quarter of 2001. The cumulative effect of the change in accounting principle due to the adoption of Statement 133 resulted in the recognition of a net loss of $170,811 in the income statement and a net gain of $3.7 million in other comprehensive income. During the three months ended March 31, 2001, the amount recorded in earnings relating to cash flow ineffectiveness was $159,540. During the three months ended March 31, 2001, we recorded a net loss of $3.2 million in respect of the movement on the cash flow hedges held at March 31, 2001.

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

     In addition, we derive revenues from sales of our products, which are recognized upon shipment, net of allowances for estimated future returns and for excess quantities in distribution channels, provided persuasive evidence of an arrangement exists, our fees are fixed or determinable, and collections of accounts receivable are probable.

     Our e-Learning agreements may have other accounting and operating model consequences that are materially different from our software licensing structure. For example, in the second quarter of 1999, we entered into an agreement with a major customer to provide an outsourced virtual university for technical education. Under the contract, the customer has licensed educational software from us, and has also contracted for professional services, management fees, on-line mentoring services and certain other items. In addition, the agreement provides for the reselling by us of third parties' instructor-led training to the customer. Revenues from the non-software licenses component of this agreement, which represent a substantial majority of the firmly contracted amount with the customer and all of the potential incremental revenues over the firmly contracted amount, will generally be recognized as services are performed, which will have the effect of deferring revenue. Since that time an increasing number of customers, including most of our largest customers, have purchased a variety of different products and services from us, with different revenue recognition and operating model profiles. We expect to continue to experience increasing numbers of customers who fit this profile in the future. 1

     Moreover, the gross margins associated with the non-software license and non-rental components (and in particular the resale of third-party instructor-led training) are expected to be substantially lower than the gross margins typically associated with our software license agreements. 2

     In recent years, we have entered into several content development and marketing alliances with key vendors of technology software under which we develop e-Learning content for training on specific products. Under certain of our development and marketing alliances, our partners have agreed to fund certain product development costs. We recognize such funding as revenues on a percentage of completion basis, and the costs associated with such revenues are reflected as cost of revenues. These agreements have the effect of shifting expenses associated with developing certain new products from research and development to cost of revenues. We expect that cost of revenues may fluctuate from period to period in the future based upon many factors. We do not expect funding from development partners to contribute significantly to revenues in future years.

RECENT DEVELOPMENTS

     ACQUISITIONS

     On April 2, 2001, we acquired icGlobal, providers of industry-acclaimed Learning Management System (LMS) software. The LMS software enables global organizations, content providers and institutions to develop, track and manage all e-Learning events and instructor-led-training, empowering administrators to manage their entire learning environment. We issued to the shareholders of icGlobal the right to acquire 100,000 ADSs as consideration for the outstanding securities of icGlobal. The transaction will be accounted for under the purchase method of accounting in accordance with generally accepted accounting principles.

--------------------------------------------------------------------------------
1    This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results" commencing on page 15 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

2    This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results" commencing on page 15 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

     The combination of the operation of icGlobal with our operations will result in an increase in our research and development expenses. In addition, the amortization of goodwill and any intangible assets acquired as part of icGlobal, will negatively impact the results of operations in future periods. Unanticipated contingencies that would substantially increase the costs of combining the operation of icGlobal with us may occur. 3

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statements of operations data as a percentage of revenues:

                                                              Three months
                                                             ended March 31,
                                                            2000         2001
                                                            -----        -----
Revenues ...........................................          100%         100%
Cost of revenues ...................................         16.4         15.9
                                                            -----        -----
Gross Profit .......................................         83.6         84.1
Operating expenses:
     Research and development ......................         29.8         20.3
     Sales and marketing ...........................         81.3         51.7
     General and administrative ....................         15.6          9.3
       Amortization of acquired intangibles ........          6.0          3.8
                                                            -----        -----
         Total operating expenses ..................        132.7         85.1
                                                            -----        -----
Loss from operations ...............................        (49.1)        (1.0)
Other income, net ..................................          4.1          1.4
                                                            -----        -----

(Loss)/income before provision for income taxes ....        (45.0)         0.4
Benefit/(provision) for income taxes ...............          3.9         (0.5)
                                                            -----        -----
Net loss ...........................................        (41.1)%       (0.1)%
                                                            =====        =====

REVENUES

     Revenues increased to $61.3 million in the three months ended March 31, 2001 from $28.5 million in the three months ended March 31, 2000.

     Following the introduction of SmartForce e-Learning in January 2000 we commenced the migration of our business from the software license model to an e-Learning rental model where revenue is generally deferred and recognized ratably over the term of the agreement rather than annually in advance as was the case under the software license model. As a result of the rapid customer adoption of SmartForce e-Learning and the resulting move to an e-Learning rental model in the first quarter of 2000, revenues for that quarter decreased significantly compared to the three months ended March 31, 1999. During 2000 we continued our customer migration to SmartForce e-Learning which resulted in the deferral of revenue from 2000 into 2001. The increase in

--------------------------------------------------------------------------------
3    This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results" commencing on page 15 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

revenues for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000, is primarily attributable to the transition of the majority of our business from the software license model to the e-Learning rental model as well as increased revenue from our e-Learning solutions as a result of increases in the number of sales and sales related personnel and the expansion of our e-Learning offerings during 2000 and the three months ended March 31, 2001.

     Revenues in the United States for the three months ended March 31, 2001 were $42.5 million (or 69% of revenues) compared to $18.3 million (or 64% of revenues) for the three months ended March 31, 2000.

     Revenues in the United Kingdom for the three months ended March 31, 2001 were $6.7 million (or 11% of revenues), compared to $4.9 million (or 17% of revenues) for the three months ended March 31, 2001. Revenues in Ireland for the three months ended March 31, 2001 were $1.0 million (or 2% of revenues) compared to $1.0 million (or 4% of revenues) for the three months ended March 31, 2000.

     In addition, revenues from outside the United States, United Kingdom and Ireland (principally from Australia, Europe (other than the United Kingdom and Ireland), Canada, Asia, South Africa and the Middle East) for the three months ended March 31, 2001 were $11 million (or 18% of revenues), compared to $4.3 million (or 15% of revenues) for the three months ended March 31, 2000.

     Because a significant portion of our business is conducted outside the United States, we are subject to a number of risks associated with doing business in other countries, including risks related to currency fluctuations.

COST OF REVENUES

     Cost of revenues includes the cost of materials (such as packaging and documentation), royalties to third parties, the portion of development costs associated with funded development projects, hosting, the cost of providing professional services, fulfillment, shipping and handling costs and the amortization of the cost of purchased products.

     Gross margins increased to 84.1% in the three months ended March 31, 2001 from 83.6% in the three months ended March 31, 2000. The higher gross margin for the three months ended March 31, 2001 was attributable to increased revenues in the three months ended March 31, 2001 as compared to the three months ended March 31, 2000, and a certain portion of our cost of revenues being fixed. This increase in gross margin for the three months ended March 31, 2001, as compared to March 31, 2000, was partially offset by a modest increase in the proportion of revenues derived from services.

     We expect that cost of revenues may fluctuate from period to period in the future based upon many factors, including the rate at which we continue to migrate our customers to our e-Learning solutions, the revenue mix (including between software, services and partner's products) and the timing of expenses associated with development and marketing alliances. In particular, we expect that services may represent an increasing proportion of our revenues. 4

OPERATING EXPENSES

     Our operating expenses increased in dollar terms in the three months ended March 31, 2001 as compared to the three months ended March 31, 2000, primarily as a result of the growth in our business and our ongoing investments in our e-learning solutions. Operating expenses as a percentage of revenues decreased in the three months ended March 31, 2001 as compared to the three months ended March 31, 2000, primarily as a result of the rapid adoption of our e-learning solutions in the first quarter of 2000 which resulted in the deferral of revenues into future periods and consequently a significant increase in operating expenses as a percentage of revenues.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses consist primarily of salaries and benefits, related overhead costs, travel expenses and fees paid to outside consultants.

     Research and development expenses increased in the three months ended March 31, 2001 to $12.4 million from $8.5 million in the three months ended March 31, 2000. The increase in research and development in the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 is due primarily to the hiring of additional research and development personnel and the continued development of our e3 application architecture, all of which are required to further develop and expand our e-Learning solutions.

--------------------------------------------------------------------------------
4    This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results" commencing on page 15 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

     We believe that significant investment in research and development is required to build-out our e-Learning infrastructure and to remain competitive in the information technology and business skills education and training market. We therefore expect research and development expenses to increase in future periods. 5

     Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, under which we are required to capitalize software development costs after technological feasibility has been established. To date, development costs after establishment of technological feasibility have been immaterial, and all software development costs have been expensed as incurred.

SALES AND MARKETING EXPENSES

     Sales and marketing expenses consist primarily of salaries and commissions, travel expenses, advertising and promotional expenses and related overhead costs.

     These expenses increased to $31.7 million in the three months ended March 31, 2001 from $23.2 million for the three months ended March 31, 2000. The increase was primarily attributable to increases in the number of sales and marketing personnel to accommodate the growth in sales, higher absolute dollar commission costs associated with increased revenues, and increases in advertising and promotional expenses to build the SmartForce brand and market our e-Learning solutions. We expect to continue to increase sales and marketing expenses in the future to build the SmartForce brand and to support an increase in our sales force and expansion of our marketing efforts. 6

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses consist primarily of salaries and benefits, travel expenses, legal, accounting and consulting fees and related overhead costs for administrative officers and support personnel.

     General and administrative expenses increased to $5.7 million for the three months ended March 31, 2001 as compared to $4.5 million for the three months ended March 31, 2000. The increase in general and administrative expenses is due primarily to increases in the number of general and administrative staff to accommodate the growth in operations. We anticipate general and administrative expenses will increase in absolute dollars in future periods due to increases in staffing and infrastructure to support our e-Learning infrastructure and acquisitions. 7

AMORTIZATION OF ACQUIRED INTANGIBLES

     Amortization of acquired intangibles for the three months ended March 31, 2001 was $2.3 million as compared to $1.7 million for the three months ended March 31, 2000. Amortization of acquired intangibles increased due to the additional amortization of acquired intangibles in the three months ended March 31, 2001, as compared to the three months ended March 31, 2000 as a result of the acquisitions of AES and Learning Productions in March and April 2000, respectively. We expect that amortization of acquired intangibles will increase in future periods as a result of the acquisition of icGlobal.

--------------------------------------------------------------------------------
5    This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results" commencing on page 15 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

6    This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results" commencing on page 15 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

7    This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results" commencing on page 15 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

OTHER INCOME, NET

     Other income, net, comprises interest income, interest expense, foreign currency exchange gains and losses and gains and losses due to hedge ineffectiveness.

     We recognized other income, net, of $0.8 million for the three months ended March 31, 2001, as compared to other income, net, of $1.1 million for the three months ended March 31, 2000. Other income decreased primarily due to lower interest income resulting from lower prevailing interest rates and foreign exchange losses. Included in other income, net, was net exchange losses of $0.4 million for the three months ended March 31, 2001, compared to net exchange losses of $0.2 million for the three months ended March 31, 2000. The net exchange losses incurred were primarily as a result of adopting Statement 133 on January 1, 2001 and the strengthening of the U.S. dollar against the Euro and other currencies.

     Our consolidated financial statements are prepared in dollars, although several of our subsidiaries have functional currencies other than the dollar, and a significant portion of our revenues, costs and assets and those of our subsidiaries are denominated in currencies other than their respective functional currencies. We have significant subsidiaries in the United Kingdom, Australia, the Netherlands and Canada whose functional currencies are their local currencies and the majority of whose sales and operating expenses other than cost of goods sold are denominated in their respective local currencies. In addition, our Irish subsidiaries, whose functional currency is the U.S. dollar, incur substantial operating expenses denominated in Irish pounds. Fluctuations in exchange rates may have a material adverse effect on our results of operations, particularly our operating margins, and could result in exchange losses, as it has done in the three months ended March 31, 2001. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted.

     As of March 31, 2001 we have entered into forward currency exchange contracts to hedge identified expenses denominated in Irish pounds. We have not sought to hedge the risks associated with fluctuations in the exchange rates of other currencies against the U.S Dollar, but may undertake such transactions in the future. Any hedging techniques implemented by us may not be successful in eliminating or reducing the effects of currency fluctuations. Fluctuations in exchange rates may have a material adverse effect on our results of operations, particularly our operating margins, and could result in exchange losses. The impact of future exchange rate fluctuations on the results of operations cannot be accurately predicted. 8

     Other income, net may fluctuate in future periods as a result of movements in cash, cash equivalents and short-term investment balances, interest rates, foreign currency exchange rates, ineffectiveness of foreign currency exchange contracts, asset and investment disposals and write downs.

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

     We have significant operations and generate a majority of our taxable income in the Republic of Ireland, and certain of our Irish operating subsidiaries are taxed at rates substantially lower than tax rates in effect in the United States and other countries in which we have operations. Two Irish subsidiaries currently qualify for a 10% tax rate and another Irish subsidiary is income tax exempt. If such subsidiaries were no longer to qualify for such tax rates or if the tax laws were rescinded or changed, our operating results could be materially adversely affected. Moreover, because we incur income

--------------------------------------------------------------------------------
8 This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results" commencing on page 15 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

tax in several countries, an increase in our profitability in one or more of these countries could result in a higher overall tax rate. In addition, if tax authorities were to challenge successfully the manner in which profits are recognized among our subsidiaries, our taxes could increase and our cash flow and net income could be materially adversely affected.

     We recorded a tax provision of $0.3 million, at an effective tax rate of 12% before amortization of acquired intangibles, in the three months ended March 31, 2001. We recorded a tax benefit of $1.1 million, at an effective tax rate of 10% before amortization of acquired intangibles, in the three months ended March 31, 2000 as a result of the loss for 2000, which was recognized for tax purposes by one of our Irish subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and short-term investments at March 31, 2001 were $91 million compared to $108 million at December 31, 2000. Working capital was $115.4 million as of March 31, 2001 compared to $112.4 million as of December 31, 2000. The decrease in cash and short term investments is due principally to cash outflows from operations and investments in property and equipment to support the building of our e-Learning infrastructure and expanded operations.

     CASH FLOWS FROM OPERATING ACTIVITIES. Net cash used by operating activities was $18.1 million for the three months ended March 31, 2001 compared to net cash used by operating activities of $2.7 million for the three months ended March 31, 2000. During the three months ended March 31, 2001, cash outflows from operations increased from that for the three months ended March 31, 2000, primarily as a result of the increase in accounts receivable and prepaid expenses and other assets from December 31, 2000 to March 31, 2001 as compared to the movement in accounts receivable and prepaid expenses and other assets from December 31, 1999 to March 31, 2000. The increase in the accounts receivable balance is a function of the revenue for the current and earlier periods and the timing of payments in respect of receivables.

     CASH FLOWS FROM INVESTING ACTIVITIES. Net cash used by investing activities was $5.8 million for the three months ended March 31, 2001 compared to net cash used by investing activities of $5.2 million for the three months ended March 31, 2000. The increase in cash outflow from investing activities was primarily due to increased capital expenditure required to continue to build our e-Learning infrastructure and to support our expanding operations. We expect to continue to make significant investments to our e-Learning infrastructure and information systems to support our e-Learning solutions and the growth in operations. 9

     CASH FLOWS FROM FINANCING ACTIVITIES. Net cash provided by financing activities increased to $6.8 million for the three months ended March 31, 2001 from $3.7 million for the three months ended March 31, 2000. The increase is attributable to increased employee stock option exercises during the three months ended March 31, 2001 as compared with the three months ended March 31, 2000.

     We believe our existing cash, cash equivalents and short-term investments and cash to be generated from operations will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next twelve months. 10 We may from time to time consider the acquisition of complementary businesses, products or technologies, which may require additional financing or pursue other strategic capital raising.

--------------------------------------------------------------------------------
9    This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results" commencing on page 15 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

10   This statement is a forward-looking statement and actual results may differ materially depending on a variety of factors, including variable operating results or presently unexpected uses of cash such as mergers and acquisitions.

ADDITIONAL RISK FACTORS THAT COULD AFFECT OPERATING RESULTS

IMPORTANT NOTE ABOUT FORWARD LOOKING STATEMENTS

     In addition to historical statements, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates" and similar expressions identify such forward looking statements. These forward looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Actual results may vary because of factors such as product ship schedules, life cycles, terms and conditions, product mix, competitive products and pricing, customer demand, technological shifts, litigation and other issues discussed elsewhere in this Quarterly Report and in our most recent Annual Report, as amended on Form 10-K/A for the fiscal year ended December 31, 2000. These forward-looking statements reflect management's opinions only as of the date hereof, and we assume no obligation unless required by law to revise or publicly release the results of any revision to these forward-looking statements. Risks and uncertainties include, but are not limited to, those discussed in the section entitled "Additional Risk Factors That Could Affect Operating Results." Other risks and uncertainties are disclosed in our SEC filings, including our Annual Report, as amended on Form 10-K/A, for the year ended December 31, 2000. Historical results are not necessarily indicative of trends in operating results for any future period.

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

     Our operating results have historically fluctuated, and may in the future continue to fluctuate, as a result of factors, which include:

o    the size and timing of new and renewal agreements
o the rate at which we continue to migrate our customers to our e-Learning solutions
o the number and size of outsourced virtual university agreements or other agreements providing for professional services or the resale of instructor-led training
o the mix of revenue between content, e-Learning platform, services and partner's products
o    royalty rates
o the announcement, introduction and acceptance of new products, product enhancements and technologies by us and our competitors
o the mix of sales between our field sales force, our other direct sales channels and our telesales sales channels
o the impact of any unanticipated decline in net revenues in any particular quarter as compared to the relatively fixed nature of our expense levels in the short term
o general conditions in our market or the markets served by our customers in the U.S. and or the International economy
o    competitive conditions in the industry

o    the loss of significant customers
o    delays in availability of existing or new products
o    the spending patterns of our customers
o    litigation costs and expenses
o    currency fluctuations
o    the length of sales cycles

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

OUR OPERATING RESULTS ARE SUBJECT TO SEASONAL FLUCTUATIONS WHICH MAY ADVERSELY IMPACT OUR BUSINESS.

     Our operating results are subject to seasonal fluctuations, based in part on customers' annual budgetary cycles and in part on the annual nature of sales quotas. These seasonal trends have in the past caused revenues in the first quarter of a year to be less, perhaps substantially so, than revenues for the immediately preceding fourth quarter. We expect that these seasonal trends could continue to adversely affect our revenues. In addition, we have in past years added significant headcount in the sales and marketing and research and development functions in the first quarter, and to a lesser extent, the second quarter. Because these headcount additions do not immediately contribute significant revenues, our operating margins in the earlier part of the year tend to be significantly lower than in the later parts of the year. In addition, many technology companies also experience a seasonal downturn in demand during the summer months. These seasonal trends may have a material adverse effect on our results of operations.

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

THE SUCCESS OF OUR E-LEARNING STRATEGY DEPENDS ON THE RELIABILITY AND CONSISTENT PERFORMANCE OF OUR INFORMATION SYSTEMS AND INTERNET INFRASTRUCTURE.

     The success of our e-Learning strategy is highly dependent on the consistent performance of our information systems and Internet infrastructure. If our Web site fails for any reason or if we exercise any unscheduled down times, even for only a short period of time, our business and reputation could be materially harmed. We have in the past experienced performance problems and unscheduled downtime, and these problems could recur. We rely on third parties for proper functioning of our computer infrastructure, delivery of our e-Learning application and the performance of our destination site. Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. Any system failures could adversely affect customer usage of our solutions and user traffic results in any future quarters, which could adversely affect our revenues and operating results and harm our reputation with corporate customers, subscribers and commerce partners. A key element of our strategy is to generate a high volume of traffic to the Web site and create a significant subscriber base. Accordingly, the satisfactory performance, reliability and availability of our Web site and computer infrastructure is critical to our reputation and ability to attract and retain corporate customers, subscribers and commerce partners. We cannot accurately project the rate or timing of any increases in traffic to our Web site and, therefore, the integration and timing of any upgrades or enhancements required to facilitate any significant traffic increase to the Web site are uncertain. We have in the past experienced difficulties in upgrading our site infrastructure to handle increased traffic, and these difficulties could recur. The failure to expand and upgrade the Web site or any system error, failure or extended down time could materially harm our business, reputation, financial condition or results of operations.

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

     Accordingly, our future success will depend upon the extent to which companies adopt technology-based solutions and use the Internet in connection with their training activities, and the extent to which companies utilize the services or purchase products of third-party providers. Many companies that have already invested substantial resources in traditional methods of corporate training may be reluctant to adopt a new strategy that may compete with their existing investments. Even if companies implement technology-based training or Internet learning solutions, they may still choose to design, develop, deliver or manage all or part of their education and training internally. If technology based learning and the use of the Internet for learning does not become widespread, or if companies do not use the products and services of third parties to develop, deliver or manage their training needs, then our products and services, may not achieve commercial success.

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

     In April 2001 we acquired icGlobal, providers of industry acclaimed Learning Management System software. Difficulties in combining the company's products and technologies with our own could have an adverse impact on our ability to fully benefit from our existing and future investment in this business and on the future prospects for our business, management and professional education software products.

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

WE MAY BE UNABLE TO PROTECT OUR PROPRIETARY RIGHTS. UNAUTHORIZED USE OF OUR TECHNOLOGY MAY RESULT IN DEVELOPMENT OF PRODUCTS OR SERVICES THAT COMPETE WITH OURS.

     Our success depends on our ability to protect our rights in our intellectual property and trade secrets. We rely upon a combination of copyright, trademark and trade secret laws and customer license agreements, and other methods to protect our proprietary rights. We also enter into confidentiality agreements without employees, consultants and third parties to seek to limit and protect the distribution of our proprietary information regarding this technology. However, we have not signed protective agreements in every case. Unauthorized parties may copy aspects of our products, services or technology or obtain and use information that we regard as proprietary. Other parties may breach confidentiality agreements and other protective contracts we have executed. We may not become aware of, or have adequate remedies in the event of, a breach. Litigation may be necessary in the future to enforce our intellectual property rights, to protect trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of management and technical resources.

SOME MAY CLAIM THAT WE INFRINGE THEIR INTELLECTUAL PROPERTY RIGHTS, WHICH COULD RESULT IN COSTLY LITIGATION OR REQUIRE US TO REENGINEER OR CEASE SALES OF OUR PRODUCTS OR SERVICES.

     Third parties could in the future claim that our current or future products infringe their intellectual property rights. Any claim, with or without merit, could result in costly litigation or require us to reengineer or cease sales of our products or services, any of which could have a material adverse effect on our business. Infringement claims could also result in an injunction in the use of our products or require us to enter into royalty or licensing agreements. Licensing agreements, if required, may not be available on terms acceptable to us or at all. Though no legal actions are pending at this time, from time to time we learn of parties that claim broad intellectual property rights in the e-Learning area that might implicate our offerings. These parties or others could initiate actions against us in the future.

WE ARE SUBJECT TO A PENDING LEGAL PROCEEDING AND MAY BECOME SUBJECT TO ADDITIONAL PROCEEDINGS AND ADVERSE DETERMINATIONS IN THESE PROCEEDINGS COULD HARM OUR BUSINESS.

     Since the end of the third quarter of 1998, a class action lawsuit has been pending in the United States District Court for the Northern District of California against us, one of our subsidiaries, SmartForce USA and certain of our former and current officers and directors alleging violation of the federal securities laws. It has been alleged in this lawsuit that we misrepresented or omitted to state material facts regarding our business and financial condition and prospects in order to artificially inflate and maintain the price of our ADSs, and misrepresented or omitted to state material facts in our registration statement and prospectus issued in connection with our merger with ForeFront, which also is alleged to have artificially inflated the price of our ADSs.

     We believe that this action is without merit and intend to vigorously defend ourselves against it. Although we cannot presently determine the outcome of this action, an adverse resolution of this matter could significantly negatively impact our financial position and results of operations.

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

THE MARKET PRICE FOR OUR ADSS MAY FLUCTUATE AND MAY NOT BE SUSTAINABLE.

     Our initial public offering of our ADSs was completed in April 1995. There can be no assurance that a viable public market for our ADSs will be sustained. The market price of our ADSs has fluctuated significantly since our initial public offering and is likely to continue to be volatile. We believe that factors, such as the following, could cause the price of our ADSs to fluctuate, perhaps substantially:

     o announcements of developments related to ourselves or our competitors' business
     o announcements of new products or enhancements by ourselves or our competitors
     o    sales of our ADSs into the public market
     o developments in our relationships with our customers, partners and distributors
     o shortfalls or changes in revenues, gross margins, earnings or losses or other financial results which differ from public market expectations
     o changes in the public market expectation of our performance or industry performance
     o    changes in market valuations of competitors
     o    regulatory developments
     o    additions or departures of key personnel
     o    fluctuations in results of operations and
     o general conditions in our market or the markets served by our customers or in the U.S. and or the International economy.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     Our exposure to market risk for changes in interest rates relate primarily to our cash and short term investment portfolio. We do not use any derivative financial instruments in our cash and short term investment portfolio. The primary objective of our investment activities is to preserve capital while maximizing yields without significantly increasing risk. We achieve this by investing our excess cash in deposits with major banks and in U.S. Treasury and U.S. agency obligations and in debt securities of corporations with strong credit ratings. Due to the nature of our investments, we believe that there is no material risk exposure. All investments are carried at market value, which approximates cost.

     The table below presents the principal amount and related weighed average interest rates for our cash and short term investment portfolio. Our short term investments are all in fixed rate instruments. The principal amounts approximate fair value at March 31, 2001.

     TABLE OF CASH AND SHORT TERM INVESTMENTS:

                                                                 AVERAGE
                                                   PRINCIPAL     INTEREST
                                                    AMOUNT        RATE
     MARCH 31, 2001
     (Dollars in thousands)
     Cash and cash equivalents ...............      $48,442         5%
     Short term investments ..................       42,984         5%
                                                    -------
     Total cash and investment securities ....      $91,426
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

     At March 31, 2001, we had forward exchange contracts of $52 million outstanding. All contracts at March 31, 2001 expire at various times throughout 2001 and 2002. Our hedging policy is designed to reduce the impact of foreign currency exchange movements between the Irish pound and U. S. Dollar by hedging identifiable Irish pound denominated commitments. Our accounting policies for these instruments are based on our designation of such instruments as cash flow hedges. We do not use forward currency exchange contracts for speculative trading purposes.

     Our outstanding foreign currency forward exchange contracts at March 31, 2001, are presented in the table below. The weighted average exchange rate quoted represents the financial currency to the U.S. dollar.

                                                                 Weighted
                                                                 Average
Functional                                Expected Maturity      Exchange
Currency               Amount               Quarter Ended          Rate
---------              ------               -------------          -----
Irish pounds        $ 7,000,000          June 30, 2001            1.1695
Irish pounds        $ 7,000,000          September 30, 2001       1.2112
Irish pounds        $ 8,000,000          December 31, 2001        1.1707
Irish pounds        $10,000,000          March 31, 2002           1.0722
Irish pounds        $10,000,000          June 30, 2002            1.0939
Irish pounds        $ 5,000,000          September 30, 2002       1.1154
Irish pounds        $ 5,000,000          December 31, 2002        1.1187

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Since the end of the third quarter of 1998, a class action lawsuit has been filed in United States District Court for the Northern District of California against us, one of our subsidiaries, SmartForce USA and certain of our former and current officers and directors alleging violation of the federal securities laws. It has been alleged in this lawsuit that we misrepresented or omitted to state material facts regarding our business and financial condition and prospects in order to artificially inflate and maintain the price of our ADSs, and misrepresented or omitted to state material facts in our registration statement and prospectus issued in connection with our merger with ForeFront, which also is alleged to have artificially inflated the price of our ADSs.

     We believe that this action is without merit and intend to vigorously defend ourselves against it. Although we cannot presently determine the outcome of this action, an adverse resolution of this matter could significantly negatively impact our financial position and results of operations.

ITEM 2.  CHANGES IN SECURITIES

     On April 2, 2001 we issued to the icGlobal shareholders the right to acquire an aggregate of 100,000 ADSs as consideration for our acquisition of the outstanding securities of icGlobal. The issuance of the ADSs was, exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, as the transaction did not involve a public offering.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          There are no exhibits attached to this Quarterly Report on Form 10-Q.

     (b)  Reports on Form 8-K

          We did not file any report on Form 8-K with the Securities and Exchange Commission in the three months ended March 31, 2001.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SMARTFORCE PLC


Date: May 15, 2001                  By: /s/ Gregory M. Priest
                                        ------------------------------------
                                        Gregory M. Priest
                                        Chairman of the Board, President and
                                        Chief Executive Officer

Date: May 15, 2001                   By: /s/ David C. Drummond
                                         -----------------------------------
                                         David C. Drummond
                                         Director, Executive Vice President
                                         of Finance and
                                         Chief Financial Officer