Form 10-Q
period 2001-06-30
SMARTFORCE PUBLIC LTD CO
filed 2001-08-14
CIK 940181

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20548

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition period from ________ to ________

                         Commission File Number: 0-25674

                        SMARTFORCE PUBLIC LIMITED COMPANY
             (Exact name of registrant as specified in its charter)


           Republic of Ireland                  Not Applicable
     (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)           Identification No.)


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

The number of American Depositary Shares ("ADSs") (issued or issuable in exchange for Registrant's outstanding Ordinary Shares) outstanding as of July 31, 2001 was 55,703,107.

                        SMARTFORCE PUBLIC LIMITED COMPANY

                                TABLE OF CONTENTS

                                                                                         Page
                                                                                        Number
                                                                                        ------
PART I.            FINANCIAL INFORMATION

        Item 1.    Financial Statements

                   Condensed Consolidated Balance Sheets as of December 31, 2000
                   and as of June 30, 2001                                                3

                   Condensed Consolidated Statements of Operations for the three and
                   six months ended June 30, 2000 and 2001                                4

                   Condensed Consolidated Statements of Cash Flows for the six months
                   ended June 30, 2000 and 2001                                           5

                   Notes to Condensed Consolidated Financial Statements                   6

        Item 2.    Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                  10

        Item 3.    Quantitative and Qualitative Disclosures About Market Risk             23

PART II.           OTHER INFORMATION

        Item 1.    Legal Proceedings                                                      24

        Item 2.    Changes in Securities                                                  24

        Item 4.    Submission of Matters to a vote of the Security Holders                25

        Item 6.    Exhibits and Reports on Form 8-K                                       27

                   Signature                                                              27

PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

                        SMARTFORCE PUBLIC LIMITED COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                December 31,     June 30,
                                                                                   2000            2001
                                                                                ------------     ---------
ASSETS
  CURRENT ASSETS
  Cash                                                                           $  65,412       $  54,345
  Short term investments                                                            42,545          43,590
  Accounts receivable, net                                                          76,458          85,132
  Inventories                                                                          369             265
  Recoverable and deferred tax assets, net                                           2,517           2,518
  Prepaid expenses                                                                  12,467          20,784
                                                                                 ---------       ---------
        Total current assets                                                       199,768         206,634
  Intangible assets                                                                 73,194          71,098
  Property and equipment, net                                                       29,388          34,298
  Investments                                                                        3,616           3,616
  Other assets                                                                      28,817          33,217
                                                                                 ---------       ---------
        Total assets                                                             $ 334,783       $ 348,863
                                                                                 =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
  Accounts payable                                                               $   6,961       $   4,584
  Accrued payroll and related expenses                                               9,926           9,106
  Other accrued liabilities                                                         22,118          18,242
  Deferred revenues                                                                 48,381          52,966
                                                                                 ---------       ---------
        Total current liabilities                                                   87,386          84,898
NON-CURRENT LIABILITIES
  Minority equity interest                                                             307             307
  Other liabilities                                                                  1,452             191
                                                                                 ---------       ---------
        Total non-current liabilities                                                1,759             498
SHAREHOLDERS' EQUITY
  Ordinary Shares, IR9.375p par value: 120,000,000 shares
    authorized at December 31, 2000 and June 30, 2001;
    issued and outstanding: 51,970,046 and 51,944,277
    shares at December 31, 2000 and 55,300,407 and
    53,274,638 at June 30, 2001, respectively                                        7,656           7,812
  Additional paid-in capital                                                       232,640         251,308
  Accumulated profit                                                                 6,191           7,238
  Capital redemption reserve                                                           296             296
  Other comprehensive loss                                                          (1,143)         (3,185)
  Treasury stock                                                                        (2)             (2)
                                                                                 ---------       ---------
        Total shareholders' equity                                                 245,638         263,467
                                                                                 ---------       ---------
            Total liabilities and shareholders' equity                           $ 334,783       $ 348,863
                                                                                 =========       =========


                   See notes to condensed consolidated financial statements

                        SMARTFORCE PUBLIC LIMITED COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)

                                                      Three Months                   Six Months
                                                      Ended June 30,               Ended June 30,
                                                 -----------------------      -----------------------
                                                   2000           2001          2000           2001
                                                 --------       --------      --------       --------
Revenues                                         $ 36,393       $ 66,148      $ 64,927       $127,432
Cost of revenues                                    5,921         10,708        10,588         20,445
                                                 --------       --------      --------       --------
Gross profit                                       30,472         55,440        54,339        106,987

Operating expenses:
    Research and development                       10,347         12,762        18,847         25,187
    Sales and marketing                            24,813         33,708        48,006         65,418
    General and administrative                      4,841          5,445         9,305         11,119
    Amortization of acquired intangibles            2,240          2,485         3,957          4,808
                                                 --------       --------      --------       --------
       Total operating expenses                    42,241         54,400        80,115        106,532
                                                 --------       --------      --------       --------

Income/(loss) from operations                     (11,769)         1,040       (25,776)           455

Other income, net                                   1,037            550         2,191          1,392
                                                 --------       --------      --------       --------
Income/(loss) before provision/(benefit)
for income taxes                                  (10,732)         1,590       (23,585)         1,847

Provision/(benefit) for income taxes                 (849)           489        (1,963)           799
                                                 --------       --------      --------       --------

Net income/(loss)                                $ (9,883)      $  1,101      $(21,622)      $  1,048
                                                 ========       ========      ========       ========

Net income/(loss) per share -- Basic             $  (0.19)      $   0.02      $  (0.43)      $   0.02
                                                 ========       ========      ========       ========

Shares used in computing net income/(loss)
per share -- Basic                                 50,990         53,092        50,671         52,715
                                                 ========       ========      ========       ========

Net income/(loss) per share -- Diluted           $  (0.19)      $   0.02      $  (0.43)      $   0.02
                                                 ========       ========      ========       ========

Shares used in computing net income/(loss)
per share -- Diluted                               50,990         60,853        50,671         60,393
                                                 ========       ========      ========       ========


                   See notes to condensed consolidated financial statements

                        SMARTFORCE PUBLIC LIMITED COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                      Six Months Ended
                                                                          June 30,
                                                                   -----------------------
                                                                     2000           2001
                                                                   --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)                                                  $(21,622)      $  1,048
Adjustments to reconcile net income/(loss) to net cash used
   by operating activities:
   Depreciation and amortization                                     10,355         12,855
   Loss on disposal of assets                                            96             --
   Accrued interest on short term investments                           405             94
   Changes in operating assets and liabilities:
    Accounts receivable                                               7,748         (9,715)
    Inventories                                                        (123)           104
    Deferred tax assets                                              (1,980)            (7)
    Prepaid expenses and other assets                                (7,164)       (12,995)
    Accounts payable                                                  1,175         (2,599)
    Accrued payroll, related expenses and other accrued
       liabilities                                                  (10,134)        (6,162)
    Deferred revenues                                                19,231          4,970
                                                                   --------       --------
Net cash used by operating activities                                (2,013)       (12,407)
                                                                   --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property and equipment                                 (7,382)       (12,488)
 Payments to acquire Knowledge Well, Learning Productions,
   net assets of Advanced Education Systems and icGlobal net
   of cash acquired                                                  (6,893)          (256)
 Payments to acquire short term investments                         (95,036)       (62,244)
 Proceeds from sale of short term investments                        92,340         61,106
 Payments to acquire investments                                     (1,974)            --
                                                                   --------       --------
    Net cash used in investing activities                           (18,945)       (13,882)
                                                                   --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of ordinary shares, net                       7,302         16,573
                                                                   --------       --------
    Net cash provided by financing activities                         7,302         16,573
                                                                   --------       --------
 Effect of exchange rate changes on cash and cash equivalents           567         (1,351)
                                                                   --------       --------
 Net decrease in cash and cash equivalents                          (13,089)       (11,067)
 Cash and cash equivalents at beginning of period                    69,260         65,412
                                                                   --------       --------
 Cash and cash equivalents at end of period                        $ 56,171       $ 54,345
                                                                   ========       ========


                   See notes to condensed consolidated financial statements

                        SMARTFORCE PUBLIC LIMITED COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

        These interim unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. However, the Company believes that the disclosures are adequate to ensure that the information presented is not misleading. The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to Shareholders, as amended on Form 10-K/A, for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of operations for the periods presented are not necessarily indicative of the results expected for the full financial year or for any future period.

NOTE 2. COMPUTATION OF NET INCOME/(LOSS) PER SHARE

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

The following table sets forth the computation of basic and diluted net income/
(loss) per share:

                                                      THREE MONTHS                  SIX MONTHS
                                                      ENDED JUNE 30,               ENDED JUNE 30,
                                                 -----------------------      ----------------------
                                                    2000          2001          2000           2001
                                                 ---------       -------      --------       -------
(dollars in thousands, except per share amounts)

Numerator:
    Numerator for basic and diluted net
    income/(loss) per share -- net income/
    (loss) available to common shareholders     $  (9,883)      $ 1,101      $(21,622)      $ 1,048
                                                 =========       =======      ========       =======
Denominator:
    Denominator for basic net income/
    (loss) per share -- weighted average
    shares                                          50,990        53,092        50,671        52,715
    Effect of dilutive securities:
    Employee stock options                              --         7,761            --         7,678
                                                 ---------       -------      --------       -------
Denominator for diluted net income/(loss)
per share -- adjusted weighted average
shares and assumed conversion                       50,990        60,853        50,671        60,393
                                                 =========       =======      ========       =======
Basic net income/(loss) per share                $   (0.19)      $  0.02      $  (0.43)      $  0.02
                                                 =========       =======      ========       =======
Diluted net income/(loss) per share              $   (0.19)      $  0.02      $  (0.43)      $  0.02
                                                 =========       =======      ========       =======


NOTE 3. COMPREHENSIVE LOSS

The components of comprehensive loss, net of tax, for the six months ended June 30, 2001 are as follows:

                                                          SIX MONTHS ENDED
                                                              JUNE 30,
                                                      -----------------------
                                                        2000           2001
                                                      --------       --------
(dollars in thousands)

Net income/ (loss)                                    $(21,622)      $  1,048
Other comprehensive loss                                  (442)
       Cumulative effect of change in accounting
       Principle (SFAS 133)                                 --          3,703
       Current period changes on cash flow hedges:
          Net amount reclassified into earnings             --            264
          Net (loss) on cash flow hedges                    --         (5,233)
       Foreign currency translation adjustment              --           (776)
                                                      --------       --------

Total comprehensive loss                              $(22,064)      $   (994)
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

        The Company's Chief Operating Decision Maker ("CODM"), the Company's President and CEO, allocates resources and evaluates performance based on a measure of segment profit or loss from operations. The accounting policies of the reportable segments are the same as described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K/A, as amended, for the year ended December 31, 2000. The Company's CODM does not view segment results below operating profit/(loss), therefore, net interest income, other income and the provision/(benefit) for income taxes are not broken out by segment below. The Company does not account for nor report to the CODM its assets or capital expenditures by segment, thus asset information is not provided on a segment basis.

        A summary of the segment financial information reported to the CODM is as follows:

                                                          SIX MONTHS ENDED JUNE 30, 2001
                                      ---------------------------------------------------------------------
                                                                                               CONSOLIDATED
                                      AMERICAS         EMEA          IRELAND      ALL OTHER        TOTAL
                                      --------       --------       --------      ---------    ------------
                                                             (dollars in thousands)
Revenues--external..................  $ 96,399       $ 15,781       $ 11,414      $  3,838       $127,432
Intersegment revenues...............        --             --         51,070            --         51,070
Depreciation and amortization.......     8,432            141          3,820           462         12,855
Segment operating income/(loss).....   (18,528)          (997)        26,529        (6,549)           455


                                                          SIX MONTHS ENDED JUNE 30, 2000
                                      ---------------------------------------------------------------------
                                                                                               CONSOLIDATED
                                      AMERICAS         EMEA         IRELAND       ALL OTHER        TOTAL
                                      --------       --------       --------      ---------    ------------
                                                             (dollars in thousands)
Revenues--external..................  $ 51,302       $  9,427       $    984      $  3,214       $ 64,927
Intersegment revenues...............        --             --         30,929            --         30,929
Depreciation and amortization.......     3,555            144          2,091         4,565         10,355
Segment operating income/(loss).....   (24,852)        (3,173)         7,987        (5,738)       (25,776)



Revenues from external customers, based on the location of the customer, are categorized by geographical areas as follows:

                             THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                             ---------------------------      -------------------------
                               2000               2001          2000             2001
                             --------           --------      --------         --------
Revenues
    Ireland ...........      $  1,075           $    506      $  2,136         $  1,514
    United States .....        23,582             46,825        41,867           89,371
    United Kingdom ....         5,459              6,314        10,368           13,024
    Other countries ...         6,277             12,503        10,556           23,523
                             --------           --------      --------         --------
    Total .............      $ 36,393           $ 66,148      $ 64,927         $127,432
                             ========           ========      ========         ========

        Long lived assets are those assets that can be directly associated with a particular geographic area. These assets are categorized by geographical areas as follows:

                               JUNE 30,
                        ----------------------
                          2000          2001
                        --------      --------
                        (dollars in thousands)
Long Lived Assets
    Ireland ..........   $66,887       $63,654
    United States ....    55,319        59,152
    Other countries ..    12,967        19,423
                        --------      --------
Total ............      $135,173      $142,229
                        ========      ========

        The Company regards its e-Learning solutions as homogenous products and services.

NOTE 5. ACQUISITION

        On April 2, 2001, we acquired icGlobal, a provider of Learning Management System (LMS) software. The LMS software enables global organizations, content providers and institutions to develop, track and manage all e-Learning events and instructor-led-training, empowering administrators to manage their entire learning environment. We issued to the shareholders of icGlobal the right to acquire 100,000 ADSs as consideration for the outstanding securities of icGlobal. The transaction was accounted for under the purchase method of accounting in accordance with generally accepted accounting principles. We recorded goodwill and intangible assets of approximately $3.2 million as a result of the acquisition of icGlobal. These intangibles are being amortized on a straight line basis over 5 years.

NOTE 6. RECENT ACCOUNTING PRONOUNCEMENTS

        The Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133") in June 1998. Statement 133, which requires all derivative instruments to be recognized as either assets or liabilities on the balance sheet at their fair value, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. As amended, this statement is effective for fiscal years beginning after June 15, 2000. The Company applied the new rules prospectively to transactions beginning in the first quarter of 2001. The cumulative effect of the change in accounting principle due to the adoption of Statement 133 resulted in the recognition of a net loss of $170,811 in the income statement and a net gain of $3.7 million in other comprehensive income. During the six months ended June 30, 2001, the amount recorded in earnings relating to cash flow ineffectiveness was a loss of $519,000. Included in other comprehensive loss for the six months ended June 30, 2001 was a loss of $1.3 million in respect of the cash flow hedges held at June 30, 2001.

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives acquired in a business combination before July 1, 2001 should not be amortized. The statement further requires that the fair value of goodwill and other intangible assets with indefinite lives be tested for impairment upon adoption of this statement, annually and upon the occurrence of certain events. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2002. The impact of SFAS 141 and SFAS 142 on the Company's financial statements has not yet been determined.


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

        Our e-Learning agreements may have other accounting and operating model consequences that are materially different from our software licensing structure. For example, in the second quarter of 1999, we entered into an agreement with a major customer to provide an outsourced virtual university for technical education. Under the contract, the customer has licensed educational software from us, and has also contracted for professional services, management fees, on-line mentoring services and certain other items. In addition, the agreement provides for the reselling by us of third parties' instructor-led training to the customer. Revenues from the non-software licenses component of this agreement, which represent a substantial majority of the firmly contracted amount with the customer and all of the potential incremental revenues over the firmly contracted amount, will generally be recognized as services are performed, which will have the effect of deferring revenue. Since that time an increasing number of customers, including most of our largest customers, have purchased a variety of different products and services from us, with different revenue recognition and operating model profiles. We expect to continue to experience increasing numbers of customers who fit this profile in the future.(1)

        Moreover, the gross margins associated with the non-software license and non-rental components (and in particular professional services and the resale of third-party instructor-led training) of these types of agreements are expected to be substantially lower than the gross margins typically associated with our software license agreements.(2)

        In recent years, we have entered into several content development and marketing alliances with key vendors of technology software under which we develop e-Learning content for training on specific products. Under certain of our development and marketing alliances, our partners have agreed to fund certain product development costs. We recognize such funding as revenues on a percentage of completion basis, and the costs associated with such revenues are reflected as cost of revenues. These agreements have the effect of shifting expenses associated with developing certain new products from research and development to cost of revenues. We expect that cost of revenues may fluctuate from period to period in the future based upon many factors. We do not expect funding from development partners to contribute significantly to revenues in future years.

-----------------
(1) This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results" commencing on page 17 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

(2) This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results" commencing on page 17 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

RECENT DEVELOPMENTS

        On April 2, 2001, we acquired icGlobal, providers of industry-acclaimed Learning Management System (LMS) software. The LMS software enables global organizations, content providers and institutions to develop, track and manage all e-Learning events and instructor-led-training, empowering administrators to manage their entire learning environment. We issued to the shareholders of icGlobal the right to acquire 100,000 ADSs as consideration for the outstanding securities of icGlobal. Such shareholders of icGlobal have also received resale registration rights with respect to such ADSs. The transaction has been accounted for under the purchase method of accounting in accordance with generally accepted accounting principles.

        The combination of the operation of icGlobal with our operations will result in an increase in our research and development expenses. In addition, the amortization of goodwill and any intangible assets acquired as part of icGlobal, will negatively impact the results of operations in future periods. Unanticipated contingencies that would substantially increase the costs of combining the operation of icGlobal with us may occur.(3)

RESULTS OF OPERATIONS

        The following table sets forth certain consolidated statements of operations data as a percentage of revenues:

                                                  THREE MONTHS              SIX MONTHS
                                                  ENDED JUNE 30,           ENDED JUNE 30,
                                                ------------------       ------------------
                                                2000         2001        2000         2001
                                                -----        -----       -----        -----
Revenues                                          100%         100%        100%         100%
Cost of revenues                                 16.3         16.2        16.3         16.0
                                                -----        -----       -----        -----
Gross Profit                                     83.7         83.8        83.7         84.0
Operating expenses:
    Research and development                     28.4         19.3        29.0         19.8
    Sales and marketing                          68.2         51.0        74.0         51.3
    General and administrative                   13.3          8.2        14.3          8.7
    Amortization of acquired intangibles          6.1          3.7         6.1          3.8
                                                -----        -----       -----        -----
       Total operating expenses                 116.0         82.2       123.4         83.6
                                                -----        -----       -----        -----
Income/(loss) from operations                   (32.3)         1.6       (39.7)         0.4
Other income, net                                 2.8          0.8         3.4          1.0
                                                -----        -----       -----        -----

Income/(loss) before provision for income       (29.5)         2.4       (36.3)         1.4
taxes
Provision/(benefit) for income taxes             (2.3)         0.7        (3.0)         0.6
                                                -----        -----       -----        -----
Net income/(loss)                               (27.2)%        1.7%      (33.3)%        0.8%
                                                =====        =====       =====        =====

REVENUES


        Revenues increased to $66.1 million in the three months ended June 30, 2001 from $36.4 million in the three months ended June 30, 2000, and increased to $127.4 million in the six months ended June 30, 2000 from $64.9 million in the six months ended June 30, 2000.

        Following the introduction of SmartForce e-Learning in January 2000, we commenced the migration of our business from the software license model to an e-Learning rental model, where revenue is generally deferred and recognized over the term of the agreement rather than annually in advance as was the case under the software license model. As a result of the rapid customer adoption of SmartForce e-Learning and the resulting move to an e-Learning rental model in early 2000, quarterly revenues in 2000 decreased significantly as compared to quarterly revenues in 1999. During 2000 we continued our customer migration to SmartForce e-Learning which resulted in the deferral of

----------------

(3) This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results" commencing on page 17 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

revenue from 2000 to 2001. The increase in revenues for three and six months ended June 30, 2001 as compared to the three months and six months ended June 30, 2000, is primarily attributable to the transition of the majority of our business from the software license model to the e-Learning rental model as well as increased revenue from our e-Learning solutions as a result of increases in the number of sales and sales related personnel and the expansion of our e-Learning offerings during 2000 and the six months ended June 30, 2001.

        Revenues in the United States for the three months and six months ended June 30, 2001 were $46.8 million (or 71% of revenues) and $89.4 million (or 70% of revenues), respectively, compared to $23.6 million (or 65% of revenues) and $41.9 million (or 65% of revenues) for the three and six month periods ended June 30, 2000, respectively.

        Revenues in the United Kingdom for the three months and six months ended June 30, 2001 were $6.3 million (or 9% of revenues) and $13 million (or 10% of revenues), respectively, compared to $5.4 million (or 15% of revenues) and $10.4 million (or 16% of revenues) for the three and six month periods ended June 30, 2000, respectively. Revenues in Ireland for the three and six months ended June 30, 2001 were $0.5 million (or 1% of revenues) and $1.5 million (or 1% of revenues) compared to $1.1 million (or 3% of revenues) and $2.1 million (or 3% of revenues) for the six months ended June 30, 2000.

        In addition, revenues from outside the United States, United Kingdom and Ireland (principally from Asia Pacific, Europe (other than the United Kingdom and Ireland), Latin America, Canada, South Africa and the Middle East) in the three and six months ended June 30, 2001 were $12.5 million (or 19% of revenues) and $23.5 million (or 19% of revenues), compared to $6.3 million (or 17% of revenues) and $10.6 million (or 16% of revenues) for the three and six months ended June 30, 2000.

        Because a significant proportion of our business is conducted outside the United States, we are subject to a number of risks associated with doing business in other countries, including risks related to currency fluctuations.

COST OF REVENUES

        Cost of revenues includes the cost of materials (such as packaging and documentation), royalties to third parties, the portion of development costs associated with funded development projects, hosting, the cost of providing professional services, fulfillment, shipping and handling costs and the amortization of the cost of purchased products.

        Gross margins increased slightly to 83.8% and 84.0% in the three and six months ended June 30, 2001, from 83.7% in the three and six months ended June 30, 2000. The higher gross margin for the six months ended June 30, 2001 was attributable to increased revenues for the period as well as the fact that a certain portion of our cost of revenues being fixed. This increase in gross margin was partially offset by a modest increase in the proportion of revenues derived from services.

        We expect that cost of revenues may fluctuate from period to period in the future based upon many factors, including the rate of migration of our customers to our e-Learning solutions, the revenue mix (including between software, professional services and partner's products) and the timing of expenses associated with development and marketing alliances. In particular we expect that professional services may represent an increasing portion of our revenues.(4)

OPERATING EXPENSES

        Our operating expenses increased in dollar terms in the three and six months ended June 30, 2001 as compared to the three and six months ended June 30, 2000, primarily as a result of the growth in our business and our ongoing investments in our e-Learning solutions. Operating expenses as a percentage of revenues decreased in the three and six months ended June 30, 2001 as compared to the same periods in 2000, primarily as a result of the rapid adoption of our e-Learning solutions in 2000 which resulted in the deferral of revenues from 2000 into future periods.

-----------------
(4) This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results" commencing on page 17 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

RESEARCH AND DEVELOPMENT EXPENSES

        Research and development expenses consist primarily of salaries and benefits, related overhead costs, travel expenses and fees paid to outside consultants.

        Research and development expenses increased in the three and six months ended June 30, 2001 to $12.8 million and $25.2 million, respectively, from $10.3 million and $18.8 million in the three and six months ended June 30, 2000. The increase in research and development is primarily the result of hiring additional research and development personnel, the expansion of our e-Learning content and platform capabilities and the continued enhancement of our e3 application architecture, all of which are required to further develop and expand our e-Learning solutions.

        We believe that significant investment in research and development is required to build-out our e-Learning infrastructure and to remain competitive in the information technology and business skills education and training market. We therefore expect research and development expenses to increase in future periods.(5)

        Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, under which we are required to capitalize software development costs after technological feasibility has been established. To date, development costs after establishment of technological feasibility have been immaterial, and all software development costs have been expensed as incurred.


SALES AND MARKETING EXPENSES

        Sales and marketing expenses consist primarily of salaries and commissions, travel expense, advertising and promotional expenses and related overhead costs.

        These expenses increased in absolute terms in the three and six months ended June 30, 2001 to $33.7 million and $65.4 million, respectively, from $24.8 million and $48.0 million for the three and six months ended June 30, 2000. The increase was primarily attributable to increases in the number of sales and marketing personnel to accommodate the growth in sales and higher absolute dollar commission costs associated with increased revenues. We expect to continue to increase sales and marketing expenses in the future to build the SmartForce brand and to support an increase in our sales force and expansion of our marketing efforts.(6)

GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses consist primarily of salaries and benefits, travel expenses, legal, accounting and consulting fees and related overhead costs for administrative officers and support personnel.

        General and administrative expenses increased in absolute terms in the three and six months ended June 30, 2001 to $5.4 million and $11.1 million, respectively, compared to $4.8 million and $9.3 million for the three and six months ended June 30, 2000.

AMORTIZATION OF ACQUIRED INTANGIBLES

        Amortization of acquired intangibles for the three and six months ended June 30, 2001 was $2.5 million and $4.8 million, respectively, compared to $2.2 million and $4.0 million, respectively for the three and six months ended June 30, 2000. Amortization of acquired intangibles increased due to the additional amortization of acquired intangibles in the three and six months ended June 30, 2001 as compared to the three and six months ended June 30, 2000, primarily as a result of the acquisition of Learning Productions in April 2000.

------------------
(5) This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results" commencing on page 17 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

(6) This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results" commencing on page 17 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" which will require us to discontinue amortization of goodwill and other intangible assets with indefinite lives acquired in business combinations we have completed in the past. We will adopt SFAS 142, as required, beginning in 2002 and thus will only continue to amortize acquired intangibles, other than goodwill, with definite lives. The impact of SFAS 142 on the Company's financial statements has not yet been determined.

OTHER INCOME, NET

        Other income, net, comprises interest income, interest expense and foreign currency exchange gains and losses on forward contracts.

        We recognized other income, net, of $0.6 million and $1.4 million in the three and six months ended June 30, 2001, respectively, as compared to other income, net, of $1.0 million and $2.2 million in the three and six months ended June 30, 2000. Other income decreased primarily due to lower interest income resulting from lower prevailing interest rates and foreign exchange losses. Included in other income, net, was net exchange losses of $0.5 million and $0.9 million for the three and six months ended June 30, 2001, compared to net exchange losses of $0.3 million and $0.5 million for the three and six months ended June 30, 2000. The net exchange losses incurred were primarily attributable to the adoption of Statement 133 on January 1, 2001, and the strengthening of the U.S. dollar against the Euro and other currencies.

        Our consolidated financial statements are prepared in dollars, although several of our subsidiaries have functional currencies other than the dollar, and a significant portion of our revenues, costs and assets and those of our subsidiaries are denominated in currencies other than their respective functional currencies. We have significant subsidiaries in the United Kingdom, Australia, the Netherlands and Canada whose functional currencies are their local currencies and the majority of whose sales and operating expenses other than cost of goods sold are denominated in their respective local currencies. In addition, our Irish subsidiaries, whose functional currency is the U.S. dollar, incur substantial operating expenses denominated in Irish pounds. Fluctuations in exchange rates may have a material adverse effect on our results of operations, particularly our operating margins, and could result in exchange losses, as it has done in the three and six months ended June 30, 2001 and 2000. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted.

        We entered into forward currency exchange contracts to hedge identified expenses denominated in Irish pounds. We have not sought to hedge risks associated with fluctuations in the exchange rates of other currencies against the U.S. Dollar, but may undertake such transactions in the future. Any hedging techniques implemented by us may not be successful in eliminating or reducing the effects of currency fluctuations. Fluctuations in exchange rates may have a material adverse effect on our results of operations, particularly our operating margins, and could result in exchange losses. The impact of future exchange rate fluctuations on the results of operations cannot be accurately predicted.(7)

        Other income, net may fluctuate in future periods as a result of movements in cash, cash equivalents and short-term investment balances, interest rates, foreign currency exchange rates movement on derivative instruments and asset and investment disposals and write downs.

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

-----------------
(7) This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results" commencing on page 17 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

        We recorded a tax charge of $0.5 million and $0.8 million, at an effective tax rate of 12%, before amortization of acquired intangibles, in the three and six months ended June 30, 2001. We recorded a tax benefit of $0.8 million and $1.9 million in the three and six months ended June 30, 2000, as a result of the loss for 2000, which was recognized for tax purposes by one of our Irish subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and short-term investments at June 30, 2001 were $97.9 million compared to $108.0 million at December 31, 2000. Working capital was $121.7 million as of June 30, 2000 compared to $112.4 million as of December 31, 2000. The decrease in cash and short term investments is due principally to cash outflows from operations and investments in property and equipment to support the building of our e-Learning infrastructure and expanded operations.

CASH FLOWS FROM OPERATING ACTIVITIES. Net cash used by operating activities was $12.4 million for the six months ended June 30, 2001 compared to net cash used by operating activities of $2.0 million for the six months ended June 30, 2000. During the six months ended June 30, 2001, cash outflows from operations increased from that for the six months ended June 30, 2000 primarily as a result of an increase in accounts receivable and prepaid expenses. This was partially offset by a decrease in the deferred revenue movement from December 31, 2000 to June 30, 2001, as compared to the movement from December 31, 1999 to June 30, 2000. Deferred revenue increased significantly from December 31, 1999 to June 30, 2001 as a result of the introduction of SmartForce e-Learning and the move to the e-Learning rental model in January 2000.

CASH FLOWS FROM INVESTING ACTIVITIES. Net cash used by investing activities was $13.9 million in the six months ended June 30, 2001 compared to net cash used by investing activities of $18.9 million for the six months ended June 30, 2000. The decrease in cash outflow from investing was primarily due to payments, net of cash acquired, on the acquisition of Learning Productions and AES and a minority equity investment in Capella Education, which occurred in 2000, which was offset by increased capital expenditure required to continue to build our e-Learning infrastructure and to support. We expect to make significant investments to our e-Learning infrastructure and information systems to support our e-Learning solutions and the growth in operations.(8)

CASH FLOWS FROM FINANCING ACTIVITIES. Net cash provided by financing activities increased to $16.6 million for the six months ended June 30, 2001 compared to $7.3 million for the six months ended June 30, 2000. The increase is attributable to increased employee stock option exercises during the 2001 period.

We believe our existing cash, cash equivalents and short-term investments and cash to be generated from operations will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next twelve months. (9) We may from time to time consider the acquisition of complementary businesses, products or technologies, which may require additional financing or pursue other strategic capital raising.

-------------------
(8) This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results" commencing on page 17 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

(9) This statement is a forward-looking statement and actual results may differ materially depending on a variety of factors, including variable operating results or presently unexpected uses of cash such as mergers and acquisitions.

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



    Our operating results have historically fluctuated, and may in the future continue to fluctuate, as a result of factors, which include:

-     the size and timing of new and renewal agreements

- the rate at which we continue to migrate our customers to our e-Learning solutions

- the number and size of outsourced virtual university agreements or other agreements providing for professional services or the resale of instructor-led training

- the mix of revenue between content, e-Learning platform, professional services and partner's products

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

-     competitive conditions in the industry

-     the loss of significant customers

-     delays in availability of existing or new products

-     the spending patterns of our customers

-     litigation costs and expenses

-     currency fluctuations

-     the length of sales cycles

OUR EXPERIENCE IN SELLING FULLY INTEGRATED, INTERNET-BASED LEARNING SOLUTION, IS RELATIVELY LIMITED.

        In the fourth quarter of 1999 we introduced SmartForce e-Learning, a hosted Internet-based learning solution. While the results of our efforts to migrate our business to the e-Learning model and market these solutions to our customers have exceeded our expectations, we have relatively limited experience with these solutions, which makes our historical results of limited value in predicting the potential success of this initiative. The ultimate success of this initiative will depend on our ability to continue to expand and enhance our e-Learning infrastructure, to market and sell the new e-Learning solutions to existing and prospective customers,to host, operate and manage our destination site, and to attract and retain key management and technical personnel.

        We may not be successful in these efforts and the economic terms of any arrangements that might be expected may not be as favorable as the traditional licensing agreements. We believe that a lack of success in this regard could have a material negative effect on us. Moreover, the arrangements with our customers under the e-Learning model have had and will continue to have accounting and operating model consequences that would also be materially different from the consequences of our traditional software licensing model.



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


THE SUCCESS OF OUR E-LEARNING STRATEGY DEPENDS ON THE RELIABILITY AND CONSISTENT PERFORMANCE OF OUR INFORMATION SYSTEMS AND INTERNET INFRASTRUCTURE.

        The success of our e-Learning strategy is highly dependent on the consistent performance of our information systems and Internet infrastructure. If our Web site fails for any reason or if we exercise any unscheduled down times, even for only a short period of time, our business and reputation could be materially harmed. We have in the past experienced performance problems and unscheduled downtime, and these problems could occur. We rely on third parties for proper functioning of our computer infrastructure, delivery of our e-Learning application and the performance of our destination site. Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. Any system failures could adversely affect customer usage of our solutions and user traffic results in any future quarters, which could adversely affect our revenues and operating results and harm our reputation with corporate customers, subscribers and commerce partners. A key element of our strategy is to generate a high volume of traffic to the Web site and create a significant subscriber base. Accordingly, the satisfactory performance, reliability and availability of our Web site and computer infrastructure is critical to our reputation and ability to attract and retain corporate customers, subscribers and commerce partners. We cannot accurately project the rate or timing of any increases in traffic to our Web site and, therefore, the integration and timing of any upgrades or enhancements required to facilitate any significant traffic increase to the Web site are uncertain. We have in the past experienced difficulties in upgrading our site infrastructure to handle increased traffic, and these difficulties could recur. The failure to expand and upgrade the Web site or any system error, failure or extended down time, could materially harm our business, reputation, financial condition or results of operations.

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

        Since the end of the third quarter of 1998, a class action lawsuit has been pending in the United States District Court for the Northern District of California against us, one of our subsidiaries, SmartForce USA, and certain of our former and current officers and directors, alleging violation of the federal securities laws. It has been alleged in this lawsuit that we misrepresented or omitted to state material facts regarding our business and financial condition and prospects in order to artificially inflate and maintain the price of our ADSs, and misrepresented or omitted to state material facts in our registration statement and prospectus issued in connection with our merger with Forefront, which also is alleged to have artificially inflated the price of our ADSs.

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

        The table below presents the principal amount and related weighed average interest rates for our investment portfolio. Our short term investments are all in fixed rate instruments. The principal amounts approximate fair value at June 30, 2001.


        TABLE OF CASH AND SHORT TERM INVESTMENTS:

                                                             AVERAGE
    JUNE 30, 2001                               PRINCIPAL    INTEREST
    (Dollars in thousands)                       AMOUNT        RATE
                                                ---------    --------
    Cash and cash equivalents .............      $54,345        4.5%
    Short term investments ................       43,590        4.4%
                                                 -------
    Total cash and investment securities...      $97,935
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

        At June 30, 2001, we had forward exchange contracts of $45 million outstanding. All contracts at June 30, 2001 expire at various times throughout 2001 and 2002. Our hedging policy is designed to reduce the impact of foreign currency exchange movements between the Irish pound and U.S. Dollar by hedging identifiable Irish pound denominated commitments. Our accounting policies for these instruments are based on our designation of such instruments as cash flow hedges. We do not use forward currency exchange contracts for speculative trading purposes.


        Our outstanding foreign currency forward exchange contracts at June 30, 2001, are presented in the table below. The weighted average exchange rate quoted represents the functional currency to the U.S. dollar.

Functional                            Expected Maturity    Weighted Average
Currency             Amount           Quarter Ended         Exchange Rate
--------             ------           -------------         -------------
Irish pounds       $7,000,000         September 30, 2001        1.2112

Irish pounds       $8,000,000         December 31, 2001         1.1707

Irish pounds       $10,000,000        March 31, 2002            1.0722

Irish pounds       $10,000,000        June 30, 2002             1.0939

Irish pounds       $5,000,000         September 30, 2002        1.1154

Irish pounds       $5,000,000         December 31, 2002         1.1187


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Since the end of the third quarter of 1998, a class action lawsuit has been pending in United States District Court for the Northern District of against us, one of our subsidiaries, SmartForce USA and certain of our former and current officers and directors alleging violation of the federal securities laws. It has been alleged in this lawsuit that we misrepresented or omitted to state material facts regarding our business and financial condition and prospects in order to artificially inflate and maintain the price of our ADSs, and misrepresented or omitted to state material facts in our registration statement and prospectus issued in connection with our merger with ForeFront, which also is alleged to have artificially inflated the price of our ADSs.

        We believe that this action is without merit and intend to vigorously defend ourselves against it. Although we cannot presently determine the outcome of this action, an adverse resolution of this matter could significantly negatively impact our financial position and results of operations.

ITEM 2. CHANGES IN SECURITIES

        On April 2, 2001 we issued to the icGlobal shareholders the right to acquire an aggregate of 100,000 ADSs as consideration for our acquisition of the outstanding securities of icGlobal. The issuance of the ADSs was, exempt from the registration requirements of the Securities Act of 1933, pursuant to Section 4(2) thereof, as the transaction did not involve a public offering. Such shareholders of icGlobal have also received resale registration rights with respect to such ADSs.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS


ANNUAL GENERAL MEETING

We held our annual general meeting of shareholders on July 10, 2001. Under the terms of the deposit agreement Bank of New York is entitled to vote on behalf of the ADS holders. Three individual shareholders and a representative of Bank of New York were present for the vote. Voting was conducted by a show of hands in accordance with Irish law. There were no abstentions, broker non-votes or votes withheld with respect to any matter submitted to a vote of the security holders at the annual general meeting.

The following is a brief description of each matter submitted to a vote of the security holders (Ordinary Shareholders and the representative of the ADS holders) and a summary of the votes tabulated with respect to each such matter at the annual general meeting, as well as a summary of the votes cast by the Bank of New York based on the ADR facility:

(1) Re-election as directors of the following person who retired by rotation and being eligible offered himself for re-election in accordance with the Company's Articles of Association;

      Mr. John M. Grillos

                             Votes "FOR"    Votes "AGAINST"             Votes "ABSTAIN"
                             -----------    ---------------             ---------------
Ordinary Shareholders                 4                  0                           0
ADS holders                  50,488,082             63,285                      8 ,897

(2) Re-appointment as directors of the following persons who were appointed during the year

      (A) Mr. Ronald C. Conway

                             Votes "FOR"    Votes "AGAINST"             Votes "ABSTAIN"
                             -----------    ---------------             ---------------
Ordinary Shareholders                 4                  0                           0
ADS holders                  50,491,429             56,247                      12,688

      (B) Mr. David C. Drummond

                             Votes "FOR"    Votes "AGAINST"             Votes "ABSTAIN"
                             -----------    ---------------             ---------------
Ordinary Shareholders                 4                  0                           0
ADS holders                  50,498,763             53,277                       8,324

(3) To receive and consider the Report of the Directors and the Consolidated Financial Statements of the Company for the year ended December 31, 2000 and the Auditors' Report to the Members.

                             Votes "FOR"    Votes "AGAINST"             Votes "ABSTAIN"
                             -----------    ---------------             ---------------
Ordinary Shareholders                 4                  0                           0
ADS holders                  50,466,047             87,130                       7,187

(4) The shareholders authorized the Company's Board of Directors to fix the remuneration of the Company's auditors for the year ending December 31, 2000;

                             Votes "FOR"    Votes "AGAINST"             Votes "ABSTAIN"
                             -----------    ---------------             ---------------
Ordinary Shareholders                 4                  0                           0
ADS holders                  50,514,134             39,345                       6,885

(5)   To redenominate The Company's share capital from Irish pounds to Euros.

                             Votes "FOR"    Votes "AGAINST"             Votes "ABSTAIN"
                             -----------    ---------------             ---------------
Ordinary Shareholders                 4                  0                           0
ADS holders                  50,540,218              6,359                      13,787

(6) To renominalize each of the Company's shares from E0.11903794 per share to E0.11 per share, to establish a Capital Conversion Reserve Fund and to amend the Company's Memorandum and Articles of Association.

                             Votes "FOR"    Votes "AGAINST"             Votes "ABSTAIN"
                             -----------    ---------------             ---------------
Ordinary Shareholders                 4                  0                           0
ADS holders                  50,534,968             10,448                      14,948

(7) To amend the Company's Employee Share Purchase Plan to increase the total number of ordinary shares reserved for issuance thereunder by 500,000 ordinary shares.

                             Votes "FOR"    Votes "AGAINST"             Votes "ABSTAIN"
                             -----------    ---------------             ---------------
Ordinary Shareholders                 4                  0                           0
ADS holders                  50,506,394             34,782                      19,188

(8)   To adopt the 2001 Outside Director Option Plan

                             Votes "FOR"    Votes "AGAINST"             Votes "ABSTAIN"
                             -----------    ---------------             ---------------
Ordinary Shareholders                 4                  0                           0
ADS holders                  14,240,417         12,960,450                      31,714

(9) To amend the Company's Articles of Association so that agreements may be signed on the Company's behalf under seal without the requirement for a member of the board of directors to be present at the affixing of the seal.

                             Votes "FOR"    Votes "AGAINST"             Votes "ABSTAIN"
                             -----------    ---------------             ---------------
Ordinary Shareholders                 4                  0                           0
ADS holders                  50,454,526             40,516                      65,322

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

        There are no exhibits attached to this Quarterly Report on Form 10-Q.


(b)  Reports on Form 8-K

        We did not file a report on Form 8-K during the three months ended June 30, 2001.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 SMARTFORCE PLC


Date: August 14, 2001.                       By:/s/ Gregory M. Priest
                                                ---------------------
                                                Gregory M. Priest
                                                Chairman of the Board, President
                                                and Chief Executive Officer

Date: August 14, 2001.                       By:/s/ David C. Drummond
                                                ---------------------
                                                David C. Drummond
                                                Director, Executive Vice
                                                President of Finance and Chief
                                                Financial Officer