Form 10-Q
period 2001-09-30
SMARTFORCE PUBLIC LTD CO
filed 2001-11-14
CIK 940181

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20548

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                                 Yes [X] No [_]

The number of American Depositary Shares ("ADSs") (issued or issuable in exchange for Registrant's outstanding Ordinary Shares) outstanding as of November 12, 2001 was 56,592,257.

                        SMARTFORCE PUBLIC LIMITED COMPANY

                                TABLE OF CONTENTS


                                                                                                         Page
                                                                                                         Number
                                                                                                         ------
PART I.                    FINANCIAL INFORMATION

             Item 1.       Financial Statements

                           Condensed Consolidated Balance Sheets as of December 31, 2000
                           and as of September 30, 2001                                                   3

                           Condensed Consolidated Statements of Operations for
                           the three and nine months ended September 30, 2000
                           and 2001                                                                       4

                           Condensed Consolidated Statements of Cash Flows for
                           the nine months ended September 30, 2000 and 2001                              5

                           Notes to Condensed Consolidated Financial Statements                           6

             Item 2.       Management's Discussion and Analysis of Financial Condition and
                           Results of Operations                                                          9

             Item 3.       Quantitative and Qualitative Disclosures About Market Risk                    23

PART II.                   OTHER INFORMATION


              Item 1.      Legal Proceedings                                                             24

              Item 2.      Changes in Securities                                                         24

              Item 6.      Exhibits and Reports on Form 8-K                                              24

                           Signature                                                                     25

PART I          FINANCIAL INFORMATION

ITEM 1          FINANCIAL STATEMENTS

                        SMARTFORCE PUBLIC LIMITED COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                          December 31,    September 30,
ASSETS                                                                        2000             2001
                                                                              ----             ----
  CURRENT ASSETS
  Cash                                                                     $  65,412        $  78,808
  Short term investments                                                      42,545           44,002
  Accounts receivable, net                                                    76,458           88,796
  Inventories                                                                    369              232
  Recoverable and deferred tax assets, net                                     2,517            2,514
  Prepaid expenses                                                            12,467           21,204
                                                                           ---------        ---------
        Total current assets                                                 199,768          235,556
  Intangible assets                                                           73,194           71,582
  Property and equipment, net                                                 29,388           36,405
  Investments                                                                  3,616            9,616
  Other assets                                                                28,817           31,875
                                                                           ---------        ---------
        Total assets                                                       $ 334,783        $ 385,034
                                                                           =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
  Accounts payable                                                         $   6,961        $   5,277
  Accrued payroll and related expenses                                         9,926           10,927
  Other accrued liabilities                                                   22,118           16,312
  Deferred revenues                                                           48,381           45,226
                                                                           ---------        ---------
        Total current liabilities                                             87,386           77,742

NON-CURRENT LIABILITIES
  Minority equity interest                                                       307              307
  Other liabilities                                                            1,452              216
                                                                           ---------        ---------
        Total non current liabilities                                          1,759              523

SHAREHOLDERS' EQUITY
  Ordinary Shares, E0.11 par value: 120,000,000 shares authorized at
     December 31, 2000 and September 30, 2001; issued and
     outstanding: 51,970,046 and 51,944,277 shares at December 31,
     2000 and 56,274,654 and 56,248,885 at September 30,
     2001, respectively                                                        7,075            7,527
  Additional paid-in capital                                                 232,640          288,285
  Accumulated profit                                                           6,191            9,437
  Capital Conversion Reserve Fund                                                581              619
  Capital redemption reserve                                                     296              296
  Other comprehensive income (loss)                                           (1,143)             607
  Treasury stock                                                                  (2)              (2)
                                                                           ---------        ---------
        Total shareholders' equity                                           245,638          306,769
                                                                           ---------        ---------
            Total liabilities and shareholders' equity                     $ 334,783        $ 385,034
                                                                           =========        =========


            See notes to condensed consolidated financial statements

                        SMARTFORCE PUBLIC LIMITED COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)

                                                                        Three Months               Nine Months
                                                                    Ended September 30,        Ended September 30,
                                                                    -------------------        -------------------
                                                                     2000          2001         2000          2001
                                                                     ----          ----         ----          ----
Revenues                                                          $  45,572     $  68,117    $ 110,498     $ 195,549
Cost of revenues                                                      7,456        11,570       18,043        32,015
                                                                  ---------     ---------    ---------     ---------
Gross profit                                                         38,116        56,547       92,455       163,534
Operating expenses:
     Research and development                                        11,189        12,775       30,036        37,962
     Sales and marketing                                             26,423        33,825       74,429        99,243
     General and administrative                                       4,954         5,272       14,259        16,391
     Amortization of acquired intangibles                             2,323         2,539        6,280         7,347
                                                                  ---------     ---------    ---------     ---------
         Total operating expenses                                    44,889        54,411      125,004       160,943
                                                                  ---------     ---------    ---------     ---------
Income (loss) from operations                                        (6,773)        2,136      (32,549)        2,591
Other income, net                                                     1,069           709        3,260         2,101
                                                                  ---------     ---------    ---------     ---------
Income (loss) before provision (benefit) for income taxes            (5,704)        2,845      (29,289)        4,692

Provision (benefit) for income taxes                                   (338)          646       (2,301)        1,445
                                                                  ---------     ---------    ---------     ---------

Net income (loss)                                                 $  (5,366)    $   2,199    $ (26,988)    $   3,247
                                                                  =========     =========    =========     =========

Net income (loss) per share - Basic                               $   (0.10)    $    0.04    $   (0.53)    $    0.06
                                                                  =========     =========    =========     =========

Shares used in computing net income (loss) per share - Basic         51,324        55,716       50,888        53,726
                                                                  =========     =========    =========     =========


Net income (loss) per share  - Diluted                            $   (0.10)    $    0.04    $   (0.53)    $    0.05
                                                                  =========     =========    =========     =========

Shares used in computing net income (loss) per share - Diluted       51,324        61,944       50,888        60,910
                                                                  =========     =========    =========     =========

            See notes to condensed consolidated financial statements

                        SMARTFORCE PUBLIC LIMITED COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                                2000               2001
                                                                                ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                            $ (26,988)         $   3,247
Adjustments to reconcile net income (loss) to net cash used
  by operating activities:
  Depreciation and amortization                                                 14,995             20,102
  Accrued interest on short term investments                                        19                293
  Changes in operating assets and liabilities:
     Accounts receivable                                                        (3,686)           (12,817)
     Inventories                                                                  (200)               136
     Deferred tax assets                                                        (2,310)                (7)
     Prepaid expenses and other assets                                          (6,933)           (11,971)
     Accounts payable                                                             (628)            (1,921)
     Accrued payroll, related expenses and other accrued liabilities            (4,766)            (5,017)
     Deferred revenues                                                          31,739             (2,933)
                                                                             ---------          ---------
Net cash provided (used) by operating activities                                 1,242            (10,888)
                                                                             ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                           (8,385)           (19,125)
  Payments to acquire Learning Productions, net assets of Advanced
  Education Systems and icGlobal net of cash acquired                           (6,893)              (256)
  Payments to acquire short term investments                                  (111,592)           (96,770)
  Proceeds from sale of short term investments                                 108,583             95,020
  Payments to acquire investments                                               (2,866)            (6,000)
                                                                             ---------          ---------
     Net cash used in investing activities                                     (21,153)           (27,131)
                                                                             ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of ordinary shares, net                                10,171             50,944
                                                                             ---------          ---------
     Net cash provided by financing activities                                  10,171             50,944
                                                                             ---------          ---------
  Effect of exchange rate changes on cash and cash equivalents                      12                471
                                                                             ---------          ---------
  Net decrease in cash and cash equivalents                                     (9,728)            13,396
  Cash and cash equivalents at beginning of period                              69,260             65,412
                                                                             ---------          ---------
  Cash and cash equivalents at end of period                                 $  59,532          $  78,808
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



NOTE 2. COMPUTATION OF NET INCOME (LOSS) PER SHARE

         Basic net income (loss) per share is calculated using the weighted average number of our ordinary shares outstanding during the period. Diluted net income per share is similarly calculated using the combined weighted average number of ordinary and dilutive potential ordinary shares, (as determined using the treasury stock method), such as shares issuable pursuant to the exercise of options outstanding.

The following table sets forth the computation of basic and diluted net income
(loss) per share:

                                                         (dollars in thousands, except per share amounts)

                                                                     THREE MONTHS                    NINE MONTHS
                                                                  ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                                  -------------------            -------------------
                                                                 2000            2001           2000            2001
                                                                 ----            ----           ----            ----
Numerator:
     Numerator for basic and diluted net income
     (loss) per share - net income (loss) available           $   (5,366)     $    2,199     $  (26,988)     $    3,247
     to common shareholders                                     ========          ======      =========          ======
Denominator:
     Denominator for basic net income (loss) per
     share - weighted average shares                              51,324          55,716         50,888          53,726
     Effect of dilutive securities:
     Employee stock options                                           --           6,228             --           7,184
                                                              ----------      ----------     ----------      ----------
Denominator for diluted net income (loss) per share
- adjusted weighted average shares and assumed conversion         51,324          61,944         50,888          60,910
                                                              ==========      ==========     ==========      ==========


Basic net income (loss) per share                             $    (0.10)     $     0.04     $    (0.53)     $     0.06
                                                              ==========      ==========     ==========      ==========
Diluted net income (loss) per share                           $    (0.10)     $     0.04     $    (0.53)     $     0.05
                                                              ==========      ==========     ==========      ==========

NOTE 3. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of tax, for the nine months ended September 30, 2001 and 2000 are as follows:

                                                                         Nine months ended
                                                                           September 30,
                                                                      2000              2001
                                                                      ----              ----
         (dollars in thousands)
         Net income (loss)                                          $(26,988)         $  3,247
         Other comprehensive income (loss)
                Cumulative effect of change in accounting
                Principle (SFAS 133)                                      --             3,703
                Current period changes on cash flow hedges:
                    Net amount reclassified into earnings                 --             1,032
                    Net loss on cash flow hedges                          --            (2,079)
                Foreign currency translation adjustment               (1,255)             (906)
                                                                    --------          --------

         Total comprehensive income (loss)                          $(28,243)         $  4,997
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

     A summary of the segment financial information reported to the CODM is as follows:

                                                                       NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                                       ------------------------------------
                                                                                                                        CONSOLIDATED
                                              AMERICAS             EMEA             IRELAND           ALL OTHER            TOTAL
                                              --------             ----             -------           ---------            -----
                                                                             (dollars in thousands)
Revenues -- external ...............         $ 149,721          $  22,266          $  16,657          $   6,905          $ 195,549
Inter segment revenues .............                --                 --             79,846                 --             79,846
Depreciation and amortization ......            13,253                198              5,879                748             20,078
Segment operating income (loss) ....           (24,201)            (2,401)            38,706             (9,513)             2,591



                                                                       NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                                       ------------------------------------
                                                                                                                        CONSOLIDATED
                                              AMERICAS             EMEA             IRELAND           ALL OTHER            TOTAL
                                              --------             ----             -------           ---------            -----
                                                                             (dollars in thousands)
Revenues -- external ...............         $  88,389          $  14,123          $   1,665          $   5,321          $ 110,498
Inter segment revenues .............                --                 --             52,219                 --             52,219
Depreciation and amortization ......             5,177                258              2,960              6,600             14,995
Segment operating loss .............           (14,262)            (3,445)            (6,254)            (8,588)           (32,549)



Revenues from external customers, based on the location of the customer, are categorized by geographical areas as follows:

                                                                  THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                             SEPTEMBER 30,
                                                                     -------------                             -------------
                                                               2000                 2001                 2000                 2001
                                                               ----                 ----                 ----                 ----
          Revenues
               Ireland .........................             $    633             $  4,383             $  2,269             $  5,897
               United States ...................               30,703               48,166               72,570              137,537
               United Kingdom ..................                6,381                5,963               16,749               18,987
               Other countries .................                7,855                9,605               18,910               33,128
                                                             --------             --------             --------             --------
               Total ...........................             $ 45,572             $ 68,117             $110,498             $195,549
                                                             ========             ========             ========             ========

     Long lived assets are those assets that can be directly associated with a particular geographic area. These assets are categorized by geographical areas as follows:

                                                             SEPTEMBER 30,
                                                        2000              2001
                                                        ----              ----
                                                        (dollars in thousands)
          Long Lived Assets
               Ireland .....................          $ 65,063          $ 62,026
               United States ...............            52,543            59,283
               Other countries .............            15,516            28,169
                                                      --------          --------
               Total .......................          $133,122          $149,478
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

      On August 29, 2001, we acquired substantially all of the assets of IMPAXselling.com, a sales performance company providing global enterprises with web-based learning solutions designed to improve sales and account management performance. We issued 92,394 ADSs to the shareholders of IMPAXselling.com as consideration for the assets of IMPAXselling.com. The transaction was accounted for under the purchase method of accounting in accordance with generally accepted accounting principles. We recorded intangible assets of approximately $3.3 million as a result of the acquisition of IMPAXselling.com. These intangibles are being amortized on a straight line basis over 5 years.

NOTE 6. RECENT ACCOUNTING PRONOUNCEMENTS

      The Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133") in June 1998. Statement 133, which requires all derivative instruments to be recognized as either assets or liabilities on the balance sheet at their fair value, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. As amended, this statement is effective for fiscal years beginning after June 15, 2000. The Company applied the new rules prospectively to transactions beginning in the first quarter of 2001. The cumulative effect of the change in accounting principle due to the adoption of Statement 133 resulted in the recognition of a net loss of $170,811 in the income statement and a net gain of $3.7 million in other comprehensive income. During the nine months ended September 30, 2001, the amount recorded in earnings relating to cash flow ineffectiveness was a loss of $718,447. Included in other comprehensive income (loss) for the nine months ended September 30, 2001 was a profit of $2.6 million in respect of the cash flow hedges held at September 30, 2001.

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


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      We provide comprehensive, integrated e-Learning solutions that help businesses deploy knowledge across their extended enterprise of employees, customers, suppliers, distributors and other business partners. Our hosted e-Learning platform provides access to a comprehensive offering of dynamic, continuously updated learning events and resources. Our platform allows organizations to customize their e-Learning environment to meet their corporate objectives and to train their employees and business partners quickly, efficiently and effectively. Our platform includes a learning content management system (LCMS) that allows organizations to create customized learning paths that combine our learning events with internally-created and third party learning events. Our platform also includes a learning management system (LMS) to help managers track and assess the effectiveness of their training initiatives as well as a variety of assessment and feedback tools to help users better understand their educational progress. We also offer "solution sets", which are productized versions of our platform, content and tools focusing on enabling specific business processes.

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

      Our e-Learning agreements may have other accounting and operating model consequences that are materially different from our software licensing structure. For example, in the second quarter of 1999, we entered into an agreement with a major customer to provide an outsourced virtual university for technical education. Under the contract, the customer has licensed educational software from us, and has also contracted for professional services, management fees, on-line mentoring services and certain other items. In addition, the agreement provides for the reselling by us of third parties' instructor-led training to the customer. Revenues from the non-software licenses component of this agreement, which represent a substantial majority of the firmly contracted amount with the customer and all of the potential incremental revenues over the firmly contracted amount, will generally be recognized as services are performed, provided a signed contract or other persuasive evidence of an arrangement exists, the Company's fees are fixed and determinable and collections of accounts receivable are probable. Since that time an increasing number of customers, including most of our largest customers, have purchased a variety of different products and services from us, with different revenue recognition and operating model profiles. We expect to continue to experience increasing numbers of customers who fit this profile in the future.(1)

      Moreover, the gross margins associated with the non-software license and non-rental components (and in particular professional services and the resale of third-party instructor-led training) of these types of agreements are expected to be substantially lower than the gross margins typically associated with our software license agreements.(2)

      In recent years, we have entered into several content development and marketing alliances with key vendors of technology software under which we develop e-Learning content for training on specific products. Under certain of our development and marketing alliances, our partners have agreed to fund certain product development costs. We recognize such funding as revenues on a percentage of completion basis, and the costs associated with such revenues are reflected as cost of revenues. These agreements have the effect of shifting expenses associated with developing certain new products from research and development to cost of revenues. We expect that cost of revenues may fluctuate from period to period in the future based upon many factors. We do not expect funding from development partners to contribute significantly to revenues in future years.

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

RECENT DEVELOPMENTS

      On October 11, 2001, we acquired SkillScape Solutions, Inc., a leading global provider of competency management systems. We issued 157,654 ADSs and cash of $0.6 million to the shareholders of SkillScape Solutions, Inc., as consideration for the outstanding securities of SkillScape Solutions, Inc. The transaction will be accounted for under the purchase method of accounting in accordance with generally accepted accounting principles.

      The combination of the operations of other recent acquisitions, icGlobal, IMPAXselling.com and SkillScape Solutions, Inc., with our operations will result in an increase in our research and development expenses. In addition, the amortization of goodwill and any intangible assets acquired as part of icGlobal, IMPAXselling.com and SkillScape Solutions, Inc., will negatively impact the results of operations in future periods as may any potential impairment of goodwill under SFAS 142. Unanticipated contingencies that would substantially increase the costs of combining the operations of icGlobal, IMPAXselling.com and SkillScape Solutions, Inc., with us may occur.(3)

      As we discussed on our public conference calls on October 1, 2001 and October 17, 2001, the terrorist events of September 11, 2001 and their aftermath had a material adverse effect on our third quarter bookings. As we also discussed on these conference calls, we expect that these events will negatively affect our bookings for the fourth quarter and beyond. It is not possible to predict the outcome of the recent escalation of hostilities between the United States and certain countries and persons related to the events of September 11. The continuation of these hostilities could result in further weakness in the economy which would have a further adverse impact on our operating results and financial condition.

(3) This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled "Additional Risk Factors That Could Affect Operating Results" commencing on page 16 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance

RESULTS OF OPERATIONS

      The following table sets forth certain consolidated statements of operations data as a percentage of revenues:

                                                                          THREE MONTHS                      NINE MONTHS
                                                                       ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                                     2000             2001            2000             2001
                                                                     ----             ----            ----             ----
            Revenues                                                   100%             100%            100%             100%
            Cost of revenues                                          16.4             17.0            16.3             16.4
                                                                    ------           ------          ------           ------
            Gross Profit                                              83.6             83.0            83.7             83.6
            Operating expenses:
                 Research and development                             24.5             18.8            27.2             19.4
                 Sales and marketing                                  58.0             49.7            67.4             50.8
                 General and administrative                           10.9              7.7            12.9              8.4
                  Amortization of acquired intangibles                 5.1              3.7             5.7              3.7
                                                                    ------           ------          ------           ------
                     Total operating expenses                         98.5             79.9           113.2             82.3
                                                                    ------           ------          ------           ------
            Income (loss) from operations                            (14.9)             3.1           (29.5)             1.3
            Other income, net                                          2.4              1.0             3.0              1.1
                                                                    ------           ------          ------           ------

            Income (loss) before provision for income taxes          (12.5)             4.1           (26.5)             2.4
            Provision (benefit) for income taxes                      (0.7)             0.9            (2.1)             0.7
                                                                    ------           ------          ------           ------
            Net income (loss)                                        (11.8)%            3.2%          (24.4)%            1.7%
                                                                    ======           ======          ======           ======

REVENUES


      Revenues increased to $68.1 million in the three months ended September 30, 2001 from $45.6 million in the three months ended September 30, 2000, and increased to $195.5 million in the nine months ended September 30, 2001 from $110.5 million in the nine months ended September 30, 2000. The increase in revenues in the 2001 periods as compared to the same periods in 2000 was primarily attributable to increased customer demand for our e-Learning solutions as well as the deferral of revenues from 2000 to 2001 as a result of the shift in our business model.

      Revenues in the United States for the three months and nine months ended September 30, 2001 were $48.1 million (or 71% of revenues) and $137.5 million (or 70% of revenues), respectively, compared to $30.7 million (or 67% of revenues) and $72.6 million (or 66% of revenues) for the three and nine month periods ended September 30, 2000, respectively.

      Revenues in the United Kingdom for the three months and nine months ended September 30, 2001 were $6.0 million (or 9% of revenues) and $19.0 million (or 10% of revenues), respectively, compared to $6.4 million (or 14% of revenues) and $16.7 million (or 15% of revenues) for the three and nine month periods ended September 30, 2000, respectively. Revenues in Ireland for the three and nine months ended September 30, 2001 were $4.4 million (or 6% of revenues) and $5.9 million (or 3% of revenues) compared to $0.6 million (or 2% of revenues) and $2.2 million (or 2% of revenues) for the nine months ended September 30, 2000.

      In addition, revenues from outside the United States, United Kingdom and Ireland (principally from Asia Pacific, Europe (other than the United Kingdom and Ireland), Latin America, Canada, South Africa and the Middle East) in the three and nine months ended September 30, 2001 were $9.6 million (or 14% of revenues) and $33.1 million (or 17% of revenues), compared to $7.9 million (or 17% of revenues) and $19.0 million (or 17% of revenues) for the three and nine months ended September 30, 2000.

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

      Gross margins decreased slightly to 83.0% and 83.6% in the three and nine months ended September 30, 2001, from 83.6% and 83.7% in the three and nine months ended September 30, 2000. The lower gross margins for the three and nine months ended September 30, 2001 were attributable to the modest increase in the proportion of revenues derived from services in 2001 as compared to 2000.

      We expect that cost of revenues may fluctuate from period to period in the future based upon many factors, including the rate of migration of our customers to our e-Learning solutions, the revenue mix (including between software licenses, professional services and products licensed from third parties) and the timing of expenses associated with development and marketing alliances. In particular we expect that professional services may represent an increasing portion of our revenues. (4)

OPERATING EXPENSES

      Our operating expenses increased in dollar terms in the three and nine months ended September 30, 2001 as compared to the three and nine months ended September 30, 2000, primarily as a result of the growth in our business and our ongoing investments in our e-Learning solutions. Operating expenses as a percentage of revenues decreased in the three and nine months ended September 30, 2001 as compared to the same periods in 2000, primarily as a result of the rapid adoption of our e-Learning solutions in 2000 which resulted in the deferral of revenues from 2000 into future periods.

RESEARCH AND DEVELOPMENT EXPENSES

      Research and development expenses consist primarily of salaries and benefits, related overhead costs, travel expenses and fees paid to outside consultants.

      Research and development expenses increased in the three and nine months ended September 30, 2001 to $12.8 million and $38.0 million, respectively, from $11.2 million and $30.0 million in the three and nine months ended September 30, 2000. The increase in research and development is primarily the result of the expansion of our e-Learning content and platform capabilities and the continued enhancement of our e3 application architecture, all of which are required to further develop and expand our e-Learning solutions.

      We believe that significant investment in research and development is required to maintain and expand our e-Learning infrastructure and to remain competitive in the corporate training market. We are committed to maintaining this investment, and accordingly, research and development expenses may increase in future periods.(5)

      Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, under which we are required to capitalize software development costs after technological feasibility has been established. To date, development costs after establishment of technological feasibility have been immaterial, and all software development costs have been expensed as incurred.



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


      These expenses increased in absolute terms in the three and nine months ended September 30, 2001 to $33.8 million and $99.2 million, respectively, from $26.4 million and $74.4 million for the three and nine months ended September 30, 2000. The increase was primarily attributable to higher absolute dollar commission costs associated with increased revenues.


GENERAL AND ADMINISTRATIVE EXPENSES


      General and administrative expenses consist primarily of salaries and benefits, travel expenses, legal, accounting and consulting fees and related overhead costs for administrative officers and support personnel.

      General and administrative expenses increased in absolute terms in the three and nine months ended September 30, 2001 to $5.3 million and $16.4 million, respectively, compared to $5.0 million and $14.3 million for the three and nine months ended September 30, 2000.


AMORTIZATION OF ACQUIRED INTANGIBLES

      Amortization of acquired intangibles for the three and nine months ended September 30, 2001 was $2.5 million and $7.3 million, respectively, compared to $2.3 million and $6.3 million, respectively for the three and nine months ended September 30, 2000. Amortization of acquired intangibles increased due to the additional amortization of acquired intangibles in the three and nine months ended September 30, 2001 as compared to the three and nine months ended September 30, 2000, primarily as a result of the acquisition of Learning Productions in April 2000 and icGlobal in April 2001.

      In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" which will require us to discontinue the amortization of goodwill and other intangible assets with indefinite lives acquired in business combinations we have completed in the past. We will adopt SFAS 142, as required beginning in 2002 and thus will only continue to amortize acquired intangibles, other than goodwill, with definite lives. The overall impact of SFAS 142 on our operating results and financial condition have not yet been determined. However, following the Company's adoption of SFAS 142 on January 1, 2002, we estimate that the quarterly amortization of acquired intangibles, based on our acquired intangibles to date, will be approximately $2.5 million. We expect the amortization of identifiable intangible assets to increase if we continue to acquire companies and technologies.

OTHER INCOME, NET

      Other income, net, comprises interest income, interest expense and foreign currency exchange gains and losses.

      We recognized other income, net, of $0.7 million and $2.1 million in the three and nine months ended September 30, 2001, respectively, as compared to other income, net, of $1.1 million and $3.3 million in the three and nine months ended September 30, 2000. Other income decreased primarily due to lower interest income resulting from lower prevailing U.S. interest rates as well as foreign exchange losses. Included in other income, net, was net exchange losses of $0.1 million and $1.0 million for the three and nine months ended September 30, 2001, compared to net exchange losses of $0.5 million and $1.0 million for the three and nine months ended September 30, 2000. The net exchange losses incurred were primarily attributable to the adoption of Statement 133 on January 1, 2001, and the strengthening of the U.S. dollar against the Euro and other currencies.

      Our consolidated financial statements are prepared in dollars, although several of our subsidiaries have functional currencies other than the dollar, and a significant portion of our revenues, costs and assets and those of our subsidiaries are denominated in currencies other than their respective functional currencies. We have significant subsidiaries in the United Kingdom, Australia, the Netherlands and Canada whose functional currencies are their local currencies and the majority of whose sales and operating expenses other than cost of goods sold are denominated in their respective local currencies. In addition, our Irish subsidiaries, whose functional currency is the U.S. dollar, incur substantial operating expenses denominated in Irish pounds. Fluctuations in exchange rates may have a material adverse effect on our results of operations, particularly our operating margins, and could result in exchange losses, as it has done in the three and nine months ended September 30, 2001 and 2000. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted.

      We entered into forward currency exchange contracts to hedge identified expenses denominated in Irish pounds. We have not sought to hedge risks associated with fluctuations in the exchange rates of other currencies against the U.S. Dollar, but may undertake such transactions in the future. Any hedging techniques implemented by us may not be successful in eliminating or reducing the effects of currency fluctuations. Fluctuations in exchange rates may have a material adverse effect on our results of operations, particularly our operating margins, and could result in exchange losses. The impact of future exchange rate fluctuations on the results of operations cannot be accurately predicted.(6)

      Other income, net may fluctuate in future periods as a result of movements in cash, cash equivalents and short-term investment balances, interest rates, foreign currency exchange rates movement on derivative instruments and asset and investment disposals and write downs.

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

      We recorded a tax charge of $0.6 million and $1.4 million, at an effective tax rate of 12%, before amortization of acquired intangibles, in the three and nine months ended September 30, 2001. We recorded a tax benefit of $0.3 million and $2.3 million in the three and nine months ended September 30, 2000, as a result of the loss for 2000, which was recognized for tax purposes by one of our Irish subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and short-term investments at September 30, 2001 were $122.8 million compared to $108.0 million at December 31, 2000. Working capital was $157.8 million as of September 30, 2001 compared to $112.4 million as of December 31, 2000. The increase in cash and short term investments is due principally to the increase in proceeds from the issuance of ordinary shares.

CASH FLOWS FROM OPERATING ACTIVITIES. Net cash used by operating activities was $10.9 million for the nine months ended September 30, 2001 compared to net cash provided by operating activities of $1.2 million for the nine months ended September 30, 2000. During the nine months ended September 30, 2001, cash outflows from operations increased from that for the nine months ended September 30, 2000 primarily due to a decrease in deferred revenue from that at December 31, 2000 to September 30, 2001 as compared to the increase in deferred revenue from December 31, 1999 to September 30, 2000. This decrease in deferred revenue was offset by net income of $3.2 million for the nine months ended September 30, 2001 as compared to a net loss of $27.0 million for the nine months ended September 30, 2000.

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

CASH FLOWS FROM INVESTING ACTIVITIES. Net cash used by investing activities was $27.1 million in the nine months ended September 30, 2001 compared to net cash used by investing activities of $21.1 million for the nine months ended September 30, 2000. The increase in cash outflow from investing was primarily due to increased capital expenditure required to continue to expand our e-Learning infrastructure. We expect to make significant investments to our e-Learning infrastructure and information systems to support our e-Learning solutions and the growth in operations.(7)

CASH FLOWS FROM FINANCING ACTIVITIES. Net cash provided by financing activities increased to $50.9 million for the nine months ended September 30, 2001 compared to $10.2 million for the nine months ended September 30, 2000. The increase is attributable to increased employee stock option exercises during the 2001 period.

      We believe our existing cash, cash equivalents and short-term investments and cash to be generated from operations will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next twelve months.(8) We may from time to time consider the acquisition of complementary businesses, products or technologies, which may require additional financing or pursue other strategic capital raising.



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

(8) This statement is a forward-looking statement and actual results may differ materially depending on a variety of factors, including variable operating results or presently unexpected uses of cash such as mergers and acquisitions.

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

      Our operating results have historically fluctuated, and may in the future continue to fluctuate, as a result of factors, which include:

-     the size and timing of new and renewal agreements;

- the rate at which we continue to migrate our customers to our e-Learning solutions;

- the number and size of outsourced virtual university agreements or other agreements providing for professional services or the resale of instructor-led training;

- the mix of revenue between content, e-Learning platform, professional services and products licensed from third parties;

-     royalty rates;

- the announcement, introduction and acceptance of new products, product enhancements and technologies by us and our competitors;

- the mix of sales between our field sales force, our other direct sales channels and our telesales sales channels;

- the impact of any unanticipated decline in net revenues in any particular quarter as compared to the relatively fixed nature of our expense levels in the short term;

-     general conditions in the U.S. or the international economy;

- general conditions in our market or the markets served by our customers in the U.S.;

-     competitive conditions in the industry;

-     the loss of significant customers;

-     delays in availability of existing or new products;

-     the spending patterns of our customers;

-     litigation costs and expenses;

-     currency fluctuations;

-     the length of sales cycles.

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

     In addition, the general condition of the economy, and by extension our business, can be affected by social, political and military conditions. For example, the terrorist events of September 11, 2001 and their aftermath had a material adverse effect on our third quarter bookings. It is not possible to predict the outcome of the recent escalation of hostilities between the United States and certain countries and persons related to the events of September 11. The continuation of these hostilities could result in further weakness in the economy which would have an adverse impact on our operating results and financial condition.


OUR EXPERIENCE IN SELLING FULLY INTEGRATED, INTERNET-BASED LEARNING SOLUTIONS, IS RELATIVELY LIMITED.

      In the fourth quarter of 1999 we introduced SmartForce e-Learning, a hosted Internet-based learning solution. While the results of our efforts to migrate our business to the e-Learning model and market these solutions to our customers have exceeded our expectations, we have relatively limited experience with these solutions, which makes our historical results of limited value in predicting the potential success of this initiative. The ultimate success of this initiative will depend on our ability to continue to expand and enhance our e-Learning infrastructure, to market and sell the new e-Learning solutions to existing and prospective customers, to host, operate and manage our destination site, and to attract and retain key management and technical personnel.

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

      In April 2001 we acquired icGlobal, providers of industry acclaimed Learning Management System software. In August 2001 we acquired substantially all of the assets of Impaxselling.com, a sales performance company providing global enterprises with web-based learning solutions designed to improve sales and account management performance. In October 2001 we acquired SkillScape Solutions, Inc., a provider of competency management systems. Difficulties in combining these companies' products and technologies could have an adverse impact on our ability to fully benefit from our existing and future investment in this business and on the future prospects for our business, management and professional education software products.


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     Our exposure to market risk for changes in interest rates relate primarily to our investment portfolio. We do not use any derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve capital while maximizing yields without significantly increasing risk. We achieve this by investing our excess cash in deposits with major banks and in U.S. Treasury and U.S. agency obligations and in debt securities of corporations with strong credit ratings All investments are carried at market value, which approximates cost.

     The table below presents the principal amount and related weighed average interest rates for our investment portfolio. Our short term investments are all in fixed rate instruments. The principal amounts approximate fair value at September 30, 2001.


     TABLE OF CASH AND SHORT TERM INVESTMENTS:

                                                                         AVERAGE
                                                          PRINCIPAL      INTEREST
     SEPTEMBER 30, 2001                                    AMOUNT          RATE
                                                          ---------      --------
     (Dollars in thousands)
     Cash and cash equivalents ..................         $ 78,808         2.75%
     Short term investments .....................           44,002          3.5%
                                                          --------
     Total cash and investment securities .......         $122,810
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

     At September 30, 2001, we had forward exchange contracts of $38 million outstanding. All contracts at September 30, 2001 expire at various times throughout 2001 and 2002. Our hedging policy is designed to reduce the impact of foreign currency exchange movements between the Irish pound and U. S. Dollar by hedging identifiable Irish pound denominated commitments. Our accounting policies for these instruments are based on our designation of such instruments as cash flow hedges. We do not use forward currency exchange contracts for speculative trading purposes.


     Our outstanding foreign currency forward exchange contracts at September 30, 2001, are presented in the table below. The weighted average exchange rate quoted represents the functional currency to the U.S. dollar.

Functional                                     Expected Maturity          Weighted Average
Currency                   Amount              Quarter Ended                Exchange Rate
--------                   ------              -------------                -------------
Irish pounds               $ 8,000,000         December 31, 2001               1.1707
Irish pounds               $10,000,000         March 31, 2002                  1.0722
Irish pounds               $10,000,000         June 30, 2002                   1.0939
Irish pounds               $ 5,000,000         September 30, 2002              1.1154
Irish pounds               $ 5,000,000         December 31, 2002               1.1187

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

ITEM 2. CHANGES IN SECURITIES

     On August 29, 2001 we issued 92,394 ADSs to IMPAXselling.com as consideration for our acquisition of the assets of IMPAXselling.com. On October 11, 2001 we issued 157,654 ADSs to the SkillScape Solutions, Inc., shareholders as part consideration for our acquisition of the outstanding securities of SkillScape Solutions, Inc. The issuance of the ADSs was, exempt from the registration requirements of the Securities Act of 1933, pursuant to Section 4(2) thereof, as the transaction did not involve a public offering.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

3.1    Memorandum of Association of SmartForce PLC

3.2    Articles of Association of SmartForce PLC

10.1   2001 Outside Director Option Plan

10.2   1995 Employee Share Purchase Plan

(b)  Reports on Form 8-K

         We did not file a report on Form 8-K during the three months ended September 30, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SMARTFORCE PLC




Date: November 14, 2001            By: /s/ Gregory M. Priest
                                       -----------------------------------------
                                           Gregory M. Priest
                                           Chairman of the Board, President and
                                           Chief Executive Officer

Date: November 14, 2001            By: /s/ David C. Drummond
                                       -----------------------------------------
                                           David C. Drummond
                                           Director, Executive Vice President of
                                           Finance and Chief Financial Officer

INDEX TO EXHIBITS



3.1    Memorandum of Association of SmartForce PLC

3.2    Articles of Association of SmartForce PLC

10.1   2001 Outside Director Option Plan

10.2   1995 Employee Share Purchase Plan