Form 10-K
period 2001-12-31
SMARTFORCE PUBLIC LTD CO
filed 2002-03-12
CIK 940181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to           .

Commission File Number: 0-25674

SMARTFORCE PUBLIC LIMITED COMPANY
(Exact name of registrant as specified in its charter)

Republic of Ireland (State or other jurisdiction of incorporation or organization)	None (I.R.S. Employer Identification Number)

900 Chesapeake Drive
Redwood City, California 94063
(Address of principal executive offices)

(650) 817-5900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Ordinary Shares €0.11
Subscription Rights
(Title of class)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period of time that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the voting shares held by non-affiliates of Registrant was $944 million as of March 8, 2002 (excludes 432,396 shares which may be deemed to be held by directors, officers and affiliates of Registrant as of March 8, 2002).

The number of Registrant’s equivalent American Depositary Shares, or ADSs, outstanding as of March 8, 2002 was 56,990,523.

Portions of Registrant’s definitive proxy statement to be delivered to shareholders in connection with Registrant’s annual general meeting of shareholders to be held in June, 2002 in Dublin, Ireland, are incorporated by reference into Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference to this Form 10-K, the proxy statement is not deemed to be filed as a part hereof.

SMARTFORCE PLC

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR
FROM JANUARY 1, 2001 TO DECEMBER 31, 2001

PART I

ITEM 1.     BUSINESS

IMPORTANT NOTE ABOUT FORWARD LOOKING STATEMENTS

The following discussion contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Predictions of future events are inherently uncertain. Actual results could differ materially from those predicted in the forward looking statements as a result of the risks set forth in the following discussion, and in particular, the risks discussed below and in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations under the subheading “Additional Risk Factors that Could Affect Operating Results.”

General

We provide comprehensive integrated enterprise solutions that help organizations support their critical strategic business initiatives and deploy knowledge globally across their extended enterprise of employees, customers, suppliers, distributors and other business partners.

SmartForce’s offering includes:

•	the industry’s largest generic content library spanning subject areas such as information technology, e-Business, business skills and healthcare;

•	a standards-based learning platform that deploys, administers, tracks and manages SmartForce and other third party content;

•	technical resources and services such as technical assessment, integration, custom content development and project management;

•	content and authoring tools that enable customers to easily customize their own programs; and

•	maintenance and other professional services to support customer specific implementations of our solutions.

These elements are combined to create comprehensive learning solutions, which users and learning administrators access via Internet portals developed by SmartForce. These solutions help organizations meet their corporate objectives by training their employees and business partners quickly, effectively and efficiently.

As of December 31, 2001, we had over 2,500 corporate customers, including Blue Cross/Blue Shield, British Airways, Dell, Deloitte & Touche, E-Trade, United States Army, Lucent Technologies, PricewaterhouseCoopers, United States Navy, Procter and Gamble, Cox Communications, Minolta Corporation, TCW Group, Schering Plough, Stanford Medical Center, Kaiser Permanente, Wells Fargo Foundation and Unisys.

SmartForce’s strategic partners include Ariba, BroadVision, Cisco, Informix, Intel, Lotus, Microsoft, Netscape, Novell, Oracle, Provant, Rational Software, SAP and jCert, a collaboration between BEA Systems, Hewlett-Packard, IBM, Oracle, Sun Microsystems, Sybase and iPlanet E-Commerce solutions, Yahoo!, Qwest and Akamai.

We were incorporated in Ireland on August 8, 1989. Our registered office is located at Belfield Office Park, Clonskeagh, Dublin 4, Ireland, and our telephone number at that address from the United States is (011) 353-1-2181000. The address of SmartForce USA is 900 Chesapeake Drive, Redwood City, California 94063, USA, and our telephone number at that address is (650) 817-5900.

For additional information about our business, see the consolidated financial statements and related notes thereto included herein. Financial information about our operating segments can be found in note 11 to the financial statements.

Recent Developments

Proposed Acquisition of Centra Software Inc.

On January 16, 2002, we announced that we had entered into a definitive agreement to acquire Centra Software in a stock for stock transaction. Centra offers a comprehensive suite of real-time knowledge delivery and management solutions, including voice-enabled virtual classrooms, Web conferences and online meetings. Centra offers advanced voice-over-IP technologies, with scalability across the extended enterprise and access through thin client architecture. Using the broad suite of Centra applications, global organizations increase the overall effectiveness of their e-Learning and communication initiatives, targeting the appropriate mix of live and self-paced learning formats and activities for each audience or strategic business task. Centra’s solutions enable real-time, group-oriented human interaction over corporate networks and the Internet. Under the terms of the agreement, Centra shareholders will receive 0.425 ordinary shares of SmartForce (represented by ADSs) for each share of Centra’s common stock. The transaction is valued at approximately $285.4 million, including the assumption of Centra’s stock options.

The proposed acquisition further solidifies our position as the world’s largest e-Learning company. Centra brings to us world-class technology, talented employees and a blue-chip customer base that will complement the more than 2,500 customers we already enjoy. Through the acquisition, we will add Centra’s base of over 775 customers, the majority of which are new to us. Moreover, the deal will solidify our position as a market leader with over 2,000 employees, including over 900 customer facing employees, and combined 2001 research and development investment of over $60 million, more than triple the investment of any other publicly traded corporate e-Learning company.

The acquisition also increases our ability to provide targeted learning solutions that support enterprises’ critical business processes. Centra’s proven collaboration solutions are designed to facilitate strategic business processes across the extended enterprise, including accelerated product introductions, customer interaction, sales training, hands-on software application deployments, new hire and employee training, change management initiatives and other revenue-generating activities. The integration of Centra’s collaboration technology with our key capabilities including content, platform, tools and services will help us to rapidly develop and deploy preconfigured learning solutions that address these critical business processes and provide solutions that customers can easily customize for their specific objectives.

Furthermore, the integration of Centra’s collaboration software with our e-Learning platform will also significantly advance the Company’s longer-term strategy of becoming the primary infrastructure used by global enterprises to drive knowledge transfer throughout the extended enterprise.

The acquisition has been approved by both companies’ Boards of Directors and is subject to various closing conditions, including approval by the shareholders of both companies and obtaining specific regulatory approvals. If such closing conditions have not been fulfilled or waived, the merger will not be consummated. Since announcing the proposed acquisition, SmartForce’s ADSs have declined in value, which increases the risk that shareholder approval may not be obtained. The failure to consummate the merger would have a material adverse effect on our business, financial condition and results of operations.

The successful combination of SmartForce and Centra, including the successful operation of Centra as an autonomous subsidiary of SmartForce, will require substantial effort from each company. The diversion of the attention of management and any difficulties encountered in the transition process could have an adverse impact on our ability to realize the full benefits of the acquisition. The successful combination of the two companies will also require coordination of our research and development and sales and marketing efforts. In addition, the process of combining the two organizations could cause the interruption of, or loss of momentum in, Centra’s activities. There can be no assurance that we will be able to retain Centra’s technical, sales and marketing personnel, or that we will realize any of the anticipated benefits of the acquisition.

On April 2, 2001, we acquired, through our wholly owned subsidiary icGlobal Acquisition Corp., icGlobal, providers of industry-acclaimed learning management system (LMS) software. In connection with the acquisition, the shareholders of icGlobal received 100,000 exchangeable shares in icGlobal Acquisition Corp. which are exchangeable at the election of the holder for 100,000 of our ordinary shares. Our ordinary shares which are issuable upon exchange of the exchangeable shares are reserved for issuance by us. Holders of the exchangeable shares are also entitled to dividend rights on the same basis as holders of our ordinary shares. At December 31, 2001 the shareholders of icGlobal had exchanged 22,500 icGlobal Acquisition Corp. exchangeable shares for 22,500 ordinary shares (represented by 22,500 of our ADSs). The transaction was accounted for under the purchase method of accounting in accordance with generally accepted accounting principles. The purchase price of icGlobal was $3.0 million.

On August 29, 2001, we acquired substantially all of the assets of IMPAXselling.com, a sales performance company providing global enterprises with web-based learning solutions designed to improve sales and account management performance. We issued 92,394 ADSs to the shareholders of IMPAXselling.com as consideration for the assets of IMPAXselling.com. The transaction was accounted for under the purchase method of accounting in accordance with generally accepted accounting principles. The purchase price of IMPAXselling.com was $3.3 million.

On October 11, 2001, we acquired SkillScape Solutions, Inc., a leading global provider of competency management systems. We issued 157,654 ADSs and cash of $0.6 million to the shareholders of SkillScape, as consideration for the outstanding securities of SkillScape. The transaction was accounted for under the purchase method of accounting in accordance with generally accepted accounting principles. The purchase price of SkillScape was $6.8 million.

The combination of the operations of other recent acquisitions, icGlobal, IMPAXselling.com and SkillScape, with our operations will result in an increase in our research and development expenses. In addition, the amortization of intangible assets acquired as part of icGlobal, IMPAXselling.com and SkillScape, will negatively impact the results of operations in future periods as may any potential impairment of goodwill under SFAS 142. Unanticipated contingencies that would substantially increase the costs of combining the operations of icGlobal, IMPAXselling.com and SkillScape, with us may occur.

Management Changes

On January 16, 2002, we announced that Mr. Drummond would be stepping down from his position as our Executive Vice President Finance, Chief Financial Officer. His resignation from his executive officer position and his position as a member of our Board of Directors has become effective. We have begun to transition Mr. Drummond’s duties to our other officers, and Mr. Drummond will remain employed by us for a transitional period to assist in these efforts. We have undertaken an executive search for a new Chief Financial Officer. On January 16, 2002, we also announced that Duncan Thomas had been appointed in the fall of 2001 as Executive Vice President, Business Planning. Among other responsibilities, Mr. Thomas has responsibility for the integration of the Centra transaction.

On November 26, 2001 we announced the appointment of Ferdinand von Prondzynski to our Board of Directors. Dr. von Prondzynski is currently the President of Dublin City University, one of Ireland’s leading higher education institutions, with a special focus on technology and science.

Industry Background

Organizations in nearly all sectors face an increasingly challenging environment, characterized by issues such as rapid technological advancements, changes in business models, increased globalization, escalating competitive forces, information overflow, shorter lead times and product life cycles, and decreasing budgets. To overcome these challenges, organizations must develop strategies to continually innovate and transform themselves. Just-in-time, effective distribution of information is required in order to increase the knowledge and skills possessed by an organization’s entire workforce and its extended enterprise. This effective distribution of information enables organizations to achieve goals such as reduced time-to-market of new products and services, improve the productivity of sales channels and reduce customer service support costs, which can also enhance the organization’s competitive advantage.

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

The Smartforce e-Learning Solution

We provide organizations with fully hosted solutions that increase competitive advantage by training their employees and partners more quickly, efficiently and effectively. We believe the most critical elements of a comprehensive and effective solution are content, technology and services.

Key elements of the SmartForce solution are:

Integrated e-Learning Platform.    The SmartForce e-Learning platform is the underlying infrastructure for our e-Learning solutions. Our platform is based on e3™, an integrated, object based application architecture that enables us to offer our customers solutions precisely targeted to their strategic business initiatives and requirements. Incorporating emerging Internet technologies, our platform includes a learning management system, content distribution capabilities, e-collaboration, assessment engines, content publishing and competency management. A key feature of the platform is that it is built on an architecture that enables us to deliver our extensive body of e-Learning content in the form of learning objects, which can be combined into learning paths that are customized for each organization and personalized for the individual learner. e3 is also an open architecture incorporating industry standards, enabling customers to integrate internally created and third party content.

Comprehensive Content.    Our learning environment offers a broad range of learning objects on a variety of topics, including technical, business, customer relationship management, contact center, sales and healthcare and other vertical markets. We develop our learning objects in collaboration with leading software providers and training organizations, including Microsoft, Cisco, Informix, Intel, Lotus, Netscape, Novell, Oracle, Rational Software, SAP, Ariba and Provant. Our offerings include over 5,000 hours of learning content, online SmartSeminars™, 24x7 SmartMentoring™, SmartSimulations, e-Testing, articles, online workshops and other peer-to-peer collaborative events. Our platform allows our learning objects to be assembled into personalized learning paths to meet specific educational objectives.

e-Learning Tools and Services.    We provide a variety of e-Learning tools that allow our customers to customize the learning environment to meet their specific needs, to assess the educational progress of learners and to generate reports to monitor training effectiveness. Our content authoring and publication tools enable customers to create their own learning objects and integrate them into our learning environment. Our e-Testing and Fast Track assessment tools help learners avoid unnecessary and duplicative training and give them the ability to effectively assess skill levels and manage learning outcomes to meet their specific educational objectives. Our reporting tools allow managers to generate a broad range of reports to track the effectiveness of training programs. We can also assist customers in developing their own proprietary content.

Strategy

Our objective is to be the leading provider of comprehensive, integrated learning solutions to organizations and their extended enterprises. Key elements of our strategy include:

Expand Penetration Among Leading Global Businesses and Existing Customer Base.    We intend on using our experienced direct sales force and our extensive channel distribution capabilities to increase our penetration into the world’s largest organizations. In order to successfully achieve this goal, we intend to articulate the clear value and return-on-investment propositions that our solutions provide to new and existing customers.

Templetize and Productize our e-Learning Offerings.    We intend on developing pre-configured combinations of our content, services elements and platform functionalities specifically designed to automate the learning needs in areas such as sales, contact center, human resources and IT training environments. These packages, called SmartForce SolutionSets, focus on critical business processes that exist in nearly every organization. The budgets and potential buyers for the solutions are easily identified and the value propositions are clear by automating the process versus doing them manually, the customer will significantly reduce time to competency and also reduce costs. The solutions will be productized so they are more easily replicated for different customers.

Continue to Expand our e-Learning Solutions.    Through internal development, partnerships and acquisitions, we expect to continually expand the number and types of e-Learning offerings in order to provide the most comprehensive, global and educationally-rich solutions available. For example, we plan to leverage our streamlined development process engine to aggressively expand our comprehensive body of learning content into different related areas, in addition to deepening our existing content offerings. We also expect to continue investing in localization of content to further enhance our existing global e-Learning offerings. Furthermore, we intend to continue expanding our e-Learning platform in order to provide additional functionalities and feature-rich solutions that can be tailored to meet our customers’ specific requirements.

Develop and Expand Alliances with Content Partners.    We intend to continue to enter into development and marketing alliances with key business, e-Business, vertical market and technology vendors to produce and market vendor-specific authorized training programs. We believe these alliances provide a number of competitive advantages, including access to partners’ product development plans, source material and distribution channels as well as significantly accelerating our introduction of new content offerings. We intend to expand our existing relationships and to enter into relationships with new content partners, including leaders in emerging Internet technologies, vertical markets and providers of business skills material.

Develop Additional Partnerships.    We plan to expand and strengthen our partnerships with companies to provide SmartForce e-Learning as the platform for their e-Learning initiatives. For example, we recently entered into an agreement with Exult, a leading human resource business process outsourcer for the Global 500. SmartForce’s e-Learning will be integrated into Exult’s human resource offering allowing SmartForce solutions to be made available across their enterprises because training is a critical component of human resource functions, as well as other business processes. We also recently entered a strategic alliance with PwC Consulting, a business of PricewaterhouseCoopers, to position SmartForce e-Learning as a core platform for PwC’s e-Learning consultancy practice. We believe that these relationships provide us with significant opportunity to target new markets and expand the reach of our e-Learning solutions.

Expand Channels of Distribution and International Presence.    We have primarily targeted Fortune 5000 companies and other major U.S. and international organizations through our direct sales force. We intend to expand our indirect sales channels and telesales efforts to target companies beyond the Fortune 5000 and to accelerate our market penetration worldwide. For example in 2001 we entered into distribution agreements with distribution partners in Central America and India which we believe will expand the presence of SmartForce e-Learning in the global marketplace.

Products and Services

SmartForce e-Learning Solutions

SmartForce e-Learning solutions include a standards-based, integrated e-Learning platform, a learning management system, a large body of learning objects, a suite of publication, custom content, assessment and management tools and a range of related services. Our solutions are designed to scale from a single learner to a worldwide organization and to help support organizations in their critical business initiatives.

Pricing for our e-Learning solutions is generally built up from the elements of the specific customer solution being deployed. These elements may include access to hosted content or platform services to be delivered on an ASP basis, software licensed by the customer up front, professional services, maintenance, and various other products and services that we acquire from third parties and resell to our customers. Each customer’s total price will generally take into account the length of time over which ASP platform or content services are to be delivered, the specific content and platform capabilities being licensed by the customer, the number of users anticipated to have access to the solution, and the nature and extent of professional services, maintenance or third party products incorporated into the solution. We offer discounted prices for longer term commitments and larger numbers of authorized users to drive larger and longer term contracts.

SmartForce e-Learning Platform.    Our e-Learning platform features a content management system for the delivery of instructional content and a learning management system that allows customers to manage all aspects of their training programs. Our e-Learning platform is based on an integrated object-based application architecture through which learning content is broken down into individual objects, each covering a single, discrete learning objective. A learning object can be based on any learning medium for example a lesson, a seminar, a role-play simulation or a lab. We use our learning object framework to provide flexible, comprehensive and integrated learning solutions tailored precisely to enterprise and learner needs.

Our content management system employs mass customization technology, which allows us to customize the environment for each corporate customer and to personalize the learning experience for each learner based on the learner’s interests, career objectives and job profile. Corporate customers can customize the environment by selecting from our wide selection of learning options and by integrating their own content into our environment. Through the use of Macromedia’s Dreamweaver™ and other content authoring and publication tools, our customers can create their own learning events which incorporate their own courseware and other proprietary material. This allows customers to create learning paths that address their specific needs and which provide each individual learner with a personalized view into the environment.

Our platform also includes an advanced learning management system to deploy, administer, track and manage everything from learning objects to organization skills competency inventory to any custom content created in compliance with industry standards and instructor-led training. Our learning management system assists managers in tracking and assessing the effectiveness of their training initiatives as well as a variety of assessment and feedback tools to help users better understand their educational progress.

We also offer Internet-based tools that allow our customers to track, monitor and analyze each learner’s progress through the assigned learning path. Managers can use these tools to measure the effectiveness of learning programs and evaluate the return on learning investments.

Our platform is deployed through an Internet infrastructure that integrates the Internet technologies from Hewlett Packard™, Qwest™, Akamai™, USi™ Oracle™, Microsoft™, Sun Microsystems™, BEA Software™ and BroadVision™.

SmartForce e-Learning Content.     Our learning solutions include a variety of integrated learning events and objects, including over 5,000 hours of learning content, access to SmartMentoring, online SmartSeminars, online workshops and labs, virtual classrooms and other peer-to-peer collaboration offerings. Our environment leverages emerging technologies to create learning events that combine the benefits of traditional learning with the flexibility and immediacy of the Internet.

We offer over 5,000 hours of learning content segmented into over 20,000 learning objects, covering a variety of education topics, including IT, Business, e-Business, Management, interpersonal skills, Contact Center, Sales, Healthcare, customer relationship management and Environmental, Safety and Health training. In general, our learning objects combine text, graphics, animation, audio, questions and exercises to create a rich, highly interactive learning experience for the user. Our learning objects have been designed to take advantage of the capabilities of our e-Learning platform, including online interaction with mentors and interaction with other students in chat rooms and discussion boards, as well as links to supplementary resources.

Our content is organized into learning paths and is designed to cover specific aspects of each content topic. A learning path is a collection of learning objects arranged together to achieve a specific instructional purpose. Each learning path provides comprehensive training in an area of business and technology such as e-business, interpersonal skills, sales and marketing, application software, operating systems, networking, graphical user interfaces and database design and Internet technologies. Our business and interpersonal skills offerings are organized into competencies and are designed to address a number of business interests such as management, sales, marketing and finance.

We provide localized learning content in a number of languages, which further enhances our position in the learning marketplace as a global e-Learning company. As of December 31, 2001, we had learning content in 10 languages other than English, namely German, French, Spanish, Portuguese, Japanese, Italian, Greek, Dutch, Finnish and Korean.

We also offer the services of online mentors as a resource for learners to help them more effectively grasp the materials covered by lessons and to pass vendor certification exams. SmartMentoring focuses on integrating Internet technologies with proven learning methodologies to deliver Internet-based, certification-level mentoring services to students worldwide. SmartMentoring provides access to a team of vendor-certified mentors, known as learning advisors, who are available twenty-four hours a day, seven days a week. This methodology enables students to receive real time personalized assistance when they need it through online chats and threaded discussions, email, lab exercises and newsgroups. The mentors proactively guide the student’s learning experience and keep in regular contact with students providing practical questions and exercises aimed at motivating the student to achieve their learning goals. We pair certain certification tracks covered by approved courseware, including Microsoft, Novell, Lotus Notes and Cisco, with a team of learning advisors, to provide flexible, self-paced study over the Internet.

Our SmartSeminars are web-based expert-led learning events that bring together streamed audio and video, graphics and animation and interactive collaborative learning features to create a rich learning environment and present learners with current information on key business, e-Business, information technology and related topics. SmartSeminars incorporate an interview with an independent expert in a chosen field. The interview is delivered using streaming technologies and may be accompanied by a slide presentation or other graphics and animation. SmartSeminars also include a real time question and answer session, allowing participants to discuss in real time the topics covered in the presentation.

We host SmartSeminars on our Web site and broadcast them as real time events. Following the live broadcast, each SmartSeminar is archived on our Web site for future viewing.

We also offer our customers access to a variety of collaboration options, including virtual classrooms, online workshops, online labs, user forums, expert-led forums, chat rooms and threaded discussions. Collaboration facilitates the learning process by offering real-time human interaction, a personalized learning experience and situation specific advice. These dynamic learning options reinforce formal instruction through peer-to-peer interaction.

We also offer two assessment tools to our customers: FastTrack Assessment and FastTrack Test Prep. FastTrack Assessment is a proficiency test, which profiles the learners’ progress, enabling them to skip the areas of training which are not required based on their progress to date. FastTrack Test Prep simulates a certification exam environment, where the learner is given challenging, scenario-based questions to answer within a time frame. Upon completion of the FastTrack Test Prep the learner can check their score, access detailed explanations and see how questions relate to exam objectives. Finally, in 2001, we acquired a company called SkillScape, which is a leading provider of competency management systems. These systems enable enterprises to assess organizational and individual knowledge gaps, relative to strategic business goals, and to customize learning interventions accordingly. These systems provide organizations with highly customizable solutions that align employee knowledge and skills to business strategy.

Professional Services.    We also offer comprehensive services to our customers to assist them in the implementation of, and to allow them to further customize, their learning solutions. Services include e-Learning consulting, development and implementation of competency-based learning models, platform customization, custom content creation, the creation of blended curricula of e-Learning and traditional learning, custom report design, enterprise systems integration and Web site development. We also offer maintenance with respect to our software offerings.

Other Products

Historically, our customers have deployed our content using a variety of technologies, primarily using standalone PCs and local and wide area networks and corporate intranets. Our legacy software offerings are platform and content offerings that are intended to be accessed over standalone PCs or wholly on customers’ private internal networks. Legacy content offerings consist of CD-Rom based courseware for IT professionals that is accessed locally without leveraging the Internet. We have also developed a number of products that address deployment of content using local delivery methods, including SmartForceWeb™, SmartForceWeb Plus™ and SmartForce Campus™.

SmartForceWeb is an intranet deployment system which allows users to download SmartForce courseware titles across an intranet. Access to these titles is gained through a standard browser. SmartForceWeb enables customers to access and manage SmartForce courses over an intranet via internally managed Web servers. Using SmartForceWeb, learners can choose to either download SmartForce courseware or interact with it in real time over an intranet using SmartForces’ LivePlay™ capability.

In 1997 we released SmartForce Campus, an enterprise training management and deployment architecture. Coupled with our library of titles, SmartForce Campus provides our customers with a solution for delivering interactive technology training wherever and however it is needed, running over an intranet. SmartForce Campus features a university campus metaphor as an easy-to-navigate student interface, which can be accessed either as a Windows client application or a Web browser plug-in. Behind this intuitive interface is a suite of sophisticated technologies that creates an integrated learning environment for students and administrators.

Strategic Alliances

We have entered into, and will continue to expand, our relationships with leading content partners, vendors of software products and learning partners in the markets of e-Business, business, interpersonal and professional skills, vertical education and training and IT.

We have entered into alliances with Ariba, BroadVision, Cisco, Informix, Intel, Lotus, Macromedia, Microsoft, Netscape, Rational Software, Novell, Oracle, Provant, SAP and the jCert consortium which is a collaboration between BEA Software, Hewlett-Packard, IBM, Oracle, Sun Microsystems, Sybase and iPlanet E-Commerce solution, Yahoo!, Qwest and Akamai. We formed the Internet Security Training Consortium to develop and market training content which addresses the Internet security training needs of enterprises worldwide with leading technology companies including Check Point, Cisco, IBM, Intel, the Javasoft business unit of Sun Microsystems, Lotus, Netscape, Network Associates, RSA Security, Security Dynamics, Hewlett-Packard and VeriSign.

We believe our development alliances offer a number of competitive advantages, which may include early access to business content and partners pre-released products as well as software engineers and technical advisors for assistance in developing our learning solutions. With the approval of the development partner, products developed under the relationship can be identified as authorized by that content partner, which we believe improves the marketability of such courses. In addition, these alliances may result in additional distribution channels for us by allowing each party to distribute courses to its respective customer base. In some of these alliances, the software vendor has contributed financial resources toward the development of specified courses. We believe that these alliances also provide significant benefits to the content partner by allowing them to achieve additional market penetration generated by increasing the base of trained users. We also have partnered with major system integration and consulting companies, including Deloitte Consulting, KPMG and PricewaterhouseCoopers. We believe these relationships may be important contributors to our distribution channel because these partners are investing resources in developing e-Learning practices.

We also entered into agreements to resell third party content. During 2001 we entered into third party vendor agreements with Intellexis, Strategic Management Group, WeComply and GoTrain. These relationships enable us to offer business, IT and other content and technologies to our customers, which we may not otherwise have access to and allows us to offer to our customers comprehensive and advanced learning solutions.

Customers

We primarily license our learning solutions to Fortune 5000 companies and other major U.S. and international organizations in a wide range of industries, including manufacturing, technology, transportation, telecommunications, utilities, healthcare and financial services. We also license our learning solutions to educational institutions and governmental agencies. Our solutions are marketed through the industry’s largest direct sales organization to over 2,500 corporate customers worldwide. In addition, through our resellers and our telesales force, we market our learning solutions directly to individuals.

No customer accounted for more than 5% of revenues in 2001, although a single customer can account for a significantly higher percentage of our revenues in any particular quarter. Accordingly, failure to achieve a forecasted sale on schedule can have (and did have in the third quarter of 1998) a material adverse effect on quarterly operating results.

Research and Development

We believe that the development of an effective training product requires the convergence of source material, instructional design and computer technology. In developing a new learning event, we first obtain content from our content partners and other subject matter experts, existing courses and product reference materials. Our development team then writes a script for the learning event which includes a structure covering all of the relevant concepts, tasks to be completed and interactive features of the learning event as well as tests that allow the user to measure his or her achievement and reinforce the lesson. When we develop a script for a new learning event, our developers, working with animators, simulation programmers and graphic designers, simultaneously plan and develop the various elements, which are then integrated into a learning event. After the integration process, we test the learning event to ensure that it has the capability to deliver the desired level of education and training.

The core element of our learning solution development process is our streamlined development process engine. This engine is an environment comprised of our own proprietary software together with off-the-shelf tools, which we have optimized to allow us to create our interactive education learning events. We believe that our product development engine provides us with a significant competitive advantage by allowing us to quickly and efficiently create and continually update modular learning events and enhance, on an ongoing basis, the multimedia content of such learning events. Our research and development goal is to further enhance our product development engine so as to facilitate the continual evolution of our offerings and ensure that our educational programs are able to incorporate a wide variety of multimedia elements.

We perform most of our research and development activities at our product development center in Dublin, Ireland and through third party services. Our research and development expenses totaled $31.7 million in 1999, $42.1 million in 2000 and $51.3 million in 2001. As of December 31, 2001, the number of employees in research and development totaled 524. We intend to continue to make substantial investments in research and development.

Intellectual Property and Licenses

We regard our technology as proprietary and we rely primarily on a combination of copyright, trademark and trade secret laws, customer licensing agreements, employee and third-party nondisclosure agreements and other methods to protect our proprietary rights. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our learning content and technology without our authorization, or to independently develop learning content and technology. Furthermore, the laws of certain countries in which we sell our products do not protect our intellectual property rights to the same extent as do the laws of the United States. Although we generally do not include in our learning offerings any mechanisms to prevent or inhibit unauthorized use, we do require our customers to execute a license agreement which contains restrictions on the copying and use of our products. However, our means of protecting our proprietary rights may not be adequate. Alternatively, our competitors could independently develop technology similar to ours without infringing our proprietary rights. If our products or other elements of our intellectual property were copied or otherwise misappropriated, our business and operations could be significantly adversely affected.

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

Competition

The market for corporate training solutions is highly competitive, constantly evolving and subject to rapidly emerging technologies. The market is highly fragmented with no single competitor accounting for a dominant market share. We compete primarily with learning companies, computer-based training companies, instructor-led training vendors and education platform providers. In addition to increased competition from new companies entering into the market, established companies are entering into the e-Learning market directly and through acquisitions of smaller companies which directly compete with us. We expect the e-Learning market to become increasingly competitive due to the lack of significant barriers to entry. We may also face competition from publishing companies and vendors of application software, including those vendors with whom we have formed development and marketing alliances.

Our primary source of direct competition comes from third-party suppliers of instructor-led IT, business, management and professional skills education and training as well as other suppliers of computer or Internet-based training and learning solutions. We also face indirect competition from the internal training departments of our potential customers and have to overcome potential customers’ reluctance to move away from existing training systems and processes. We also compete to a lesser extent with consultants, value-added resellers and network integrators all of which market products which compete with ours.

We believe that the principal competitive factors affecting our market place are the depth, breadth and variety of content, the ability to offer complete learning solutions, an installed customer base, the size and experience of the sales force offering the solutions, product quality, product functionality, return on investment and cost-effectiveness of the solutions.

Although we believe that our learning solutions currently compete favorably with respect to these factors, our market is relatively new and is evolving rapidly. We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, technical, sales, marketing and other resources. Many of our current and potential competitors also have greater name recognition than we do. We believe our success will depend on our ability to expand our learning offerings, adopt new technologies and continue to offer the most extensive and educationally rich learning solutions available in our industry. However, we may be unable to provide products that compare favorably with new instructor-led techniques or the learning offerings of our competitors. Competitive pressures may also force us to reduce the prices of our products significantly.

Sales and Marketing

In 2001, our products were marketed in over 50 countries. We market and sell our products and services through a direct sales force which, as of December 31, 2001, consisted of 633 people worldwide, of whom 376 were located in the United States. Our sales offices are located in the United States, the United Kingdom, Australia, the Middle East, the Benelux and Scandinavian countries, Canada, New Zealand, France, Germany, Ireland, Singapore and South Africa. We also engage in selling efforts through our telesales organization, which, as of December 31, 2001, employed 273 people, all of whom are located in the United States. In order to accelerate our worldwide market penetration, we are broadening our sales strategy through our indirect sales channels such as reseller and distributor partners. Our indirect sales channels give us access to a more diverse client base, which we otherwise would not be able to reach in a cost-effective manner through our direct sales force. At December 31, 2001, we employed 54 indirect sales channel employees. Our development and marketing partners also generally have the right to resell products developed under their alliances with us.

Employees

As of December 31, 2001, we employed 1,843 people. Of these employees, 906 were engaged in sales and marketing, 162 in management, administration and finance, 251 in fulfillment and learning advisory positions and 524 in product development. As of December 31, 2001, 878 employees were located in the United States, 503 in the Republic of Ireland, 272 in Canada, 72 in the United Kingdom, 60 in Australia, 22 in the Benelux and Scandinavian countries, 11 in South Africa, 2 in New Zealand, 4 in the Middle East, 5 in Germany, 4 in France and 10 in Singapore. None of our employees are subject to a collective bargaining agreement and we have not experienced any work stoppages. We believe that our employee relations are good.

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

ITEM 2.     PROPERTIES

We conduct our operations primarily out of facilities located in Dublin, Ireland; Fredericton, New Brunswick, Canada; Redwood City, California; Scottsdale, Arizona; and Clearwater, Florida. In Ireland, we currently occupy five properties, the two largest properties occupied are in Dublin. The largest property occupied in Dublin is a 60,000 square feet facility, which houses our main product development center. Another facility in Dublin is approximately 19,500 square feet and is occupied by product development and fulfillment operations. In the Americas we currently lease approximately 50,000 square feet in Fredericton, New Brunswick, 41,000 square feet at our United States headquarters in Redwood City, 46,000 square feet in Scottsdale and 19,239 square feet in Clearwater. The Fredericton facility houses our mentoring operations and some of our professional services personnel. The Clearwater facility houses our direct telesales operation. Our Scottsdale facility houses our U.S. I.T. personnel and a number of our sales and marketing and professional services personnel. We also lease sales office space in a number of other countries including the United Kingdom, Australia, New Zealand, the Middle East, the Benelux and Scandinavian countries, Canada, France, Germany, Singapore and South Africa.

We believe that our existing facilities are generally in good condition and are adequate to meet our current requirements.

ITEM 3.     LEGAL PROCEEDINGS

At the end of the third quarter of 1998, several purported class action lawsuits were filed in United States District Court for the Northern District of California against us, one of our subsidiaries, SmartForce USA and certain of our former and current officers and directors alleging violation of the federal securities laws. It has been alleged in these lawsuits that we misrepresented or omitted to state material facts regarding our business and financial condition and prospects in order to artificially inflate and maintain the price of our ADSs, and misrepresented or omitted to state material facts in our registration statement and prospectus issued in connection with our merger with ForeFront, which also is alleged to have artificially inflated the price of our ADSs.

We believe that these actions are without merit and intend to vigorously defend ourselves against them. Although we cannot presently determine the outcome of these actions, an adverse resolution of these matters could significantly negatively impact our financial position and results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S SHARE CAPITAL AND RELATED SHAREHOLDER MATTERS

Our ADSs are traded in the Nasdaq National Market under the symbol SMTF. Our ADSs have been quoted in the Nasdaq National Market since our initial public offering on April 13, 1995. Prior to the initial public offering, there was no public market for our securities.

The prices per ADS reflected in the table below represent the range of high and low closing prices reported in the Nasdaq National Market for the periods indicated.

Fiscal 2001	High	Low
Fourth quarter ended December 31	$26.44	$13.80
Third quarter ended September 30	41.22	13.40
Second quarter ended June 30	37.91	18.13
First quarter ended March 31	46.56	20.50

Fiscal 2000	High	Low
Fourth quarter ended December 31	$57.25	$26.45
Third quarter ended September 30	55.38	42.63
Second quarter ended June 30	54.00	29.88
First quarter ended March 31	60.88	28.25

As of March 1, 2002, we had 12 holders of ordinary shares of record.

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

Irish Stamp Duty

Stamp duty, which is a tax on certain documents, is payable on all transfers of ordinary shares in companies registered in Ireland wherever the instrument of transfer may be executed. In the case of a transfer on sale, stamp duty will be charged at the rate of €1 for every €100 (or part thereof) of the amount or value of the purchase price. Where the consideration for the sale is expressed in a currency other than Euro, the duty will be charged on the Euro equivalent calculated at the rate of exchange prevailing on the date of the transfer. In the case of a transfer by way of gift, subject to certain exceptions, or for considerations less than the market value of the shares transferred, stamp duty will be charged at the above rate on such market value.

A transfer or issue of ordinary shares for deposit under the deposit agreements between us, The Bank of New York, as Depositary, and the registered holders and the owners of a beneficial interest in book-entry American Depositary Receipts, or ADRs, in return for ADRs will be similarly chargeable with stamp duty as will a transfer of ordinary shares from the Depositary or the custodian under the deposit agreements upon surrender of an ADR for the purpose of the withdrawal of the underlying ordinary shares in accordance with the terms of the Deposit Agreement.

We received a ruling from the Irish Revenue Commissioners that transfers of ADRs issued in respect of our shares will not be chargeable with Irish stamp duty for so long as the ADSs are dealt in and quoted on the Nasdaq National Market. It has been confirmed in Section 207, Finance Act 1992 that transfers of ADRs will be exempt from stamp duty where the ADRs are dealt with in a recognized stock exchange. The Nasdaq National Market is regarded by the Irish authorities as a recognized stock exchange for these purposes.

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

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data for each of the five years in the period ended December 31, 2001 and at December 31, 2001, 2000, 1999, 1998 and 1997 should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and their related notes included elsewhere in this Annual Report on Form 10-K. The results of operations for each of the three years in the period ended December 31, 2001 and the balance sheets as at December 31, 2001 and 2000 are derived from our audited consolidated financial statements included herein, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The data at December 31, 1997, 1998 and 1999 and for the years ended December 31, 1997 and 1998 is derived from our audited consolidated financial statements prepared in accordance with U.S. GAAP not included herein. The consolidated statements of operations data for any particular period are not necessarily indicative of the results of operations for any future period, including our fiscal year ending December 31, 2002.

	Years ended December 31,
	1997	1998	1999	2000	2001
	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$137,047	$162,232	$197,754	$168,197	$260,875
Cost of revenues	22,502	25,137	29,675	27,452	43,064

Gross profit	114,545	137,095	168,079	140,745	217,811
Operating expenses:
Research and development	20,878	25,832	31,713	42,085	51,328
Sales and marketing	59,160	75,395	93,841	105,618	132,793
General and administrative	11,601	15,893	17,042	19,703	21,727
Amortization of acquired intangibles	—	—	3,441	8,603	10,158
Acquired research and development	4,097	—	5,900	—	—
Costs of acquisitions	1,534	5,505	—	—	—

Total operating expenses	97,270	122,625	151,937	176,009	216,006

Income/(Loss) from operations	17,275	14,470	16,142	(35,264)	1,805
Other income, net	4,710	4,734	3,192	4,372	3,037

Income/(Loss) before (provision)/benefit for income taxes	21,985	19,204	19,334	(30,892)	4,842
(Provision)/Benefit for income taxes	(3,916)	(2,666)	(3,708)	2,229	(1,800)

Net income/(loss)	$18,069	$16,538	$15,626	$(28,663)	$3,042

Net income/(loss) per share:
Basic	$0.45	$0.38	$0.33	$(0.56)	$0.06

Diluted	$0.41	$0.36	$0.30	$(0.56)	$0.05

	As of December 31,
	1997	1998	1999	2000	2001
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$71,543	$102,034	$108,173	$107,957	$109,276
Working capital	84,018	116,841	134,121	112,382	159,340
Total assets	141,329	190,244	289,717	334,783	396,194
Shareholders’ equity	107,679	154,801	242,723	245,638	319,550

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto contained in Item 8 of this Annual Report on Form 10-K.

Overview

We provide comprehensive, integrated learning solutions that help organizations deploy knowledge across their extended enterprise of employees, customers, suppliers, distributors and other business partners. Our e-Learning solutions provide access to a comprehensive offering of learning events and resources. Our solutions allow organizations to customize their learning environment to meet their corporate objectives and to train their employees and business partners quickly, efficiently and effectively. Our learning solutions also provide individuals access to dynamic, continuously updated learning events so they can personalize their learning environment to meet their specific educational and career objectives. Our solutions also include a learning management system to help managers track and assess the effectiveness of their training initiatives as well as a variety of assessment and feedback tools to help users better understand their educational progress.

Prior to 2000, we derived our revenues primarily pursuant to software license agreements under which customers license usage of delivered software products for a period of one, two or three years. On each anniversary date during the term of multi-year license agreements, customers were generally allowed to exchange any or all of the licensed products for an equivalent number of alternative products within our library. The first year license fee was generally recognized as revenue at the time of delivery of all products, provided a signed contract or other persuasive evidence of an arrangement existed, our fees were fixed or determinable and collections of accounts receivable were probable. Subsequent annual license fees under the software license model were recognized on each anniversary date. Revenues from license agreements providing product exchange rights other than annually during the term of the agreement were deferred and recognized ratably over the contract period.

We currently recognize the majority of our revenues pursuant to software license agreements. We recognize revenue from software license agreements in accordance with the provisions of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9 (“SOP 97-2, as amended”). Revenue is recognized from software license agreements when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable.

Our current license agreements generally include multiple elements, which may include such elements as access on an ASP basis to hosted content or platform services for a specified number of years, up-front software licenses, software rentals for a specified number of years, professional services, maintenance and resale of third parties’ products and services. Where possible, we allocate revenue to each element based on vendor specific objective evidence (“VSOE”) in accordance with the provisions of SOP 97-2, as amended, and recognizes the revenue associated with each element in accordance with the relevant revenue recognition requirements for that element. Where VSOE does not exist, we aggregate the elements and recognizes the revenues with respect to all elements on delivery of the last-delivered elements, as provided in SOP 97-2, as amended.

Revenue associated with customer access to hosted content or platform services is generally deferred and recognized ratably over the term of the agreement. Revenue associated with up-front software licenses is generally recognized immediately on delivery. Revenue associated with software rentals with annual exchange rights is generally recognized immediately on delivery for the first annual rental period and on each contract anniversary date thereafter for subsequent annual rental periods. Revenue associated with software rentals providing product exchange rights other than annually during the term of the agreement is generally deferred and recognized ratably over the term of the agreement. Revenue associated with professional services agreements is recognized as earned as development progresses based on the percentage of completion method. Revenue associated with the resale of third parties’ products and services is generally recognized as above, depending on the character of the product or service resold. Revenue from sales of our products is recognized upon shipment, net of allowances for estimated future returns and for excess quantities in distribution channels. Revenues from product development arrangements are generally recognized on a percentage of completion basis as milestones are completed or as products are produced under the arrangement.

The cost of satisfying any Post Contract Support (“PCS”) is accrued at the time revenue is recognized as PCS fees are included in the annual license fee, the estimated cost of providing PCS during the agreements is insignificant and unspecified upgrades or enhancements offered have been and are expected to be minimal and infrequent.

We also continue to derive revenues from our legacy business selling CD-ROM based courseware for IT professionals to be deployed on standalone PCs or on private, local company networks. Customers may acquire these legacy offerings on a multi-year rental basis, in which case revenues are recognized on the same basis as described above with respect to revenue recognition generally prior to 2000. Customers may also acquire our legacy offerings by up-front license (as is typically the case when individual IT professionals acquire certification programs through our SmartCertify Direct subsidiary), in which case revenues are recognized immediately on delivery.

The migration of our business beginning in 2000 to an e-Learning solutions model resulted in the deferral of a significant portion of our revenues from year 2000 into 2001, and, accordingly, a decrease in reported revenues in year 2000 compared to year 1999 as well as a decrease in reported revenues for each quarter during year 2000 as compared to that which would be expected under the historical model. As a result, year over year comparisons between our operating results for each reporting period in 2000 and each reporting period in 1999, including comparisons of revenue and operating expenses as a percentage of revenues, will not necessarily be meaningful measures of our financial performance during 2000.

As part of our migration to an e-Learning solutions model, we have made significant investments in our e-Learning infrastructure and in our sales and marketing efforts. In particular, we have significantly increased (i) our research and development expenses and capital expenditures to build out our e-Learning infrastructure and (ii) our sales and marketing expenses to build SmartForce’s market presence. As a result of the deferral of revenue under the new model and these incremental expenses, we recorded a net loss in 2000. We recorded net income in 2001 as a result of the deferral of revenue from 2000 into 2001 and revenue generated under new license agreements in 2001 which were partially offset by increased expenditure in research and development and selling and marketing expenses in 2001.

In recent years, we have entered into several content development and marketing alliances with key vendors of technology software under which we develop learning content for training on specific products. Under certain of our development and marketing alliances, our partners have agreed to fund certain product development costs. We recognize such funding as revenues on a percentage of completion basis, and the costs associated with such revenues are reflected as cost of revenues. These agreements have the effect of shifting expenses associated with developing certain new products from research and development to cost of revenues. We expect that cost of revenues may fluctuate from period to period in the future based upon many factors. We do not expect funding from development partners to contribute significantly to revenues in future years.

Results of Operations

The following table sets forth certain consolidated statement of operations data as a percentage of revenues for the three years ended December 31, 2001:

	Years Ended December 31,
	1999	2000	2001
Revenues	100.0%	100.0%	100.0%
Cost of revenues	15.0	16.3	16.5

Gross profit	85.0	83.7	83.5
Operating expenses:
Research and development	16.0	25.0	19.7
Sales and marketing	47.5	62.8	50.9
General and administrative	8.6	11.7	8.3
Amortization of acquired intangibles	1.7	5.1	3.9
Acquired research and development	3.0	—	—

Total operating expenses	76.8	104.6	82.8

Income/(Loss) from operations	8.2	(20.9)	0.7
Other income, net	1.6	2.6	1.2

Income/(Loss) before (provision)/benefit for income taxes	9.8	(18.3)	1.9
(Provision)/Benefit for income taxes	(1.9)	1.3	(0.7)

Net income/(loss)	7.9%	(17.0)%	1.2%

Revenues

Revenues increased from $168.2 million in 2000 to $260.9 million in 2001. 1999 revenues were $197.8 million.

The increase in revenue in 2001 compared to 2000 is attributable to increased sales of our core offerings and to the deferral of revenue from 2000 into 2001 following the introduction of SmartForce e-Learning in 2000. The increase in revenue is also attributable to investments in our e-Learning solutions and offerings such as increased business, interpersonal skills, IT, and sales training, sales of our learning management system and professional services.

Revenues decreased in 2000 from 1999 as a result of the rapid customer adoption in the twelve months ended December 31, 2000 of our learning solutions, for which revenue is generally recognized ratably over the term of the customer agreement and deferred into future periods. Revenues in 1999 and earlier years were generated from licenses of software under our historical model, under which revenue is recognized annually in advance on the anniversary date of a contract. Because of the introduction of SmartForce e-Learning we do not believe that the year over year revenue comparison between the years 2000 and 1999 is indicative of the growth of our business during the year ended December 31, 2000.

Revenues in the United States increased from $111.4 million (or 66% of revenues) in 2000 to $183.9 million (or 70% of revenues) in 2001. Revenues in the United States were $139.7 million (or 71% of revenues) in 1999.

The decrease in revenue in the United States in 2000 compared to 1999 was primarily attributable to the rapid customer adoption of SmartForce e-Learning by customers in the United States corporate market resulting in the deferral of revenue from 2000 into 2001.

Revenues in the United Kingdom increased from $22.6 million (or 13% of revenues) in 2000 to $22.9 million (or 9% of revenues) in 2001. Revenues in Ireland increased from $3.3 million (or 2% of revenues)

in 2000 to $7.8 million (or 3% of revenues) in 2001. Revenues in the United Kingdom were $23.8 million (or 12% of revenues) in 1999 and revenues in Ireland were $3.1 million (or 1% of revenues) in 1999.

Revenue in the United Kingdom has not changed significantly in dollar terms during the years 1999 to 2001. Revenue in Ireland grew as a result of increased sales of our e-Learning platform and development revenue generated in Ireland.

Revenues from countries outside the United States, the United Kingdom and Ireland (principally from the Far East, Latin America, Australia, Europe (other than Ireland and the United Kingdom), Canada, South Africa and the Middle East) increased from $30.9 million (or 19% of revenues) in 2000 to $46.3 million (or 18% of revenues) in 2001. Revenues from outside the United States, the United Kingdom and Ireland were $31.2 million (or 16% of revenues) in 1999.

The increase in international percentage of revenue in 2000 compared to 1999 was due primarily to a more rapid adoption of e-Learning in the United States corporate market compared to the international corporate market, resulting in the deferral of a greater proportion of the United States revenue compared to international revenue. Following the migration to the e-Learning model in the USA in 2000 the reduction in the international percentage of revenue in 2001 compared to 2000 was primarily due to the increased revenue in the USA due to the deferral of revenue from 2000 into 2001 as well as increased revenue in the USA during 2001.

Because a significant portion of our business is conducted outside the United States, we are subject to numerous risks of doing business in other countries, including risks related to currency fluctuations.

The terrorist attacks on the United States on September 11, 2001 caused serious disruption to our sales efforts, and as a result our bookings in the third and fourth quarters of 2001 fell short of internal targets and our original expectations. Because bookings in a given quarter can generally affect not only that quarter’s revenue, but also revenues for future quarters, lower than anticipated bookings during the third and fourth quarters negatively impacted revenue in both the third and fourth quarters and are expected to continue to negatively affect revenues in 2002.

No customer accounted for more than 5% of revenues in 1999, 2000 or 2001, although a single customer can account for a significantly higher percentage of our revenues for any given quarter. Accordingly, failure to achieve a forecasted sale on schedule can have, and did have in the third quarter of 1998, a material adverse effect on quarterly operating results.

Although our license agreements are generally non-cancelable by their terms, customers may not fulfill the contractual obligations under our agreements. Cancellation, reduction or delay in orders by or shipments to any customers could have a material adverse effect on our business and results of operations.

Cost of Revenues

Cost of revenues includes the cost of materials (such as packaging and documentation), royalties to third parties, the portion of development costs associated with funded development projects, hosting, the cost of providing professional services, fulfillment and shipping and handling costs and the amortization of the cost of purchased products.

Gross margins were essentially flat from 2000 to 2001, representing 83.7% in 2000 and 83.5% in 2001. Gross margins in 1999 were 85%. The decrease in gross margin in 2000 compared to 1999 resulted primarily from a change in our revenue mix between content and services. This change in revenue mix continued in 2001. In 2000 and 2001, we incurred additional costs associated with services provided to our customers in respect of platform and content customization. Revenue generated from services did not exceed 10% of our net revenues in any year reported.

We expect that cost of revenues may fluctuate from period to period in the future based upon many factors, including the revenue mix (including between software, hosted content, platform and content customization services and partner’s products) and the timing of expenses associated with development and marketing alliances.1 In addition, as the non-software license components of our revenues, particularly professional services, increase as a percentage of revenues, we expect gross margins to decline.2

Operating Expenses

Operating expenses increased in absolute dollar terms from $176.0 million (or 104.6% of revenues) in 2000 to $216.0 million (or 82.8% of revenues) in 2001. Operating expenses were $151.9 million (or 76.8% of revenues) in 1999.

Operating expenses increased during the periods presented as a result of the growth in our business and our ongoing investments in our e-Learning solutions and SmartForce’s sales and marketing efforts.

Research and Development Expenses

Research and development expenses consist primarily of salaries and benefits, related overhead costs, travel expenses and fees paid to outside consultants.

Research and development expenses increased in absolute dollar terms from $42.1 million (or 25.0% of revenues) in 2000 to $51.3 million (or 19.7% of revenues) in 2001. Research and development expenses were $31.7 million (or 16% of revenues) in 1999.

The increases in research and development expenses in the periods reported are due primarily to the hiring of additional research and development personnel, the continued investment in our e-Learning solutions and the development and enhancement of our e3 application architecture, all of which are required to further develop and expand our e-Learning offerings and our e-Learning infrastructure.

We believe that significant investment in research and development is required to remain competitive in the corporate training market. We are committed to maintaining this investment, and accordingly, research and development expenses are expected to increase in future periods.3

Software development costs are accounted for in accordance with the Financial Accounting Standards Board Statement No. 86, under which we are required to capitalize software development costs after technological feasibility has been established. To date, development costs after establishment of technological feasibility have been immaterial, and all software development costs have been expensed as incurred.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries and commissions, travel expenses, advertising and promotional expenses and related overhead costs.

[1]
This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled “Additional Risk Factors That Could Affect Operating Results” commencing on page 29 and discussions elsewhere in this Annual Report on Form 10-K of the factors that could affect future performance.

[2]
This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled “Additional Risk Factors That Could Affect Operating Results” commencing on page 29 and discussions elsewhere in this Annual Report on Form 10-K of the factors that could affect future performance.

[3]
This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled “Additional Risk Factors That Could Affect Operating Results” commencing on page 29 and discussions elsewhere in this Annual Report on Form 10-K of the factors that could affect future performance.

Sales and marketing expenses increased from $105.6 million (or 62.8% of revenues) in 2000 to $132.8 million (or 50.9% of revenues) in 2001. Sales and marketing expenses were $93.8 million (or 47.5% of revenues) in 1999.

The increase in selling and marketing costs in 2001 compared to 2000 is primarily attributable to the higher absolute dollar costs of commissions as a result of increased revenue in 2001 compared to 2000 and increased sales and marketing headcount costs.

The increase in sales and marketing expenses in 2000 compared to 1999, in absolute dollars, was primarily attributable to increases in the number of sales and marketing personnel to accommodate the growth in sales and increases in advertising and promotional expenses to build the SmartForce brand. These increases were partially offset by the deferral of a portion of commission costs in 2000 as a result of the deferral of revenue following the migration to the e-Learning model, as discussed above.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and benefits, travel expenses, legal, accounting and consulting fees and related overhead costs for administrative officers and support personnel.

General and administrative expenses increased from $19.7 million (or 11.7% of revenues) in 2000 to $21.7 million (or 8.3% of revenues) in 2001. General and administrative expenses were $17.0 million (or 8.6% of revenues) in 1999. In 2001 and 2000, general and administrative expenses increased over 2000 and 1999 to support our expanding operations.

Amortization of acquired intangibles

Amortization of acquired intangibles increased from $8.6 million (or 5.1% of revenues) in 2000 to $10.2 million (or 3.9% of revenues) in 2001. Amortization of acquired intangibles was $3.4 million (or 1.7% of revenues) in 1999.

Amortization of acquired intangibles increased in 2001 compared to 2000 as a result of a full year amortization charge for the AES and Learning Productions acquisitions as well as additional amortization of intangibles in 2001 following the acquisitions of icGlobal, the assets of IMPAXselling.com and SkillScape during 2001.

Amortization of acquired intangibles increased in 2000 compared to 1999 primarily as a result of twelve months amortization of goodwill and acquired intangibles from the Knowledge Well acquisition and the additional amortization of intangibles following the acquisitions of AES and Learning Productions in 2000.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which will require us to discontinue the amortization of goodwill and other intangible assets with indefinite lives acquired in business combinations we have completed in the past. We adopted SFAS 142 as of January 1, 2002, and thus will only continue to amortize acquired intangibles with definite lives. We are currently evaluating the impact of SFAS 142 on our financial statements and related disclosures. However, following our adoption of SFAS 142 on January 1, 2002, we estimate that the quarterly amortization of acquired intangibles, based on our acquired intangibles at December 31, 2001, and barring any additional acquisitions will be approximately $2.5 million. We expect the amortization of identifiable intangible assets to increase if we continue to acquire companies and technologies. In particular, we expect a significant increase in amortization of acquired intangibles in connection with the Centra acquisition.4

[4]
This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled “Additional Risk Factors That Could Affect Operating Results” commencing on page 29 and discussions elsewhere in this Annual Report on Form 10-K of the factors that could affect future performance.

Under SFAS No. 142, we will be required periodically to evaluate for impairment the amount of goodwill and intangible assets with indefinite lives resulting from past, pending and future acquisitions. If we were to conclude that the value of any of these assets had been impaired, we would be required to write down the affected asset(s) to the extent of the impairment. This could result in a material adverse effect on our operating results for the periods affected.

Acquired Research and Development

The acquired in-process research and development of $5.9 million expensed in 1999 represented our estimate of the fair value of those specifically identified Knowledge Well research and development projects for which technological feasibility had not been established and for which alternative future uses did not exist. We expect to record an additional charge in 2002 for acquired in-process research and development in connection with the Centra acquisition.5

Other Income, Net

Other income, net, comprises interest income, interest expense, gain or loss on sale of assets and foreign currency exchange gains and losses.

Other income, net, decreased from $4.4 million in 2000 to $3.0 million in 2001. Other income, net, was $3.2 million in 1999.

The decrease in other income, net, in 2001 was primarily due to the decrease in interest income from $5.6 million in 2000 to $3.8 million in 2001 due primarily to the significant decrease in U.S. interest rates in 2001 compared to 2000. During 2001 we incurred net exchange losses of $0.8 million as compared to $1.2 million in 2000. The net exchange loss in 2001 was primarily due to the implementation of SFAS No. 133 and the resulting ineffectiveness of certain cashflow hedges into which we had entered.

The increase in other income, net, in 2000 compared to 1999 was primarily as a result of interest income in 2000 of $5.6 million as compared to $4.0 million in 1999 due to increased interest rates in 2000 as compared to 1999. Net exchange losses of $1.2 million were incurred in 2000 as compared to $0.8 million in 1999. The exchange losses incurred were due to the weakening of the Euro and related currencies to the U.S. dollar.

Our consolidated financial statements are prepared in dollars, although several of our subsidiaries have functional currencies other than the dollar, and a significant portion of our revenues, costs and assets and those of our subsidiaries are denominated in currencies other than their respective functional currencies. We have significant subsidiaries in the United Kingdom, Australia, the Netherlands and Canada whose functional currencies are their local currencies and the majority of whose sales and operating expenses, other than cost of goods sold are denominated in their respective local currencies. In addition, our Irish subsidiaries, whose functional currency is the U.S. dollar, incur substantial operating expenses denominated in Euro, or, previously, Irish pounds. Fluctuations in exchange rates may have a material adverse effect on our results of operations, particularly our operating margins, and could result in exchange losses. The relevant effectiveness of our cashflow hedges can also impact exchange gains or losses. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted.

Our subsidiaries in the United Kingdom, Canada, the Netherlands and Australia, whose functional currencies are their local currencies, had unhedged liabilities denominated in U.S. dollars payable to SmartForce

[5]
This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled “Additional Risk Factors That Could Affect Operating Results” commencing on page 29 and discussions elsewhere in this Annual Report on Form 10-K of the factors that could affect future performance.

Ireland at December 31, 2001 of $9.8 million, $10.5 million, $8.5 million and $4.2 million, respectively. During the twelve months ended December 31, 2000 and 2001, we undertook hedging transactions against the Irish pound because we have substantial expenses denominated in that currency. To date, we have not sought to hedge the risks associated with fluctuations in the exchange rates of other currencies against the U.S dollar, but may undertake such transactions in the future. Any hedging techniques implemented by us may not be successful in eliminating or reducing the effects of currency fluctuations.

Other income, net, may fluctuate in future periods as a result of movements in cash, cash equivalents and short-term investment balances, interest rates, foreign currency exchange rates, asset and investment disposals and write downs.

Provision for Income Taxes

We operate as a holding company with operating subsidiaries in several countries, and each subsidiary is taxed based on the laws of the jurisdiction in which it operates. Because taxes are incurred at the subsidiary level, and one subsidiary’s tax losses cannot be used to offset the taxable income of subsidiaries in other tax jurisdictions, our consolidated effective tax rate may increase to the extent that we report tax losses in some subsidiaries and taxable income in others.

We have significant operations and generate a majority of our income in Ireland, and certain of our Irish operating subsidiaries are taxed at rates substantially lower than tax rates in effect in the United States and other countries in which we have operations. Two Irish subsidiaries currently qualify for a 10% tax rate on income derived from software substantially developed in Ireland. Another Irish subsidiary is income tax exempt in respect of income from patented inventions the research and development of which was carried out in Ireland. If such subsidiaries were no longer to qualify for such tax rates or if the tax laws were rescinded or changed, our operating results could be materially adversely affected. Moreover, because we incur income tax in several countries, an increase in our profitability in one or more of these countries could result in a higher overall tax rate. In addition, if tax authorities were to challenge successfully the manner in which profits are recognized among our subsidiaries, our taxes could increase and our cash flow and net income could be materially adversely affected.

Our effective tax rate, before amortization of acquired intangibles and acquired research and development, was 10% and 12% in 2000 and 2001, respectively. Our pre-amortization effective tax rate was 13% in 1999. Our provision for income taxes was $1.8 million in 2001. We recorded a tax benefit of $2.2 million in 2000 as a result of the loss for the year, which was recognized for tax purposes by one of our Irish subsidiaries.

Quarterly Results of Operations

The following table sets forth certain unaudited statement of operations data for each of our last eight quarters. This unaudited quarterly financial information has been prepared on a basis consistent with the annual information presented elsewhere in this Annual Report on Form 10K and in management’s opinion, reflects all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the information presented. You should read this information in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarters Ended
	Mar. 31, 2000	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000	Mar. 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001
	(Dollars in thousands, except per share amounts)
Revenues	$28,534	$36,393	$45,572	$57,699	$61,284	$66,148	$68,117	$65,326
Cost of revenues	4,667	5,921	7,456	9,409	9,737	10,708	11,570	11,049

Gross profit	23,867	30,472	38,116	48,290	51,547	55,440	56,547	54,277
Operating expenses
Research and development	8,500	10,347	11,189	12,049	12,425	12,762	12,775	13,366
Sales and marketing	23,193	24,813	26,423	31,189	31,710	33,708	33,825	33,550
General and administrative	4,464	4,841	4,954	5,444	5,674	5,445	5,272	5,336
Amortization of acquired Intangibles	1,717	2,240	2,323	2,323	2,323	2,485	2,539	2,811

Total operating expenses	37,874	42,241	44,889	51,005	52,132	54,400	54,411	55,063

Income/(Loss) from operations	(14,007)	(11,769)	(6,773)	(2,715)	(585)	1,040	2,136	(786)
Other income, net	1,154	1,037	1,069	1,112	842	550	709	936

Income/(Loss) before (provision)/benefit for income taxes	(12,853)	(10,732)	(5,704)	(1,603)	257	1,590	2,845	150
(Provision)/Benefit for income taxes	1,114	849	338	(72)	(310)	(489)	(646)	(355)

Net income/(loss)	$(11,739)	$(9,883)	$(5,366)	$(1,675)	$(53)	$1,101	$2,199	$(205)

Net income/(loss) per share—Basic	$(0.23)	$(0.19)	$(0.10)	$(0.03)	$(0.00)	$(0.02)	$0.04	$(0.00)

Net income/(loss) per share—Diluted	$(0.23)	$(0.19)	$(0.10)	$(0.03)	$(0.00)	$(0.02)	$0.04	$(0.00)

The following table sets forth, as a percentage of revenues, certain line items in our statement of operations for the periods indicated.

	Quarters Ended
	Mar. 31, 2000	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000	Mar. 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	16.4	16.3	16.4	16.3	15.9	16.2	17.0	16.9

Gross profit	83.6	83.7	83.6	83.7	84.1	83.8	83.0	83.1
Operating expenses:
Research and development	29.8	28.4	24.6	20.9	20.3	19.3	18.8	20.5
Sales and marketing	81.3	68.2	58.0	54.1	51.7	51.0	49.7	51.4
General and administrative	15.6	13.3	10.9	9.4	9.3	8.2	7.7	8.2
Amortization of acquired Intangibles	6.0	6.2	5.1	4.0	3.8	3.7	3.7	4.3
Total operating expenses	132.7	116.1	98.6	88.4	85.1	82.2	79.9	84.4

Income/(Loss) from operations	(49.1)	(32.4)	(15.0)	(4.7)	(1.0)	1.6	3.1	(1.3)
Other income, net	4.0	2.8	2.3	1.9	1.4	0.8	1.0	1.4

Income/(Loss) before (provision)/ benefit for income taxes	(45.1)	(29.6)	(12.7)	(2.8)	0.4	2.4	4.1	0.1
(Provision)/Benefit for income taxes	3.9	2.3	0.7	(0.1)	(0.5)	(0.7)	(0.9)	(0.5)

Net income/(loss)	(41.2)%	(27.3)%	(12.0)%	(2.9)%	(0.1)%	1.7%	3.2%	(0.4)%

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

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments increased from $108.0 million as of December 31, 2000 to $109.3 million as of December 31, 2001. Cash, cash equivalents and short-term investments were $108.2 million as of December 31, 1999. Our cash, cash equivalents and short-term investments consists of cash on deposit at major banks, U.S. Treasury and U.S. Agency obligations as well as debt securities of corporations with strong credit ratings.

Working capital increased from $112.4 million as of December 31, 2000 to $159.3 million as of December 31, 2001. Working capital was $134.1 million as of December 31, 1999.

Cash flows from operating activities.    Net cash provided by operating activities was $9.0 million in 2000 as compared to net cash used by operating activities of $14.0 million in 2001. Net cash provided by operating activities was $11.6 million in 1999.

The decrease in net cash provided by operating activities in 2000 compared to 1999 was primarily due to net losses of $28.7 million in 2000 compared to net income of $15.6 million in 1999, offset by increased depreciation and amortization charges and increased deferred revenue in 2000 compared to 1999. Despite the losses in 2000 we generated an operating cash inflow of $9.0 million. This was due primarily to an increase in deferred revenue of $42.3 million, an increased depreciation and amortization charge and an increase in accounts receivable and prepaid expenses in 2000 compared to 1999. Deferred revenue increased from 1999 to 2000 as a result of the rapid adoption of our e-Learning solutions as previously discussed.

Net cash used by operating activities in 2001 was primarily as a result of a net income figure of $3.0 million for 2001 offset by increased accounts receivable and prepaid expenses in 2001 as compared to 2000 and also to a reduction in deferred revenue of $3.5 million in 2001 as compared to an increase in deferred revenue of $42.3 million in 2000. The substantial increase in deferred revenue in 2000 was a one-time event associated with our migration toward ASP rentals in 2000. We do not expect deferred revenue to increase materially in future periods, and it could decline.6

Cash flows from investing activities.    Cash outflows from investing activities increased from $29.3 million in 2000 to $41.5 million in 2001. Cash outflows from investing activities were $20.4 million in 1999. Our principal use of cash for investing activities includes expenditure on computer equipment and infrastructure due to investment in our information systems and our e-Learning infrastructure and increases in long and short-term investments. The increase in cash outflow from investing activities from 2000 to 2001 is primarily due to increased investment in computer equipment and infrastructure due primarily to investment in our e-Learning infrastructure and also to a minority equity investment in Exult of $10 million. The increase in cash outflow from investing activities from 1999 to 2000 was primarily due to payments, net of cash acquired, on the acquisition of Learning Productions and AES, increased short-term investments and minority equity investments in Capella Education and Docent in 2000.

Cash flows from financing activities.    Net cash provided by financing activities increased from $16.0 million in 2000 to $55.3 million in 2001. Net cash provided by financing activities was $13.2 million in

[6]
This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled “Additional Risk Factors That Could Affect Operating Results” commencing on page 29 and discussions elsewhere in this Annual Report on Form 10-K of the factors that could affect future performance.

1999. The increase in cash flow from financing activities in 2000 and 2001 is primarily attributable to employee stock option exercises. We believe that the granting of stock options is essential in attracting and retaining key employees who are critical to our success. There can be no assurance that employee stock activity will continue to generate substantial funds in the future. The exercise price of a significant number of the exercisable options exceed the current share price and, if this continues, cash inflow from option exercises and thus financing activities will be reduced in 2002.

Our existing cash, cash equivalent and short-term investment balance may decline during fiscal 2002, primarily as a result of lower cash flows from financing, although we believe our existing balances together with our anticipated cash flows from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. If the global economy weakens further the decline in cash, cash equivalents and investment balances may be greater than presently anticipated.7

We expect to continue our investing activities, including expenditure on computer systems, research and development, sales and marketing and administrative staff. Furthermore, we may from time to time consider the acquisition of complementary businesses, products or technologies, which may require additional financing or pursue other strategic capital raising.8

Recent Accounting Pronouncements

The FASB issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), in June 1998. SFAS 133, which requires all derivative instruments to be recognized as either assets or liabilities on the balance sheet at their fair value, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. As amended, this statement is effective for fiscal years beginning after June 15, 2000. We applied the new rules prospectively to transactions beginning in the first quarter of 2001. The cumulative effect of the change in accounting principle due to the adoption of SFAS 133 resulted in the recognition of a net loss of $171,000 in the income statement and a net gain of $3.7 million in other comprehensive income. During fiscal 2001, the amount recorded in earnings relating to cash flow ineffectiveness was a loss of $712,000. Included in other comprehensive income for fiscal 2001 was a gain of $1.5 million in respect of cash flow hedges held at December 31, 2001.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), and SFAS 142. SFAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives acquired in a business combination before July 1, 2001 should not be amortized. The statement further requires that the fair value of goodwill and other intangible assets with indefinite lives be tested for impairment upon adoption of this statement, annually and upon the occurrence of certain events. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 is effective for fiscal years beginning after December 15, 2001. We adopted SFAS 142 as of January 1, 2002. During the first half of 2002, we will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002. We are currently evaluating the impact of SFAS 142 on our financial statements and related disclosures.

[7]
This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled “Additional Risk Factors That Could Affect Operating Results” commencing on page 29 and discussions elsewhere in this Annual Report on Form 10-K of the factors that could affect future performance.

[8]
This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled “Additional Risk Factors That Could Affect Operating Results” commencing on page 29 and discussions elsewhere in this Annual Report on Form 10-K of the factors that could affect future performance.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). The statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The statement is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. Based on current circumstances, we believe the application of the new rules will not have a material impact on our consolidated financial statements.

             In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). The statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations,” for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. We adopted SFAS 144 as of January 1, 2002 and we do not expect that the adoption of the statement will have a significant impact on our financial position and results of operations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

On an on-going basis, we evaluate our estimates, including those related to bad debts, intangible assets, investments, percentage-of-completion contracts, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the critical accounting policies described below affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition

We recognize the majority of our revenue pursuant to software license agreements. Revenue from software license agreements is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. Whether the fee is fixed or determinable is assessed based on the payment terms associated with the transaction. Collection is assessed based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. A signed license agreement or a written contract is used as evidence of an arrangement.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

We derive revenue from professional services agreements a significant number of which are fixed-price, fixed-time contracts, which require the accurate estimation of the cost, scope and duration of each engagement.

Revenue and the related costs for these projects are recognized on percentage of completion, using the time-to-completion method to measure the percent complete with revisions to estimates reflected in the period in which changes become known. If we do not accurately estimate the resources required or the scope of work to be performed, or we do not manage the projects properly within the planned periods of time or satisfy our obligations under the contracts, then future margins may be significantly and negatively affected or losses on existing contracts may need to be recognized.

Impairment of intangible assets

We assess the impairment of identifiable intangibles and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Factors considered important, which could trigger an impairment review, include the following:

•	significant under performance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and our market capitalization relative to net book value.

When we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, any impairment is measured based on a projected net discounted cash flows expected to result from that asset, including eventual disposition.

Following our adoption of SFAS 142 on January 1, 2002, we will cease to amortize goodwill. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We expect to complete the initial review during the first half of 2002.

Additional Risk Factors that Could Affect Operating Results

Important Note about Forward Looking Statements

In addition to historical statements, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements relate to the financial condition, results of operations, cash flow, dividends, financing plan, business strategy, operating efficiencies or synergies, budget, capital and other expenditures, competitive position, growth opportunities for existing products, benefits from new technology, plans and objectives of management, market for SmartForce’s stock and other matters relating to SmartForce. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates” and similar expressions identify such forward looking statements. These forward looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Actual results may vary because of factors such as product ship schedules, life cycles, terms and conditions, product mix, competitive products and pricing, customer demand, technological shifts, litigation and other issues discussed elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2001. These forward-looking statements reflect management’s opinions only as of the date hereof, and we assume no obligation unless required by law to revise or publicly release the results of any revision to these forward-looking statements. Risks and uncertainties include, but are not limited to those discussed in this section entitled “Additional Risk Factors That Could Affect

Operating Results.” Other risks and uncertainties are disclosed in our SEC filings. Historical results are not necessarily indicative of future operating results for any other period.

In addition to the other factors identified in this Annual Report on Form 10-K, the following risk factors could materially and adversely affect our future operating results and could cause actual events to differ materially from those predicted in our forward looking statements relating to our business. These risk factors should be carefully considered in evaluating SmartForce and its business because such factors currently have a significant impact on SmartForce’s business, operating results and financial condition.

Our quarterly operating results may fluctuate significantly. This limits your ability to evaluate our historical financial results and increases the likelihood that our results will fall below market analysts’ expectations, which could cause the price of our ADSs to drop rapidly and severely.

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

Our operating results have historically fluctuated, and may in the future continue to fluctuate, as a result of factors, which include:

•	the size and timing of new and renewal agreements;

•	the number and size of outsourced virtual university agreements or other agreements providing for professional services or the resale of instructor-led training;

•
the mix of revenue between access to hosted content or platform services, up-front software licenses, software rentals, professional services, maintenance and resale of third parties products and services;

•	royalty rates;

•	the announcement, introduction and acceptance of new products, product enhancements and technologies by us and our competitors;

•	the mix of sales between our field sales force, our other direct sales channels and our telesales channels;

•	the impact of any unanticipated decline in net revenues in any particular quarter as compared to the relatively fixed nature of our expense levels in the short term;

•	general conditions in our market or the markets served by our customers;

•	general conditions in the U.S. or the international economy;

•	competitive conditions in the industry;

•	the loss of significant customers;

•	delays in availability of existing or new products;

•	product or service quality problems;

•	the spending patterns of our customers;

•	litigation costs and expenses;

•	currency fluctuations; and

•	the length of sales cycles.

The fluctuations in quarterly operating results are likely to be even greater for the combined company than for SmartForce alone. Although both companies are dependent on contracts booked each quarter in order to achieve that quarter’s revenue and earnings targets, SmartForce typically enters each quarter with a significant portion of its expected quarterly revenues (although generally not materially more than 50%) already under contract. Centra typically enters each quarter with a significantly smaller portion of its expected quarterly revenues already under contract. The combined company is therefore likely to be even more subject to quarterly fluctuations based on bookings achieved within the quarter than is SmartForce prior to the merger.

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

In addition, the general condition of the economy, and by extension our business, can be affected by social, political and military conditions. For example, the terrorist events of September 11, 2001 and their aftermath had a material adverse effect on bookings in the second half of 2001. It is not possible to predict the outcome of the recent escalation of hostilities between the United States and certain countries and persons related to the events of September 11. The continuation of these hostilities could result in further weakness in the economy which would have an adverse impact on our operating results and financial condition.

Our experience in selling fully integrated, Internet-based learning solutions, is relatively limited.

In the fourth quarter of 1999 we introduced SmartForce e-Learning, our Internet-based learning solution. While the results of our efforts to migrate our business to e-Learning and market these solutions to our customers have been positive, we have relatively limited experience with these solutions, which makes our historical results of limited value in predicting the potential success of this initiative. The ultimate success of this initiative will depend on our ability to continue to expand and enhance our e-Learning infrastructure, to market and sell the new e-Learning solutions to existing and prospective customers, to host, operate and manage our site, and to attract and retain key management and technical personnel.

We may not be successful in these efforts and the economic terms of any arrangements that might be expected may not be as favorable as the traditional licensing agreements. We believe that a lack of success in this regard could have a material negative effect on us.

Our operating results are subject to seasonal fluctuations which may adversely impact our business.

Our operating results are subject to seasonal fluctuations, based in part on customers’ annual budgetary cycles and in part on the annual nature of sales quotas. These seasonal trends have in the past caused revenues in the first quarter of a year to be less, perhaps substantially so, than revenues for the immediately preceding fourth quarter. We expect that these seasonal trends could continue to adversely affect our revenues. In addition, we have in past years added significant headcount in the sales and marketing and research and development functions in the first quarter, and to a lesser extent, the second quarter. Because these headcount additions do not immediately contribute significant revenues, our operating margins in the earlier part of the year tend to be significantly lower than in the later parts of the year. In addition, many technology companies also experience a seasonal downturn in demand during the summer months. These seasonal trends may have a material adverse effect on our results of operations.

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

The marketing efforts of our partners may also disrupt our direct sales efforts. Our development and marketing partners could pursue their existing or alternative training programs in preference to and in competition with those being developed by us. In the event that we are unable to maintain or expand our current development and marketing alliances or enter into new development and marketing alliances, our operating results and financial condition could be materially adversely affected. Furthermore, we are required to pay royalties to our development and marketing partners on products developed with them, which reduces our gross margins. We expect that cost of revenues may fluctuate from period to period in the future based upon many factors, including the revenue mix and the timing of expenses associated with development and marketing alliances. In addition, the collaborative nature of the development process under these alliances may result in longer development times and less control over the timing of product introductions than for e-Learning offerings developed solely by us. Our strategic alliance partners may from time to time renegotiate the terms of our agreement with them which could result in changes to the royalty or other arrangements that could adversely effect our results of operations.

Our success depends on our ability to meet the needs of the rapidly changing market.

The market for interactive education and training is influenced by rapidly changing technology, evolving industry standards, changes in customer requirements and preferences and frequent introductions of new products and services embodying new technologies. New methods of providing interactive education in a technology-based format are being developed and offered in the marketplace, including intranet and Internet offerings. Many of these new offerings involve new and different business models and contracting mechanisms. In addition, multimedia and other product functionality features are being added to educational software. Accordingly, our future success will depend upon the extent to which we are able to develop and implement products which address these emerging market requirements on a cost effective and timely basis. Product development is risky because it is difficult to foresee developments in technology, coordinate technical personnel and identify and eliminate design flaws. Any significant delay in releasing new products could have a material adverse effect on the ultimate success of our products and could reduce sales of predecessor products. We may not be able to introduce new products on a timely basis. In addition, new products introduced by us may fail to achieve a significant degree of market acceptance or, once accepted, may fail to sustain viability in the market for any significant period. If we are unsuccessful in addressing the changing needs of the marketplace due to resource, technological or other constraints, or in anticipating and responding adequately to changes in customers’ software technology and preferences, our business and results of operations would be materially adversely affected.

The success of our e-Learning strategy depends on the reliability and consistent performance of our information systems and Internet infrastructure.

The success of our e-Learning strategy is highly dependent on the consistent performance of our information systems and Internet infrastructure. If our Web site fails for any reason or if we experience any unscheduled down times, even for only a short period of time, our business and reputation could be materially harmed. We have in the past experienced performance problems and unscheduled downtime, and these problems could recur. We rely on third parties for proper functioning of our computer infrastructure, delivery of our e-Learning application and the performance of our destination site. Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, break-ins, earthquake, financial problems of hosting providers and other events. Any system failures could adversely affect customer usage of our solutions and user traffic results in any future quarters, which could adversely affect our revenues and operating results and harm our reputation with corporate customers, subscribers and partners. A key element of our strategy is to generate a high volume of traffic to the Web site and create a significant subscriber base. Accordingly, the satisfactory performance, reliability and availability of our Web site and computer infrastructure is critical to our reputation and ability to attract and retain corporate customers, subscribers and partners. We cannot accurately project the rate or timing of any increases in traffic to our Web site and, therefore, the integration and timing of any upgrades or enhancements required to facilitate any significant traffic increase to the Web site are uncertain. We have in the past experienced difficulties in upgrading our site infrastructure to handle increased traffic, and these difficulties could recur. The failure to expand and upgrade the Web site or any system error, failure or extended down time, could materially harm our business, reputation, financial condition or results of operations.

The Internet-based e-Learning market is a developing market, and our business will suffer if e-Learning is not widely accepted.

The market for e-Learning is a new and emerging market. Corporate training and education has historically been conducted primarily through classroom instruction and has traditionally been performed by a company’s internal personnel. Many companies have invested heavily in their current training solutions. Although technology-based training applications have been available for several years, they currently account for only a small portion of the overall training market.

Accordingly, our future success will depend upon the extent to which companies adopt technology-based solutions and use the Internet in connection with their training activities, and the extent to which companies utilize the services or purchase products of third-party providers. Many companies that have already invested substantial resources in traditional methods of corporate training may be reluctant to adopt a new strategy that may compete with their existing investments. Even if companies implement technology-based training or Internet learning solutions, they may still choose to design, develop, deliver or manage all or part of their education and training internally. If technology based learning and the use of the Internet for learning does not become widespread, or if companies do not use the products and services of third parties to develop, deliver or manage their training needs, then our products and services may not achieve commercial success.

We may fail to integrate adequately acquired products, technologies and businesses.

We regularly evaluate acquisition opportunities and have made and are likely to make in the future acquisitions that would provide additional product or service offerings, additional industry expertise or an expanded geographic presence. For example in April 2001 we acquired icGlobal, providers of industry acclaimed Learning Management System software. In August 2001 we acquired substantially all of the assets of Impaxselling.com, a sales performance company providing global enterprises with web-based learning solutions designed to improve sales and account management performance. In October 2001 we acquired SkillScape, a provider of competency management systems. We may be unable to locate attractive opportunities or acquire any that we locate on attractive terms. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect our results of operations. Product and technology acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management’s attention to other business concerns, risks of entering markets in which we have no or limited prior experience and the potential loss of key employees of acquired companies. We may be unable to integrate successfully any operations, personnel or products that have been acquired or that might be acquired in the future. Further, the revenues from the acquired businesses may not be sufficient to support the costs associated with those businesses without adversely affecting SmartForce’s operating margin in the future. Any failure to successfully complete the integration in a timely fashion or to generate sufficient revenues from the acquired businesses could have a material adverse effect on our business and results of operations.

In January 2002, we announced the proposed merger of Centra Software and SmartForce. The merger is subject to the fulfillment or waiver of a number of conditions including the approval of the shareholders of

SmartForce and Centra. If such conditions have been fulfilled or waived, we would expect to close the merger in the second quarter of 2002. If such closing conditions have not been fulfilled or waived, the merger will not be consummated. Since announcing the proposed acquisition, SmartForce’s ADSs have declined in value, which increases the risk that shareholder approval may not be obtained. The failure to consummate the merger would have a material adverse effect on our business, financial condition and results of operations. The successful combination of SmartForce and Centra, including the successful operation of Centra as an autonomous subsidiary of SmartForce, will require substantial effort from each company. The diversion of the attention of management and any difficulties encountered in the transition process could have an adverse impact on our ability to realize the full benefits of the acquisition. The successful combination of the two companies will also require coordination of our research and development and sales and marketing efforts. In addition, the process of combining the two organizations could cause the interruption of, or loss of momentum in, Centra’s activities.

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

Our expense levels are based in significant part on our expectations regarding future revenues and are fixed to a large extent in the short term. Accordingly, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any significant revenue shortfall would therefore have a material adverse effect on our results of operations. This risk materialized in the third quarter of 1998, where profit was dramatically negatively affected by a shortfall in revenues as against management’s expectations.

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

The market for business education training solutions is highly fragmented and competitive, and is subject to rapid technological change. We expect that because of the lack of significant barriers to entry into this market, new competitors may enter the market in the future. In addition to increased competition from new companies entering into the market, established companies are entering into the market, directly and through acquisitions of smaller companies which directly compete with us, and we expect this trend to continue. We may also face competition from publishing companies and vendors of application software, including those vendors with whom we have formed development and marketing alliances. We may also face competition from publishing companies and vendors of application software, including those vendors with whom we have formed development and marketing alliances.

Our primary source of direct competition comes from third-party suppliers of instructor-led information technology, business, management and professional skills education and training as well as suppliers of computer or Internet based training and e-Learning solutions. We also face indirect competition from internal education and training departments of our potential customers. We also compete to a lesser extent with consultants, value-added resellers and network integrators all of which market products that compete with ours. We expect that as organizations increase their dependence on outside suppliers of training, we will face increasing competition from these other suppliers as education and training managers more frequently compare training products provided by outside suppliers.

We believe that the principal competitive factors affecting our market place are the depth, breadth and variety of content, the ability to offer complete learning solutions, an installed customer base, the size and experience of the sales force offering the solutions, product quality, product functionality, return on investment and cost-effectiveness of the solutions.

Although we believe that our learning solutions currently compete favorably with respect to these factors, our market is relatively new and is evolving rapidly. We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, technical, sales, marketing and other resources. Many of our current and potential competitors also have greater name recognition than we do. We believe our success will depend on our ability to expand our learning offerings, adopt new technologies and continue to offer the most extensive and educationally rich learning solutions available in our industry. However, we may be unable to provide products that compare favorably with new instructor-led techniques or the learning offerings of our competitors. Competitive pressures may also force us to reduce the prices of our products significantly.

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

Our corporate tax rate may increase, which could adversely affect our cash flow, financial condition and results of operations.

We have significant operations and generate a majority of our taxable income in the Republic of Ireland, and some of our Irish operating subsidiaries are taxed at rates substantially lower than tax rates in effect in the United States and other countries in which we have operations. If our Irish subsidiaries were no longer to qualify for these lower tax rates or if the applicable tax laws were rescinded or changed, our operating results could be materially adversely affected. Moreover, because we incur income tax in several countries, an increase in our profitability in one or more of these countries could result in a higher overall tax rate. In addition, if U.S. or other foreign tax authorities were to change applicable tax laws or successfully challenge the manner in which our subsidiaries’ profits are currently recognized, our taxes could increase, and our business, cash flow, financial condition and results of operations could be materially adversely affected.

We may be unable to protect our proprietary rights. Unauthorized use of our technology may result in development of products or services that compete with ours.

Our success depends to a significant degree on our ability to protect our rights in our intellectual property and trade secrets. We rely upon a combination of copyright, trademark and trade secret laws and customer license agreements, and other methods to protect our proprietary rights. We also enter into confidentiality agreements with our employees, consultants and third parties to seek to limit and protect the distribution of our proprietary information regarding this technology. However, we have not signed protective agreements in every case. Although we have taken steps to protect our proprietary technologies, these steps may be inadequate. Existing patent, copyright, trademark and trade secret law offer only limited protection. Moreover, the laws of other countries in which we market our products may afford little or no effective protection of our intellectual property. Additionally, unauthorized parties may copy aspects of our products, services or technology or obtain and use information that we regard as proprietary. Other parties may also breach confidentiality agreements and other protective contracts we have executed. We may not become aware of, or have adequate remedies in the event of, a breach. Litigation may be necessary in the future to enforce our intellectual property rights, to protect trade secrets or to determine the validity and scope of the proprietary rights of others. Even if we were to prevail, this litigation could result in substantial costs and diversion of management and technical resources.

Some may claim that we infringe their intellectual property rights, which could result in costly litigation, require us to reengineer or cease sales of our products or services or require us to make royalty payments.

Third parties could in the future claim that our current or future products infringe their intellectual property rights. Any claim, with or without merit, could result in costly litigation or require us to reengineer or cease sales of our products, any of which could have a material adverse effect on our business. Infringement claims could also result in an injunction in the use of our products or require us to enter into royalty or licensing agreements. Licensing agreements, if required, may not be available on terms acceptable to us or at all. Though no legal actions are pending at this time, from time to time we learn of parties that claim broad intellectual property rights in the e-Learning area that might implicate our offerings. These parties or others could initiate actions against us in the future.

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

We expect that international operations will continue to account for a significant portion of our revenues, and intend to continue to expand our operations outside of the United States. Operations outside of the United States are subject to inherent risks, including difficulties or delays in developing and supporting non-English language versions of our products and services, political and economic conditions in various jurisdictions, in staffing and managing foreign subsidiary operations, longer account receivable payment cycles, potential adverse tax consequences and the absence or significant lack of legal protection for intellectual property rights. Any of these factors could have a material adverse effect on our future operations outside of the United States, which could negatively impact our future operating results.

Because many users of our e-Learning solutions access them over the Internet, factors adversely affecting the use of the Internet could harm our business.

Many of our users access our e-Learning solutions over the Internet. Any factors that adversely affect Internet usage could disrupt the ability of those users to access our e-Learning solutions, which would adversely effect customer satisfaction and therefore our business. For example, our ability to increase the speed and scope of our services to customers is ultimately limited by the speed and reliability of both the Internet and our customers’ internal networks. Consequently, the emergence and growth of the market for our products and services depend upon the improvements being made to the entire internet as well as to our individual customers’ networking infrastructures to alleviate overloading and congestion. If these improvements are not made, the ability of our customers to use our products and services will be hindered and our revenues may suffer.

Additionally, a requirement for the continued growth of accessing e-Learning solutions over the Internet is the secure transmission of confidential information over public networks. Failure to prevent security breaches into our products or our customers’ networks, or well-publicized security breaches affecting the Internet in general could significantly harm our growth and revenue. Advances in computer capabilities, new discoveries in the field of cryptography, or other developments may result in a compromise or breach of the algorithms we use to protect content and transactions or our products or with our customers’ networks or proprietary information in our databases. Anyone who is able to circumvent our security measures could misappropriate proprietary and confidential information or could cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to address problems caused by security breaches. The privacy of users may also deter people from using the Internet to conduct transactions that involve transmitting confidential information

The market price for our ADSs may fluctuate and may not be sustainable.

The market price of our ADSs has fluctuated significantly since our initial public offering and is likely to continue to be volatile. We believe that factors, such as the following, could cause the price of our ADSs to fluctuate, perhaps substantially:

•	announcements of developments related to ourselves or our competitors’ business;

•	announcements of new products or enhancements by ourselves or our competitors;

•	the evolution of the market for live e-Learning and business collaboration solutions;

•	the success and timing in developing and introducing new products and enhancements to existing products;

•	changes in pricing policies by us or our competitors;

•	the length of our sales cycles;

•	market entry by new competitors;

•	sales of our ADSs into the public market;

•	developments in our relationships with our customers, partners and distributors;

•	shortfalls or changes in revenues, gross margins, earnings or losses or other financial results which differ from public market expectations;

•	changes in the public market expectation of our performance or industry performance;

•	changes in market valuations of competitors;

•	regulatory developments;

•	additions or departures of key personnel;

•	fluctuations in results of operations; and

•	general conditions in our markets, or the markets served by our customers or in the U.S. and/or the international economy.

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

Our sales cycles may make it difficult to predict our operating results.

We have long sales cycles because we generally need to educate potential customers regarding the benefits of our e-Learning products and services prior to sale. Our sales cycles vary depending on the size and type of customer contemplating a purchase and whether we have conducted business with a potential customer in the past. Potential customers frequently need to obtain approvals from multiple decision makers within their organization prior to making purchase decisions. These long sales cycles, which typically range from three to six months or more, make it difficult to predict the quarter in which sales may occur. Delays in sales could cause significant variability in our revenues and operating results for any particular period.

Our business could be adversely affected if our products contain errors.

Software products as complex as ours may contain undetected errors or “bugs” that result in product failures. From time to time we have identified errors in our products after commercial introduction of the products. The occurrence of errors could result in loss of or delay in revenues, loss of market share, diversion of product development resources, injury to our reputation or damage to our efforts to build brand awareness, any of which could have a material adverse effect on our business, operating results and financial condition.

We could incur substantial costs resulting from product liability claims relating to our customers’ use of our products and services.

Many of the business interactions supported by our products and services are critical to our customers’ businesses. Any failure in a customer’s business interaction or other collaborative activity caused or allegedly caused in the future by our products and services could result in a claim for substantial damages against us, regardless of our responsibility for the failure. Although we maintain general liability insurance, including coverage for errors and omissions, there can be no assurance that our existing coverage will continue to be available on reasonable terms or will be available in amounts sufficient to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relate primarily to our investment portfolio. We do not use any derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve capital while maximizing yields without significantly increasing risk. We achieve this by investing our excess cash in deposits with major banks, in U.S. Treasury and U.S. agency obligations and in debt securities of corporations with strong credit ratings. Due to the nature of our investments, we believe that there is no material risk exposure. All investments in fixed income securities are for terms less than six months. At December 31, 2001, the average maturity of our investment securities noted below was five months. Cash balances in foreign currencies overseas are operating balances and are only invested in short-term deposits of local operating banks. All short term investments are carried at market value, which approximates cost.

The table below presents the principal amount and related weighted average interest rates for our short term investment portfolio. Our short-term investments are all in fixed rate instruments. The principal amounts approximate fair value at December 31, 2001.

Table of Cash and Short Term Investments:

December 31, 2001	Principal Amount	Average Interest Rate
	(Dollars in thousands)
Cash and cash equivalents	$65,134	3.4%
Short term investments	44,142	3.2%

Total cash and short-term investment securities	$109,276

Foreign Currency Risk

Due to our multinational operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues or pay expenses and the U.S. dollar Our expenses are not necessarily incurred in the currency in which revenue is generated, and, as a result, we are required from time to time to convert currencies to meet our obligations. These currency conversions are subject to exchange rate fluctuations, in particular changes to the value of the Euro, Canadian dollar and pound sterling relative to the U.S. dollar, which could adversely affect our business and the results of operations.

At December 31, 2001, we had forward exchange contracts of $30 million outstanding. All contracts at December 31, 2001 expire at various times throughout 2002. These forward exchange contracts hedge certain operational (“cashflow”) exposures resulting from changes in foreign currency exchange rates. These forward contracts carried at fair value have a remaining life of between one and ten months as at December 31, 2001. Such cash flow exposures result from a large portion of our costs being denominated in Euro. We enter these foreign exchange contracts to hedge forecasted costs in the normal course of business and accordingly, they are not speculative in nature.

Our outstanding foreign currency forward exchange contracts at December 31, 2001, are presented in the table below. The weighted average exchange rate quoted represents the foreign currency to the U.S. dollar.

Foreign Currency	Amount	Expected Maturity Quarter Ended	Weighted Average Exchange Rate
Euro	$10,000,000	March 31, 2002	0.8444
Euro	$10,000,000	June 30, 2002	0.8615
Euro	$ 5,000,000	September 30, 2002	0.8785
Euro	$ 5,000,000	December 31, 2002	0.8810

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG, INDEPENDENT AUDITORS

The Board of Directors and Shareholders.
SmartForce PLC

We have audited the accompanying consolidated balance sheets of SmartForce PLC as of December 31, 2000 and 2001 and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SmartForce PLC at December 31, 2000 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with United States generally accepted accounting principles.

By:	/s/ ERNST & YOUNG Ernst & Young

Dublin, Ireland
Date: January 16, 2002

SMARTFORCE PLC

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	At December 31,
	2000	2001
ASSETS
Current assets
Cash and cash equivalents	$65,412	$65,134
Short term investments	42,545	44,142
Accounts receivable, net	76,458	102,373
Inventories	369	333
Recoverable and deferred tax assets, net	2,517	2,406
Prepaid expenses	12,467	21,079

Total current assets	199,768	235,467
Intangible assets	73,194	74,957
Property and equipment, net	29,388	40,191
Investments	3,616	17,702
Other assets	28,817	27,877

Total assets	$334,783	$396,194

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,961	$4,502
Accrued payroll and related expenses	9,926	5,718
Other accrued liabilities	22,118	21,368
Deferred revenues	48,381	44,539

Total current liabilities	87,386	76,127
Non current liabilities
Minority equity interest	307	307
Other liabilities	1,452	210

Total non current liabilities	1,759	517
Shareholders’ equity
Ordinary shares, €0.11 par value: 120,000,000 shares authorized at December 31, 2000 and 2001; issued and outstanding 51,970,046 and 51,944,277 at December 31, 2000, 56,937,642 and 56,911,873 shares at December 31, 2001, respectively	7,656	7,574
Additional paid-in capital	232,640	298,367
Accumulated profit	6,191	9,233
Capital conversion reserve fund	—	623
Capital redemption	296	296
Other comprehensive income/(loss)	(1,143)	3,459
Treasury stock, 25,769 shares at cost	(2)	(2)

Total shareholders’ equity	245,638	319,550

Total liabilities and shareholders’ equity	$334,783	$396,194

(see accompanying notes)

SMARTFORCE PLC

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)

	Years ended December 31,
	1999	2000	2001
Revenues	$197,754	$168,197	$260,875
Cost of revenues	29,675	27,452	43,064

Gross profit	168,079	140,745	217,811
Operating expenses:
Research and development	31,713	42,085	51,328
Sales and marketing	93,841	105,618	132,793
General and administrative	17,042	19,703	21,727
Amortization of acquired intangibles	3,441	8,603	10,158
Acquired research and development	5,900	—	—

Total operating expenses	151,937	176,009	216,006

Income/(Loss) from operations	16,142	(35,264)	1,805
Interest income, net	4,048	5,590	3,834
Net exchange loss	(856)	(1,218)	(797)

Income/(Loss) before provision/benefit for income taxes	19,334	(30,892)	4,842
(Provision)/Benefit for income taxes	(3,708)	2,229	(1,800)

Net Income/(Loss)	$15,626	$(28,663)	$3,042

Net Income/(Loss) per share—Basic	$0.33	$(0.56)	$0.06

Net Income/(Loss) per share—Diluted	$0.30	$(0.56)	$0.05

Denominator for basic net income/(loss) per share	47,145	51,111	54,478

Denominator for diluted net income/(loss) per share	51,798	51,111	60,837

(see accompanying notes)

SMARTFORCE PLC

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(dollars in thousands)

	Ordinary shares	Additional paid-in capital	Accum- ulated profit	Capital conversion reserve fund	Capital redemption	Deferred compen- sation	Other compre- hensive income/(loss)	Treasury stock	Total share- holders’ equity
Balance at December 31, 1998	$6,725	$127,869	$19,293	$—	$231	$—	$685	$(2)	$154,801
Issuance of 772,980 ordinary shares as a result of option exercises, 420,996 from employee share purchase plan and 11,956 from the exercise of warrants	155	13,057	—	—	—	—	—	—	13,212
Issue of 4,374,896 ordinary shares in respect of the Knowledge Well acquisition	547	59,626	—	—	—	—	—	—	60,173
Issue of exchangeable shares in respect of the LanTec acquisition	5	(5)	—	—	—	—	—	—	—
Comprehensive Income:
Net income	—	—	15,626	—	—	—	—	—	15,626
Translation adjustment	—	—	—	—	—	—	(1,089)	—	(1,089)

Comprehensive Income									14,537

Balance at December 31, 1999	7,432	200,547	34,919	—	231	—	(404)	(2)	242,723
Issuance of 1,319,857 ordinary shares as a result of option exercises, 262,665 from employee share purchase plan and 24,343 from the exercise of warrants	191	15,854	—	—	—	—	—	—	16,045
Issue of 103,128 ordinary shares in respect of the acquisition of the net assets of AES	12	5,138	—	—	—	—	—	—	5,150
Issue of 224,916 ordinary shares in respect of the acquisition of Learning Productions	21	11,101	—	—	—	—	—	—	11,122
Capital redemption reserve	—	—	(65)	—	65	—	—	—	—
Comprehensive Loss:
Net loss	—	—	(28,663)	—	—	—	—	—	(28,663)
Translation adjustment	—	—	—	—	—	—	(739)	—	(739)

Comprehensive Loss									(29,402)

Balance at December 31, 2000	7,656	232,640	6,191	—	296	—	(1,143)	(2)	245,638
Issuance of 4,369,096 ordinary shares as a result of option exercises, 248,452 from employee share purchase plan	511	54,829	—	—	—	—	—	—	55,340
Issue of 22,500 ordinary shares and 77,500 exchangeable shares in respect of the acquisition of the net assets of icGlobal	2	2,248	—	—	—	—	—	—	2,250
Issue of 92,394 ordinary shares in respect of the acquisition of assets of IMPAXselling.com	10	2,929	—	—	—	—	—	—	2,939
Issue of 157,654 ordinary shares in respect of the acquisition of SkillScape	18	5,721	—	—	—	—	—	—	5,739
Capital conversion reserve fund	(623)	—	—	623	—	—	—	—	—
Comprehensive Income:
Net profit	—	—	3,042	—	—	—	—	—	3,042
Unrealised gain on investment	—	—	—	—	—	—	4,086	—	4,086
Cumulative effect of change in accounting principle (SFAS 133)	—	—	—	—	—	—	3,704	—	3,704
Net amount reclassified into earnings	—	—	—	—	—	—	(965)	—	(965)
Net loss on cash flow hedges	—	—	—	—	—	—	(1,202)	—	(1,202)
Translation adjustment	—	—	—	—	—	—	(1,021)	—	(1,021)

Comprehensive Income									7,644

Balance at December 31, 2001	$7,574	$298,367	$9,233	$623	$296	$—	$3,459	$(2)	$319,550

(see accompanying notes)

SMARTFORCE PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years ended December 31,
	1999	2000	2001
Cash Flows from Operating Activities
Net income/(loss)	$15,626	$(28,663)	$3,042
Adjustments to reconcile net income/(loss) to net cash provided/(used) by operating activities:
Depreciation and amortization	12,145	21,446	28,023
Non cash acquired research and development	5,900	—	—
Loss on disposal of assets	547	682	49
Accrued interest on short-term investments	(253)	122	288
Changes in operating assets and liabilities:
Accounts receivable	(18,501)	(15,705)	(26,634)
Inventories	60	(181)	35
Recoverable and deferred tax assets, net	67	(2,336)	104
Prepaid expenses and other assets	(11,281)	(8,516)	(7,896)
Accounts payable	(1,222)	1,710	(2,690)
Accrued payroll and related expenses and other accrued liabilities	5,454	(1,868)	(4,738)
Deferred revenue	3,083	42,346	(3,543)

Net cash provided/(used) by operating activities	11,625	9,037	(13,960)

Cash Flows from Investing Activities
Purchases of property and equipment	(16,121)	(15,914)	(27,724)
Payments to acquire short-term investments	(84,981)	(144,544)	(123,775)
Payments to acquire Knowledge Well, Dunloe, Learning Productions, net assets of AES, icGlobal, IMPAXselling and SkillScape net of cash acquired	(1,687)	(6,893)	(1,857)
Proceeds from sale of short-term investments	82,707	140,791	121,890
Payments to acquire investments	(300)	(2,766)	(10,000)

Net cash used in investing activities	(20,382)	(29,326)	(41,466)

Cash Flows from Financing Activities
Proceeds from issuance of ordinary shares, net	13,212	16,046	55,340

Net cash provided by financing activities	13,212	16,046	55,340

Effect of exchange rate changes on cash and cash equivalents	(843)	395	(192)

Net increase/(decrease) in cash and cash equivalents	3,612	(3,848)	(278)
Cash and cash equivalents at beginning of period	65,648	69,260	65,412

Cash and cash equivalents at end of period	$69,260	$65,412	$65,134

Supplemental disclosure of cash flow information:
Interest paid	$18	$99	$43
Taxes paid	$1,716	$1,870	$619

(see accompanying notes)

SMARTFORCE PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Summary of Significant Accounting Policies

Organization

SmartForce PLC is organized as a public limited company under the laws of the Republic of Ireland. SmartForce PLC and its subsidiaries (collectively, the “Company” or “SmartForce”) provides e-Learning solutions to businesses and individuals worldwide. The principal market for the Company’s e-Learning solutions comprises major U.S. national and multinational organizations.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and include the Company and its subsidiaries in the United States, the United Kingdom, Ireland, South Africa, Canada, Germany, Australia, the Netherlands, Sweden, Norway, Denmark, France, Singapore, the Commonwealth of the Bahamas and Grand Cayman after eliminating all material inter-company accounts and transactions.

All acquisitions have been accounted for under the purchase accounting method, except for mergers in earlier periods, which have been included in the consolidated financial statements under the pooling of interests method.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Translation of Financial Statements of Foreign Entities

The reporting currency for the Company is the U.S. dollar (“dollar”). The functional currency of the Company’s subsidiaries in the United States, the United Kingdom, Republic of South Africa, Canada, Germany, Australia, the Netherlands, Sweden, Norway, Denmark, France and Singapore are the currencies of those countries. The functional currency of the Company’s subsidiaries in Ireland, the Commonwealth of the Bahamas and the Grand Cayman is the dollar.

Balance sheet amounts are translated to the dollar from the local functional currency at year-end exchange rates, while statements of operations amounts in local functional currency are translated using average exchange rates. Translation gains or losses are recorded in other comprehensive income. Currency gains or losses on transactions denominated in a currency other than an entity’s functional currency are recorded in the results of the operations.

Foreign Currency Exchange Contracts

In 1999 and 2000 a gain or loss on a forward contract that was intended to hedge an identifiable foreign currency firm commitment was deferred and included in the measurement of the related foreign currency transaction.

In 2001, following the adoption of SFAS 133, the Company’s hedging policy is designed to reduce the impact of foreign exchange movements between the Irish pound and the Euro and U.S. dollar by hedging

SMARTFORCE PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

identifiable Irish pound and Euro denominated commitments. The accounting policies for these instruments are based on the Company’s designation of such instruments as cash flow hedges. The Company does not use forward currency exchange contracts for speculative trading.

Revenue Recognition

The Company recognizes the majority of its revenues pursuant to software license agreements. The Company recognizes revenue from software license agreements in accordance with the provisions of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9 (“SOP 97-2, as amended”). Revenue is recognized from software license agreements when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable.

The Company’s software license agreements generally include multiple elements, which may include such elements as access on an ASP basis to hosted content or platform services for a specified number of years, up-front software licenses, software rentals for a specified number of years, professional services, maintenance and resale of third parties’ products and services. Where possible, the Company allocates revenue to each element based on vendor specific objective evidence (“VSOE”) in accordance with the provisions of SOP 97-2, as amended, and recognizes the revenue associated with each element in accordance with the relevant revenue recognition requirements for that element. Where VSOE does not exist, the Company aggregates the elements and recognizes the revenues with respect to all elements on delivery of the last-delivered elements, as provided in SOP 97-2, as amended.

Revenue associated with customer access to hosted content or platform services is generally deferred and recognized ratably over the term of the agreement. Revenue associated with up-front software licenses is generally recognized immediately on delivery. Revenue associated with software rentals with annual exchange rights is generally recognized immediately on delivery for the first annual rental period and on each contract anniversary date thereafter for subsequent annual rental periods. Revenue associated with software rentals providing product exchange rights other than annually during the term of the agreement are generally deferred and recognized ratably over the term of the agreement.

Revenue associated with professional services agreements are recognized as earned in accordance with SOP 81-1, Accounting for Performance of Construction/Production-Type Contracts, as development progresses based on the percentage of completion method. The percentage of completion is based on the ratio that actual service costs incurred to date bear to total estimated costs to complete the services. Where the services being performed are maintenance or management services, such revenue is generally recognized ratably over the contracted service period. Provisions for estimated losses on incomplete contracts are made on a contract basis and recognized in the period in which such losses become probable and can be reasonably estimated.

Revenue associated with the resale of third parties’ products and services are generally recognized as above, depending on the character of the product or service resold.

The Company also continues to derive revenues from its legacy business selling CD-ROM based courseware for IT professionals to be deployed on standalone PCs or on private, local company networks. Customers may acquire these legacy offerings on a multi-year rental basis, in which case revenues are recognized on the same basis as described above with respect to revenue recognition generally prior to 2000. Customers may also acquire the Company’s legacy offerings by up-front license (as is typically the case when individual IT professionals acquire certification programs through the Company’s SmartCertify Direct subsidiary), in which case revenues are recognized immediately on delivery.

SMARTFORCE PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The cost of satisfying any Post Contract Support (“PCS”) is accrued at the time revenue is recognized as PCS fees are included in the annual license fee, the estimated cost of providing PCS during the agreements is insignificant and unspecified upgrades or enhancements offered have been and are expected to be minimal and infrequent.

Revenues from product development arrangements are generally recognized on a percentage of completion basis as milestones are completed or as products are produced under the arrangement.

Cost of Revenues

Cost of revenues include materials (such as packaging and documentation), royalties paid to third parties, the portion of development costs associated with product co-development arrangements, hosting, the cost of providing professional services, fulfillment and shipping and handling costs and the amortization of the cost of purchased products. Approximately $286,000, $470,000 and $875,000 of development expenses incurred in connection with development and marketing alliances were charged to cost of revenues in 1999, 2000 and 2001, respectively.

Inventories

Inventories are stated at the lower of cost (first in, first out) or net realizable value and consist principally of compact discs and manuals. Net realizable value is the estimated selling price less all applicable selling costs.

Research and Development

Research and development expenditures are generally charged to operations as incurred. Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Development costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant. Through December 31, 2001, all such research and development costs have been expensed as incurred.

In 1999, the Company adopted SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. SOP 98-1 requires the capitalization of certain costs relating to software acquired, developed or modified solely to meet the Company’s internal requirements and for which there are no substantive plans to market the software. Costs incurred during the application development stage of the project, are capitalized and amortized over the useful economic life of the internal use software.

Goodwill and Intangible Fixed Assets

Goodwill and other intangible assets acquired in purchase transactions are stated at cost less accumulated amortization. Amortization is recorded on a straight-line method over the estimated useful lives of the assets of generally between 4 and 10 years. Other intangible assets acquired in purchase transactions consist of purchased technology, the Kansas State University license and assembled workforces (see note 4).

SMARTFORCE PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment of Long-Lived Assets

Where events or changes in circumstances indicate the carrying amount of long-lived assets may not be recoverable the Company recognizes such an impairment when the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Impairment, if any, will result in the carrying value of the long-lived asset being reduced by the amount by which the fair value, as determined by the discounted cash flows, exceeds the carrying amount of the asset. No impairment losses were incurred in the periods presented.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over estimated useful lives of two to five years. Leasehold improvements are amortized over the lesser of the term of the lease or the estimated useful life of the asset.

Net Income Per Share

Each American Depositary Share (“ADS”) is exchangeable for one ordinary share. The Company’s shareholders approved a proposal at the 2001 Annual General Meeting to redenominate the ordinary shares of IR9.375p into ordinary shares of €0.11903794. Each redenominated ordinary share of €0.11903794 was then renominalized into an ordinary share of €0.11. An amount equal to the aggregate amount of the reduction in the issued share capital of the Company resulting from the renominalization of the share capital was transferred to the Capital Conversion Reserve Fund.

Basic net income per share is calculated using the weighted average number of ordinary shares of the Company outstanding during the period. Diluted net income per share is calculated using the combined weighted average number of ordinary shares and dilutive potential ordinary shares (as determined using the treasury stock method), such as shares issuable pursuant to the exercise of options outstanding.

Defined Contribution Plan

The Company sponsors and contributes to a defined contribution plan for certain employees and directors. Contribution amounts by the Company are determined by management and allocated to employees on a pro rata basis based on the employees’ contribution. The Company contributed approximately $419,000, $256,000 and $476,000 to the Plan in the years ended December 31, 1999, 2000 and 2001, respectively.

Stock Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, and complies with the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. This cost is deferred and charged to expense ratably over the vesting period, generally four years.

Advertising Costs

Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expenses amounted to $14.7 million, $19.1 million and $11.6 million for the years ended December 31, 1999, 2000 and 2001, respectively.

SMARTFORCE PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The principal market for the Company’s products comprises major U.S. national and multi-national organizations. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. To date such losses have been within management’s expectations. The Company had an allowance for doubtful accounts of $2,538,933 and $4,577,650 at December 31, 2000 and 2001, respectively. The Company generally requires no collateral from its customers.

Fair Values of Financial Instruments

The carrying amount of cash, cash equivalents, short-term investments, accounts receivable, accounts payable, investments and derivative instruments reported in the balance sheet approximates the fair value of these financial instruments.

Comprehensive Income

Other comprehensive income includes amounts for foreign currency translation adjustments, unrealized gains/(losses) on equity investments and gains/(losses) on cash flow hedges.

Accounting for Income Taxes

The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes”, which uses the liability method to calculate deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax laws and rates which will be in effect when the differences are expected to reverse.

Cash, Cash Equivalents and Short-Term Investments

Cash and cash equivalents consist of cash on deposit with banks, money market instruments and certificates of deposit with maturities of three months or less when acquired.

SMARTFORCE PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-term investments at December 31, 2000 and 2001 comprise debt securities issued by the U.S. Treasury, U.S. agency obligations and debt securities of corporations with strong credit ratings with a maturity of less than six months but greater than three months at the date of acquisition by the Company. These are included at cost plus accrued interest, which approximates the fair market value of the securities. At December 31, 2000 and 2001, $42,545,000 and $44,142,000, respectively (inclusive of accrued interest of $603,224 and $315,441, respectively) was held in short-term investments.

Investments

Investments consist of equity securities and are stated at market value. All investments are defined as available-for-sale securities under the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), and any unrealized holding gains or losses are reported as a separate component of shareholders’ equity, as accumulated other comprehensive income/(loss).

	As at December 31, 2001
	Cost	Unrealized Gain	Market Value
Equity securities	$13,616	$4,086	$17,702

Total available for sale securities	$13,616	$4,086	$17,702

The market value and cost of the equity securities was the same for 1999 and 2000 at $850,000 and $3,616,000, respectively.

The change in unrealized gain on investments is as follows:

	1999	2000	2001
Unrealized gain arising in the year	—	—	$4,086

Included in comprehensive income/(loss) for the year	—	—	$4,086

Other Assets

Other assets at December 31, 2000 and 2001 consist primarily of deferred sales commissions. Deferred sales commissions are charged to expense when the related revenue is recognized.

Newly Issued Accounting Standards

The Financial Accounting Standards Board issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“Statement 133”), in June 1998. Statement 133, which requires all derivative instruments to be recognized as either assets or liabilities on the balance sheet at their fair value, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. As amended, this statement is effective for fiscal years beginning after June 15, 2000. The Company applied the new rules prospectively to transactions beginning in the first quarter of 2001. The cumulative effect of the change in accounting principle due to the adoption of Statement 133 resulted in the recognition of a net loss of $171,000 in the income statement and a net gain of $3,704,000 in other comprehensive income. During fiscal year 2001, the amount recorded in earnings under foreign exchange gains/losses relating to cash flow ineffectiveness was a loss of $712,000. The net amount reclassified into earnings for

SMARTFORCE PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

forward contracts which matured during fiscal 2001 was a gain of $965,000 approximately. The remaining gain on forward contracts at December 31, 2001 was $1,538,000 and is all expected to be reclassified into earnings within the next twelve months as the forward contracts mature. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is one year.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives acquired in a business combination before July 1, 2001 should not be amortized. The statement further requires that the fair value of goodwill and other intangible assets with indefinite lives be tested for impairment upon adoption of this statement, annually and upon the occurrence of certain events. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2002. The impact of SFAS 142 on the Company’s financial statements has not yet been determined. The Company expects to complete the initial review during the first half of 2002.

2.    Net Income/(Loss) per Share

The following table sets forth the computation of basic and diluted net income/(loss) per share:

	1999	2000	2001
	(dollars in thousands, except per share amounts)
Numerator:
Numerator for basic and diluted net income/(loss) per share— Income/(Loss) available to common shareholders	$15,626	$(28,663)	$3,042

Denominator:
Denominator for basic net income/(loss) per share— weighted average shares	47,145	51,111	54,478
Effect of dilutive securities:
Employee stock options and warrants	4,653	—	6,359

Denominator for diluted net income/(loss) per share	51,798	51,111	60,837

Basic net income/(loss) per share	$0.33	$(0.56)	$0.06

Diluted net income/(loss) per share	$0.30	$(0.56)	$0.05

The effect of employee share options and warrants have not been included in the computation of the diluted net loss per share for 2000 as to do so would have been anti dilutive. The weighted average number of options which would have been included in the denominator for the year ended December 31, 2000 was 8,751,504.

3.    Acquisitions and Mergers

On June 18, 1999, the Company acquired a majority shareholding in Knowledge Well Group Limited and Knowledge Well Limited (collectively “Knowledge Well”), a provider of business, management and professional education using interactive learning technologies. The Company acquired the remaining shareholding on

SMARTFORCE PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 23, 1999. The Company issued 4,374,896 ordinary shares in exchange for all of the outstanding shares of Knowledge Well. The Company also assumed options to acquire Knowledge Well shares exercisable for an issuance of up to approximately 0.4 million ordinary shares. The purchase price of Knowledge Well was approximately $62.7 million.

On July 1, 1999, the Company acquired the remaining 50% shareholding in Dunloe Ireland Limited (“Dunloe”) for $100,000, a provider of training software, in which the Company already held a 50% holding.

On March 2, 2000, the Company acquired the net assets of Advanced Educational Systems Limited (“AES”), a provider of secure e-Testing solutions and services to organizations to support their internal certification and compliance procedures. The consideration for AES in respect of the assets of AES consisted of 103,128 ordinary shares and $1.6 million in cash. The purchase price of AES was $7.3 million.

On April 10, 2000, the Company acquired Learning Productions LLC (“Learning Productions”), a developer of advanced, web-based role-play business simulations. The consideration for the outstanding securities of Learning Productions consisted of 224,916 ordinary shares and $4.8 million in cash. The purchase price of Learning Productions was $16.5 million.

On April 2, 2001, the Company acquired, through its wholly owned subsidiary icGlobal Acquisition Corp. icGlobal, providers of industry-acclaimed learning management system (LMS) software. In connection with the acquisition, the shareholders of icGlobal received 100,000 exchangeable shares in icGlobal Acquisition Corp. which are exchangeable at the election of the holder for 100,000 ordinary shares of the Company. The ordinary shares of the Company issuable upon exchange of the exchangeable shares are reserved for issuance by SmartForce. Holders of the exchangeable shares are also entitled to dividend rights on the same basis as holders of the Company’s ordinary shares. At December 31, 2001 the shareholders of icGlobal had exchanged 22,500 icGlobal Acquisition Corp. exchangeable shares for 22,500 ordinary shares of the Company (represented by 22,500 ADSs of the Company). The purchase price of icGlobal was $3.0 million.

On August 29, 2001, the Company acquired substantially all of the assets of IMPAXselling.com, a sales performance company providing global enterprises with web-based learning solutions designed to improve sales and account management performance. The consideration for the assets of IMPAXselling.com consisted of 92,394 ADSs. The purchase price of IMPAXselling was $3.3 million.

On October 11, 2001, the Company acquired SkillScape Solutions, Inc. (SkillScape), a global provider of competency management systems. The Company issued 157,654 ADSs and cash of $0.6 million to the shareholders of SkillScape, as consideration for the outstanding securities of SkillScape. The purchase price of SkillScape was $6.8 million.

The acquisitions of Knowledge Well, Dunloe, AES, Learning Productions, icGlobal, IMPAXselling and SkillScape have been accounted for under the purchase method of accounting. The consolidated financial statements for each of the years ended December 31, 1999, 2000 and 2001 include the results of the Company, Knowledge Well from June 18, 1999, Dunloe from July 1, 1999, AES from March 2, 2000, Learning Productions from April 28, 2000, icGlobal from April 2, 2001, IMPAXselling from August 29, 2001 and SkillScape from October 11, 2001, the assets and liabilities of the Company, Knowledge Well, Dunloe, AES and Learning Productions as at December 31, 2000 and 2001, respectively, and of icGlobal, IMPAXselling.com and SkillScape as at December 31, 2001.

SMARTFORCE PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following pro forma information combines the consolidated results of operations of the Company with those of Knowledge Well, Dunloe, AES, Learning Productions for 1999, AES, Learning Productions, icGlobal, IMPAXselling and SkillScape for 2000 and icGlobal, IMPAXselling and SkillScape for 2001 as if the acquisitions had occurred at the beginning of the year of its acquisition and at the beginning of the immediately preceding year. The pro forma results give effect to certain purchase accounting adjustments, including additional amortization expense from goodwill and other identifiable intangible assets, related income tax effects and the issuance of additional shares in connection with the acquisitions.

The Pro Forma Results of Operations are as follows (dollars in thousands, except per share amounts):

	Years ended December 31,
	1999	2000	2001
Revenues	$199,177	$171,496	$262,342

Net Income/(Loss)	$10,380	$(30,598)	$2,658

Net Income/(Loss) per share:
Basic	$0.20	$(0.59)	$0.04

Diluted	$0.18	$(0.59)	$0.04

The non cash effect of purchase acquisitions during the years ended December 31, 2000 and 2001 in the consolidated statement of cashflows on changes in operating assets and liabilities was as follows (dollars in thousands):

	1999	2000	2001
Accounts receivable	$184	$51	$319
Prepaid expenses	45	176	9
Accounts payable	(1,389)	(53)	(94)
Accrued payroll and related expenses	—	(108)	(96)
Other accrued liabilities	(2,789)	(1,070)	(1,982)

	$(3,949)	$(1,004)	$(1,844)

4.    Intangible Assets

Intangible assets consist of the following:

	2000	2001
	(dollars in thousands)
Goodwill	$23,960	$23,960
Kansas State University license	26,000	26,000
Other identifiable intangibles	38,450	51,432

Total intangible assets	88,410	101,392
Accumulated amortization	15,216	26,435

Intangible assets, net	$73,194	$74,957

Other identifiable intangibles include core developed technology acquired as a result of the acquisitions of Knowledge Well, AES, Learning Productions, icGlobal, SkillScape, the assets of IMPAXselling.com and a

SMARTFORCE PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

perpetual software license acquired from Street Technologies, Inc. in return for a once off payment of $5,297,000 in December 1997.

Amortization of intangible assets amounted to $4,494,674, $9,661,701 and $11,218,139 for the years ended December 31, 1999, 2000 and 2001, respectively. The amortization period for the Kansas State University license is 10 years.

5.    Property and Equipment

Property and equipment, at cost, consist of the following:

	2000	2001
	(dollars in thousands)
Office and computer equipment	$42,765	$65,491
Furniture, fixtures and others	16,727	21,342

Total property and equipment	59,492	86,833
Accumulated depreciation	30,104	46,642

Property and equipment, net	$29,388	$40,191

Depreciation of property and equipment amounted to $7,650,347, $11,784,657 and $16,804,249 for the years ended December 31, 1999, 2000 and 2001, respectively.

6.    Other Accrued Liabilities

Other accrued liabilities consist of the following at December 31 (dollars in thousands):

	2000	2001
Royalties	$3,740	$4,699
Income and other taxes payable	6,536	8,208
Other	11,842	8,461

	$22,118	$21,368

7.    Operating Lease Commitments

The Company leases various facilities, automobiles and equipment under non-cancelable operating lease arrangements. The major facilities leases are for terms of 2 to 5 years and generally provide renewal options for terms of up to 3 additional years. Rent expense under all operating leases was approximately $6,043,000, $6,461,000 and $7,107,000 in 1999, 2000 and 2001, respectively. Future minimum lease payments under these non-cancelable operating leases as of December 31, 2001 are as follows (dollars in thousands):

2002	$7,651
2003	6,831
2004	6,103
2005	3,522
2006	2,706
Thereafter	13,307

Total minimum lease payments	$40,120

SMARTFORCE PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Contingencies

Since the end of the third quarter of 1998, a class action lawsuit has been pending in United States District Court for the Northern District of California against the Company, one of its subsidiaries, SmartForce USA and certain of its former and current officers and directors alleging violation of the federal securities laws. It has been alleged in this lawsuit that the Company misrepresented or omitted to state material facts regarding its business and financial condition and prospects in order to artificially inflate and maintain the price of its ADSs, and misrepresented or omitted to state material facts in its registration statement and prospectus issued in connection with its merger with ForeFront, which also is alleged to have artificially inflated the price of its ADSs.

The Company believes that this action is without merit and intend to vigorously defend ourselves against it. Although we cannot presently determine the outcome of this action, an adverse resolution of this matter could materially adversely impact our financial position and results of operations.

In addition, certain other claims and litigation have arisen against the Company in the ordinary course of its business. The Company believes that all such claims and lawsuits against the Company are without merit and the Company intends to vigorously contest such disputes. In the opinion of management, the outcome of such disputes will not have a material effect on the Company’s financial position, results of operations or liquidity, as reported in these financial statements.

Depending on the amount and timing of any unfavorable resolution of these matters, it is possible that the Company’s future results of operations or cash flows could be materially affected in a particular period.

9.    Shareholders’ Equity

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

Share Option Plans

The Company has elected to follow Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its stock options. Under APB 25, because the exercise price of the Company’s employee stock options generally equals the market price of the underlying stock on the date of grant, no compensation expense is generally recognized.

The Company has the following share option plans; the 1990 Share Option Scheme (the “1990 Plan”), the 1994 Share Option Plan (the “1994 Plan”), the 1996 Supplemental Stock Plan (the “1996 Plan”), the 2001 Outside Director Option Plan (the “Outside Director Plan”), the ForeFront Group Inc. Amended and Restated 1992 Stock Option Plan (the “FF92 Plan”), the 1996 ForeFront Group Inc. Non-Qualified Stock Option Plan (the “FF96 Plan”), the ForeFront Group Inc. 1996 Non-Employee Directors’ Stock Option Plan (the “FF Directors’ 1996 Plan”), the Knowledge Well Limited 1998 Share Option Plan (the “KWL Plan”) and the Knowledge Well Group Limited 1998 Share Option Plan (the “KWGL Plan”), (collectively the “Plans”).

Under the 1990 Plan, options to acquire ordinary shares in the Company may be granted to any director or employee of the Company. Under the 1994 Plan, all employees and directors of the Company and any independent contractor who performs services for the Company are eligible to receive grants of non statutory options (“NSO”). Employees are also eligible to receive grants of incentive share options (“ISO”) which are

SMARTFORCE PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

intended to qualify under section 422 of the United States Internal Revenue Code of 1986, as amended. Under the Outside Director Plan all outside directors of the Company are eligible to receive option grants upon election to the Board of Directors and each subsequent year thereafter. Under the 1996 Plan all employees, with the exception of directors and executive officers, are eligible to receive grants of NSO’s. Under the FF92 Plan, NSO’s and ISO’s were granted to any employee or director of ForeFront. Under the FF96 Plan, NSO’s were granted to employees and directors of ForeFront. Under the FF Directors’ 1996 Plan, non-employee directors were eligible to receive grants of options to acquire common stock upon election to the Board of Directors and each subsequent year thereafter. Under the KWL Plan and KWGL Plan, employees and directors and any independent contractor who performs services for Knowledge Well Limited (“KWL”) and Knowledge Well Group Limited (“KWGL”) were eligible to receive grants of NSO’s. Employees of KWL and KWGL were also eligible to receive grants of ISO’s which were intended to qualify under section 422 of the United States Internal Revenue Code of 1986, as amended.

As of December 31, 2001, 4,700,000, 11,743,004, 350,000, 11,000,000 (which includes an increase in the number of shares reserved for issuance of 3,500,000 under the 1996 Plan), 470,550, 627,400, 47,055, 654,800 and 654,800 ordinary shares have been reserved for issuance under the 1990 Plan, 1994 Plan, Outside Director Plan, 1996 Plan, FF92 Plan, FF96 Plan, FF Directors’ 1996 Plan, KWL Plan and KWGL Plan, respectively. The Plans are administered by the Stock Option Committee (the “Committee”).

The terms of the options granted under all plans, except for the Outside Director Plan, are generally determined by the Committee. All grants of options under the Outside Director Plan are automatic and nondiscretionary and are made strictly in accordance with the provisions of the plan. The exercise price of options granted under the 1990 Plan and ISO’s granted under the 1994 Plan cannot be less than the fair market value of ordinary shares on the date of grant. In the case of ISO’s granted to holders of more than 10% of the voting power of the Company the exercise price cannot be less than 110% of such fair market value. Under the 1994 Plan, the exercise price of NSO’s is set by the Committee at its discretion. The exercise price of option grants under the Outside Director Plan is 100% of the fair market value per share on the date of grant. The term of an option under the 1994, Outside Director, 1996, FF92, FF96, KWL and KWGL Plans cannot exceed ten years and, generally, the terms of an option under the 1990 Plan and FF Directors’ 1996 Plan cannot exceed ten years. The term of an ISO granted to a holder of more than 10% of the voting power of the Company cannot exceed five years. An option may not be exercised unless the option holder is at the date of exercise, or within three months of the date of exercise has been, a director, employee or contractor of the Company. There are certain exceptions for exercises following retirement or death. Options under the Plans generally expire not later than 90 days following termination of employment or service or six months following an optionees’ death or disability.

In the event that options under the Plans terminate or expire without having been exercised in full, the shares subject to those options are available for additional option grants. Vesting periods of the options are determined by the Committee, except for the Outside Director Plan, and are currently for periods of up to four years. The vesting period of the Outside Director Plan option grants is four years. Under the 1990, 1994, 1996, FF96, KWL and KWGL Plans, options to purchase 168,506, 2,112,678, 1,954,474, 7,446, 4,478 and 1,078 shares, respectively, were exercisable as of December 31, 2001. As of December 31, 2001, 5,287,571 options are available for grant under the plans.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 2000 and 2001; risk-free interest rates of approximately 6%, 6.5% and 4.3%, respectively; dividend yields of 0%; volatility factors of the expected

SMARTFORCE PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

market price of the Company’s ordinary shares of 0.68, 0.96 and 1.02, respectively; and a weighted-average expected life of the option of five years.

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the management’s opinion, the existing models do not provide a reliable single measure of the fair value of its stock options.

For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

Pro forma net loss for the years ended December 31, 1999, 2000 and 2001 was $15.3 million, $76.0 million and $50.5 million, respectively. Pro forma basic net loss per share was $0.32, $1.49 and $0.93 for the years ended December 31, 1999, 2000 and 2001, respectively. Pro forma diluted net loss per share was $0.32, $1.49 and $0.93 for the years ended December 31, 1999, 2000 and 2001, respectively. Because options vest over several years and additional grants are expected, the effects of these hypothetical calculations are not likely to be representative of similar future calculations.

A summary of the Company’s stock option activity, and related information for the years ended December 31, 1999, 2000 and 2001 follows:

	Options Outstanding
	Number of Shares	Price per Share	Weighted Average Exercise Price
Balance at December 31, 1998	7,914,868	$ 1.41-36.00	$ 9.52
Granted in 1999	5,971,644	$ 8.94-29.94	$18.84
Assumed on acquisition in 1999	461,632	$ 3.05- 9.16	$ 6.96
Exercised in 1999	(772,980)	$ 1.41-20.25	$10.92
Cancelled in 1999	(369,426)	$ 2.68-30.28	$ 8.31

Balance at December 31, 1999	13,205,738	$ 1.41-36.00	$13.52
Granted in 2000	1,321,677	$31.00-44.94	$35.50
Exercised in 2000	(1,319,857)	$ 3.05-29.19	$ 8.20
Cancelled in 2000	(609,106)	$ 3.05-17.00	$ 9.84

Balance at December 31, 2000	12,598,452	$ 1.41-44.94	$16.31
Granted in 2001	3,639,700	$13.40-31.50	$19.75
Exercised in 2001	(4,369,096)	$ 1.41-36.00	$11.69
Cancelled in 2001	(494,733)	$ 3.65-44.25	$25.67

Balance at December 31, 2001	11,374,323	$ 1.41-44.94	$18.70

SMARTFORCE PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Options Outstanding At December 31, 2001			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 3.05- 6.94	460,472	5.69	$ 6.86	411,276	$ 6.87
$ 8.94- 9.94	2,012,542	6.94	$ 9.94	1,128,690	$ 9.94
$10.19-15.94	271,257	6.49	$13.25	173,584	$12.82
$16.44-16.44	2,474,562	7.50	$16.44	1,458,836	$16.44
$16.50-17.13	62,830	7.82	$16.59	25,604	$16.62
$19.06-19.06	3,203,525	9.26	$19.06	4,583	$19.06
$20.25-24.00	125,394	6.62	$21.04	77,630	$20.46
$24.44-24.44	1,375,619	7.92	$24.44	625,086	$24.44
$26.50-42.88	1,180,222	8.24	$32.15	285,396	$33.35
$43.00-44.94	207,900	8.42	$43.29	57,975	$43.38

$ 1.41-44.94	11,374,323	7.92	$18.70	4,248,660	$16.39

At December 31, 1999 and 2000 there were 3,493,840 and 8,057,555 options exercisable, respectively, at a weighted average exercise price of $10.45 and $13.47, respectively. The weighted average fair value of options granted during the years ended December 31, 1999, 2000 and 2001 was $11.58, $27.02 and $15.25, respectively.

10.    Income Taxes

Income/(Loss) before provision/(benefit) for income taxes consists of the following:

	December 31,
	1999	2000	2001
	(dollars in thousands)
Ireland	$25,948	$(29,402)	$2,119
Rest of world	(6,614)	(1,490)	2,723

Total	$19,334	$(30,892)	$4,842

The provision/(benefit) for income taxes consists of the following:

Current	$3,708	$(1,742)	$1,800
Deferred	—	(487)	—

Total provision/(benefit) for income tax	$3,708	$(2,229)	$1,800

The deferred benefit for 2000 relates predominantly to tax losses incurred in Ireland.

SMARTFORCE PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision/(benefit) for income taxes differs from the amount computed by applying the statutory income tax rate to income/(loss) before taxes. The sources and tax effects of the difference are as follows:

	December 31,
	1999	2000	2001
	(dollars in thousands)
Income taxes computed at the Irish statutory income tax rate of 28% for 1999, 24% for 2000 and 20% for 2001	$5,413	$(7,415)	$969
Income/(Loss) from Irish manufacturing operations taxed at lower rates	(6,300)	4,364	326
Income/(Loss) subject to higher rate of tax	8	(376)	(17)
Operating losses not utilized	1,150	2,261	1,564
Operating losses utilized	(894)	(1,574)	(106)
Intangible asset amortization and other non-deductible expenses	4,300	3,534	2,619
Profits arising not subject to tax	31	(3,023)	(3,555)

	$3,708	$(2,229)	$1,800

EPS for Tax Holiday
Basic	$0.13	$(0.09)	$(0.01)

Diluted	$0.12	$(0.09)	$(0.01)

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes consist of the following:

	December 31,
	2000	2001
	(dollars in thousands)
Deferred tax assets
Net operating loss carry forwards	$36,477	$57,541
Research and development tax credit carry forwards	340	340

	36,817	57,881
Valuation allowance	(34,300)	(55,475)

Net deferred tax assets	$2,517	$2,406

At December 31, 2001, the Company has a net operating loss carry forward of approximately $156.8 million for U.S. federal income tax purposes which will expire in the tax years 2007 through 2018 if not previously utilized. Utilization of the U.S. net operating loss carry forward may be subject to an annual limitation due to the change in ownership rules provided by the Internal Revenue Code of 1986. This limitation and other restrictions provided by the Internal Revenue Code of 1986 may reduce the net operating loss carry forward such that it would not be available to offset future taxable income of the U.S. subsidiary.

At December 31, 2001, approximately $149.2 million of the net operating loss carry forwards in the United States result from disqualifying dispositions. The tax value of the disqualifying dispositions has not been recognized in the tax reconciliation note as it is not expected that it will reverse. At December 31, 2000, $50.7 million of the valuation allowance related to disqualifying dispositions.

SMARTFORCE PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Segment, Geographic and Customer Information

Segment Information

The Company presents financial information for its three reportable operating segments: Americas, Europe Middle East Asia (“EMEA”) and Ireland. The Americas and EMEA segments are sales operations and Ireland is the Company’s Research and Development operation.

The Company and its subsidiaries operate in one industry segment, the development and marketing of interactive education and training software. Operations outside of Ireland consist principally of sales and marketing.

The Company’s products are developed in Ireland and sold to the Company’s distribution subsidiaries in other geographic segments. These inter segment revenues are determined on arms length bases pursuant to which a fair return is earned by the Irish development subsidiary and which is designed to comply with the OECD Transfer Pricing Guidelines for Multinational Enterprises and Tax Administrators. All such inter segment revenues and costs of revenues are eliminated on consolidation.

The Company’s Chief Operating Decision Maker (“CODM”), the Company’s President and CEO, allocates resources and evaluates performance based on a measure of segment profit or loss from operations. The accounting policies of the reportable segments are the same as described in the summary of significant accounting policies. The Company’s CODM does not view segment results below operating profit/(loss), therefore, net interest income, other income and the provision/(benefit) for income taxes are not broken out by segment below. The Company does not account for nor report to the CODM its assets or capital expenditures by segment, thus asset information is not provided on a segment basis.

A summary of the segment financial information reported to the CODM is as follows:

	Year Ended December 31, 2001
	Americas	EMEA	Ireland	All Other	Consolidated Total
	(dollars in thousands)
Revenues—External	$205,331	$28,280	$19,279	$7,985	$260,875
Inter Segment Revenues	—	—	93,096	—	93,096
Depreciation and Amortization	18,402	302	8,227	1,092	28,023
Segment Operating Income/(loss)	2,929	(2,222)	11,399	(10,301)	1,805

	Year Ended December 31, 2000
	Americas	EMEA	Ireland	All Other	Consolidated Total
	(dollars in thousands)
Revenues—External	$136,150	$21,959	$3,090	$6,998	$168,197
Inter Segment Revenues	—	—	74,715	—	74,715
Depreciation and Amortization	14,645	334	5,698	769	21,446
Segment Operating Loss	(2,548)	(2,597)	(20,902)	(9,217)	(35,264)

	Year Ended December 31, 1999
	Americas	EMEA	Ireland	All Other	Consolidated Total
	(dollars in thousands)
Revenues—External	$162,559	$24,841	$2,878	$7,476	$197,754
Inter Segment Revenues	—	—	97,362	—	97,362
Depreciation and Amortization	4,855	389	3,087	3,814	12,145
Segment Operating Income/(Loss)	1,286	(2,768)	29,442	(11,818)	16,142

SMARTFORCE PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenues from external customers, based on the location of the customer, are categorized by geographical areas as follows:

	Years Ended December 31,
	1999	2000	2001
	(dollars in thousands)
Revenues
Ireland	$3,072	$3,290	$7,805
United States	139,652	111,361	183,919
United Kingdom	23,813	22,616	22,895
Other countries	31,217	30,930	46,256

Total	$197,754	$168,197	$260,875

Long-Lived assets are those assets that can be directly associated with a particular geographic area. These assets are categorized by geographical areas as follows:

	December 31,
	2000	2001
	(dollars in thousands)
Long-Lived Assets
Ireland	$65,267	$62,954
United States	52,975	55,987
Other countries	16,773	41,786

Total	$135,015	$160,727

The Company regards its products and services, e-Learning solutions, as homogenous products and services. No single customer represented 10% or more of SmartForce’s total net revenue in any period presented.

12.    Government Grants

Under agreements between the Company and Government grant agencies, the Company has recorded $1,033,422, $436,298 and $355,819 as a reduction in related salary and rent expenses in the years ended December 31, 1999, 2000 and 2001, respectively. Under the terms of the grant agreements, these grants may be revoked and become repayable in certain circumstances, principally failure to maintain the related jobs for periods ranging from three to five years from the date of commencement of the relevant employment. The Company has complied with the terms of the agreements through December 31, 2001 and does not anticipate any repayment.

13.    Related Party Transactions

Ownership of CBT Technology

Approximately 9% of the outstanding share capital of CBT (Technology) Limited (“CBT T”), one of the Company’s Irish subsidiaries, representing a special non-voting class, is owned by Stargazer Productions (“Stargazer”), an unlimited company which is wholly-owned by certain key employees of SmartForce PLC. These key employees do not include any of the Company’s directors or executive officers.

All of the voting securities of CBT T are owned by Fidalco Limited, a wholly owned subsidiary of SmartForce PLC and, except for the securities owned by Fidalco Limited and Stargazer, there are no other

SMARTFORCE PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

outstanding securities of CBT T. CBT T has in the past and may in the future declare and pay dividends to Stargazer, and Stargazer may pay dividends to its shareholders out of such amounts. Stargazer does not have any rights to the assets of CBT T, only to receive periodic dividends as and when declared by CBT T. Except for the fact that Stargazer is wholly owned by certain key employees of SmartForce PLC, there is no relationship between SmartForce PLC and Stargazer.

Knowledge Well Acquisition

During 1999 the Company acquired Knowledge Well in a share for share exchange (see note 3). A number of the Company’s directors and officers were shareholders and had controlling interest in Knowledge Well prior to its acquisition by the Company.

Loan to Director

On August 20, 1999, a director of the Company received a loan from the Company in the amount of U.S. $450,000 repayable in four equal annual installments. Interest accrues on the principal amount of this loan at the rate of 5.96% to be paid annually. At December 31, 2000 and 2001, the balance outstanding on this loan, inclusive of accrued interest, was $347,420 and $228,800, respectively.

REPORT OF ERNST & YOUNG, INDEPENDENT AUDITORS

The Board of Directors and Shareholders,
SmartForce PLC

We have audited the consolidated balance sheets of SmartForce PLC as of December 31, 2000 and 2001 and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated January 16, 2002. Our audits also included the financial statement schedule of the Company listed in Item 14(a). This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, based on our audits, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

By:	/s/ ERNST & YOUNG
Ernst & Young

Dublin, Ireland
Date: January 16, 2002

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Our definitive Proxy Statement will be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our Annual General Meeting to be held in June, 2002. Information required by this item is incorporated by reference from the information contained in the Proxy Statement under the captions “SmartForce Management” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this item will be contained in the Proxy Statement under the captions “SmartForce Management,” “Board Committee Reports” and “Performance Graph” and is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be contained in the Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management of SmartForce” and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be contained in the Proxy Statement under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as a part of this Form 10-K.

(1)  Financial Statements.    The following SmartForce PLC

Consolidated Financial Statements Prepared in Accordance with U.S. GAAP are incorporated herein by reference to Item 8 of this Form 10-K.

Consolidated Balance Sheets—December 31, 2000 and 2001.

Consolidated Statements of Operations—December 31, 1999, 2000 and 2001.

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income.

Consolidated Statements of Cash Flows—December 31, 1999, 2000, and 2001.

Notes to Consolidated Financial Statements.

Report of Independent Auditors.

(2)  Financial Statement Schedule.    The following financial statement schedule of SmartForce PLC for the fiscal years ended December 31, 1999, 2000 and 2001 is filed as part of this Form 10-K and should be read in conjunction with the Company’s Consolidated Financial Statements included in Item 8 of this Form 10-K.

Schedule		Page #
II	Valuation and Qualifying Accounts	S-1

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(3)  Exhibits.    See Exhibit Index immediately following the signature page.

(b)  Reports on Form 8-K.

We did not file a report on Form 8-K during the three months ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Company has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of March, 2002.

SMARTFORCE PUBLIC LIMITED COMPANY

By:	/s/ GREGORY M. PRIEST
Gregory M. Priest
Chairman of the Board, President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gregory M. Priest and Patrick Eric Murphy jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY M. PRIEST Gregory M. Priest	Chairman of the Board, President, Chief Executive Officer (Principal Executive Officer and Acting Principal Financial Officer)	March 8, 2002

/s/ PATRICK ERIC MURPHY Patrick Eric Murphy	Vice President, Finance (Acting Principal Accounting Officer)	March 8, 2002

/s/ RONALD C. CONWAY Ronald C. Conway	Director	March 8, 2002

/s/ JOHN M. GRILLOS John M. Grillos	Director	March 8, 2002

/s/ JAMES S. KRZYWICKI James S. Krzywicki	Director	March 8, 2002

/s/ PATRICK J. MCDONAGH Patrick J. McDonagh	Director	March 8, 2002

/s/ FERDINAND VON PRONDZYNSKI Ferdinand von Prondzynski	Director	March 8, 2002

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 1999, 2000 and 2001

	Balance at Beginning of Year	Charged to Costs and Accounts	Charged to Other Accounts	Deductions	Balance at End of Year
	(dollars in thousands)
Year ended December 31, 1999
Deducted from asset accounts
Allowance for doubtful accounts	1,143	1,481	—	—	2,624

Year ended December 31, 2000
Deducted from asset accounts
Allowance for doubtful accounts	2,624	—	—	85	2,539

Year ended December 31, 2001
Deducted from asset accounts
Allowance for doubtful accounts	2,539	2,039	—	—	4,578

S-1

EXHIBIT INDEX

2.1
Amended and Restated Agreement and Plan of Reorganization dated November 29, 1995 among the Company, CBT Acquisition Subsidiary, a Delaware corporation, and Personal Training Systems, Inc., a California corporation (Incorporated by reference to exhibit 2.1 to the Company’s Current Report on Form 8-K dated December 13, 1995).

2.2
Implementation Deed dated as of November 26, 1996, as amended, among the Company, Applied Learning Limited and Arie Baalbergen, James Josephson, Geoffrey Bransbury and Brian Hacker (including schedules thereto) (Incorporated by reference to exhibit 2.1 to the Company’s Current Report on Form 8-K dated March 14, 1997).

2.3
Agreement and Plan of Reorganization, dated as of March 16, 1998, among the Company, Rockets Acquisition Corp. and The Forefront Group, Inc. (Incorporated by reference to exhibit 2.1 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 27, 1998 (File No. 333-51159)).

2.4
Share Purchase Agreement dated as of November 30, 1998, as amended and restated March 30, 1999, among the Company, Knowledge Well Limited (“KWL”), Knowledge Well Group Limited (“KWGL”) and the shareholders of KWL and KWGL (Incorporated by reference to exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 18, 1999 (File No. 0-25674)).

2.5
Agreement and Plan of Reorganization, dated April 10, 2000, by and among the company, Learning Productions Acquisition Corp., Learning Productions, LLC, Steve Goodman and Scott Mitchell (Incorporated by reference to exhibit 2.1 to the Company’s Registration Statement on Form S-3 declared effective with the Securities and Exchange Commission on May 31, 2000 (File No. 333-38240)).

2.6
Agreement and Plan of Merger and Reorganization, dated as of January 16, 2002, among the Company, Atlantic Acquisition Corp. and Centra Software, Inc. (Incorporated by reference to exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 17, 2002 (File No. 0-25674)).

3.1
Memorandum of Association of the Company as amended on March 24, 1992, March 31, 1995, April 28, 1998, January 26, 2000 and July 10, 2001 (Incorporated by reference to exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001 as filed with the Securities and Exchange Commission on November 14, 2001 (File No. 0-25674)).

3.2
Articles of Association of the Company as amended on July 6, 1995, and April 28, 1998, January 26, 2000 and July 10, 2001 (Incorporated by reference to exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001 as filed with the Securities and Exchange Commission on November 14, 2001 (File No. 0-25674)).

4.1
Specimen certificate representing the ordinary shares (Incorporated by reference to exhibit 4.1 to the Company’s Registration Statement on Form F-1 declared effective with the Securities and Exchange Commission on April 13, 1995 (File No. 33-89904)).

4.2
Amended and Restated Deposit Agreement (including the form of American Depositary Receipt), dated as of April 13, 1995 as amended and restated as of May 22, 1998, among the Company, The Bank of New York, as Depositary, and each Owner and Beneficial Owner from time to time of American Depositary Receipts issued thereunder (Incorporated by reference to Exhibit (a) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form F-6 (File No. 333-8380)).

4.3
Amended and Restated Restricted Deposit Agreement (including the form of American Depositary Receipt), dated as of November 30, 1995 and amended and restated as of May 22, 1998, among the Company, The Bank of New York, as Depositary, and each Owner and Beneficial Owner from time to time of American Depositary Receipts issued thereunder (Incorporated by reference to exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998 as filed with the Securities and Exchange Commission on August 13, 1998).

4.4
Restricted Deposit Agreement (B) dated as of June 8, 1998 among the Company, The Bank of New York, and the owners and beneficial owners of Restricted American Depositary Receipts (Incorporated by reference to Exhibit 2.1 to the Company’s current Report on Form 8-K dated June 18, 1999).

4.5
Declaration of Subscription Rights dated as of October 4, 1998 (Incorporated by reference to exhibit 4.1 to the Company’s Report on Form 8-A filed with the Securities and Exchange Commission on October 5, 1998).

10.1**
1990 Share Option Scheme (Incorporated by reference to exhibit 10.1 to the Company’s Registration Statement on Form F-1 declared effective with the Securities and Exchange Commission on April 13, 1995 (File No. 33-89904)).

10.2**
1994 Share Option Plan (Incorporated be reference to exhibit 10.2 to the Company’s Registration Statement on Form F-1 declared effective with the Securities and Exchange Commission on April 13, 1995 (File No. 33-89904)).

10.3**
1995 Employee Share Purchase Plan (Incorporated by reference to exhibit 10.3 to the Company’s Registration Statement on Form F-1 declared effective with the Securities and Exchange Commission on April 13, 1995 (File No. 0-25674)).

10.4**
Form of Indemnification Agreement between CBT Systems USA, Ltd. (formerly, Thornton Holdings, Ltd.) and its directors and officers dated as of April, 1995 (Incorporated by reference to exhibit 10.5 to the Company’s Registration Statement on Form F-1 declared effective with the Securities and Exchange Commission on April 13, 1995 (File No. 33-89904)).

10.5
Supplemental Agreement among Hoskyns, the Company and CBT Systems Limited dated as of March 31, 1995 (Incorporated by reference to exhibit 10.9 to the Company’s Registration Statement on Form F-1 declared effective with the Securities and Exchange Commission on April 13, 1995 (File No. 33-89904)).

10.6
Share Purchase Agreement between CBT Systems Limited and the Company dated as of March 31, 1995 (Incorporated by reference to exhibit 10.10 to the Company’s Registration Statement on Form F-1 declared effective with the Securities and Exchange Commission on April 13, 1995 (File No. 33-89904)).

10.7
Distribution and License Agreement between the Company and CBT Systems Limited dated as of March 14, 1995 (including form of Amendment No. 1) (Incorporated by reference to exhibit 10.11 to the Company’s Registration Statement on Form F-1 declared effective with the Securities and Exchange Commission on April 13, 1995 (File No. 33-89904)).

10.8
License Agreement dated June 7, 1994 between CBT (Technology) Limited and CBT Systems Limited (Incorporated by reference to exhibit 10.20 to the Company’s Registration Statement on Form F-1 declared effective with the Securities and Exchange Commission on April 13, 1995 (File No. 33-89904)).

10.9
Cost Sharing Agreement dated January 4, 1994 between CBT (Technology) Limited and CBT Systems Limited (Incorporated by reference to exhibit 10.21 to the Company’s Registration Statement on Form F-1 declared effective with the Securities and Exchange Commission on April 13, 1995 (File No. 33-89904)).

10.10**
Agreement between the Company and Patrick J. McDonagh dated April 9, 1995 (Incorporated by reference to exhibit 10.22 to the Company’s Registration Statement on Form F-1 declared effective with the Securities and Exchange Commission on April 13, 1995 (File No. 33-89904)).

10.11**
Personal Training Systems, Inc. 1991 Stock Plan (Incorporated be reference to exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 21, 1996 (File No. 333-504)).

10.13**
1996 Supplemental Stock Plan (Incorporated by reference to exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 as filed with the Securities and Exchange Commission on March 30, 1997 (File No. 0-25674)).

10.14**
Letter Agreement between CBT Systems USA, Ltd. and William B. Lewis (Incorporated by reference to exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 as filed with the Securities and Exchange Commission on March 30, 1997 (File No. 0-25674)).

10.15
Applied Learning Limited Executive Option Plan (Incorporated by reference to exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 16, 1997 (File No. 333-25245)).

10.16**
Agreement dated November 21, 1997 between CBT Systems Limited and Clarion Worldwide Limited (Incorporated by reference to exhibit 10.21 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 as filed with the Securities and Exchange Commission on March 18, 1998 (File No. 0-25674)).

10.17
Lease Agreement dated April 6, 1998 between CBT Systems USA, Ltd. and the Company, as tenants, and Seaport Centre Associates, LLC, as landlord, for the facility located at 900 Chesapeake Drive, Redwood City, California 94063 (Incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998 as filed with the Securities and Exchange Commission on November 11, 1998)).

10.18
Consulting Agreement dated January 30, 1998 between CBT Systems USA, Ltd. and Gregory M. Priest (Incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998 as filed with the Securities and Exchange Commission on May 13, 1998).

10.19
Agreement and Mutual Release dated June 3, 1998 between the Company. and Jeffrey N. Newton (Incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998 as filed with the Securities and Exchange Commission on August 13, 1998).

10.20
Agreement and Mutual Release dated February 11, 1998 between the Company and William A. Beamish (Incorporated by reference to exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as filed with the Securities and Exchange Commission on March 30, 1999 (File No. 0-25674)).

10.21**
Employment Agreement effective as of June 18, 1999 between CBT Group PLC, CBT Systems USA, Ltd. and William G. McCabe. In addition to this employment agreement, Mr. McCabe provides certain other services to the Company under a consulting agreement between CBT Systems Ltd. and Clarion Worldwide Limited (Incorporated by reference to exhibit 10.21 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 as filed with the Securities and Exchange Commission on March 18, 1998 (File No. 0-25674)). (Incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 as filed with the Securities and Exchange Commission on November 12, 1999 (File No. 0-25674)).

10.22**
Employment Agreement effective as of June 18, 1999 between CBT Group PLC, CBT Systems USA, Ltd. and Gregory M. Priest (Incorporated by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 as filed with the Securities and Exchange Commission on November 12, 1999 (File No. 0-25674)).

10.23**
Employment Agreement effective as of June 18, 1999 between CBT Group PLC, CBT Systems USA, Ltd. and William A. Beamish. In addition to this employment agreement, Mr. Beamish provides certain other services to the Company under a consulting agreement between CBT Systems Ltd. and Clarion Worldwide Limited (Incorporated by reference to exhibit 10.21 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 as filed with the Securities and Exchange Commission on March 18, 1998 (File No. 0-25674)). (Incorporated by reference to exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 as filed with the Securities and Exchange Commission on November 12, 1999 (File No. 0-25674)).

10.24**
Employment Agreement effective as of June 18, 1999 between CBT Group PLC, CBT Systems USA, Ltd. and William B. Lewis (Incorporated by reference to exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 as filed with the Securities and Exchange Commission on November 12, 1999 (File No. 0-25674)).

10.25**
Employment Agreement effective as of June 18, 1999 between CBT Group PLC, CBT Systems USA, Ltd. and Jeffrey N. Newton (Incorporated by reference to exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 as filed with the Securities and Exchange Commission on November 12, 1999 (File No. 0-25674)).

10.26**
2001 Outside Director Option Plan (Incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 as filed with the Securities and Exchange Commission on November 14, 2001 (File No. 0-25674)).

22.1*	List of Significant Subsidiaries.

23.1*	Consent of Ernst & Young, Independent Auditors.

24.1	Power of Attorney (see page 67).

*	Filed Herewith
**	Denotes management or compensatory plan or arrangement required to be filed by Registrant pursuant to Item 14(c) of this report on Form 10-K.