Form 10-K/A
period 2001-12-31
SMARTFORCE PUBLIC LTD CO
filed 2002-04-30
CIK 940181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A(1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                      .

Commission File Number: 0-25674

SMARTFORCE PUBLIC LIMITED COMPANY
(Exact name of registrant as specified in its charter)

Republic of Ireland	None
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

900 Chesapeake Drive
Redwood City, California 94063
(Address of Principal Executive Offices)

(650) 817-5900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Ordinary Shares €0.11
Subscription Rights
(Title of Class)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period of time that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the voting shares held by non-affiliates of Registrant was approximately $387.7 million as of April 26, 2002 (excludes 431,287 shares which may be deemed to be held by directors, officers and affiliates of Registrant as of April 26, 2002).

The number of Registrant’s equivalent American Depositary Shares, or ADSs, outstanding as of April 26, 2002 was 57,024,163.

(1)
This Annual Report on Form 10-K/A is being filed as Amendment No. 1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2002 for the purpose of amending Items 10, 11, 12 and 13 of Part III of Registrant’s Form 10-K.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS AND EXECUTIVE OFFICERS

Directors

The following table sets forth certain information as of April 26, 2002, for our current directors, including those standing for re-election at the Annual General Meeting:

Name	Age	Positions with the Company
Gregory M. Priest	38	President, Chief Executive Officer and Chairman of the Board of Directors
Ronald C. Conway	50	Director(2)
John M. Grillos	60	Director
James S. Krzywicki	50	Director(1)(2)
Patrick J. McDonagh	50	Director(1)(2)
Ferdinand von Prondzynski	47	Director

(1)	Member of the Compensation Committee.
(2)	Member of the Audit Committee.

Gregory M. Priest was appointed Chairman of the Board of Directors on November 13, 2000. Mr. Priest was appointed President and Chief Executive Officer in December 1998. From February 1998 until December 1998, Mr. Priest was President and Chief Executive Officer of Knowledge Well Group Limited and of Knowledge Well Limited (collectively, “Knowledge Well”). Mr. Priest served as SmartForce’s Vice President, Finance and Chief Financial Officer from December 1995 to January 1998. Mr. Priest has been a director since June 1996. Prior to joining SmartForce, Mr. Priest was an attorney with Wilson Sonsini Goodrich & Rosati, Professional Corporation, a private law firm representing technology companies, where he was elected to the partnership in 1995. From June 1989 to July 1990, Mr. Priest served as a law clerk to Justice Thurgood Marshall of the United States Supreme Court.

Ronald C. Conway was appointed as a director on November 6, 2000. Mr. Conway is the founder and managing partner of Angel Investors, LP, a venture capital fund that invests in Internet, e-Commerce, and other information technology companies. Since December 1995, Mr. Conway has served the company in a variety of business development capacities. Mr. Conway has over 20 years of management experience, including serving as the President and CEO of Altos Computer Systems, a micro computer company, as well as serving in a variety of marketing positions with National Semiconductor Corporation, a company which designs and manufactures semiconductor products.

John M. Grillos has served as a director since February 1994. Mr. Grillos is currently CEO of meVC Draper Fisher Jurvetson Fund I, a registered and publicly traded business development company. Mr. Grillos served as our Executive Vice President and Chief Operating Officer from December 1998 through December 1999. Since June 1996, Mr. Grillos has been the sole General Partner of ITech Partners, L.P., a venture capital limited partnership focused on seed stage information technology companies. Prior to joining ITech Partners, Mr. Grillos was employed by BancBoston Robertson Stephens, an investment banking firm, in its venture capital group.

James S. Krzywicki was appointed as a director in October 1998. From 1992 to 1999, Mr. Krzywicki held various positions with Lotus Development Corporation, which is now owned by International Business Machines Corporation, most recently as Director, Distributed Learning, IBM Global Services. In October 1999, Mr. Krzywicki joined RoweCom, a provider of knowledge resource management and acquisition services, as their President of North American Services and was appointed Chief Operating Officer in February 2001. In November 2001, RoweCom was acquired by divine, inc., a premier integrated solution provider focused on the extended enterprise, and Mr. Krzywicki became Senior Vice President and General Manager, divine information services.

Patrick J. McDonagh was a founding member of SmartForce and has been a director since September 1989. He has not taken an active role in SmartForce’s management since 1991 and is currently a private investor. Mr. McDonagh served as Chairman of the Board of Directors of Riverdeep Group PLC, a provider of comprehensive K-12 e-Learning solutions from 1995 to July 2001, at which time he resigned his position as Chairman of the Board and continued his role as a non-executive director. Riverdeep Group PLC was listed on Nasdaq in March 2000.

Ferdinand von Prondzynski has served as a director since November 2001. Dr. von Prondzynski is currently President of Dublin City University, one of Ireland’s leading higher education institutions, and has served in such capacity since July 2000. From January 1991 to July 2000, Dr. von Prondzynski served as Professor of Law and Dean of the Faculty of Social Services, the University of Hull, UK.

There are no family relationships among any of the directors or executive officers of SmartForce.

Executive Officers

In addition to Mr. Priest, the executive officers and other key officers of SmartForce and their respective ages and positions as of April 26, 2002 are as follows:

Name	Age	Positions with the Company
Jeffrey N. Newton	47	Chief Customer Officer
Colm M. Darcy	38	Executive Vice President, Research and Development

Other Officers
Patrick Eric Murphy	51	Vice President, Global Finance

Jeffrey N. Newton was appointed Chief Customer Officer on January 1, 2002. From January 1, 2001 to December 31, 2001, Mr. Newton served as Executive Vice President, Global Sales. Mr. Newton served as Executive Vice President, Global Channel Sales from December 1998 until January 2001. Mr. Newton served as Vice President, Business Development from March 1997 until June 1998. From January 1996 until March 1997, Mr. Newton served as Area Vice President of Sales for the northern region and served as Regional Vice President of Sales for the northern region from January 1994 to January 1996. Mr. Newton joined as SmartForce’s sales manager for the northern region in April 1992 and served in that capacity until January 1994.

Colm M. Darcy was appointed Executive Vice President, Research and Development on April 8, 2002. From January 2002 to April 7, 2002, Mr. Darcy served as Vice President of Solutions Management. From January 2000 to December 2001, Mr. Darcy served as Vice President, Strategic Alliances. From January 1999 to December 1999, he served as SmartForce’s Vice President, Content Solutions, and from January 1997 to December 1998, he served as Director, Curriculum Development. Prior to joining SmartForce, Mr. Darcy held positions in Finance, Human Resources, Training, and Information Technology in the Irish Government’s Department of Health and Child Welfare.

Patrick Eric Murphy was appointed Vice President, Global Finance, in September 2001. From January 1998 to September 2001, Mr. Murphy served as Vice President, Finance, North America, and from January 1997 to January 1998 he served as Group Controller. Mr. Murphy joined the company in February 1996 as Group Accountant. Prior to joining SmartForce, Mr. Murphy held a number of positions at Ernst and Young, most recently as a Management Consultant.

SmartForce’s executive officers are elected by the board of directors on an annual basis and serve until their successors have been duly elected. There are no family relationships among SmartForce’s executive officers.

Recent Executive Officer and Director Changes

Dr. Ferdinand von Prondzynski was appointed as a director in November 2001.

On January 16, 2002, we announced that David C. Drummond, who has been our Executive Vice President and Chief Financial Officer since July 1999 and a member of our board of directors since February 1, 2001, would be stepping down from his position. His resignation from his executive officer position and his position as a member of the company’s Board of Directors has become effective. SmartForce has transitioned Mr. Drummond’s duties to other officers of the company. We have undertaken an executive search for a new Chief Financial Officer.

On April 8, 2002, Thomas F. McKeagney, who has been our Executive Vice President of Research and Development since 2001, stepped down from his executive officer position. His resignation from his executive officer position has become effective.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our officers (as defined in the rules under Section 16) and directors, and persons who own more than ten percent of a registered class of our equity securities, to file certain reports with the SEC and the NASD regarding ownership of, and transactions in, our securities. Such officers, directors and ten percent holders are also required by the SEC’s rules to furnish to us copies of all Section 16(a) forms that they file.

Based solely on its review of the copies of such forms received by us or written representations from certain reporting persons we believe that our executive officers, directors and ten percent holders complied with all applicable Section 16(a) filing requirements during the last fiscal year except that a Form 3 was filed late for Mr. McKeagney and a Form 4 was not filed by Mr. Conway for three separate transactions on the same date for a total of 7,000 shares sold by trusts administered for each of Mr. Conway’s children. Such transactions were subsequently reported on Mr. Conway’s Form 5 for the fiscal year ended December 31, 2001.

Director Compensation

No director receives any cash compensation for his services as a member of our board of directors, although each director is reimbursed for his expenses in attending board of directors and related committee meetings. As described in the following paragraph, non-employee directors may receive stock compensation for their services as a member of our board of directors. Directors who serve on committees of the board of directors receive no additional compensation.

2001 Director Option Plan

Our board of directors adopted the 2001 Outside Director Option Plan, referred to as the “Director Plan”, in April 2001 and our shareholders initially approved the Director Plan in July 2001. The Director Plan provides for the periodic grant of nonstatutory stock options to our non-employee directors. As of March 18, 2002, a total of 350,000 shares were reserved for issuance under the Director Plan, of which options to acquire 100,000 shares were issued and outstanding as of this date. All grants of options to SmartForce’s non-employee directors under the Director Plan are automatic. We will grant each non-employee director an option to purchase 25,000 shares upon the later of (i) the effective date of the Director Plan or (ii) when such person first becomes a non-employee director (except for those directors who became non-employee directors by ceasing to be employee directors). All non-employee directors who have been directors for at least 6 months receive an option to purchase 10,000 shares on January 1st of each year. All options granted under our Director Plan have a term of ten years and an exercise price equal to fair market value on the date of grant. Each option becomes exercisable as to 25% of the shares subject to the option on each anniversary of the date of grant, provided the non-employee director remains a director on such dates. After termination as a non-employee director, an optionee must exercise an option at the time set forth in his or her option agreement. If termination is due to death or disability, the option will remain exercisable for 12 months. In all other cases, the option will remain exercisable for a period of 3 months. However, an option may never be exercised later than the expiration of its term. A non-employee director may not transfer options granted under the Director Plan other than by will or the laws of descent and distribution. Only the non-employee director may exercise the option during his or her lifetime. In the event of our merger with or into another corporation or a sale of substantially all of our assets, the successor corporation will assume or substitute each option. If such assumption or substitution occurs, the options will continue to be exercisable according to the same terms as before the merger or sale of assets. Following such assumption or substitution, if a non-employee director is terminated other than by voluntary resignation, the option will become fully exercisable and generally will remain exercisable for a period of 3 months. If the outstanding options are not assumed or substituted for, our board of directors will notify each non-employee director that he or she has the right to exercise the option as to all shares subject to the option for a period of 30 days following the date of the notice. The option will terminate upon the expiration of the 30-day period. Unless terminated sooner, the Director Plan will automatically terminate in 2011. Our board of directors has the authority to amend, alter, suspend, or discontinue the Director Plan, but no such action may adversely affect any grant made under the Director Plan.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

The following tables disclose compensation awarded to, earned by or paid to each of (a) our chief executive officer during the fiscal year ended December 31, 2001, (b) the three other most highly compensated executive officers of SmartForce during the fiscal year ended December 31, 2001 and (c) the individuals listed in subparagraphs (a) and (b) during the fiscal years ended December 31, 2000 and 1999. The following table also shows the compensation received by an additional employee for whom disclosure would have been provided if not for the fact that he was not serving as an executive officer at the end of fiscal year 2001. No stock appreciation rights were granted to these individuals during the year.

Summary Compensation Table

Name and Principal Position		Annual Compensation			Long-Term Compensation
	Year	Salary(1)	Bonus	Other Annual Compensation(2)	Option to Purchase ADS Equivalents	All Other Compensation(3)
Gregory M. Priest Chairman of the Board of Directors, President and Chief Executive Officer	2001 2000 1999	$250,000 250,000 250,000	$314,320 339,320 250,000	$60,000 60,000 60,000	220,000 — 540,000	$8,803 8,379 8,379

Jeffrey N. Newton Chief Customer Officer	2001 2000 1999	200,000 200,000 200,000	187,200 150,000 225,000	60,000 — 12,000	160,000 — 400,000	7,200 7,200 7,200

David C. Drummond(4) Former Executive Vice President Finance, Chief Financial Officer and Director	2001 2000 1999	200,000 200,000 100,769	97,500 110,000 70,000	— — —	130,000 50,000 225,000	— — —

Thomas F. McKeagney(5) Former Executive Vice President Research & Development	2001 2000 1999	150,000 150,000 121,667	112,500 125,000 68,543	— — —	130,000 70,000 80,000	5,416 5,454 1,804

William B. Lewis(6) Former Executive Vice President Strategic Development	2001 2000 1999	200,000 200,000 200,000	187,200 150,000 225,000	60,000 60,000 60,000	40,000 — 400,000	7,200 7,200 7,200

(1)	Salary includes amount deferred pursuant to our 401(k) plan.
(2)
Includes $60,000, $60,000 and $12,000 accommodation allowances paid in 1999 to Messrs. Priest, Lewis and Newton, respectively, $60,000 accommodation allowances paid in 2000 and 2001 to each of Messrs. Priest and Lewis and $60,000 paid to Newton in 2001.

(3)
Includes car allowances of $8,379, $7,200, $1,804 and $7,200 in 1999 paid to Messrs. Priest, Newton, McKeagney and Lewis, respectively, car allowances of $8,379, $7,200, $5,454 and $7,200 in 2000 paid to Messrs. Priest, Newton, McKeagney and Lewis, car allowances of $8,379, $7,200, $5,416 and $7,200 in 2001 paid to Messrs. Priest, Newton, McKeagney and Lewis and $1,602.68 paid on behalf of Mr. Priest for an insurance premium.

(4)
On January 16, 2002, we announced that Mr. Drummond would be stepping down from his position as Executive Vice President Finance, Chief Financial Officer of the company. His resignation from his executive officer position and his position as a member of the company’s Board of Directors has become effective. SmartForce has transitioned Mr. Drummond’s duties to other officers of the company. We have undertaken an executive search for a new Chief Financial Officer.

(5)
On April 8, 2002, Thomas F. McKeagney, our Executive Vice President of Research and Development, stepped down from his executive officer position. His resignation from his executive officer position has become effective.

(6)	On September 30, 2001, Mr. Lewis resigned his position as an executive officer.

OPTION GRANTS IN LAST FISCAL YEAR

The following table provides information with respect to stock options granted to the executive officers named in the SmartForce Summary Compensation Table in the last fiscal year. In addition, the table sets forth the hypothetical gains that would exist for the stock options based on assumed rates of annual compound stock price appreciation during the option term. No stock appreciation rights were granted to these individuals during the year.

Name	Number of Equivalent ADSs Over Which Options Were Granted(1)(2)	Percent of Total Options Granted to Employees in Last Fiscal Year	Exercise Price Per Equivalent ADS(3)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(4)
					5%	10%
Gregory M. Priest	220,000	5.85%	$19.0625	05-Apr-11	$2,637,426.84	$6,683,757.44
Jeffrey N. Newton	160,000	4.26%	$19.0625	05-Apr-11	$1,918,128.61	$4,860,914.50
David C. Drummond(5)	130,000	3.46%	$19.0625	05-Apr-11	$1,558,479.50	$3,949,493.03
Thomas F. McKeagney(6)	130,000	3.46%	$19.0625	05-Apr-11	$1,558,479.50	$3,949,493.03
William B. Lewis(7)	40,000	1.06%	$19.0625	05-Apr-11	$479,532.15	$1,215,228.63

(1)
All options in this table were granted under the 1994 Plan. The options expire ten years from the date of grant, subject to earlier termination in the event of the optionee’s cessation of service with us. The 1994 Plan is currently administered by the Stock Option Committee of the board of directors, which has broad discretion and authority to amend outstanding options and to reprice options, whether through an exchange of options or an amendment thereto.

(2)
Unless otherwise indicated, options generally vest over four years such that 1/4th of the equivalent ADSs subject to the option vest one year from the respective date of grant, 1/4th vest on the second anniversary of the respective date of grant and 1/48th vest each month thereafter. Options granted to certain employees are exercisable in full at the date of grant, provided that if the employment of such employee is terminated, we may present before our shareholders at the next Annual General Meeting a vote to approve the repurchase of any shares relating to his or her unvested options that have been exercised. If our shareholders approve the vote, it may repurchase any unvested shares at the original price for such shares. Additionally, until the vote occurs, the terminated employee will be restricted from disposing of these shares.

(3)
Options were granted at an exercise price equal to the fair market value of our ADSs, as determined by reference to the closing price of the ADSs as reported on the Nasdaq National Market on the last trading day prior to the date of grant.

(4)
Potential realizable value assumes that the share price (based on the fair market value of the ADSs) increases from the date of grant until the end of the ten-year option term at the annual rate specified (5% and 10%). If the price of the ADSs were to increase at such rates from $19.0625 per ADS, the price at the date of grant, over the next ten years, the resulting ADS price at 5% and 10% appreciation would be approximately $31.05 and $49.44, respectively. The assumed annual rates of appreciation are specified in SEC rules and do not represent estimates or projections of future share price. We do not necessarily agree that this method can properly determine the value of an option.

(5)
On January 16, 2002, we announced that Mr. Drummond would be stepping down from his position as Executive Vice President Finance, Chief Financial Officer of the company. His resignation from his executive officer position and his position as a member of the company’s Board of Directors has become effective. SmartForce has transitioned Mr. Drummond’s duties to other officers of the company. We have undertaken an executive search for a new Chief Financial Officer.

(6)
On April 8, 2002, Thomas F. McKeagney, our Executive Vice President of Research and Development, stepped down from his executive officer position. His resignation from his executive officer position has become effective.

(7)	On September 30, 2001, Mr. Lewis resigned his position as an executive officer.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR END OPTION VALUES

The following table provides information with respect to stock options exercised by the executive officers named in the Summary Compensation Table during the last fiscal year. In addition, the table sets forth the number of shares covered by stock options as of the last fiscal year and the value of “in-the-money” stock options, which represents the positive spread between the exercise price of a stock option and the market price of the shares subject to the option at the end of the fiscal year.

	Equivalent ADSs Acquired on Exercise(1)	Value Realized(2)	Number of Equivalent ADSs Subject to Unexercised Options at Fiscal Year-End(3)		Value of Unexercised In-the-Money Options at Fiscal Year End(4)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Gregory M. Priest	240,404	$6,333,879	992,910	220,000	$10,335,974.75	$1,251,250.00
Jeffrey N. Newton	256,182	$7,250,148	619,308	160,000	6,592,252.75	910,000.00
David C. Drummond(5)	77,200	$1,526,498	184,300	130,000	1,116,368.75	739,375.00
Thomas F. McKeagney(6)	73,600	$1,953,846	72,328	241,001	565,420.00	1,405,587.00
William B. Lewis(7)	245,489	$6,491,938	628,687	40,000	6,737,017.19	227,500.00

(1)
Our employees, including the named executive officers, have a choice of acquiring either ordinary shares or ADSs representing such ordinary shares upon exercise of options. Generally, these employees have elected to receive ADSs.

(2)	Market value of underlying shares based on the closing price of the ADSs on the Nasdaq National Market on the date of exercise, minus the exercise price.
(3)
Unless otherwise indicated, options generally vest over four years such that  1/4th of the equivalent ADSs subject to the option vest one year from the respective date of grant,  1/4th vest on the second anniversary of the respective date of grant and  1/48th vest each month thereafter. Options granted to certain employees are exercisable in full at the date of grant, provided that if the employment of such employee is terminated, we may present before our shareholders at our next Annual General Meeting a vote to approve the repurchase of any shares relating to his or her unvested options that have been exercised. If our shareholders approve the vote, we may repurchase any unvested shares at the original price for such shares. Additionally, until the vote occurs, the terminated employee will be restricted from disposing of these shares.

(4)
Market value of shares underlying in-the-money share options is based on the closing price of $24.75 per ADS on the Nasdaq National Market on December 31, 2001, which was the last trading day of fiscal 2001, minus the exercise price.

(5)
On January 16, 2002, we announced that Mr. Drummond would be stepping down from his position as Executive Vice President Finance, Chief Financial Officer of the company. His resignation from his executive officer position and his position as a member of the company’s Board of Directors has become effective. SmartForce transitioned Mr. Drummond’s duties to other officers of the company. We have undertaken an executive search for a new Chief Financial Officer.

(6)
On April 8, 2002, Thomas F. McKeagney, our Executive Vice President of Research and Development, stepped down from his executive officer position. His resignation from his executive officer position has become effective.

(7)	On September 30, 2001, Mr. Lewis resigned his position as an executive officer.

EMPLOYMENT CONTRACTS AND ARRANGEMENTS

On June 18, 1999, following the acquisition of Knowledge Well, we entered into an employment agreement with Gregory M. Priest, under which we agreed to employ Mr. Priest as our President and Chief Executive Officer, effective as of December 10, 1998. Under the terms of the agreement, Mr. Priest will be paid a minimum base salary of $250,000 per year. In addition, Mr. Priest will be contractually entitled to receive an annual performance bonus at 100% achievement of at least $200,000 (the “targeted” Bonus) at the discretion of the board of directors. Mr. Priest’s employment is at-will. The employment agreement includes a covenant not to solicit and a covenant not to compete in the event of a voluntary termination by Mr. Priest or the termination for cause (as defined in the agreement) by us. If Mr. Priest’s employment is involuntarily terminated (as defined in the agreement) or terminated without cause we are required to make a lump sum payment to Mr. Priest equal to his then base salary plus the then maximum performance bonus available to Mr. Priest for a period of one (1) year. Mr. Priest may elect, in the event of an involuntary termination, to be bound by the covenants not to solicit and not to compete in exchange for continued vesting of the stock options granted to him by us for the term of the covenants. Otherwise, Mr. Priest’s stock options will discontinue to vest immediately upon termination of employment.

On June 18, 1999, following the acquisition of Knowledge Well, we entered into an employment agreement with Jeffrey N. Newton, under which we agreed to employ Mr. Newton as our Executive Vice President, Global Channel Sales, effective as of December 10, 1998. Under the terms of the agreement, Mr. Newton will be paid a minimum base salary of $200,000 per year. In addition to the base salary, Mr. Newton will be contractually entitled to receive an annual performance bonus at 100% achievement of at least $150,000 (the “targeted” bonus) at the discretion of the board of directors. Mr. Newton’s employment is at-will. The employment agreement includes covenants not to solicit and not to compete in the event of a voluntary termination by Mr. Newton or termination for cause (as defined in the agreement) by us. If Mr. Newton’s employment is involuntarily terminated (as defined in the agreement) or terminated without cause we are required to make a lump sum payment to Mr. Newton equal to his then base salary plus the then maximum performance bonus available to Mr. Newton for a period of one (1) year. Mr. Newton may elect, in the event of an involuntary termination, to be bound by the covenants not to solicit and not to compete in exchange for continued vesting of the stock options granted to him by us for the term of the covenants. Otherwise, Mr. Newton’s stock options will discontinue to vest immediately upon termination of employment.

Compensation and Stock Option Committee Interlocks and Insider Participation

During fiscal 2001, the Compensation Committee of our board of directors consisted of Messrs. McDonagh and Krzywicki. During fiscal 2001, the Stock Option Committee consisted of Messrs. McDonagh and Krzywicki. Mr. Krzywicki was not one of our officers or employees or an officer or employee of our subsidiaries during fiscal 2001 or at any time prior to fiscal 2001. Mr. McDonagh was not one of our officers or employees or an officer or employee of our subsidiaries during fiscal 2001 or at any time since September 1991. From our inception to September 1991, Mr. McDonagh was our Chief Executive Officer.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of our ADSs (or their equivalents) as of April 26, 2002 (unless otherwise stated) by:

•	each director;

•	each executive officer named in our Summary Compensation Table;

•	each person known by us to be the beneficial owner of more than five percent (5%) of our ADSs (or underlying ordinary shares); and

•	all current directors and executive officers as a group.

The number and percentage of ADSs beneficially owned is determined under the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any equivalent ADSs as to which the individual has sole or shared voting power or investment power and also any equivalent ADSs that the individual has the right to acquire within sixty (60) days of April 26, 2002 through the exercise of share options or other rights. Unless otherwise indicated, to our knowledge, each person named in the table has sole voting and investment power (or shares such powers with his spouse) with respect to the shares shown as beneficially owned.

Name of Person or Identity of Group	Equivalent ADSs Beneficially Owned	Approximate Percentage Owned(1)
T. Rowe Price Associates, Inc.(2)	5,243,931	9.2%
100 E. Pratt Street, Baltimore MD 21002
Putnam Investments, LLC(3)	5,954,200	10.4
One Post Office Square, Boston, MA 02109
Invesco Funds Group, Inc.(4)	4,133,150	7.2
4350 South Monaco Street, Denver, CO 80237
Gregory M. Priest(5)	1,117,491	1.9
William B. Lewis(6)	703,389	1.2
Jeffrey N. Newton(7)	675,049	1.2
Patrick J. McDonagh(8)	350,000	*
John M. Grillos(9)	302,846	*
Thomas F. McKeagney(10)	153,331	*
David C. Drummond(11)	105,989	*
James S. Krzywicki(12)	96,750	*
Ronald C. Conway(13)	65,078	*
Ferdinand von Prondzynski	10	*
All current directors and executive officers as a group (8 people)(14)	2,607,224	4.4

* less	than 1%
(1)
Based on 57,024,163 of our ADSs (or their equivalents) outstanding as of April 26, 2002. Unless otherwise specified, all references to “equivalent ADSs” assumes the conversion of each ordinary share outstanding into one ADS based on the number of ordinary shares outstanding as of the date indicated.

(2)	Based on information contained in the Schedule 13G filed with the SEC for the fiscal year ended December 31, 2001.
(3)
Based on information contained in the Schedule 13G filed with the SEC for the fiscal year ended December 31, 2001 by Putnam Investments, LLC. Certain shares are beneficially owned by non-reporting entities as well as by Putnam Investments, LLC.

(4)	Based on information contained in the Schedule 13G/A filed with the SEC for the fiscal year ended December 31, 2001 by Pilgrim Baxter & Associates Ltd.
(5)	Includes 1,047,910 equivalent ADSs issuable upon the exercise of share options held by Mr. Priest, which options are exercisable within sixty (60) days of April 26, 2002.
(6)
Includes 668,687 equivalent ADSs issuable upon the exercise of share options held by Mr. Lewis, which options are exercisable within sixty (60) days of April 26, 2002. Also includes 30,361 ADSs held in a trust and 2,620 held by his children. Under the rules of the Securities and Exchange Commission, Mr. Lewis may be deemed to be the beneficial owner of these shares. Mr. Lewis disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein. On September 30, 2001, Mr. Lewis resigned his position as an executive officer.

(7)
Includes 659,308 equivalent ADSs issuable upon the exercise of share options held by Mr. Newton, which options are exercisable within sixty (60) days of April 26, 2002. Also includes 14,021 ADSs held in a trust. Under the rules of the Securities and Exchange Commission, Mr. Newton may be deemed to be the beneficial owner of these shares. Mr. Newton disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(8)	Includes 50,000 equivalent ADSs issuable upon the exercise of share options held by Mr. McDonagh, which options are exercisable within sixty (60) days of April 26, 2002.
(9)
Includes 264,226 equivalent ADSs issuable upon the exercise of share options held by Mr. Grillos, which options are exercisable within sixty (60) days of April 26, 2002. Also includes 35,920 ADSs held by Itech Partners L.P. in which Mr. Grillos is the sole General Partner. Mr. Grillos disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(10)
Includes 149,578 equivalent ADSs issuable upon the exercise of share options held by Mr. McKeagney which options are exercisable within sixty (60) days of April 26, 2002. Mr. McKeagney resigned from his position as an executive officer on April 8, 2002. His resignation has become effective.

(11)
Includes 104,298 equivalent ADSs issuable upon the exercise of share options held by Mr. Drummond, which options are exercisable within sixty (60) days of April 26, 2002. On January 16, 2002, SmartForce announced that Mr. Drummond would be stepping down from his position as Executive Vice President Finance, Chief Financial Officer of the company. His resignation from his executive officer position and his position as a member of the company’s Board of Directors has become effective. SmartForce has transitioned Mr. Drummond’s duties to other officers of the company. SmartForce has undertaken an executive search for a new Chief Financial Officer.

(12)	Includes 93,750 equivalent ADSs issuable upon the exercise of share options held by Mr. Krzywicki, which options are exercisable within sixty (60) days of April 26, 2002.
(13)	Represents 65,078 equivalent ADSs issuable upon the exercise of share options held by Mr. Conway, which options are exercisable within sixty (60) days of April 26, 2002.
(14)
Includes 2,224,167 equivalent ADSs issuable upon the exercise of options held by current directors and executive officers as a group, which options are exercisable within sixty (60) days of April 26, 2002.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Approximately 9% of the issued share capital of CBT (Technology) Limited, one of our Irish subsidiaries, representing a special non-voting class, is owned by Stargazer Productions (“Stargazer”), an unlimited company which is wholly-owned by certain of our key employees. All of the voting securities of CBT (Technology) Limited are owned by us and, except for the securities owned by Stargazer, there are no other outstanding securities of CBT (Technology) Limited. CBT (Technology) Limited has in the past and may in the future declare and pay dividends to Stargazer, and Stargazer may pay dividends to its shareholders out of such amounts. Stargazer does not have any rights to the assets of CBT (Technology) Limited, only to receive periodic dividends as and when declared by CBT (Technology) Limited. Except for the fact that Stargazer is wholly owned by certain of our key employees, we have no relationship with Stargazer. These key employees do not include any of our directors or executive officers.

In August 1999, Gregory M. Priest, our President and Chief Executive Officer, received a loan in the amount of $450,000 which is repayable in four equal annual installments, commencing in August 2000. Interest accrues on the principal amount at a rate of 5.96%, to be paid annually. As of December 31, 2001, the balance outstanding under the loan, inclusive of accrued interest, was $228,800.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Company has duly caused this Form 10-K/A to the Registrant’s Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of April, 2002.

SMARTFORCE PUBLIC LIMITED COMPANY

/S/ GREGORY M. PRIEST
Gregory M. Priest Chairman of the Board
President and Chief Executive Officer (Principal Executive Officer and Acting Principal Financial Officer)

/S/ PATRICK ERIC MURPHY
Patrick Eric Murphy
Vice President, Finance (Acting Principal Accounting Officer)