Form 10-Q
period 2002-03-31
SMARTFORCE PUBLIC LTD CO
filed 2002-05-15
CIK 940181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                              to

Commission File Number: 0-25674

SMARTFORCE PUBLIC LIMITED COMPANY
(Exact name of registrant as specified in its charter)

Republic of Ireland	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 Chesapeake Drive Redwood City, California 94063
(Address of principal executive offices, including zip code)

(650) 817-5900
(Registrant’s telephone number, including area code)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes  ☒    No  ☐

The number of American Depositary Shares (“ADSs”) (issued or issuable in exchange for Registrant’s outstanding Ordinary Shares) outstanding as of April 30, 2002 was 57,024,163.

SMARTFORCE PUBLIC LIMITED COMPANY

PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

SMARTFORCE PUBLIC LIMITED COMPANY

Condensed Consolidated Balance Sheets
(dollars in thousands)

	December 31, 2001	March 31, 2002
Assets
Current Assets
Cash	$65,134	$61,848
Short-term investments	44,142	44,028
Accounts receivable, net	102,373	85,505
Inventories	333	507
Recoverable and deferred tax assets, net	2,406	2,409
Prepaid expenses	21,079	22,884

Total current assets	235,467	217,181
Intangible assets	74,957	78,870
Property and equipment, net	40,191	37,892
Investment	17,702	13,192
Other assets	27,877	27,501

Total assets	$396,194	$374,636

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$4,502	$2,943
Accrued payroll and related expenses	5,718	5,809
Other accrued liabilities	21,368	22,870
Deferred revenues	44,539	45,976

Total current liabilities	76,127	77,598

Non-Current Liabilities
Minority equity interest	307	306
Other liabilities	210	579

Total non-current liabilities	517	885

Shareholders’ Equity
Ordinary Shares, €0.11 par value: 120,000,000 shares authorized at December 31, 2001 and March 31, 2002; issued and outstanding: 56,937,642 and 56,911,873 shares at December 31, 2001 and 57,046,797 and 57,021,028 at March 31, 2002, respectively	7,574	7,574
Additional paid-in capital	298,367	299,925
Accumulated profit/(loss)	9,233	(9,818)
Capital conversion reserve fund	623	623
Capital redemption reserve	296	296
Other comprehensive income	3,459	(2,445)
Treasury stock	(2)	(2)

Total shareholders’ equity	319,550	296,153

Total liabilities and shareholders’ equity	$396,194	$374,636

Note:  The balance sheet does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements

SMARTFORCE PUBLIC LIMITED COMPANY

Condensed Consolidated Statements of Operations
(dollars in thousands, except per share amounts)

	Three months ended March 31,
	2001	2002
Revenues	$61,284	$42,992
Cost of revenues	9,737	10,403

Gross profit	51,547	32,589
Operating expenses:
Research and development	12,425	13,185
Sales and marketing	31,710	31,548
General and administrative	5,674	6,945
Amortization of acquired intangibles	2,323	2,591

Total operating expenses	52,132	54,269

Loss from operations	(585)	(21,680)
Other income, net	842	385

Income / (loss) before provision for income taxes	257	(21,295)
Provision/ (benefit) for income taxes	310	(2,244)

Net loss	$(53)	$(19,051)

Net loss per share – Basic	$(0.00)	$(0.33)

Shares used in computing net loss per share – Basic	52,334	56,990

Net loss per share – Diluted	$(0.00)	$(0.33)

Shares used in computing net loss per share – Diluted	52,334	56,990

Note: The statements of operations do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements

SMARTFORCE PUBLIC LIMITED COMPANY

Condensed Consolidated Statements of Cash Flows
(dollars in thousands)

	Three months ended March 31,
	2001	2002
Cash Flows from Operating Activities
Net loss	$(53)	$(19,051)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	6,092	7,104
Accrued interest on short-term investments	436	63
Changes in operating assets and liabilities:
Accounts receivable	(6,093)	18,872
Inventories	63	11
Deferred tax assets	(1)	—
Prepaid expenses and other assets	(11,938)	628
Accounts payable	(4,628)	(2,195)
Accrued payroll and related expenses and other accrued liabilities	(4,111)	(1,269)
Deferred revenues	2,170	(410)

Net cash provided / (used) by operating activities	(18,063)	3,753

Cash Flows from Investing Activities
Purchases of property and equipment	(4,956)	(1,367)
Payment to acquire certain assets of M2S Prokoda	—	(6,948)
Proceeds from sale of short-term investments	41,006	19,292
Payments to acquire short-term investments	(41,881)	(19,240)

Net cash used in investing activities	(5,831)	(8,263)

Cash Flows from Financing Activities
Proceeds from issuance of ordinary shares, net	6,836	1,559

Net cash provided by financing activities	6,836	1,559

Effect of exchange rate changes on cash and cash equivalents	89	(334)

Net decrease in cash and cash equivalents	(16,970)	(3,285)
Cash and cash equivalents at beginning of period	65,412	65,133

Cash and cash equivalents at end of period	$48,442	$61,848

Note:  The statements of cash flows do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements

SMARTFORCE PUBLIC LIMITED COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

These interim unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. However, the Company believes that the disclosures are adequate to ensure that the information presented is not misleading. The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report to Shareholders as amended on Form 10-K/A for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of operations for the periods presented are not necessarily indicative of the results expected for the full financial year or for any future period.

NOTE 2.    COMPUTATION OF NET INCOME PER SHARE

Basic and diluted net loss per share is calculated using the weighted average number of ordinary shares outstanding during the period.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2001	2002
	(dollars in thousands, except per share amounts)
Numerator:
Numerator for basic and diluted net loss per share—loss available to common shareholders	$(53)	$(19,051)

Denominator:
Denominator for basic net loss per share—weighted average shares	52,334	56,990
Effect of dilutive securities:
Employee stock options	—	—

Denominator for diluted net loss per share—adjusted weighted average shares and assumed conversion	52,334	56,990

Basic net loss per share	$(0.00)	$(0.33)

Diluted net loss per share	$(0.00)	$(0.33)

NOTE 3.    COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes rules for the reporting and display of comprehensive income and its components.

The following table sets forth the calculation of comprehensive income on an interim basis:

	Three months ended March 31,
	2001	2002
	(dollars in thousands)
Net loss	$(53)	$(19,051)
Other Comprehensive Loss
Cumulative effect of change in accounting Principle (SFAS 133)	3,703	—
Movement in unrealized holding gains or losses on investments held as available for sale securities		(4,510)
Movement on cash flow hedges	(3,208)	(1,040)
Foreign currency translation adjustment	(1,102)	(354)

Total Comprehensive Loss	$(660)	$(24,955)

NOTE 4.    SEGMENT GEOGRAPHIC AND CUSTOMER INFORMATION

The Company presents financial information for its three reportable operating segments: Americas, Europe Middle East Africa (“EMEA”) and Ireland. The Americas and EMEA segments are sales operations and Ireland is the Company’s Research and Development operation.

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

The Company’s Chief Operating Decision Maker (“CODM”), the Company’s Chairman, President and CEO, allocates resources and evaluates performance based on a measure of segment profit or loss from operations. The accounting policies of the reportable segments are the same as described in the summary of significant accounting policies. The Company’s CODM does not view segment results below operating profit (loss), therefore, net interest income, other income and the provision for income taxes are not broken out by segment below. The Company does not account for nor report to the CODM its assets or capital expenditures by segment, thus asset information is not provided on a segment basis.

A summary of the segment financial information reported to the CODM is as follows:

	Quarter Ended March 31, 2002
	Americas	EMEA	Ireland	All Other	Consolidated Total
	(dollars in thousands)
Revenues—External	$32,561	$7,890	$825	$1,716	$42,992
Inter segment Revenues	—	—	15,031	—	15,031
Depreciation and Amortization	3,690	500	2,532	0	6,722
Segment Operating Loss	(12,320)	(1,176)	(2,964)	(5,220)	(21,680)

	Quarter Ended March 31, 2002
	Americas	EMEA	Ireland	All Other	Consolidated Total
	(dollars in thousands)
Revenues—External	$44,758	$8,066	$6,399	$2,061	$61,284
Inter segment Revenues	—	—	25,645	—	25,645
Depreciation and Amortization	4,002	69	1,792	230	6,093
Segment Operating Income/(Loss)	(12,034)	(808)	15,427	(3,170)	(585)

Revenues from external customers, based on the location of the customer, are categorized by geographical areas as follows:

	Quarter Ended March 31,
	2001	2002
	(dollars in thousands)
Revenues
Ireland	$1,008	$825
United States	42,546	29,975
United Kingdom	6,710	3,570
Other countries	11,020	8,622

Total	$61,284	$42,992

Long-Lived assets are those assets that can be directly associated with a particular geographic area. These assets are categorized by geographical areas as follows:

	March 31,
	2001	2002
	(dollars in thousands)
Long-Lived Assets
Ireland	$63,677	$61,154
United States	56,930	52,868
Other countries	17,323	43,433

Total	$137,930	$157,455

The Company regards its e-learning solutions as homogenous products and services.

NOTE 5.    RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations”, (“SFAS 141”) and Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”, (“SFAS 142”). SFAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives acquired in a business combination before July 1, 2001 should not be amortized. The statement further requires that the fair value of goodwill and other intangible assets with indefinite lives be tested for impairment upon adoption of this statement, annually and upon the occurrence of certain events. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 is effective for fiscal years beginning after December 15, 2001. We adopted SFAS 142 as of January 1, 2002. During the first half of 2002, we will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002. We do not expect that the adoption of the statement will have a significant impact on our financial condition and results of operations.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). The statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The statement is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. Based on current circumstances, we believe the application of the new rules will not have a significant impact on our financial condition and results of operations.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). The statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations” for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. We adopted SFAS 144 as of January 1, 2002 and we do not expect that the adoption of the statement will have a significant impact on our financial position and results of operations.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We provide comprehensive, integrated learning solutions that help organizations deploy, manage and transfer knowledge across their extended enterprise of employees, customers, suppliers, distributors and other business partners. Our learning solutions provide access to a comprehensive offering of learning events and resources. Our solutions allow organizations to customize their learning environment to meet their corporate objectives and to transfer knowledge quickly, efficiently, and effectively to their employees and business. Our learning solutions also provide individuals access to dynamic, continuously updated learning events so they can personalize their learning environment to meet their specific educational and career objectives. Our solutions also include learning management functionality to help managers track and assess the effectiveness of their training initiatives as well as a variety of assessment and feedback tools to help users better understand their educational progress.

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

Our current license agreements generally include multiple elements, which may include such elements as access on an ASP basis to hosted content or platform services for a specified number of years, up-front software licenses, software rentals for a specified number of years, professional services, maintenance and resale of third parties’ products and services. Where possible, we allocate revenue to each element based on vendor specific objective evidence (“VSOE”) in accordance with the provisions of SOP 97-2, as amended, and recognize the revenue associated with each element in accordance with the relevant revenue recognition requirements for that element. Where VSOE does not exist, we aggregate the elements and recognize the revenues with respect to all elements on delivery of the last-delivered elements, as provided in SOP 97-2, as amended.

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

We also continue to derive revenues from our legacy business selling CD-ROM based courseware for IT professionals to be deployed on standalone PCs or on private, local company networks. Customers may acquire these legacy offerings on a multi-year rental basis, in which case revenues are recognized on the same basis as described above with respect to revenue recognition generally prior to 2000. Customers may also acquire our legacy offerings by up-front license (as is typically the case when individual IT professional acquire certification programs through our SmartCertify Direct subsidiary), in which case revenues are recognized immediately on delivery.

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

Recent Developments

Termination of Agreement to Acquire Centra Software Inc.

On April 2, 2002 we announced that Centra and ourselves had mutually agreed to terminate our previous agreement to merge the companies. In order to realize, to the greatest extent possible, the benefits of the previously proposed combination to SmartForce and Centra customers, the two companies have entered into a reseller and co-marketing partnership. Under the terms of the partnership, we will have the right to resell Centra’s CentraOne product, and the parties will each have the right to co-market each other’s products into their respective customer bases.

Restructuring

On April 18, 2002 we announced details of a restructuring and a cost reduction plan, which we proceeded to implement immediately following our announcement of the plan. Our cost base was established for a business which we believe should produce a greater amount of revenue than we generated in the three months ended March 31, 2002. We believe that bookings in our industry and for our Company may not recover quickly and thus our cost base needs to be reduced to bring them into line with the current market environment. We have identified specific groups, projects and functions within each organization that we believe can be reduced with the least exposure to the profit potential of the business and the least interference with our core strategies. We have targeted a reduction of 421 people, which represents over 20% of our workforce. The largest headcount reductions are in sales and marketing, research and development and services, but no material part of the business has been exempt. We have also identified and are pursuing non-headcount savings. We expect to record a restructuring charge of approximately $30 million during the three months ended June 30, 2002 in connection with the headcount reductions, facilities consolidations and other activities under the new operating plan. There can be no assurances that the anticipated restructuring charges will not be materially greater than current estimates; that implementation of this restructuring and cost reduction plan will return us to profitability; that additional cost reduction measures may be required; or that the Company’s restructuring plan will result in financial results consistent with the Company’s expectations. 1

Acquisitions of Certain Assets

In January 2002, we acquired certain intellectual property rights of M2S, a European E-Learning company, and certain assets of Prokoda, its German subsidiary, for $7 million. The assets were acquired from the trustee in the bankruptcy proceedings of M2S and were acquired primarily for use in SmartForce’s business in Germany. The transaction was accounted for under the purchase method of accounting in accordance with generally acceptable accounting principles.

In April 2002, we entered into a purchase agreement to acquire certain assets used in connection with a training outsourcing business owned by Frontline Operating Company for $5.0 million. The acquisition is expected to close by May 31st, 2002. The assets were acquired primarily to support SmartForce’s training outsourcing initiative. The transaction will be accounted for under the purchase method of accounting in accordance with generally accepted accounting principles.

The use of the assets acquired from M2S and Frontline in our operations will result in an increase in our costs and operating expenses. In addition, the amortization of the resulting intangible assets will negatively impact the results of operations in future periods. Unanticipated contingencies that would substantially increase these costs may occur. 2

1.
This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled “Additional Risk Factors That Could Affect Operating Results” commencing on page 17 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

2.
This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled “Additional Risk Factors That Could Affect Operating Results” commencing on page 17 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

Results of Operations

The following table sets forth certain consolidated statements of operations data as a percentage of revenues:

	Three months ended March 31,
	2001	2002
Revenues	100%	100%
Cost of revenues	15.9	24.2

Gross Profit	84.1	75.8
Operating expenses:
Research and development	20.3	30.7
Sales and marketing	51.7	73.4
General and administrative	9.3	16.2
Amortization of acquired intangibles	3.8	6.0

Total operating expenses	85.1	126.2

Loss from operations	(1.0)	(50.4)
Other income, net	1.4	0.9

Income/ (loss) before provision / (benefit) for income taxes	0.4	(49.5)
Provision/(benefit) for income taxes	0.5	(5.2)

Net loss	(0.1)%	(44.3)%

Revenues

Revenues decreased to $43.0 million in the three months ended March 31, 2002 from $61.3 million in the three months ended March 31, 2001.

The decrease in revenues for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 is primarily attributable to weaker bookings, in particular in the corporate sector, and a reduction in large contracts signed during the three months ended March 31, 2002.

Deal closures, in particular the larger deals, were adversely impacted by the continued effects of a weak global economic environment as customers delayed their decisions to make significant investments in the current uncertain economic environment. We expect these factors to continue to affect our business. Revenues for the second quarter of 2002 are not expected to be higher than first quarter revenues, and they may be lower. There can be no assurance that these issues will not continue to negatively affect our revenues in the future. 3

Revenues in the United States for the three months ended March 31, 2002 were $30.0 million (or 70% of revenues) compared to $42.5 million (or 69% of revenues) for the three months ended March 31, 2001.

Revenues in the United Kingdom for the three months ended March 31, 2002 were $3.6 million (or 8% of revenues), compared to $6.7 million (or 11% of revenues) for the three months ended March 31, 2001. Revenues in Ireland for the three months ended March 31, 2002 were $0.8 million (or 2% of revenues) compared to $1.0 million (or 2% of revenues) for the three months ended March 31, 2001.

3.
This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled “Additional Risk Factors That Could Affect Operating Results” commencing on page 17 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

In addition, revenues from outside the United States, United Kingdom and Ireland (principally from Australia, Europe (other than the United Kingdom and Ireland), Canada, Asia, South Africa and the Middle East) for the three months ended March 31, 2002 were $8.6 million (or 20% of revenues), compared to $11 million (or 18% of revenues) for the three months ended March 31, 2001.

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

Gross margins decreased to 75.8% in the three months ended March 31, 2002 from 84.1% in the three months ended March 31, 2001. The lower gross margins for the three months ended March 31, 2002 was primarily attributable to decreased revenues in the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Because a significant portion of our cost of revenues is fixed, lower revenues tends to reduce our gross margins, as the fixed costs are spread across a smaller revenue base. Gross margins had also reduced slightly during the last three quarters of 2001 from that for the three months ended March 31, 2001 due to a modest change in the revenue mix between content and services. This dynamic also affected, though to a lesser extent than the fixed costs, gross margins in the first quarter of 2002.

We expect that cost of revenues may fluctuate from period to period in the future based upon many factors, including the impact of the cost reduction plan, revenue mix (including between software, hosted content, platform and content customization services and partner’s products) and the timing of expenses associated with development and marketing alliances. In addition, as the non-software license components of our revenues, particularly professional services, increase as a percentage of revenues, we expect gross margins to decline from historical levels. 4

Operating Expenses

Our operating expenses increased slightly in dollar terms for all major cost categories in the three months ended March 31, 2002 as compared to the three months ended March 31, 2001, primarily as a result of the growth in our business and investments in our e-Learning solutions during 2001, resulting in an increased cost base to support the expected level of business. Operating expenses as a percentage of revenues increased significantly in the three months ended March 31, 2002, as compared to the three months ended March 31, 2001, primarily as a result of a decrease in revenues for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001.

Research and Development Expenses

Research and development expenses consist primarily of salaries and benefits, related overhead costs, travel expenses and fees paid to outside consultants.

Research and development expenses increased in the three months ended March 31, 2002 to $13.2 million from $12.4 million in the three months ended March 31, 2001. The increase in research and development in the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 is due primarily to the increased investment in our e-Learning solutions. During 2001 we increased our investment in our e-Learning solutions and thus

4.
This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled “Additional Risk Factors That Could Affect Operating Results” commencing on page 17 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

added to our research and development cost base by the hiring of additional personnel, acquisitions and investments in infrastructure.

As discussed earlier we intend to reduce our cost base to reflect the current economic environment and thus plan to reduce research and development expenditure in areas which we consider are not essential to our core strategies. We continue to believe that significant investment in research and development is required to remain competitive in the corporate training market. However, we plan to focus our investments in key areas which we believe are critical to the success of our core strategies such as generic content development; optimization, scalability and usability of our core platform offerings and enhancement of the current capabilities of our core platform. 5

Software development costs are accounted for in accordance with the Financial Accounting Standards Board Statement No. 86, under which we are required to capitalize software development costs after technological feasibility has been established. To date, development costs after establishment of technological feasibility have been immaterial, and all software development costs have been expensed as incurred.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries and commissions, travel expenses, advertising and promotional expenses and related overhead costs.

These expenses decreased slightly to $31.5 million in the three months ended March 31, 2002 from $31.7 million for the three months ended March 31, 2001. Commission costs decreased primarily as a result of the reduction in revenue for three months ended March 31, 2002 as compared to the three months ended March 31, 2001. However, the decrease in commission costs were offset by higher sales and marketing and support headcount costs, which increased as a result of the investment in additional personnel during the latter three quarters of 2001 and also to increased bad debt write off during the three months ended March 31, 2002 as compared to March 31, 2001.

As discussed earlier we intend to reduce our cost base to reflect the current economic environment and thus plan to reduce sales and marketing expenditure primarily in areas such as marketing, advertising, sales representatives, support and sales management.6

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and benefits, travel expenses, legal, accounting and consulting fees and related overhead costs for administrative officers and support personnel.

General and administrative expenses increased to $6.9 million for the three months ended March 31, 2002 as compared to $5.7 million for the three months ended March 31, 2001. The increase in general and administrative expenses is due primarily to one-time acquisition charges of $1.7 million associated with the Centra acquisition which were expensed as a result of the decision to terminate the agreement. These costs were primarily advisor, legal and incidental costs incurred by us as result of the acquisition. Not including these one-time charges, we reduced our absolute levels of general and administrative expense by approximately $0.5 million in the three months ended March 31, 2002, compared to the three months ended March 31, 2001.

As discussed earlier we intend to reduce our cost base to reflect the current economic environment and thus plan to reduce general and administration expenses. However, we do not expect to gain considerable cost reductions in this area as general and administrative expenses have been historically tightly controlled and managed. 7

5.
This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled “Additional Risk Factors That Could Affect Operating Results” commencing on page 17 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

6.
This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled “Additional Risk Factors That Could Affect Operating Results” commencing on page 17 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

7.
This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled “Additional Risk Factors That Could Affect Operating Results” commencing on page 17 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

Amortization of acquired intangibles

Amortization of acquired intangibles for the three months ended March 31, 2002 was $2.6 million as compared to $2.3 million for the three months ended March 31, 2001. Amortization of acquired intangibles increased for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 due to the amortization of intangibles related to the acquisitions which took place after March 31, 2001 of $0.9 million per quarter, partially offset by goodwill no longer being amortized, following introduction of SFAS 142, of $0.6 million per quarter. Amortization of acquired intangibles will increase in future periods as a result of recent asset acquisitions and could increase further due to future additional acquisitions. 8

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, which requires us to discontinue the amortization of goodwill and other intangible assets with indefinite lives acquired in business combinations we have completed in the past. We adopted SFAS 142 as of January 1, 2002, and thus will only continue to amortize acquired intangibles with definite lives. We will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets during the first six months of 2002. We do not expect the adoption of the statement to have a significant impact on our financial position and results of operations. 9

Under SFAS No. 142, we will be required periodically to evaluate for impairment the amount of goodwill and intangible assets with indefinite lives resulting from past, pending and future acquisitions. If we were to conclude that the value of any of these assets had been impaired, we would be required to write down the affected asset(s) to the extent of the impairment. This could result in a material adverse effect on our operating results for the periods affected and on our financial position.

Other Income, Net

Other income, net, comprises interest income, interest expense, foreign currency exchange gains and losses and gains and losses due to hedge ineffectiveness.

We recognized other income, net, of $0.4 million for the three months ended March 31, 2002, as compared to other income, net, of $0.8 million for the three months ended March 31, 2001. Other income decreased primarily due to lower interest income resulting from lower prevailing interest rates, partially offset by lower foreign exchange losses during the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Interest income for the three months ended March 31, 2001 was $1.2 million as compared to $0.4 million for the three months ended March 31, 2002. Net exchange losses for the three months ended March 31, 2002 were nil, compared to net exchange losses of $0.4 million for the three months ended March 31, 2001. The net exchange losses incurred for the three months ended March 31, 2001 were primarily as a result of adopting Statement 133 on January 1, 2001 and the strengthening of the U.S. dollar against the Euro and other currencies.

8.
This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled “Additional Risk Factors That Could Affect Operating Results” commencing on page 17 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

9.
This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled “Additional Risk Factors That Could Affect Operating Results” commencing on page 17 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

Our consolidated financial statements are prepared in dollars, although several of our subsidiaries have functional currencies other than the dollar, and a significant portion of our revenues, costs and assets and those of our subsidiaries are denominated in currencies other than their respective functional currencies. We have significant subsidiaries in the United Kingdom, Australia, the Netherlands, Canada, and Germany whose functional currencies are their local currencies and the majority of whose sales and operating expenses other than cost of goods sold are denominated in their respective local currencies. In addition, our Irish subsidiaries, whose functional currency is the U.S. dollar, incur substantial operating expenses denominated in Euro. Fluctuations in exchange rates may have a material adverse effect on our results of operations; particularly our operating margins, and could result in exchange losses. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted.

From time to time, we enter into forward currency exchange contracts to hedge identified expenses denominated in Euro. We have not sought to hedge the risks associated with fluctuations in the exchange rates of other currencies against the U.S dollar, but may undertake such transactions in the future. Any hedging techniques implemented by us may not be successful in eliminating or reducing the effects of currency fluctuations. Fluctuations in exchange rates may have a material adverse effect on our results of operations, particularly our operating margins, and could result in exchange losses. The impact of future exchange rate fluctuations on the results of operations cannot be accurately predicted. 10

Other income, net may fluctuate in future periods as a result of movements in cash, cash equivalents and short-term investment balances, interest rates, foreign currency exchange rates, ineffectiveness of foreign currency exchange contracts, asset and investment disposals and write-downs.

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

We have significant operations and generate a majority of our taxable income in the Republic of Ireland, and certain of our Irish operating subsidiaries are taxed at rates substantially lower than tax rates in effect in the United States and other countries in which we have operations. Two Irish subsidiaries currently qualify for a 10% tax rate on income derived from software substantially developed in Ireland. Another Irish subsidiary is income tax exempt in respect of income from patented inventions, the research and development of which was carried out in Ireland. If such subsidiaries were no longer to qualify for such tax rates or if the tax laws were rescinded or changed, our operating results could be materially adversely affected. Moreover, because we incur income tax in several countries, an increase in our profitability in one or more of these countries could result in a higher overall tax rate. In addition, if tax authorities were to challenge successfully the manner in which profits are recognized among our subsidiaries, our taxes could increase and our cash flow and net income could be materially adversely affected.

We recorded a tax benefit of $2.2 million, at an effective tax rate of 12% before amortization of acquired intangibles, in the three months ended March 31, 2002. We recorded a tax charge of $0.3 million, at an effective tax rate of 12% before amortization of acquired intangibles, in the three months ended March 31, 2001.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments were $106.0 million as of March 31, 2002, as compared to $109.3 million as of December 31, 2001. Our cash, cash equivalents and short-term investments consists of cash on

10.
This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled “Additional Risk Factors That Could Affect Operating Results” commencing on page 17 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

deposit at major banks, US Treasury and US Agency obligations as well as debt securities of corporations with strong credit ratings.

Working capital was $139.6 million as of March 31, 2002, compared to $159.3 million as of December 31, 2001.

Cash flows from operating activities.    Net cash received from operating activities was $3.8 million for the three months ended March 31, 2002, compared to net cash used by operating activities of $18.1 million for the three months ended March 31, 2001. During the three months ended March 31, 2002, cash inflows from operations increased from that for the three months ended March 31, 2001, primarily as a result of the decrease in accounts receivable and prepaid expenses and other assets from December 31, 2001 to March 31, 2002 as compared to the increase in accounts receivable and prepaid expenses and other assets from December 31, 2000 to March 31, 2001. The decrease in the accounts receivable balance is a function of the revenue for the current and earlier periods and the timing of payments in respect of receivables.

Cash flows from investing activities.    Net cash used by investing activities was $8.3 million for the three months ended March 31, 2002 compared to net cash used by investing activities of $5.8 million for the three months ended March 31, 2001. The increase in cash outflow from investing activities was primarily due to payments of $7.0 million to acquire certain assets of M2S to be used in our German business, partially offset by reduced capital expenditure on property and equipment. We expect to continue to make investments to our e-Learning infrastructure and information systems to support our e-Learning solutions. 11

Cash flows from financing activities.    Net cash provided by financing activities decreased to $1.6 million for the three months ended March 31, 2002 from $6.8 million for the three months ended March 31, 2001. The decrease is attributable to decreased employee stock option exercises during the three months ended March 31, 2002 as compared with the three months ended March 31, 2001. We believe that the granting of stock options is essential in attracting and retaining key employees who are critical to our success. There can be no assurance that employee stock activity will continue to generate substantial funds in the future. The exercise price of a significant number of the exercisable options exceed the current share price and, if this continues, cash inflow from option exercises and thus financing activities will be reduced for the remainder of 2002 and later years. 12

Our existing cash, cash equivalent and short-term investment balance is expected to decline by at least $15-$20 million during the second quarter of 2002 and for the year as a whole, primarily as a result of restructuring payments and lower cash flows from financing and operations, although we believe our existing balances will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. If the global economy weakens further the decline in cash, cash equivalents and investment balances may be greater than presently anticipated. 13

11.
This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled “Additional Risk Factors That Could Affect Operating Results” commencing on page 17 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

12.
This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled “Additional Risk Factors That Could Affect Operating Results” commencing on page 17 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

13.
This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled “Additional Risk Factors That Could Affect Operating Results” commencing on page 17 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

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

Revenue Recognition:

We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. Whether the fee is fixed and determinable is assessed based on the payment terms associated with the transaction. Collection is assessed based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. A signed license agreement or a written contract is used as evidence of an arrangement.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

We derive revenue from professional services agreements a significant number of which are fixed-price, fixed-time contracts, which require the accurate estimation of the cost, scope and duration of each engagement. Revenue and the related costs for these projects are recognized on percentage of completion, using the time-to-completion method to measure the percent complete with revisions to estimates reflected in the period in which changes become known. If we do not accurately estimate the resources required or the scope of work to be performed, or we do not manage the projects properly within the planned periods of time or satisfy its obligations under the contracts, then future consulting margins may be significantly and negatively affected or losses on existing contracts may need to be recognized.

Impairment of Intangible Assets:

We assess the impairment of identifiable intangibles and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Factors considered important, which could trigger an impairment review, include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

When we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, any impairment is measured based on a projected discounted net cash flows expected to result from that asset, including eventual disposition.

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

Additional Risk Factors that Could Affect Operating Results

Important Note about Forward Looking Statements

In addition to historical statements, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements relate to the financial condition, results of operations, cash flow, dividends, financing plan, business strategy, operating efficiencies or synergies, budget, capital and other expenditures, competitive position, growth opportunities for existing products, benefits from new technology, plans and objectives of management, market for SmartForce’s stock and other matters relating to SmartForce. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates” and similar expressions identify such forward looking statements. These forward looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Actual results may vary because of factors such as product ship schedules, life cycles, terms and conditions, product mix, competitive products and pricing, customer demand, technological shifts, litigation and other issues discussed elsewhere in this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10-K/A, as amended, for the fiscal year ended December 31, 2001. These forward-looking statements reflect management’s opinions only as of the date hereof, and we assume no obligation unless required by law to revise or publicly release the results of any revision to these forward-looking statements. Risks and uncertainties include, but are not limited to those discussed in this section entitled “Additional Risk Factors That Could Affect Operating Results.” Other risks and uncertainties are disclosed in our SEC filings, including our Annual Report on Form 10-K/A, as amended, for the year ended December 31, 2001. Historical results are not necessarily indicative of future operating results for any other period.

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

We have in the past experienced fluctuations in our quarterly operating results and anticipate that these fluctuations will continue and could intensify in the future. As a result, we believe that our quarterly revenue, expenses and operating results are likely to vary significantly in the future. Thus, it is likely that in some future quarters our results of operations will be below the expectations of public market analysts and investors, which could have a severe adverse effect on the price of our ADSs. For example, our revenue for the quarter ended September 30, 1998 did not increase at a rate comparable to prior quarters. As a direct result, the trading price of our ADSs decreased rapidly and significantly, having an extreme adverse effect on the value of an investment in our securities. Our revenues and profits for the first quarter of 2002 also did not meet our expectations, causing a significant reduction in the price of our shares.

Our operating results have historically fluctuated, and may in the future continue to fluctuate, as a result of factors, which include:

•	the size and timing of new and renewal agreements;

•	the number and size of outsourcing agreements or other agreements providing for professional services or the resale of instructor-led training;

•
the mix of revenue between access to hosted content or platform services, up-front software licenses, software rentals, professional services, maintenance and resale of third parties products and services;

•	royalty rates;

•	cancellation of contracts by existing customers;

•	the announcement, introduction and acceptance of new products, product enhancements and technologies by us and our competitors;

•	the mix of sales between our field sales force, our other direct sales channels and our telesales channels;

•	the impact of any unanticipated decline in net revenues in any particular quarter as compared to the relatively fixed nature of our expense levels in the short term;

•	general conditions in our market or the markets served by our customers;

•	general conditions in the U.S. or the international economy;

•	competitive conditions in the industry;

•	the loss of significant customers;

•	delays in availability of existing or new products;

•	product or service quality problems;

•	the spending patterns of our customers;

•	litigation costs and expenses;

•	currency fluctuations; and

•	the length of sales cycles.

Demand for our products and services may be especially susceptible to adverse economic conditions.

Our business and financial performance may be damaged by adverse financial conditions affecting our target customers or by a general weakening of the economy. Some companies may not view training products and services as critical to the success of their businesses. If these companies experience disappointing operating results, whether as a result of adverse economic conditions, competitive issues or other factors, they may decrease or forego education and training expenditures before limiting their other expenditures. For example, general economic weakness contributed to our reduction in revenues in the first quarter of 2002.

In addition, the general condition of the economy, and by extension our business, can be affected by social, political and military conditions. For example, the terrorist events of September 11, 2001 and their aftermath had a material adverse effect on bookings in the second half of 2001 and may have contributed to weakness in bookings in the first quarter of 2002. It is not possible to predict the outcome of the recent escalation of hostilities between the United States and certain countries and persons related to the events of September 11. The continuation of these hostilities could result in further weakness in the economy, which would have an adverse impact on our operating results and financial condition.

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

Our operating results are subject to seasonal fluctuations, which may adversely impact our business.

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

The marketing efforts of our partners may also disrupt our direct sales efforts. Our development and marketing partners could pursue their existing or alternative training programs in preference to and in competition with those being developed by us. In the event that we are unable to maintain or expand our current development and marketing alliances or enter into new development and marketing alliances, our operating results and financial condition could be materially adversely affected. Furthermore, we are required to pay royalties to our development and marketing partners on products developed with them, which reduces our gross margins. We expect that cost of revenues may fluctuate from period to period in the future based upon many factors, including the revenue mix and the timing of expenses associated with development and marketing alliances. In addition, the collaborative nature of the development process under these alliances may result in longer development times and less control over the timing of product introductions than for e-Learning offerings developed solely by us. Our strategic alliance partners may from time to time renegotiate the terms of our agreement with them which could result in changes to the royalty or other arrangements that could adversely affect our results of operations.

Our success depends on our ability to meet the needs of the rapidly changing market.

The market for interactive education and training is influenced by rapidly changing technology, evolving industry standards, changes in customer requirements and preferences and frequent introductions of new products and services embodying new technologies. New methods of providing interactive education in a technology-based format are being developed and offered in the marketplace, including intranet and Internet offerings. Many of these new offerings involve new and different business models and contracting mechanisms. In addition, multimedia and other product functionality features are being added to educational software. Accordingly, our future success will depend upon the extent to which we are able to develop and implement products which address these emerging market requirements on a cost-effective and timely basis. Product development is risky because it is difficult to foresee developments in technology, coordinate technical personnel and identify and eliminate design flaws. Any significant delay in releasing new products could have a material adverse effect on the ultimate success of our products and could reduce sales of predecessor products. We may not be able to introduce new products on a timely basis. In addition, new products introduced by us may fail to achieve a significant degree of market acceptance or, once accepted, may fail to sustain viability in the market for any significant period. If we are unsuccessful in addressing the changing needs of the marketplace due to resource, technological or other constraints, or in anticipating and responding adequately to changes in customers’ software technology and preferences, our business and results of operations would be materially adversely affected.

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

We regularly evaluate acquisition opportunities and have made and are likely to make in the future acquisitions that would provide additional product or service offerings, additional industry expertise or an expanded geographic presence. We may be unable to locate attractive opportunities or acquire any that we locate on attractive terms. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to intangible assets, which could materially adversely affect our results of operations. Product and technology acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management’s attention to other business concerns, risks of entering markets in which we have no or limited prior experience and the potential loss of key employees of acquired companies. We may be unable to integrate successfully any operations, personnel or products that have been acquired or that might be acquired in the future. Further, the revenues from the acquired businesses may not be sufficient to support the costs associated with those businesses without adversely affecting SmartForce’s operating margin in the future. Any failure to successfully complete the integration in a timely fashion or to generate sufficient revenues from the acquired businesses could have a material adverse effect on our business and results of operations.

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

Our expense levels are based in significant part on our expectations regarding future revenues and are fixed to a large extent in the short term. Accordingly, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any significant revenue shortfall would therefore have a material adverse effect on our results of operations. This risk materialized in the three months ended March 31, 2002 and in the third quarter of 1998, where profit was dramatically negatively affected by a shortfall in revenues as against management’s expectations.

Potential exposure to our restructuring plan.

Potential exposure to our restructuring plan    The actions we have taken in response to the recent decrease in our revenues could have long term adverse effects on our business. Our business has recently experienced reduced revenues as and for the reasons discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations. These issues are expected to continue to negatively affect our business. To bring our cost base in line with the current environment, on April 18, 2002, we announced details of a restructuring and a cost reduction plan, which we proceeded to implement immediately following the announcement. We anticipate that the restructuring plan will require reducing our workforce by over 20%, implementing hiring and pay freezes, consolidating facilities and other activities. There are several risks inherent in our efforts to transition to a new cost structure. These include the risk that we will not be successful in achieving our planned cost reductions, and that even if we are successful in doing so, we will still not be able to reduce expenditures quickly enough to restore profitability and may have to undertake further restructuring initiatives that would entail additional charges and create additional risks. In addition, there is the risk that cost-cutting initiatives will impair our ability to effectively develop and market products and remain competitive. Each of the above measures could have long-term effects on our business by reducing our pool of talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel. These circumstances could cause our earnings to be lower than they otherwise might be.

We depend on a few key personnel to manage and operate us.

Our success is largely dependent on the personal efforts and abilities of our senior management. Failure to retain these executives, or the loss of certain additional senior management personnel or other key employees, could have a material adverse effect on our business and future prospects. In connection with our restructuring, following the first quarter of 2002, certain top executives are no longer employed by the company. If we were to fail to manage the transition effectively, our results of operations could be negatively affected.

We are also dependent on the continued service of our key sales, content development and operational personnel and on our ability to attract, motivate and retain highly qualified employees. In addition, we depend on writers, programmers, Web designers and graphic artists. We expect to continue to hire additional content development, programmers, sales and marketing, information systems and accounting staff. However, we may be unsuccessful in attracting, retaining or motivating key personnel. In particular, our recent adverse operating results, stock price performance and restructuring and cost reduction plans could create uncertainties that could have a material adverse effect on our ability to attract and retain key personnel. The inability to hire and retain qualified personnel or the loss of the services of key personnel could have a material adverse effect upon our current business, new product development efforts and future business prospects.

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

Our primary source of direct competition comes from third-party suppliers of instructor-led information technology, business, management and professional skills education and training as well as suppliers of computer or

Internet-based training and e-Learning solutions. We also face indirect competition from internal education and training departments of our potential customers. We also compete to a lesser extent with consultants, value-added resellers and network integrators all of which market products that compete with ours. We expect that as organizations increase their dependence on outside suppliers of training, we will face increasing competition from these other suppliers as education and training managers more frequently compare training products provided by outside suppliers.

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

Pending and any future claims that we infringe the intellectual property rights of others could result in costly litigation, require us to reengineer or cease sales of our products or services or require us to make royalty payments.

Third parties could in the future claim that our current or future products infringe their intellectual property rights. Any claim, with or without merit, could result in costly litigation or require us to reengineer or cease sales of our products, any of which could have a material adverse effect on our business. Infringement claims could also result in an injunction in the use of our products or require us to enter into royalty or licensing agreements. Licensing agreements, if required, may not be available on terms acceptable to us or at all. On April 23, 2002, IP Learn, LLC (“IP Learn”) filed a lawsuit against us alleging that we infringe on five United States patents assigned to IP Learn, and asking the court for a preliminary and permanent injunction as well as unspecified damages. SmartForce is presently in the process of evaluating IP Learn’s claims and is vigorously defending itself. Though no other legal actions are pending at this time, from time to time we learn of parties that claim broad intellectual property rights in the e-Learning area that might implicate our offerings. These parties or others could initiate actions against us in the future.

We are subject to a pending securities class action proceeding and may become subject to additional proceedings and adverse determinations in these proceedings could harm our business.

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

Our non-U.S. operations are subject to risks, which could negatively impact our future operating results.

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

Additionally, a requirement for the continued growth of accessing e-Learning solutions over the Internet is the secure transmission of confidential information over public networks. Failure to prevent security breaches into our products or our customers’ networks, or well-publicized security breaches affecting the Internet in general could significantly harm our growth and revenue. Advances in computer capabilities, new discoveries in the field of cryptography, or other developments may result in a compromise or breach of the algorithms we use to protect content and transactions or our products or with our customers’ networks or proprietary information in our databases. Anyone who is able to circumvent our security measures could misappropriate proprietary and confidential information or could cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to address problems caused by security breaches. The privacy of users may also deter people from using the Internet to conduct transactions that involve transmitting confidential information.

The market price for our ADSs may fluctuate and may not be sustainable.

The market price of our ADSs has fluctuated significantly since our initial public offering and is likely to continue to be volatile. We believe that factors, such as the following, could cause the price of our ADSs to fluctuate, perhaps substantially:

•	announcements of developments related to ourselves or our competitors’ business;

•	announcements of new products or enhancements by ourselves or our competitors;

•	the success and timing in developing and introducing new products and enhancements to existing products;

•	changes in pricing policies by us or our competitors;

•	the length of our sales cycles;

•	cancellations of, or failure to renew, contracts by existing customers;

•	market entry by new competitors;

•	sales of our ADSs into the public market;

•	developments in our relationships with our customers, partners and distributors;

•	shortfalls or changes in revenues, gross margins, earnings or losses or other financial results which differ from public market expectations;

•	changes in the public market expectation of our performance or industry performance;

•	changes in market valuations of competitors;

•	regulatory developments;

•	additions or departures of key personnel;

•	fluctuations in results of operations; and

•	general conditions in our markets, or the markets served by our customers or in the U.S. and / or the international economy.

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

To succeed we must continue to expand our content offerings, upgrade our technology and distinguish our solution. We may not be able to do this successfully. Any failure by us to anticipate or respond adequately to changes in technology and customer preferences or any significant delays in content development or implementation could impact our ability to capture market share.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relate primarily to our cash and short-term investment portfolio. We do not use any derivative financial instruments in our cash and short-term investment portfolio. The primary objective of our investment activities is to preserve capital while maximizing yields without significantly increasing risk. We achieve this by investing our excess cash in deposits with major banks and in U.S. Treasury and U.S. agency obligations and in debt securities of corporations with strong credit ratings. Due to the nature of our investments, we believe that there is no material risk exposure. All investments are carried at market value, which approximates cost.

The table below presents the principal amount and related weighed average interest rates for our cash and short-term investment portfolio. Our short-term investments are all in fixed rate instruments. The principal amounts approximate fair value at March 31, 2002.

Table of Cash and Short Term Investments:

March 31, 2002	Principal Amount	Average Interest Rate
(Dollars in thousands)

Cash and cash equivalents	$61,848	1.0%
Short term investments	44,028	2.0%

Total cash and investment securities	$105,876

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

At March 31, 2002, we had forward exchange contracts of $20 million outstanding. All contracts at March 31, 2002 expire at various times throughout 2002. These forward exchange contracts hedge certain operational (“cashflow”) exposures resulting from changes in foreign currency exchange rates. Such cash flow exposures result from a large portion of our costs being denominated in Euro. We enter these foreign exchange contracts to hedge forecasted costs in the normal course of business and accordingly, they are not speculative in nature.

Our outstanding foreign currency forward exchange contracts at March 31, 2002, are presented in the table below. The weighted average exchange rate quoted represents the foreign currency to the U.S. dollar.

Functional Currency	Amount	Expected Maturity Quarter Ended	Weighted Average Exchange Rate
Euro	$10,000,000	June 30, 2002	0.8615
Euro	$5,000,000	September 30, 2002	0.8785
Euro	$5,000,000	December 31, 2002	0.8810

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

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

On April 23, 2002, IP Learn, LLC (“IP Learn”) filed a complaint in District Court for the Northern District of California against SmartForce. The complaint alleges that SmartForce infringes on five United States patents assigned to IP Learn. The IP Learn patents in question are U.S. Patent Nos. 6,126,448; 6,118,973; 5,934,909; 5,779,486 and 5,743,746. Based on preliminary information, we believe that these patents are related primarily to computer-aided learning methods and systems. In the complaint, IP Learn asked the court for a preliminary and permanent injunction as well as unspecified damages. The case has only been filed very recently, and SmartForce is in the process of evaluating IP Learn’s claims. Based only on the very limited review of the patents performed to date, SmartForce believes that it will have meritorious defenses to IP Learn’s claims. However, like any patent litigation, negative outcome in the case could have a negative impact on our business and results of operations.

ITEM 2.    CHANGES IN SECURITIES

Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

There are no exhibits attached to this Quarterly Report on Form 10-Q.

(b)  Reports on Form 8-K

(i)	We filed Form 8-K dated January 16, 2002 with the Securities and Exchange Commission in connection with the proposed acquisition of Centra.

(ii)	We filed Form 8-K dated April 2, 2002 with the Securities and Exchange Commission in connection with the termination of the proposed acquisition of Centra.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SmartForce PLC

Date: May 15, 2002	By:	/s/ GREGORY M. PRIEST
Gregory M. Priest Chairman of the Board, President and Chief Executive Officer

Date: May 15, 2002	By:	/s/ PATRICK ERIC MURPHY
Patrick Eric Murphy Vice President of Finance