Form 10-Q
period 2002-06-30
SMARTFORCE PUBLIC LTD CO
filed 2002-08-14
CIK 940181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                            to

Commission File Number: 0-25674

SMARTFORCE PUBLIC LIMITED COMPANY
(Exact name of registrant as specified in its charter)

Republic of Ireland (State or other jurisdiction of incorporation or organization)	Not Applicable (I.R.S. Employer Identification No.)

900 Chesapeake Drive
Redwood City, California 94063
(Address of principal executive offices, including zip code)

(650) 817-5900
(Registrant’s telephone number, including area code)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes  ☒  No  ☐

The number of American Depositary Shares (“ADSs”) (issued or issuable in exchange for Registrant’s outstanding Ordinary Shares) outstanding as of August 9, 2002 was 57,434,679.

SMARTFORCE PUBLIC LIMITED COMPANY

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SMARTFORCE PUBLIC LIMITED COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31, 2001	June 30, 2002
ASSETS
Current Assets
Cash	$65,134	$44,004
Short-term investments	44,142	44,582
Accounts receivable, net	102,373	82,435
Inventories	333	221
Recoverable and deferred tax assets, net	2,406	1,733
Prepaid expenses	21,079	24,274

Total current assets	235,467	197,249
Intangible assets	74,957	74,608
Property and equipment, net	40,191	31,847
Investment	17,702	8,411
Other assets	27,877	23,732

Total assets	$396,194	$335,847

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$4,502	$4,688
Accrued payroll and related expenses	5,718	4,122
Other accrued liabilities	21,368	19,437
Deferred revenues	44,539	47,419

Total current liabilities	76,127	75,665

Non-Current Liabilities
Minority equity interest	307	—
Other liabilities	210	118

Total non-current liabilities	517	118

Shareholders’ Equity
Ordinary Shares, €0.11 par value: 120,000,000 shares authorized at December 31, 2001 and June 30, 2002; issued and outstanding: 56,937,642 and 56,911,873 shares at December 31, 2001 and 57,424,105 and 57,398,336 at June 30, 2002, respectively	7,574	8,263
Additional paid-in capital	298,367	301,317
Accumulated profit/(loss)	9,233	(47,493)
Capital conversion reserve fund	623	623
Capital redemption reserve	296	296
Other comprehensive income (loss)	3,459	(2,940)
Treasury stock	(2)	(2)

Total shareholders’ equity	319,550	260,064

Total liabilities and shareholders’ equity	$396,194	$335,847

Note:	The balance sheet does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements

SMARTFORCE PUBLIC LIMITED COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2001	2002	2001	2002
Revenues	$66,148	$44,426	$127,432	$87,418
Cost of revenues	10,708	10,973	20,445	21,376

Gross profit	55,440	33,453	106,987	66,042

Operating expenses:
Research and development	12,762	11,959	25,187	25,144
Sales and marketing	33,708	27,929	65,418	59,477
General and administrative	5,445	4,653	11,119	11,598
Restructuring costs	—	26,445	—	26,445
Amortization of acquired intangibles	2,485	2,430	4,808	5,021

Total operating expenses	54,400	73,416	106,532	127,685

Income (loss) from operations	1,040	(39,963)	455	(61,643)
Other income, net	550	1,088	1,392	1,473

Income (loss) before provision for income taxes	1,590	(38,875)	1,847	(60,170)
Provision (benefit) for income taxes	489	(1,200)	799	(3,444)

Net Income (loss)	$1,101	$(37,675)	$1,048	$(56,726)

Net Income (loss) per share—Basic	$0.02	$(0.66)	$0.02	$(0.99)

Shares used in computing net income (loss) per share—Basic	53,092	57,299	52,715	57,145

Net Income (loss) per share—Diluted	$0.02	$(0.66)	$0.02	$(0.99)

Shares used in computing net income (loss) per share—Diluted	60,853	57,299	60,393	57,145

Note:	The statements of operations do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements

SMARTFORCE PUBLIC LIMITED COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Six months ended June 30,
	2001	2002
Cash Flows from Operating Activities
Net Income (loss)	$1,048	$(56,725)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	12,855	14,118
Restructuring—Loss on disposal of assets	—	4,306
Restructuring—Intangible write-off	—	6,128
Restructuring—Closure of subsidiaries	—	732
Write-down of marketable equity securities	—	910
Accrued interest on short-term investments	94	122

Changes in operating assets and liabilities:
Accounts receivable	(9,715)	22,384
Inventories	104	297
Deferred tax assets	(7)	690
Prepaid expenses and other assets	(12,995)	3,323
Accounts payable	(2,599)	(839)
Accrued payroll and related expenses and other accrued liabilities	(6,162)	(6,386)
Deferred revenues	4,970	1,811

Net cash used by operating activities	(12,407)	(9,129)

Cash Flows from Investing Activities
Purchases of property and equipment	(12,488)	(3,661)
Payments to acquire icGlobal and net assets of M2S Prokoda and Frontline Telcom, net of cash acquired	(256)	(11,274)
Payments to redeem minority equity interest	—	(307)
Proceeds from sale of short-term investments	61,106	53,785
Payments to acquire short-term investments	(62,244)	(54,347)

Net cash used in investing activities	(13,882)	(15,804)

Cash Flows from Financing Activities
Proceeds from issuance of ordinary shares, net	16,573	3,640

Net cash provided by financing activities	16,573	3,640

Effect of exchange rate changes on cash and cash equivalents	(1,351)	163

Net decrease in cash and cash equivalents	(11,067)	(21,130)
Cash and cash equivalents at beginning of period	65,412	65,134

Cash and cash equivalents at end of period	$54,345	$44,004

Note:	The statements of cash flows do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements

SMARTFORCE PUBLIC LIMITED COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

These interim unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. However, the Company believes that the disclosures are adequate to ensure that the information presented is not misleading. The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report to Shareholders on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of operations for the periods presented are not necessarily indicative of the results expected for the full financial year or for any future period.

NOTE 2.    COMPUTATION OF NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated using the weighted average number of our ordinary shares outstanding during the period.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
	(dollars in thousands, except per share amounts)
Numerator:
Numerator for basic and diluted net income (loss) per share—income (loss) available to common shareholders	$1,101	$(37,675)	$1,048	$(56,726)

Denominator:
Denominator for basic net income (loss) per share weighted average—shares	53,092	57,299	52,715	57,145
Effect of dilutive securities:
Employee stock options	7,761	—	7,678	—

Denominator for diluted net income (loss) per share – adjusted weighted average shares and assumed conversion	60,853	57,299	60,393	57,145

Basic net income (loss) per share	$0.02	$(0.66)	$0.02	$(0.99)

Diluted net income (loss) per share	$0.02	$(0.66)	$0.02	$(0.99)

NOTE 3.    COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes rules for the reporting and display of comprehensive income and its components.

The following table sets forth the calculation of comprehensive income on an interim basis:

	Six months ended June 30,
	2001	2002
	(dollars in thousands)
Net Income (loss)	$1,048	$(56,726)
Other Comprehensive loss
Cumulative effect of change in accounting Principle (SFAS 133)	3,703	—
Movement in unrealized holding gains or losses on investments held as available for sales securities	—	(8,381)
Current period changes on cash flow hedges:
Net amount reclassified into earnings	264	(1,030)
Net Income (loss) on cash flow hedges	(5,233)	1,211
Foreign currency translation adjustment	(776)	1,801

Total Comprehensive loss	$(994)	$(63,125)

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

A summary of the segment financial information reported to the CODM is as follows:

	Six Months Ended June 30, 2002
	Americas	EMEA	Ireland	All Other	Consolidated Total
	(dollars in thousands)
Revenues—External	$68,418	$14,065	$1,578	$3,357	$87,418
Inter segment Revenues	—	—	30,706	—	30,706
Depreciation and Amortization	7,443	1,005	4,921	749	14,118
Segment Operating Income (Loss)	(27,469)	827	(16,157)	(18,844)	(61,643)

	Six Months Ended June 30, 2001
	Americas	EMEA	Ireland	All Other	Consolidated Total
	(dollars in thousands)
Revenues—External	$96,399	$15,781	$11,414	$3,838	$127,432
Inter segment Revenues	—	—	51,070	—	51,070
Depreciation and Amortization	8,432	141	3,820	462	12,855
Segment Operating Income (Loss)	(18,528)	(997)	26,529	(6,549)	455

Revenues from external customers, based on the location of the customer, are categorized by geographical areas as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
	(dollars in thousands)
Revenues
Ireland	$506	$753	$1,514	$1,578
United States	46,825	31,707	89,371	61,682
United Kingdom	6,314	4,450	13,024	8,020
Other countries	12,503	7,516	23,523	16,138

Total	$66,148	$44,426	$127,432	$87,418

Long-Lived assets are those assets that can be directly associated with a particular geographic area. These assets are categorized by geographical areas as follows:

	June 30,
	2001	2002
	(dollars in thousands)
Long-Lived Assets
Ireland	$63,654	$56,700
United States	59,152	47,262
Other countries	19,423	34,636

Total	$142,229	$138,598

The Company regards its e-learning solutions, as homogenous products and services.

NOTE 5.    ADOPTION OF NEW ACCOUNTING POLICIES

Effective January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The new rules require that goodwill and other intangible assets with indefinite lives are not amortized, but are reviewed annually for impairment. We expect to receive future benefits from previously acquired goodwill over an indefinite period of time and therefore no longer amortize them. We have completed our initial impairment review of goodwill and other intangible assets in connection with the adoption of SFAS 142, which did not result in an impairment loss. A reconciliation of previously reported net income (loss) and net income (loss) per share to the amounts adjusted for the exclusion of goodwill amortization net of the related tax effect is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
	(dollars in thousand, except per share amounts)
Net Income:
Reported net income (loss)	$1,101	$(37,675)	$1,048	$(56,726)
SFAS 142 effect—Goodwill	665	—	1,329	—

Adjusted net income (loss)	1,766	(37,675)	2,377	(56,726)

Basic Net Income (Loss) Per Share:
Reported basic income (loss) per share	$0.02	$(0.66)	$0.02	$(0.99)
SFAS 142 effect—Goodwill	0.01	—	0.03	—

Adjusted basic income (loss) per share	0.03	(0.66)	0.05	(0.99)

Diluted Net Income (Loss) Per Share:
Reported diluted income (loss) per share	$0.02	$(0.66)	$0.02	$(0.99)
SFAS 142 effect—Goodwill	0.01	—	0.02	—

Adjusted diluted income (loss) per share	0.03	(0.66)	0.04	(0.99)

Identifiable intangible assets comprise goodwill which is not amortizable, and certain intangible other non-current assets, which are amortizable. Other non-current asset amortization for the three and six months ended June 30, 2002 and 2001 were $2.4 million, $5.0 million, $2.5 million and $4.8 million respectively.

Intangible assets are analyzed as follows:

	June 30, 2002			December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	dollars in thousands			dollars in thousands
Goodwill—non amortizable:
Goodwill	$32,743	$6,520	$26,223	$23,960	$5,937	$18,023
Other non-current assets—amortizable
Other Identifiable Intangibles	$47,264	$16,994	$30,270	$51,432	$13,913	$37,519
Kansas State University License	$26,000	$7,885	$18,115	$26,000	$6,585	$19,415

Total identifiable intangible assets	$106,007	$31,399	$74,608	$101,392	$26,435	$74,957

        Upon the adoption of SFAS 142 on January 1, 2002, SmartForce reclassified the net carrying amount of assembled workforce of $567,000 from other identifiable intangibles to goodwill. Other non-current asset amortization is estimated to be $5 million for the remainder of 2002, $9.1 million in 2003, $8.1 million in 2004, $6.4 million in 2005, and $5.6 million in 2006.

NOTE 6.    LEGAL PROCEEDINGS

Refer to Part II, Item 1 for a description of legal proceedings.

ITEM 2:     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We provide comprehensive, integrated learning solutions that help organizations deploy, manage and transfer knowledge across their extended enterprise of employees, customers, suppliers, distributors and other business partners. Our learning solutions provide access to a comprehensive offering of learning events and resources. Our solutions allow organizations to customize their learning environment to meet their corporate objectives and to transfer knowledge quickly, efficiently and effectively to their employees and business. Our learning solutions also provide individuals access to dynamic, continuously updated learning events so they can personalize their learning environment to meet their specific educational and career objectives. Our solutions also include a learning management functionality to help managers track and assess the effectiveness of their training initiatives as well as a variety of assessment and feedback tools to help users better understand their educational progress.

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

We also continue to derive revenues from our legacy business selling CD-ROM based courseware for IT professionals to be deployed on standalone PCs or on private, local company networks. Customers may acquire these legacy offerings on a multi-year rental basis, in which case revenues are recognized on the same basis as described above with respect to revenue recognition for software rentals with annual exchange rights. Customers may also acquire our legacy offerings by up-front license (as is typically the case when individual IT professional acquire certification programs through our SmartCertify Direct subsidiary), in which case revenues are recognized immediately on delivery.

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

Recent Developments

Signed Agreement to merge with SkillSoft Corporation.

On June 10, 2002, we announced that we had entered into an Agreement and Plan of Merger with SkillSoft Corporation, a Delaware corporation. The combination is intended to create a leader in corporate e-Learning and bring together SmartForce’s leading portfolio of IT, enterprise applications and sales and CRM e-Learning solutions with SkillSoft’s comprehensive suite of business and professional e-Learning solutions, including management, leadership, communication, project management and customer service. The merger supports SmartForce and SkillSoft’s overall strategy to deliver the most comprehensive and highest-quality learning solutions.

Following the merger, SmartForce shareholders will own approximately 58 percent of the combined company, and former SkillSoft stockholders will own approximately 42 percent. Legally, the transaction is being structured as a merger of SkillSoft into a newly formed subsidiary of SmartForce, with SmartForce issuing shares to the former SkillSoft shareholders. However, the terms of the agreement and in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), for accounting purposes, SkillSoft has been deemed to be the acquirer. The transaction is valued at approximately $375.6 million. The purchase price includes the fair value of the outstanding SmartForce options which have been deemed to be assumed in the acquisition as a result of SkillSoft being the accounting acquirer. SkillSoft shareholders will receive 2.3674 SmartForce shares for each share of SkillSoft that they own. The transaction, which is expected to be tax-free to shareholders of both companies for U.S. federal income tax purposes, will be accounted for as a purchase. 1

If the merger is completed, we expect that there will be a number of accounting implications that may have consequences to our results and statement of operations. For purposes of preparing the combined company’s consolidated financial statements, the combined company will establish a new accounting basis for SmartForce’s assets and liabilities based upon their fair values as of the effective date of the merger, the merger consideration and the costs of the merger. Any excess of cost over the fair value of the net tangible and identifiable intangible assets of SmartForce will be recorded as goodwill. Because the merger will be accounted for as a purchase business combination for financial accounting purposes, we will lose an amount of our deferred revenue to goodwill. Additionally, under SFAS 142, we will be required periodically to evaluate for impairment the amount of goodwill and intangible assets with indefinite lives resulting from this merger as well as other acquisitions. If we were to conclude that the value of any of these assets had been impaired, we would be required to write down the affected asset(s) to the extent of the impairment. This could result in a material adverse effect on our operating results for the periods affected and on our financial position. Following the merger with SkillSoft amortization of acquired intangibles is expected to increase. One-time restructuring charges will be incurred in connection with the merger resulting from the elimination of redundant facilities, personnel and assets. We will also incur deal costs relating to legal, accounting, banking and other professional fees as well as costs relating to Irish capital duty payable in relation to our ordinary shares issued pursuant to the merger. 2

In addition, we intend to make certain changes in contracting practices following the merger, which will have certain attendant accounting implications. Specifically, we currently record certain revenues under contracts that provide for perpetual licenses to software. On a going forward basis, we intend to contract with our customers with respect to such business in such a manner that we will contract to deliver a bundled offering including services, which will be recognized as revenues as the services are delivered, rather than upon the shipment of the software. This will have the effect of deferring the recognition of revenues. 3

Further, the integration of the two businesses is expected to result in certain categories of lost revenue in the near term as a result of the merger. For example, although the products and customer bases of the two companies are complementary and should provide us with numerous cross selling opportunities, we do expect some degree of commercial overlap that could negatively impact revenue. Also, we intend to de-emphasize our services businesses to focus on business opportunities that we believe have higher potential gross margins, which we expect will result in lost revenue. 4

In addition, following the merger and consistent with SkillSoft being the “accounting acquirer”, the combined company intends to adopt SkillSoft’s fiscal year ending January 31. Accordingly, if the merger is consummated on or prior to September 30, 2002 (the last day of SmartForce’s third quarter of its current fiscal year), the combined company’s third quarter will end on October 31, 2002. Subsequent to the closing, the combined company’s fiscal quarters will end April 30 (1st Quarter), July 31 (2nd Quarter), October 31 (3rd Quarter) and January 31 (4th Quarter).

[1]
This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled “Additional Risk Factors That Could Affect Operating Results” commencing on page 23 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

[2]
This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled “Additional Risk Factors That Could Affect Operating Results” commencing on page 23 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

[3]
This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled “Additional Risk Factors That Could Affect Operating Results” commencing on page 23 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

[4]
This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled “Additional Risk Factors That Could Affect Operating Results” commencing on page 23 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

Since SkillSoft will be considered the acquirer for accounting purposes, and the combined company will therefore not be able to use our pre-existing net operating losses to reduce the provision for income taxes on our income statement. There may also be limitations imposed on the level and timing of utilization of historic net operating losses to reduce our actual tax payments as a result of the merger. These limitations may apply to either or both SmartForce and SkillSoft and may adversely impact cash flow depending on the extent of any such limitation. These limitations may also adversely impact operating results if they apply to SkillSoft’s historic net operating losses.5

The combined company will be led by management and a board of directors derived from both companies. Greg Priest, Chairman and Chief Executive Officer of SmartForce, will be Chairman and Chief Strategy Officer of the merged company. Chuck Moran, President and Chief Executive Officer of SkillSoft, will serve as President and Chief Executive Officer. Tom McDonald, Executive Vice President and Chief Financial Officer of SkillSoft, will hold the same position at the merged company. The new Board of Directors will include three directors who currently sit on SmartForce’s board, three directors who currently sit on SkillSoft’s board, and one new outside director originally nominated by SkillSoft.

The combined entity will be the largest corporate e-Learning company in the world, offering over 3,000 courses and 8,000 hours of courseware. With the requisite critical mass and scale to offer comprehensive e-Learning solutions on a global basis, we believe that the company will be positioned to address a comprehensive range of training needs for all functional areas of its customers’ organizations. Further, we believe that the combined company will have one of the most extensive sales and distribution platforms in the e-Learning marketplace, and a combined customer base of over half the Global 5000.

The officers and directors of each company have agreed to vote in favor of the merger, and SkillSoft’s largest shareholder, Warburg Pincus, which holds approximately 32% of SkillSoft’s shares, has irrevocably agreed to vote in favor of the merger. The merger agreement provides for the payment of termination fees of up to $8.8 million by each company in certain circumstances, and each company has granted the other an option to purchase up to 19.9 percent of the other in certain circumstances.

The merger is subject to certain closing conditions, which include the approval by the shareholders of both companies and the approval of U.S. and Irish governmental regulators. The extraordinary general meeting of SmartForce stockholders and the special meeting of SkillSoft shareholders, to approve the transaction, have been scheduled for September 6, 2002 at Dublin, Ireland and Boston, Massachusetts, respectively. Since announcing the proposed merger, SmartForce’s ADSs have declined in value, which increases the risk that shareholder approval may not be obtained. The failure to consummate the merger would have a material adverse effect on our business, financial condition and results of operations.6

[5]
This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled “Additional Risk Factors That Could Affect Operating Results” commencing on page 23 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

[6]
This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled “Additional Risk Factors That Could Affect Operating Results” commencing on page 23 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

If the merger is completed, we will continue to face numerous risks associated with the integration of our business and operations with SkillSoft. The successful combination of SmartForce and SkillSoft will require substantial effort from each company. The diversion of the attention of management and any difficulties encountered in the transition process could have an adverse impact on our ability to realize the full benefits of the merger. The successful combination of the two companies will also require coordination of our research and development and sales and marketing efforts. In addition, the process of combining the two organizations could cause the interruption of, or loss of momentum in, SmartForce and SkillSoft’s activities. For example, although we initially expected that Messrs. Jeffrey Newton and Paul Henry would serve as our Executive Vice President, Complex Solutions, and Executive Vice President, Corporate Marketing and Customer Service, respectively, following the merger, we are now in the process of working out transition arrangements with each of them pursuant to which it is likely that they will leave the company by the end of the calendar year. There can be no assurance that we will be able to retain SmartForce’s and SkillSoft’s other key technical, sales and marketing personnel, or that we will realize any of the benefits or synergies (including identifying and eliminating redundant and underperforming operations and assets) of the merger to the extent, or within the time frame, anticipated. Additional risks relating to the proposed merger are set forth elsewhere in this Form 10-Q and in our Registration Statement on Form S-4, as amended (SEC File No. 333-90872).

Restructuring

On April 18, 2002, we announced details of a restructuring and a cost reduction plan, which we proceeded to implement immediately following our announcement of the plan. Our cost base was established for a business which we believe should produce a greater amount of revenue than we generated during the six months ended June 30, 2002. We believe that bookings in our industry and for our Company may not recover quickly and thus our cost base needs to be reduced to bring them into line with the current market environment. We identified specific groups, projects and functions within each organization that we believe could be reduced with the least exposure to the profit potential of the business and the least interference with our core strategies. We reduced our workforce by approximately 400 people, which represented over 20% of our workforce. The largest headcount reductions were in sales and marketing, research and development and services, but no material part of the business has been exempt. We also identified non-headcount savings. We recorded a restructuring charge of $26.4 million during the three months ended June 30, 2002 in connection with the headcount reductions, facilities consolidations and other activities under the new operating plan. We anticipate additional reductions in connection with our merger with SkillSoft, which will result in significant additional charges.

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

In June 2002, we acquired certain assets used in connection with a training outsourcing business owned by Frontline Operating Group for $4.5 million. The assets were acquired primarily to support SmartForce’s training outsourcing initiative. The transaction was accounted for under the purchase method of accounting in accordance with generally accepted accounting principles.

The use of the assets acquired from M2S and Frontline in our operations have resulted in an increase in our costs and operating expenses and may continue to do so. In addition, the amortization of the resulting intangible assets will negatively impact the results of operations in future periods. Unanticipated contingencies that would substantially increase these costs may occur.7

[7]
This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled “Additional Risk Factors That Could Affect Operating Results” commencing on page 23 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

Termination of Agreement to Acquire Centra Software Inc.

On April 2, 2002, we announced that Centra and ourselves had mutually agreed to terminate our previous agreement to merge the companies. In order to realize, to the greatest extent possible, the benefits of the previously proposed combination to SmartForce and Centra customers, the two companies have entered into a reseller and co-marketing partnership. Under the terms of the partnership, we have the right to resell Centra’s CentraOne product, and the parties each have the right to co-market each other’s products into their respective customer bases.

Approval for Non-Audit Services

We currently engage Ernst & Young as our independent auditors. In addition to the audit services they provide with respect to our annual audited consolidated financial statements included in our Annual Reports on Form 10-K and certain other filings with the Securities and Exchange Commission, Ernst & Young has provided us in the past and may provide in the future certain non-audit services, such as tax services (tax audits and tax-related consultations) and audit type assistance, such as review of SEC filings and US GAAP advice. Effective as of July 30, 2002, the Sarbanes-Oxley Act of 2002 requires that all non-auditing services, other than in certain circumstances as provided therein, provided to an issuer by the auditor of the issuer be preapproved by the audit committee of the issuer. Accordingly, our audit committee has approved the tax services and audit type assistance services currently being provided to us by Ernst & Young. Our audit committee of our board of directors currently consists of Messrs. James S. Krzywicki, Patrick J. McDonagh and Ferdinand von Prondzynski.

Results of Operations

The following table sets forth certain consolidated statements of operations data as a percentage of revenues:

	Three months ended June 30,		Six months ended June 30,
	2001	2002	2001	2002
Revenues	100%	100%	100%	100%
Cost of revenues	16.2	24.7	16.0	24.5

Gross Profit	83.8	75.3	84.0	75.5
Operating expenses:
Research and development	19.3	26.9	19.8	28.8
Sales and marketing	51.0	62.9	51.3	68.0
General and administrative	8.2	10.5	8.7	13.3
Restructuring costs	—	59.5	—	30.2
Amortization of acquired intangibles	3.7	5.5	3.8	5.7

Total operating expenses	82.2	165.3	83.6	146.0

Income (loss) from operations	1.6	(90)	0.4	(70.5)
Other income, net	0.8	2.5	1.0	1.7

Income (loss) before provision (benefit) for income taxes	2.4	(87.5)	1.4	(68.8)
Provision (Benefit) for income taxes	0.7	(2.7)	0.6	(3.9)

Net Income (loss)	1.7%	(84.8)%	0.8%	(64.9)%

Revenues

Revenues decreased to $44.4 million in the three months ended June 30, 2002 from $66.1 million in the three months ended June 30, 2001, and decreased to $87.4 million in the six months ended June 30, 2002 from $127.4 million in the six months ended June 30, 2001.

The decrease in revenues for the three and six months ended June 30, 2002, respectively, as compared to the three and six months ended June 30, 2001, respectively, is primarily attributable to weaker bookings, in particular in the corporate sector, and a reduction in large contracts signed during the three and six months ended June 30, 2002.

Deal closures, in particular larger deals, were adversely impacted by the continued effects of a weak global economic environment as customers continued to delay their decisions to make significant investments in the current uncertain economic environment. Larger deals are proving difficult to close and in the three months ended June 30, 2002 we have been increasing our sales efforts on the smaller to midsize deals, which are easier to close in this current economic environment. We expect these factors to continue to affect our business. Our revenues on a stand-alone basis for the third quarter of 2002 would not be expected to be significantly higher than second quarter revenues, and they may be lower. There can be no assurance that these issues will not continue to negatively affect our revenues in the future.8

Revenues in the United States for the three and six months ended June 30, 2002 were $31.7 million (or 71% of revenues) and $61.7 million (or 71% of revenues), respectively, compared to $46.8 million (or 71% of revenues) and $89.4 million (or 70% of revenues) for the three and six months ended June 30, 2001, respectively.

Revenues in the United Kingdom for the three and six months ended June 30, 2002 were $4.4 million (or 10% of revenues) and $8.0 million (or 9% of revenues), respectively, compared to $6.3 million (or 9% of revenues) and $13 million (or 10% of revenues) for the three and six months ended June 30, 2001, respectively. Revenues in Ireland for the three and six months ended June 30, 2002 were $0.8 million (or 2% of revenues) and $1.6 million (or 2% of revenues), respectively, compared to $0.5 million (or 1% of revenues) and $1.5 million (or 1% of revenues) for the three and six months ended June 30, 2001, respectively.

In addition, revenues from outside the United States, United Kingdom and Ireland (principally from Australia, Europe (other than the United Kingdom and Ireland), Canada, Asia, South Africa and the Middle East) for the three and six months ended June 30, 2002 were $7.5 million (or 17% of revenues) and $16.1 million (or 18% of revenues), respectively, compared to $12.5 million (or 19% of revenues) and $23.5 million (or 19% of revenues) for the three and six months ended June 30, 2001, respectively.

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

[8]
This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled “Additional Risk Factors That Could Affect Operating Results” commencing on page 23 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

Gross margins decreased to 75.3% and 75.5% in the three and six months ended June 30, 2002, from 83.8% and 84.0% in the three and six months ended June 30, 2001. The lower gross margins for the three and six months ended June 30, 2002 was attributable to decreased revenues in the three and six months ended June 30, 2002 as compared to the three and six months ended June 30, 2001. Because a significant portion of our cost of revenues is fixed, lower revenue tends to reduce our gross margins, as the fixed costs are spread across a smaller revenue base. Gross margins also declined during the first two quarters of 2002 from gross margins for the comparable periods of 2001 due to a modest change in the revenue mix between content and services, with a relatively larger percentage of revenues being represented by lower gross margin services business.

We expect that cost of revenues may fluctuate from period to period in the future based upon many factors, including the impact of the cost reduction plan, the revenue mix (including between software, hosted content, platform and content customization services and partner’s products) and the timing of expenses associated with development and marketing alliances.

Operating Expenses

Our operating expenses increased in dollar terms in the three and six months ended June 30, 2002 as compared to the three and six months ended June 30, 2001, primarily as a result of the restructuring costs of $26.4 million recorded in the three months ended June 30, 2002. However, operating cost categories, other than restructuring, for the three months ended June 30, 2002 decreased in absolute dollars as compared to the operating cost categories for the three months ended June 30, 2001 as a result of the impact of the cost reduction plan implemented during the three months ended June 30, 2002. Operating expenses as a percentage of revenues increased significantly in the three months and six months ended June 30, 2002 as compared to the three months and six months ended June 30, 2001, primarily as a result of a decrease in revenues for the three months ended June 30, 2002 and the restructuring costs incurred during this period as compared to the three months ended June 30, 2001.

Research and Development Expenses

Research and development expenses consist primarily of salaries and benefits, related overhead costs, travel expenses and fees paid to outside consultants.

Research and development expenses decreased slightly in the three and six months ended June 30, 2002 to $12.0 million and $25.1 million, respectively, from $12.8 million and $25.2 million in the three and six months ended June 30, 2001. The decrease in research and development in the three months ended June 30, 2002 as compared to the three months ended June 30, 2001 is due primarily to the cost reduction plan implemented during the three month period ended June 30, 2002. Research and development costs for the six months ended June 30, 2002 moved marginally from that for the six months ended June 30, 2001 as a result of the impact of the cost reductions implemented during the three months ended June 30, 2002 offset by the increased research and development costs for the three months ended March 31, 2002. Costs for the three months ended March 31, 2002 had increased as compared to the three months ended March 31, 2001 due to our investment during 2001 in our e-Learning solutions which added to our research and development cost base by the hiring of additional personnel, acquisitions and investments in infrastructure.

As discussed earlier we reduced our cost base to reflect our expectations regarding our business in the current economic environment and thus reduced research and development expenditure in areas, that we consider are less core to our business. We continue to believe that significant investment in research and development is required to remain competitive in the corporate training market. However, we plan to focus our investments principally in key areas which we believe are critical to the success of our core strategies such as generic content development; optimization, scalability and usability of platform offerings and enhanced platform features.9

[9]
This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled “Additional Risk Factors That Could Affect Operating Results” commencing on page 23 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

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

These expenses decreased to $27.9 million and $59.4 million in the three and six months ended June 30, 2002, respectively, from $33.7 million and $65.4 million for the three and six months ended June 30, 2001. The decrease in sales and marketing expenses in the three and six months ended June 30, 2002 as compared to the three and six months ended June 30, 2001 is due primarily to the cost reduction plan implemented during the three months ended June 30, 2002. Sales and marketing costs were also reduced due to lower commission costs as a result of the reduction in revenue for the three and six months ended June 30, 2002 as compared to the three and six months ended June 30, 2001. As discussed earlier we reduced our cost base to reflect our expectations regarding our business in the current economic environment and thus reduced sales and marketing expenditure primarily in areas such as marketing, advertising, sales representatives, support and sales management.10

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and benefits, travel expenses, legal, accounting and consulting fees and related overhead costs for administrative officers and support personnel.

General and administrative expenses were $4.7 million and $11.6 million for the three and six months ended June 30, 2002, respectively, as compared to $5.4 million and $11.1 million for the three and six months ended June 30, 2001. The decrease in general and administration expenses in the three months ended June 30, 2002 as compared to the three months ended June 30, 2001 is due primarily to the cost reduction plan implemented during the three month period ended June 30, 2002. General and administrative expenses for the six months ended June 30, 2002 included one-time acquisition charges of $1.7 million associated with the Centra acquisition, which were expensed during the three months ended March 31, 2002 as a result of the decision to terminate the merger agreement. These costs were primarily investment banking, legal and incidental costs incurred by us as a result of the acquisition. The general and administrative expenses for the six months ended June 30, 2002 increased marginally from the six months ended June 30, 2001 as a result of the one-time acquisition charges being partially offset by cost reductions during the six months ended June 30, 2002.

As discussed earlier we reduced our cost base to reflect our expectations regarding our business in the current economic environment and thus reduced general and administrative expenses, particularly in the area of headcount reductions.11

[10]
This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled “Additional Risk Factors That Could Affect Operating Results” commencing on page 23 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

[11]
This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled “Additional Risk Factors That Could Affect Operating Results” commencing on page 23 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

Amortization of acquired intangibles

Amortization of acquired intangibles for the three and six months ended June 30, 2002 was $2.4 million and $5.0 million, respectively, as compared to $2.5 million and $4.8 million for the three and six months ended June 30, 2001. Amortization of acquired intangibles remained flat for the three and six months ended June 30, 2002 as compared to the three and six months ended June 30, 2001 due to the amortization of intangibles related to the acquisitions which took place after June 30, 2001 of $0.9 million per quarter, partially offset by goodwill no longer being amortized, following introduction of SFAS 142, of $0.6 million per quarter. On a stand-alone basis, amortization of acquired intangibles will increase in future periods as a result of recent asset acquisitions. We expect that there will be additional amortization expense for acquired intangibles as a result of our proposed merger with SkillSoft, which is scheduled to close during the three months ended September 30, 2002.12

Under SFAS 142, we will be required periodically to evaluate for impairment the amount of goodwill and intangible assets with indefinite lives resulting from past, pending and future acquisitions. If we were to conclude that the value of any of these assets had been impaired, we would be required to write down the affected asset(s) to the extent of the impairment. This could result in a material adverse effect on our operating results for the periods affected and on our financial position.

Other Income, Net

Other income, net, comprises interest income, interest expense, foreign currency exchange gains and losses, write off of investments and gains and losses due to hedge ineffectiveness.

We recognized other income, net, of $1.1 million and $1.5 million for the three and six months ended June 30, 2002, respectively, as compared to other income, net, of $0.6 million and $1.4 million for the three and six months ended June 30, 2001. Other income increased primarily due to foreign exchange gains, offset by a write-down to fair value of one of our marketable securities and lower interest income during the three and six months ended June 30, 2002 as compared to the three and six months ended June 30, 2001. Interest income for the three and six months ended June 30, 2002 was $0.5 million and $0.9 million as compared to $1.0 million and $2.3 million for the three and six months ended June 30, 2001. Interest income decreased primarily as a result of lower prevailing interest rates and to lower cash balances available for investment during the three and six months ended June 30, 2002 as compared to the three and six months ended June 30, 2001. Write down of investments for the three and six months ended June 30, 2002, was $0.9 million as opposed to nil for the three and six months ended June 30, 2001. We wrote down one of our marketable equity securities to fair value, as the decline was determined to be other-than-temporary. Net exchange gains for the three and six months ended June 30, 2002 were $1.5 million and $1.5 million, respectively, compared to net exchange losses of $0.5 million and $0.9 million for the three and six months ended June 30, 2001. The net exchange gains incurred for the three and six months ended June 30, 2002 were primarily as a result of the strengthening of the Euro and other currencies against the U.S. dollar during that period.

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

[12]
This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled “Additional Risk Factors That Could Affect Operating Results” commencing on page 23 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

From time to time, we enter into forward currency exchange contracts to hedge identified expenses denominated in Euro. We have not sought to hedge the risks associated with fluctuations in the exchange rates of other currencies against the U.S dollar, but may undertake such transactions in the future. Any hedging techniques implemented by us may not be successful in eliminating or reducing the effects of currency fluctuations. Fluctuations in exchange rates may have a material adverse effect on our results of operations, particularly our operating margins, and could result in exchange losses. The impact of future exchange rate fluctuations on the results of operations cannot be accurately predicted.13

Other income, net may fluctuate in future periods as a result of movements in cash, cash equivalents and short-term investment balances, interest rates, foreign currency exchange rates, ineffectiveness of foreign currency exchange contracts, asset and investment disposals and write downs.

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

Following our proposed merger with SkillSoft, a larger proportion of our operations and of our revenue will be generated in the United States, where tax rates are higher than our current effective tax rate. Though SkillSoft has net operating loss carryforwards that can be used to reduce the resulting taxes, those carryforwards will be subject to limitation under the tax laws which apply by virtue of the proposed merger. Our tax rate in the future will depend on, among other things, the proportion of our taxable income attributable to activities performed by SkillSoft’s U.S. operations.

We recorded a tax benefit of $1.2 million and $3.4 million, at an effective tax rate of 12% before amortization of acquired intangibles, in the three and six months ended June 30, 2002, respectively. We recorded a tax charge of $0.5 million and $0.8 million, at an effective tax rate of 12% before amortization of acquired intangibles, in the three and six months ended June 30, 2001, respectively.

[13]
This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled “Additional Risk Factors That Could Affect Operating Results” commencing on page 23 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments decreased to $88.6 million as of June 30, 2002, as compared to $109.3 million as of December 31, 2001. Our cash, cash equivalents and short-term investments consist of cash on deposit at major banks, US Treasury and US Agency obligations as well as debt securities of corporations with strong credit ratings.

Working capital was $121.6 million as of June 30, 2002, compared to $159.3 million as of December 31, 2001.

Cash flows from operating activities.    Net cash used by operating activities was $9.1 million for the six months ended June 30, 2002, compared to net cash used by operating activities of $12.4 million for the six months ended June 30, 2001. During the three months ended June 30, 2002, cash outflows from operations decreased from that for the three months ended June 30, 2001, primarily as a result of the decrease in accounts receivable and prepaid expenses and other assets from December 31, 2001 to June 30, 2002 as compared to the increase in accounts receivable and prepaid expenses and other assets from December 31, 2000 to June 30, 2001. The decrease in the accounts receivable balance is a function of the decline in revenue for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 and the collection of accounts receivable from earlier periods. Net cash used by operating activities during the six months ended June 30, 2002, was negatively impacted by the cash impact of the restructuring plan, the deal costs associated with the termination of the Centra merger and the reduced cash received from accounts receivable as a result of lower revenues during the three and six months ended June 30, 2002.

Cash flows from investing activities.    Net cash used by investing activities was $15.7 million for the six months ended June 30, 2002 compared to net cash used by investing activities of $13.9 million for the six months ended June 30, 2001. The increase in cash outflow from investing activities was primarily due to payments, net of cash acquired, of $11.3 million to acquire certain assets of M2S Prokoda and Frontline Telcom, offset by reduced capital expenditure on property and equipment of $3.7 million during the six months ended June 30, 2002 as compared to $12.5 million for the six months ended June 30, 2001. We expect to continue to make investments to our e-Learning infrastructure and information systems to support our e-Learning solutions.14

Cash flows from financing activities.    Net cash provided by financing activities decreased to $3.6 million for the six months ended June 30, 2002 from $16.6 million for the six months ended June 30, 2001. The decrease is attributable to decreased employee stock option exercises during the six months ended June 30, 2002 as compared with the six months ended June 30, 2001. We believe that the granting of stock options is essential in attracting and retaining key employees who are critical to our success. There can be no assurance that employee stock activity will continue to generate substantial funds in the future. The exercise price of a significant number of the exercisable options exceed the current share price and, if this continues, cash inflow from option exercises and thus financing activities will be reduced for the remainder of 2002 and later years.15

[14]
This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled “Additional Risk Factors That Could Affect Operating Results” commencing on page 23 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

[15]
This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled “Additional Risk Factors That Could Affect Operating Results” commencing on page 23 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

Although we believe our existing balances together with our anticipated cash flows from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months, if the global economy weakens further, the decline in cash, cash equivalents and investment balances may be greater than presently anticipated.16

We expect to continue our investing activities, including expenditure on computer systems, research and development, sales and marketing and administrative staff. Furthermore, we may from time to time consider the acquisition of complementary businesses, products or technologies, which may require additional financing or pursue other strategic capital raising.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS 141 and SFAS 142. SFAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires that goodwill and other intangible assets with indefinite lives acquired in a business combination before July 1, 2001 should not be amortized. The statement further requires that the fair value of goodwill and other intangible assets with indefinite lives be tested for impairment upon adoption of this statement, annually and upon the occurrence of certain events. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 is effective for fiscal years beginning after December 15, 2001. We adopted SFAS 142 as of January 1, 2002. We have completed our initial impairment review of goodwill and other intangible assets in connection with the adoption of FAS 142, which did not result in an impairment loss.

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

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). The statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations” for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. We adopted SFAS 144 as of January 1, 2002. During the cost reduction plan we implemented during the three months ended June 30, 2002 we identified $6 million of intangibles whose value was impaired as a result of our decision to concentrate our business on our core strategies. These costs were included in the restructuring charge of $26.4 million. If the merger with SkillSoft is completed there may be additional impairments to intangible assets as a result of decisions which may be taken with regard to the future direction of our business.17

[16]
This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled “Additional Risk Factors That Could Affect Operating Results” commencing on page 23 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.

[17]
This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled “Additional Risk Factors That Could Affect Operating Results” commencing on page 23 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.)

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

Revenue Recognition:

We recognize revenue from the sale of software licenses when persuasive evidence or an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. Whether the fee is fixed and determinable is assessed based on the payment terms associated with the transaction. Collection is assessed based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. A signed license agreement or a written contract is used as evidence of an arrangement.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

We derive revenue from professional services agreements a significant number of which are fixed-price, fixed-time contracts, which require the accurate estimation of the cost, scope and duration of each engagement. Revenue and the related costs of these projects are recognized on percentage of completion, using the time-to-completion method to measure the percent complete with revisions to estimates reflected in the period in which changes become known. If we do not accurately estimate the resources required or the scope of work to be performed, or we do not manage the projects properly within the planned periods of time or satisfy its obligations under the contracts, then future consulting margins may be significantly and negatively affected or losses on existing contracts may need to be recognized.

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

When we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, any impairment is measured based on projected discounted net cash flows expected to result from that asset, including eventual disposition.

Following our adoption of SFAS 142 on January 1, 2002, we ceased amortizing goodwill. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We have completed our initial impairment review of goodwill and other intangible assets in connection with the adoption of SFAS 142, which did not result in an impairment loss. If the merger with SkillSoft is completed there may be additional impairments to intangible assets as a result of decisions, which may be taken with regard to the future direction of our business.18

Additional Risk Factors that Could Affect Operating Results

Important Note about Forward Looking Statements

In addition to historical statements, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements relate to the financial condition, results of operations, cash flow, dividends, financing plan, business strategy, operating efficiencies or synergies, budget, capital and other expenditures, competitive position, growth opportunities for existing products, benefits from new technology, plans and objectives of management, market for SmartForce’s stock and other matters relating to SmartForce. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates” and similar expressions identify such forward looking statements. These forward looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Actual results may vary because of factors such as product ship schedules, life cycles, terms and conditions, product mix, competitive products and pricing, customer demand, technological shifts, litigation and other issues discussed elsewhere in this Quarterly Report on Form 10-Q and in our most recent Annual Report for the fiscal year ended December 31, 2001. These forward-looking statements reflect management’s opinions only as of the date hereof, and we assume no obligation unless required by law to revise or publicly release the results of any revision to these forward-looking statements. Risks and uncertainties include, but are not limited to those discussed in this section entitled “Additional Risk Factors That Could Affect Operating Results.” Other risks and uncertainties are disclosed in our SEC filings, including our Annual Report on Form 10-K, as amended, for the year ended December 31, 2001 and our Registration Statement on Form S-4, as amended (SEC File No. 333-90872). Historical results are not necessarily indicative of future operating results for any other period.

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

We have experienced net losses in the past and may be unable to achieve or maintain profitability.

Although we recorded net income of $3.0 million in its fiscal year ended December 31, 2001, we have incurred substantial net losses both recently and in the past, including a net loss of $37.7 million in the three months ended June 30, 2002, $19.1 million in the three months ended March 31, 2002 and a net loss of $28.7 million in our fiscal year ended December 31, 2000. We expect to incur significant expenses in connection with the integration of SkillSoft and the continued expansion of this combined business, and, as a result, the business will need to generate significant revenues to achieve and maintain profitability. We cannot predict whether our business will achieve or sustain profitability in any future period.

[18]
This paragraph consists of forward-looking statements reflecting our current expectations. Our actual future performance may differ materially from our current expectations. You are strongly encouraged to review the section entitled “Additional Risk Factors That Could Affect Operating Results” commencing on page 23 and discussions elsewhere in this Quarterly Report on Form 10-Q of the factors that could affect future performance.)

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

If the merger with SkillSoft is consummated, we will be managed by a management team consisting of current SmartForce and SkillSoft executives, and this management team may undertake a strategy and business direction which is different from that which would be undertaken by our current management team.

        If the merger with SkillSoft is consummated, our new management team will consist of certain current SmartForce and SkillSoft executives. The manner in which the new management team conducts our business, and the direction in which the new management team moves the business, may differ from the manner and direction in which our current management would direct us on a stand-alone basis. Such control by the new management team, together with the effects of future market factors and conditions, could ultimately evolve into an integration and business strategy that, when implemented, differs from the strategy and business direction currently recommended by our current management and board of directors. The new management team, and any change in business or direction, may not improve, and could adversely impact, the combined company’s financial condition and results of operations.

Demand for our products and services may be especially susceptible to adverse economic conditions.

Our business and financial performance may be damaged by adverse financial conditions affecting our target customers or by a general weakening of the economy. Some companies may not view training products and services as critical to the success of their businesses. If these companies experience disappointing operating results, whether as a result of adverse economic conditions, competitive issues or other factors, they may decrease or forego education and training expenditures before limiting their other expenditures. For example, general economic weakness contributed to our reduction in revenues in the six months ended, June 30, 2002.

In addition, the general condition of the economy, and by extension our business, can be affected by social, political and military conditions. For example, the terrorist events of September 11, 2001 and their aftermath had a material adverse effect on bookings in the second half of 2001 and may have contributed to weakness in bookings in the six months ended, June 30, 2002. It is not possible to predict the outcome of the recent escalation of hostilities between the United States and certain countries and persons related to the events of September 11. The continuation of these hostilities could result in further weakness in the economy, which would have an adverse impact on our operating results and financial condition.

Our experience in selling fully integrated, Internet-based learning solutions, is relatively limited.

In the fourth quarter of 1999 we introduced SmartForce e-Learning, our Internet-based learning solution. While the results of our efforts to migrate our business to e-Learning and market these solutions to our customers have been positive, we have relatively limited experience with these solutions, which makes our historical results of limited value in predicting the potential success of this initiative. The ultimate success of this initiative will depend on our ability to continue to expand and enhance our e-Learning solutions, to market and sell the new e-Learning solutions to existing and prospective customers, to host, operate and manage our site, and to attract and retain key management and technical personnel.

We may not be successful in these efforts and the economic terms of any arrangements that might be expected may not be as favorable as the traditional licensing agreements. We believe that a lack of success in this regard could have a material negative effect on us.

Our operating results are subject to seasonal fluctuations, which may adversely impact our business.

Our operating results are subject to seasonal fluctuations, based in part on customers’ annual budgetary cycles and in part on the annual nature of sales quotas. These seasonal trends have in the past caused revenues and bookings in the first quarter of a year to be less, perhaps substantially so, than revenues and bookings for the immediately preceding fourth quarter. We expect that these seasonal trends could continue to adversely affect our revenues and bookings. In addition, we have in past years added significant headcount in the sales and marketing and research and development functions in the first quarter, and to a lesser extent, the second quarter. Because these headcount additions do not immediately contribute significant revenues or bookings, our operating margins in the earlier part of the year tend to be significantly lower than in the later parts of the year. In addition, many technology companies also experience a seasonal downturn in demand during the summer months. These seasonal trends may have a material adverse effect on our results of operations.

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

The e-Learning market is a developing market, and our business will suffer if e-Learning is not widely accepted.

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

In addition to the proposed merger with SkillSoft, we regularly evaluate acquisition opportunities and have made and are likely to make in the future acquisitions that would provide additional product or service offerings, additional industry expertise or an expanded geographic presence. For example, in April 2001, we acquired icGlobal Corporation, a provider of learning management system software. In August 2001, we acquired substantially all of the assets of Impaxselling.com Ltd., a sales performance company providing global enterprises with web-based learning solutions designed to improve sales and account management performance. In October 2001, we acquired SkillScape Solutions, Inc., a provider of competency management systems. In January 2002, we acquired certain assets of M2S Prokoda GmbH, an e-Learning vendor with its key operations in Germany. In June 2002, we acquired certain assets of Frontline Telcom Training and Performance Company (Nova Scotia), and Frontline Telcom Training and Performance Company (Georgia), providers of training outsourcing.

We may be unable to locate attractive opportunities or acquire any that we locate on attractive terms. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect our results of operations. Product and technology acquisitions also entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management’s attention to other business concerns, risks of entering markets in which we have no or limited prior experience and the potential loss of key employees of acquired companies. We may be unable to integrate successfully, or identify and eliminate redundancies or underperforming assets or properties resulting from any operations, personnel or products that have been acquired or that might be acquired in the future. Further, the revenues from the acquired businesses may not be sufficient to support the costs associated with those businesses without adversely affecting our operating margin in the future. Any failure to successfully complete the integration in a timely fashion or to generate sufficient revenues from the acquired businesses could have a material adverse effect on our business and results of operations.

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

Our expense levels are based in significant part on our expectations regarding future revenues and are fixed to a large extent in the short term. Accordingly, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any significant revenue shortfall would therefore have a material adverse effect on our results of operations. The risk materialized in the three months ended March 31, 2002 and in the third quarter of 1998, where profit was dramatically negatively affected by a shortfall in revenues as against management’s expectations.

Our restructuring plan may be ineffective or may limit our ability to compete.

The actions we have taken in response to the recent decrease in our revenues could have long-term adverse effects on our business. Our business has recently experienced reduced revenues as and for the reasons discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations. These issues are expected to continue to negatively affect our business. To bring our cost base in line with the current environment, on April 18, 2002, we announced details of a restructuring and a cost reduction plan, which we proceeded to implement immediately following the announcement. We reduced our workforce by 20%, implementing hiring and pay freezes, consolidating facilities and other activities. There are several risks inherent in our efforts to transition to a new cost structure. These include the risk that we will not be successful in achieving our planned cost reductions, and that even if we are successful in doing so, we will still not be able to reduce expenditures quickly enough to restore profitability and may have to undertake further restructuring initiatives that would entail additional charges and create additional risks. In addition, there is the risk that cost-cutting initiatives will impair our ability to effectively develop and market products and remain competitive. Each of the above measures could have long-term effects on our business by reducing our pool of talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel. These circumstances could cause our earnings to be lower than they otherwise might be.

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

The market for business education training solutions is highly fragmented and competitive, and is subject to rapid technological change. We expect the market to become increasingly competitive due to the lack of significant barriers. In addition to increased competition from new companies entering into the market, established companies are entering into the market, directly and through acquisitions of smaller companies, which directly compete with us, and we expect this trend to continue. We may also face competition from publishing companies and vendors of application software, including those vendors with whom we have formed development and marketing alliances.

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

We have significant operations and generate a majority of our taxable income in the Republic of Ireland, and some of our Irish operating subsidiaries are taxed at rates substantially lower than tax rates in effect in the United States and other countries in which we have operations. Additionally, if the merger with SkillSoft is consummated, we will be required to reorganize and restructure SkillSoft’s operations and business, coupled with additional tax planning, in order to maintain a combined company effective tax rate at the level currently applicable to us. If following the merger we are unable to effect such a reorganization, or if at any time following the combined company’s Irish subsidiaries were no longer to qualify for these lower tax rates or if the applicable tax laws were rescinded or changed, our operating results could be materially adversely affected. Moreover, because we incur income tax in several countries, an increase in our profitability in one or more of these countries could result in a higher overall tax rate. In addition, if U.S. or other foreign tax authorities were to change applicable tax laws or successfully challenge the manner in which our subsidiaries’ profits are currently recognized, our taxes could increase, and our business, cash flow, financial condition and results of operations could be materially adversely affected.

If the merger with SkillSoft is consummated, although we will be acquiring SkillSoft as a legal matter, SkillSoft will be considered the acquirer for accounting purposes, and as such no financial statement benefit will be available to the combined company for our pre-existing net operating losses. There may be limitations imposed on the level and timing of utilization of historic net operating losses for tax purposes as a result of the merger. These limitations may apply to either or both SmartForce and SkillSoft and may adversely impact cash flow depending on the extent of any such limitation. These limitations may also adversely impact operating results if they apply to SkillSoft’s historic net operating losses.

We may be unable to protect our proprietary rights. Unauthorized use of our technology may result in development of products or services that compete with ours.

Our success depends to a significant degree on our ability to protect our rights in our intellectual property and trade secrets. We rely upon a combination of patent, copyright, trademark and trade secret laws and customer license agreements, and other methods to protect our proprietary rights. We also enter into confidentiality agreements with our employees, consultants and third parties to seek to limit and protect the distribution of our proprietary information regarding this technology. However, we have not signed protective agreements in every case. Although we have taken steps to protect our proprietary technologies, these steps may be inadequate. Existing patent, copyright, trademark and trade secret law offer only limited protection. Moreover, the laws of other countries in which we market our products may afford little or no effective protection of our intellectual property. Additionally, unauthorized parties may copy aspects of our products, services or technology or obtain and use information that we regard as proprietary. Other parties may also breach confidentiality agreements and other protective contracts we have executed. We may not become aware of, or have adequate remedies in the event of, a breach. Litigation may be necessary in the future to enforce our intellectual property rights, to protect trade secrets or to determine the validity and scope of the proprietary rights of others. Even if we were to prevail, this litigation could result in substantial costs and diversion of management and technical resources.

Some may claim that we infringe their intellectual property rights, which could result in costly litigation, require us to reengineer or cease sales of our products or services or require us to make royalty payments.

Third parties have in the past or could in the future claim that our current or future products infringe their intellectual property rights. Any claim, with or without merit, could result in costly litigation or require us to reengineer or cease sales of our products, any of which could have a material adverse effect on our business. Infringement claims could also result in an injunction in the use of our products or require us to enter into royalty or licensing agreements. Licensing agreements, if required, may not be available on terms acceptable to us or at all. On April 23, 2002, IP Learn, LLC (“IP Learn”) filed a lawsuit against us alleging that we infringe on five United States patents assigned to IP Learn, and asking the court for a preliminary and permanent injunction as well as unspecified damages. We are presently in the process of evaluating IP Learn’s claims and is vigorously defending ourselves. On June 13, 2002, Lionet Limited, a limited liability company incorporated and doing business in Ireland, filed a claim against us in Ireland, alleging, among other things, that we breached the terms of our software license agreement with Lionet Limited in that we permitted or failed to prevent the decompilation of the provided software products and that we have failed to cooperate in audits to determine the nature of such alleged copying or de-compilation. Lionet Limited is seeking damages for lost license fees of $6.8 million and seeks other damages. We are in the process of reviewing the statement of claim and intend to vigorously defend ourselves in this matter. From time to time we learn of parties that claim broad intellectual property rights in the e-Learning area that might implicate our offerings. These parties or others could initiate actions against us in the future.

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

We expect that international operations will continue to account for a significant portion of our revenues, and intend to continue to expand our operations outside of the United States. Operations outside of the United States are subject to inherent risks, including the following:

•	difficulties or delays in developing and supporting non-English language versions of our products and services,

•	political and economic conditions in various jurisdictions,

•	difficulties in staffing and managing foreign subsidiary operations,

•	longer account receivable payment cycles,

•	multiple conflicting and changing governmental laws and regulations,

•	foreign currency fluctuations,

•	protectionist laws and business practices that may favor local competitors,

•	potential adverse tax consequences, and

•	the absence or significant lack of legal protection for intellectual property rights.

Any of these factors could have a material adverse effect on our future operations outside of the United States, which could negatively impact our future operating results.

Because many users of our e-Learning solutions access them over the Internet, factors adversely affecting the use of the Internet could harm our business.

Many of our users access our e-Learning solutions over the Internet. Any factors that adversely affect Internet usage could disrupt the ability of those users to access our e-Learning solutions, which would adversely affect customer satisfaction and therefore our business. For example, our ability to increase the speed and scope of our services to customers is ultimately limited by the speed and reliability of both the Internet and our customers’ internal networks. Consequently, the emergence and growth of the market for our products and services depend upon the improvements being made to the entire Internet as well as to our individual customers’ networking infrastructures to alleviate overloading and congestion. If these improvements are not made, the ability of our customers to use our products and services will be hindered and our revenues may suffer.

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

The market price of our ADSs has fluctuated significantly since our initial public offering and is likely to continue to be volatile. We believe that factors, such as the following, could cause the price of our ADSs to fluctuate, perhaps substantially:

•	announcements of developments related to ourselves or our competitors’ business;

•	announcements of new products or enhancements by ourselves or our competitors;

•	the evolution of the market for live e-Learning and business collaboration solutions;

•	the success and timing in developing and introducing new products and enhancements to existing products;

•	changes in pricing policies by us or our competitors;

•	the length of our sales cycles;

•	changes in customer buying patterns;

•	cancellations of, or failure to renew, contracts by existing customers;

•	market entry by new competitors;

•	sales of our ADSs into the public market;

•	developments in our relationships with our customers, partners and distributors;

•	shortfalls or changes in revenues, gross margins, earnings or losses or other financial results which differ from public market expectations;

•	changes in the public market expectation of our performance or industry performance;

•	changes in market valuations of competitors;

•	regulatory developments;

•	additions or departures of key personnel;

•	fluctuations in results of operations; and

•	general conditions in our markets, or the markets served by our customers or in the U.S. and / or the international economy.

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

We have long sales cycles because we generally need to educate potential customers regarding the benefits of our e-Learning products and services prior to sale. Our sales cycles vary depending on the size and type of customer contemplating a purchase and whether we have conducted business with a potential customer in the past. Potential customers frequently need to obtain approvals from multiple decision makers within their organization prior to making purchase decisions. These long sales cycles, which typically range from three to six months or more, make it difficult to predict the quarter sales may occur. Delays in sales could cause significant variability in our revenues and operating results for any particular period.

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

We may face challenges in integrating SkillSoft with us and, as a result, may not realize the expected benefits of the merger.

We may not be successful in integrating SkillSoft’s business with ours if the merger is consummated. Integrating SkillSoft’s operations and personnel with ours will be a complex process. The integration may not be completed rapidly or achieve the anticipated benefits of the merger. The successful integration of the two businesses will require, among other things, the following:

•	integration of the two companies’ products and services, sales and marketing, information and software systems and other operations;

•	retention and integration of management and other key employees;

•	coordination of ongoing and future research and development efforts and marketing activities;

•	retention of existing customers of both companies and attraction of additional customers;

•	retention of strategic partners of each company and attraction of new strategic partners;

•	developing and maintaining uniform standards, controls, procedures and policies;

•	identifying and eliminating redundant and underperforming operations and assets;

•	effectively leveraging SmartForce’s indirect sales presence;

•	capitalizing on cross-selling opportunities;

•	minimization of disruption of each company’s ongoing business and distraction of its management; and

•	limiting expenses related to integration.

We may not succeed in addressing these risks or any other problems encountered in connection with the merger. The diversion of the attention of management and any difficulties encountered in the process of combining the companies could cause the disruption of, or a loss of momentum in, our business activities or could cause the impairment of our relationships with customers and business partners. Further, the process of combining SkillSoft’s business with our’s could negatively affect employee morale and our ability to retain some key SmartForce and SkillSoft employees after the merger, and could cause customers to cancel existing license agreements or choose not to purchase new products from us. For example, although we initially expected that Messrs. Jeffrey Newton and Paul Henry would serve as our Executive Vice President, Complex Solutions, and Executive Vice President, Corporate Marketing and Customer Service, respectively, following the merger, we are now in the process of working out transition arrangements with each of them pursuant to which it is likely that they will leave the company by the end of the calendar year. In addition, the companies intend after the merger to develop new products and services that combine both our assets. Difficulties in incorporating acquired technology and rights into our products and service offerings could result in disruption of customer service and longer sales cycles and product implementations, which could cause existing customers to reduce or cease doing business with the combined company altogether, and could cause revenue and operating income to fluctuate and fail to meet expectations.

Certain aspects of the merger could harm our financial results.

In connection with the merger with SkillSoft, certain aspects of the structure of the business combination and the integration of the two companies moving forward could harm our financial results. For example, although we will be acquiring SkillSoft as a legal matter, SkillSoft will be considered the acquirer for accounting purposes. Because the merger will be accounted for as a purchase business combination for financial accounting purposes, we will lose an amount of our deferred revenue to goodwill. Additionally, “purchase accounting” is expected to create intangible assets (separate from goodwill) that will result in a non-cash, quarterly amortization expense. One-time restructuring charges will be incurred in connection with the merger resulting from the elimination of redundant facilities, personnel and assets. We will also incur deal costs relating to legal, accounting, banking and other professional fees as well as costs relating to Irish capital duty payable in relation to our ordinary shares issued pursuant to the merger.

In addition, we intend to make certain changes in contracting practices following the merger, which will have certain attendant accounting implications. Specifically, we currently record certain revenues under contracts that provide for perpetual licenses to software. On a going forward basis, we intend to contract with our customers with respect to such business in such a manner that we will contract to deliver a bundled offering including services, which will be recognized as revenues as the services are delivered, rather than upon the shipment of the software. This will have the effect of deferring the recognition of revenues.

Further, the integration of the two businesses is expected to result in certain categories of lost revenue in the near term as a result of the merger. For example, although the products and customer bases of the two companies are complementary and should provide us with numerous cross selling opportunities, we do expect some degree of commercial overlap that could negatively impact revenue. Also, we intend to de-emphasize growth in customer service revenue activities to focus on higher margin segments of the business, which we expect will result in lost revenue.

If the benefits of the merger do not exceed the associated costs, or if costs related to the merger exceed estimates, including costs associated with integrating the two companies, lost or deferred revenues and dilution of our shareholders resulting from the issuance of SmartForce ADSs in connection with the merger, our financial results, including earnings per share, could be materially harmed.

The market price of SmartForce’s ADSs may decline as a result of the merger.

The market price of SmartForce’s ADSs may decline as a result of the merger for a number of reasons, including if:

•	the integration of SkillSoft is unsuccessful or not completed in a timely and efficient manner;

•	we do not achieve the expected benefits of the merger as rapidly or to the extent anticipated by financial or industry analysts;

•	the effect of the merger on our financial results is not consistent with the expectations of financial or industry analysts; and

•	significant shareholders of SmartForce following the merger decide to dispose of their shares because the results of the merger are not consistent with their expectations.

Failure to complete the merger could negatively impact the market price of SmartForce ADSs and the future business and operations of each company.

If the merger is not completed for any reason, we will be subject to a number of material risks, including:

•	under the circumstances described in the merger agreement we could be required to pay SkillSoft a termination fee in the amount of up to $8.8 million;

•	the market price of SmartForce ADSs may decline to the extent that the current market price of such shares reflects a market assumption that the merger will be completed;

•	our costs related to the merger, such as legal and accounting fees and a portion of the investment banking fees, must be paid even if the merger is not completed;

•	benefits that we expect to realize from the merger would not be realized; and

•
the diversion of management attention from the day-to-day business, the scaling back of marketing and capital spending and the unavoidable disruption to our employees and their relationships with customers and suppliers during the period before consummation of the merger may make it difficult for us to regain our financial and market positions if the merger does not occur.

During the pendency of the merger, we may not be able to enter into a merger or business combination with another party at a favorable price because of restrictions in the merger agreement.

Covenants in the merger agreement impede our ability to make acquisitions or complete other transactions that are not in the ordinary course of business but that could be favorable to us and our respective stockholders pending completion of the merger. As a result, if the merger is not consummated, we may be at a disadvantage to our competitors. In addition, while the merger agreement is in effect and subject to very narrowly defined exceptions, we are prohibited from soliciting, initiating, encouraging or entering into certain extraordinary transactions, such as a merger, sale of assets or other business combination outside the ordinary course of business, with any third party.

Charges to earnings resulting from the application of the purchase method of accounting may adversely affect the market value of SmartForce ADSs following the merger.

In accordance with United States generally accepted accounting principles, we will account for the merger using the purchase method of accounting, which will result in charges to earnings that could have a material adverse effect on the market value of SmartForce ADSs following completion of the merger. Although we will be acquiring SkillSoft as a legal matter, SkillSoft will be considered the acquirer for accounting purposes. Under purchase accounting, we will record as the cost of the merger the market value of the merger consideration and the amount of direct transaction costs. We will allocate the cost of the merger to our net tangible assets, amortizable intangible assets, intangible assets with indefinite lives and in-process research and development, if any, based on their fair values as of the date of completion of the merger, and record the excess of the purchase price over those fair values as goodwill. The portion of the estimated purchase price allocated to in-process research and development will be expensed by us in the quarter in which the merger is completed. We may incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with the merger. In addition, to the extent the value of these assets, including goodwill or intangible assets with indefinite lives becomes impaired, we may be required to incur material charges relating to the impairment of those assets. These depreciation, amortization, in-process research and development and potential impairment charges will have a negative effect on our net income for the foreseeable future, which could have a material impact on our results of operations and the market value of our ADSs following the merger.

Action by governmental regulators could prevent or delay consummation of the merger, or require a modification of its terms which could hurt the combined company’s business.

The merger is subject to review by the U.S. Federal Trade Commission and U.S. Department of Justice under the Hart-Scott-Rodino Improvements Act of 1976, or the HSR Act. In addition, other filings with the Minister for Enterprise, Trade and Employment of Ireland under the Mergers and Take-overs (Control) Acts, 1978 to 1996, with respect to the merger and other transactions contemplated by the merger agreement, relating primarily to antitrust issues, must be made prior to the consummation of the merger. Under each of these statutes, we are required to make pre-merger notification filings and to await the expiration or early termination of statutory waiting periods and clearance prior to completing the merger. On July 22, 2002, the waiting period under the HSR Act expired. However, at any time before or after the merger, and notwithstanding any termination of the waiting period or consummation of the merger, the U.S. Federal Trade Commission, the U.S. Department of Justice, or any state or the Irish authorities could take any action under the applicable antitrust or competition laws as it deems necessary or desirable. This action could include delaying the consummation of the merger, seeking to enjoin the completion of the merger, requiring us or SkillSoft to dispose of certain businesses or assets, or requiring a modification of the terms of the merger, any of which could be detrimental to us. Private parties may also institute legal actions under the antitrust laws under some circumstances. We may not be able to obtain the required regulatory approvals in a timely fashion or at all.

If we are unable to take advantage of opportunities to market and sell SmartForce’s and SkillSoft’s products and services to each other’s traditional customers, distribution channels and business partners, we may not realize some of the expected benefits of the merger.

Prior to the merger, we and SkillSoft maintained separate and distinct customer bases, distribution channels and business partners specific to our respective businesses. Following the merger, we expect to take advantage of the customer bases and distribution channels of the formerly separate businesses in order to promote and sell the products and services of one company to the traditional customers and business partners of the other company. The products and services of SmartForce and SkillSoft are highly technical and the salespersons of one company may not be successful in marketing the products and services of the other company. In the event that the traditional customers and business partners of either SmartForce or SkillSoft are not receptive to the products and services of the other, we may not realize some of the expected benefits of the merger, and the business of the combined company may be harmed.

We may lose key personnel, customers and business partners due to uncertainties associated with the merger.

Our current and prospective employees, customers and business partners may experience uncertainty about their future relationships with us. Such uncertainty may adversely affect our ability to attract and retain key management, sales, marketing and technical personnel. Current and prospective customers and business partners may, in response to the announcement or consummation of the merger, delay or cancel purchasing decisions as they evaluate the likelihood of successful integration of the combined company or may instead purchase products or services from competitors. Additionally, some of these customers and business partners may feel that following the merger we may pose new competitive threats to their businesses and as a result may seek to discontinue their relationships with us or avoid renewing or entering new relationships with us. Any delay in, or cancellation of, purchasing decisions could adversely affect our business.

We expect to operate under a new name, which may adversely affect our results of operations.

If the merger is consummated, we intend to change our name from SmartForce to a new name. The adoption of this new name may prevent the combined company from taking advantage of certain goodwill which our existing customers and strategic partners currently associate with our name. Further, we expect to incur significant expense in effecting the name change and in marketing efforts to promote brand recognition of the new name, and these efforts may prove to be a distraction to our management . During the process of selecting a new name, we have undertaken a search of trademarks in multiple U.S. and international jurisdictions to evaluate the potential risk associated with the names we are considering. However, despite our efforts, our right to use the selected name in a jurisdiction in which we now operate or may operate in the future may be challenged. Any claim, with or without merit, could result in costly administrative proceedings or litigation or require us to cease use of such name, pay damages or incur settlement expenses each of which could have a material adverse effect on our business.

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

The table below presents the principal amount and related weighed average interest rates for our cash and short-term investment portfolio. Our short-term investments are all in fixed rate instruments. None of the short-term investments have maturities greater than six months. The principal amounts approximate fair value at June 30, 2002.

Table of Cash and Short Term Investments:

June 30, 2002	Principal Amount	Average Interest Rate
	(Dollars in thousands)
Cash and cash equivalents	$44,004	0.8%
Short term investments	44,582	1.9%

Total cash and investment securities	$88,586

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

At June 30, 2002, we had forward exchange contracts of $10 million outstanding. All contracts at June 30, 2002 expire at various times throughout 2002. These forward exchange contracts hedge certain operational (“cashflow”) exposures resulting from changes in foreign currency exchange rates. Such cashflow exposures result from a large portion of our costs being denominated in Euro. We enter these foreign exchange contracts to hedge forecasted costs in the normal course of business and accordingly, they are not speculative in nature.

Our outstanding foreign currency forward exchange contracts at June 30, 2002, are presented in the table below. The weighted average exchange rate quoted represents the foreign currency to the U.S. dollar.

Functional Currency	Amount	Expected Maturity Quarter Ended	Weighted Average Exchange Rate
Euro	$5,000,000	September 30, 2002	0.8785
Euro	$5,000,000	December 31, 2002	0.8810

Equity Price Risks

We are exposed to equity price risks on marketable equity securities. These investments are not for trading purposes and are in publicly traded companies in the high technology industry sector. We typically do not attempt to reduce or eliminate our market exposure on these securities. A 10% adverse change in the equity price would result in an approximate $1 million decrease in the fair value of our marketable equity securities as of June 30, 2002.

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

On April 23, 2002, IP Learn, LLC (“IP Learn”) filed a complaint in District Court for the Northern District of California against us. The complaint alleges that we infringed on five United States patents assigned to IP Learn. The IP Learn patents in question are U.S. Patent Nos. 6,126,448; 6,118,973; 5,934,909; 5,779,486 and 5,743,746. Based on preliminary information, we believe that these patents are related primarily to computer-aided learning methods and systems. In the complaint, IP Learn asked the court for a preliminary and permanent injunction as well as unspecified damages. The case has only been filed very recently, and we are in the process of evaluating IP Learn’s claims. Based only on the very limited review of the patents performed to date, we believe that we will have meritorious defenses to IP Learn’s claims. However, like any patent litigation, negative outcome in the case could have a negative impact on our business and results of operations.

In May 2002, KPMG International Investments B.V. (“KPMG”) filed suit against us for breach of contract in the Superior Court of the State of California, County of San Mateo. KPMG alleges that we failed to deliver a customized e-learning platform and seeks damages in the amount of approximately $5 million. We believe that this claim is without merit and we intend to defend ourselves vigorously. In addition, we have filed a counterclaim against KPMG for its material breach of the same contract and we are seeking damages in the amount of approximately $2.8 million, the balance due under the contract. Although we cannot presently determine the outcome of this action, the litigation could result in substantial costs and diversion of resources and an adverse resolution of this matter could have a material adverse effect on our business, financial condition and results of operations.

On June 13, 2002, Lionet Limited, a limited liability company incorporated and doing business in Ireland, filed a claim against us in Ireland, alleging, among other things, that we breached the terms of our software license agreement with Lionet Limited in that we permitted or failed to prevent the decompilation of the provided software products and that we have failed to cooperate in audits to determine the nature of such alleged copying or de-compilation. Lionet Limited is seeking damages for lost license fees of $6.8 million and seeks other damages. We are in the process of reviewing the statement of claim and intend to vigorously defend ourselves in this matter.

ITEM 2.     CHANGES IN SECURITIES

Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

Annual General Meeting

We held our annual general meeting of shareholders on July 11, 2002. Under the terms of the deposit agreement Bank of New York is entitled to vote on behalf of, and in accordance with the instructions received from, the ADS holders. Three individual shareholders and a representative of Bank of New York were present for the vote. Voting was conducted by a show of hands in accordance with Irish law. There were no abstentions, broker non-votes or votes withheld with respect to any matter submitted to a vote of the security holders at the annual general meeting.

The following is a brief description of each matter submitted to a vote of the security holders (Ordinary Shareholders and the representative of the ADS holders) and a summary of the votes tabulated with respect to each such matter at the annual general meeting, as well as a summary of the votes cast by the Bank of New York based on the ADR facility:

(1)  Re-election as a director of Mr. James S. Krzywicki, who retired by rotation and being eligible offered himself for re-election in accordance with the Company’s Articles of Association;

	Votes “FOR”	Votes “AGAINST”	Votes “ABSTAIN”
Ordinary Shareholders	3	0	0
ADS holders	56,871,299	342,420	173,823

(2)  Re-appointment as director of Dr. Ferdinand von Prondzynski who was appointed during the year;

	Votes “FOR”	Votes “AGAINST”	Votes “ABSTAIN”
Ordinary Shareholders	3	0	0
ADS holders	56,883,116	330,163	174,263

(3)  To receive and consider the Report of the Directors and the Consolidated Financial Statements of the Company for the year ended December 31, 2001 and the Auditors’ Report to the Members.

	Votes “FOR”	Votes “AGAINST”	Votes “ABSTAIN”
Ordinary Shareholders	3	0	0
ADS holders	57,160,204	27,949	199,389

(4)  The shareholders authorized the Company’s Board of Directors to fix the remuneration of the Company’s auditors for the year ending December 31, 2002;

	Votes “FOR”	Votes “AGAINST”	Votes “ABSTAIN”
Ordinary Shareholders	3	0	0
ADS holders	56,983,338	328,895	675,309

(5)  To amend the Company’s Employee Share Purchase Plan (the “ESPP”) to increase the total number of shares reserved for issuance thereunder by 500,000 ordinary shares of €0.11 each.

	Votes “FOR”	Votes “AGAINST”	Votes “ABSTAIN”
Ordinary Shareholders	3	0	0
ADS holders	56,967,651	330,188	89,703

(6)  To adopt the 2002 Share Option Plan

	Votes “FOR”	Votes “AGAINST”	Votes “ABSTAIN”
Ordinary Shareholders	3	0	0
ADS holders	36,778,895	20,514,663	93,984

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

10.3	1995 Employee Share Purchase Plan

10.34	2002 Share Option Plan

99.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)  Reports on Form 8-K

On April 6, 2002, we filed a report on Form 8-K with the Securities and Exchange Commission in connection with the termination of our merger agreement with Centra Software Inc.

On June 14, 2002 we filed a report on Form 8-K with the Securities and Exchange Commission in connection with our proposed merger with Skillsoft Corp.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMARTFORCE PLC

By:	/s/ GREGORY M. PRIEST
Gregory M. Priest Chairman of the Board, President and Chief Executive Officer

Date: August 14, 2002

By:	/s/ PATRICK ERIC MURPHY
Patrick Eric Murphy Vice President of Finance

Date: August 14, 2002