Form 10-Q
period 2002-10-31
SKILLSOFT PUBLIC LIMITED CO
filed 2003-01-21
CIK 940181

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

   [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2002

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ___________ TO _____________

                        COMMISSION FILE NUMBER 000-25674

                        SKILLSOFT PUBLIC LIMITED COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        REPUBLIC OF IRELAND                                       N/A
(STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)

     107 NORTHEASTERN BOULEVARD                                   03062
       NASHUA, NEW HAMPSHIRE                                    (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (603) 324-3000

              20 Industrial Park Drive, Nashua, New Hampshire 03062
              -----------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [] No [x]

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [ ]

   The number of Ordinary Shares (issued or issuable in exchange for Registrant's outstanding American Depositary Shares ("ADSs")) outstanding as of January 14, 2003 was 99,598,136.

                                  SKILLSOFT PLC

                                    FORM 10-Q
                     FOR THE QUARTER ENDED OCTOBER 31, 2002
                                      INDEX

                                                                                                PAGE NO.
PART I - FINANCIAL INFORMATION

Item 1.          Condensed Consolidated Financial Statements:                                       3

                 Condensed Consolidated Balance Sheets as of October 31, 2002 and
                 January 31, 2002                                                                   3

                 Condensed Consolidated Statements of Operations for the Three
                 and Nine Months Ended October 31, 2002 and 2001                                    4

                 Condensed Consolidated Statements of Cash Flows for the Nine
                 Months Ended October 31, 2002 and 2001                                             5

                 Notes to Condensed Consolidated Financial Statements                               6

Item 2.          Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                             13

Item 3.          Quantitative and Qualitative Disclosure about Market Risk                         33

Item 4.          Controls and Procedures                                                           34

PART II  - OTHER INFORMATION                                                                       34

Item 1.          Legal Proceedings                                                                 34

Item 2.          Changes in Securities and Use of Proceeds                                         37

Item 3.          Defaults Upon Senior Securities                                                   37

Item 4.          Submission of Matters to a Vote of Security Holders                               37

Item 5.          Other Information                                                                 38

Item 6.          Exhibits and Reports on Form 8-K                                                  38

SIGNATURES                                                                                         40

CERTIFICATIONS                                                                                     40

                                     PART I

ITEM 1. - FINANCIAL STATEMENTS

                         SKILLSOFT PLC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                             OCTOBER 31,        JANUARY 31,
                                                                               2002                2002
                                                                            (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                                $     49,130        $     25,185
   Short-term investments                                                         92,322              43,761
   Accounts receivable, net                                                       54,601              17,963
   Prepaid expenses and other current assets                                       6,269               1,449
                                                                            ------------        ------------

Total current assets                                                             202,322              88,358

Property and equipment, net                                                       13,815               2,585
Goodwill and intangible assets, net                                              427,740              48,701
Long term investments                                                              1,629              13,786
Other assets                                                                       5,618                  28
                                                                            ------------        ------------

                                                                            $    651,124        $    153,458
                                                                            ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                               14,175               5,717
   Accrued expenses                                                               92,842              11,367
   Deferred revenue                                                               69,861              22,624
                                                                            ------------        ------------
Total current liabilities                                                        176,878              39,708
Long term liabilities:
    Other liabilities                                                                163                --
                                                                            ------------        ------------

Total long term liabilities                                                          163
Commitments and contingencies (Note 11)

Stockholders' equity:
      Ordinary Shares, E0,11 par value: 250,000,000 and 120,000,000 shares authorized at October 31, 2002 and January 31, 2002, respectively; 99,570,610 and 40,988,313 shares issued and outstanding at October 31, 2002 and January
31, 2002, respectively                                                            10,728               4,348
      Additional paid-in capital                                                 546,050             175,902
      Accumulated deficit                                                        (77,697)            (63,645)
      Deferred compensation                                                       (4,841)             (2,563)
      Notes receivable from stockholders                                             (58)               (338)
      Cumulative translation adjustment                                              (99)                 46

Total stockholders' equity                                                       474,083             113,750
                                                                            ------------        ------------
                                                                            $    651,124        $    153,458
                                                                            ============        ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         SKILLSOFT PLC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (UNAUDITED, IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)


                                            THREE MONTHS ENDED               NINE MONTHS
                                               OCTOBER 31,                      ENDED
                                                                              OCTOBER 31,
                                         2002             2001              2002         2001

Revenue                              $  30,369        $  11,156        $  59,589      $  29,048
Cost of revenue(1)                       5,312              579            7,133          1,645
                                     ---------        ---------        ---------      ---------

           Gross profit                 25,057           10,577           52,456         27,403

Operating expenses:
   Research and development(1)           7,702            6,126           14,886         13,485
   Selling and marketing(1)             16,428            6,970           31,691         20,113
   General and administrative(1)         7,791            1,886           11,392          5,176

   Amortization of intangible
assets and stock based
compensation                             2,263              184            3,125            552
   Restructuring and other
non-recurring Items                      6,607               --            6,607             --
                                     ---------        ---------        ---------      ---------
Total operating expenses                40,791           15,166           67,701         39,326
   Operating loss                      (15,734)          (4,589)         (15,245)       (11,923)
   Interest income                         364              754            1,194          1,358

           Net loss                  $ (15,370)       $  (3,835)       $ (14,051)     $ (10,565)
                                     =========        =========        =========      =========
Net loss per share (Note 9):
   Basic                             $   (0.20)       $   (0.10)       $   (0.27)     $   (0.31)

   Basic and diluted weighted
average ordinary shares
outstanding                             76,193           38,445           52,816         33,945



(1) The following summarizes the departmental allocation of the stock-based compensation

Cost of revenue                      $       1                1        $       3      $       3
Research and development                   113               26              292             78
Selling and marketing                      175               82              527            246
General and administrative                 150               75              316            225
                                     ---------        ---------        ---------      ---------
                                     $     439        $     184        $   1,138      $     552
                                     =========        =========        =========      =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         SKILLSOFT PLC AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                        NINE MONTHS ENDED OCTOBER 31,
                                                                          2002             2001
Cash flows from operating activities:
   Net loss                                                              $(14,051)       $(10,565)
   Adjustments to reconcile net loss to net cash used in operating activities -
      Stock-based compensation                                              1,138             552
      Depreciation and amortization                                         3,399             645
      Amortization of intangible assets                                     1,987
      Changes in current assets and liabilities -
        Accounts receivable, net                                           (3,838)           (737)
        Prepaid expenses and other current assets                           2,058            (202)
        Accounts payable                                                    5,671             262
        Accrued expenses                                                  (19,851)          2,478
        Deferred revenue                                                    4,961              14
                                                                         --------        --------
           Net cash used in operating activities                          (18,526)         (7,553)

Cash flows from investing activities:

   Merger of SkillSoft and SmartForce , net cash acquired                  49,333
   Purchases of property and equipment                                     (5,124)         (1,631)
   Purchases of investments                                               (11,540)        (54,215)
   Maturity of short-term investments                                      11,453          23,113
   Other assets                                                            (2,661)             --
                                                                         --------        --------

           Net cash provided by (used in) investing activities             41,461         (32,733)

Cash flows from financing activities:

   Issuance of ordinary shares, net of issuance costs                          --          71,977
   Proceeds from exercise of stock options and employee stock
purchase plan                                                                 771             877
   Payment on notes receivable                                                280               1
                                                                         --------        --------

           Net cash provided by financing activities                        1,051          72,855

Effect of exchange rate changes on cash and cash equivalents                  (41)             (3)
Net increase decrease in cash and cash equivalents                         23,945          32,566

Cash and cash equivalents, beginning of period                             25,185          12,547
                                                                         --------        --------
Cash and cash equivalents, end of period                                 $ 49,130        $ 45,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         SKILLSOFT PLC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. THE COMPANY

    SkillSoft PLC, formerly known as SmartForce PLC (the "Company" or "SkillSoft") was incorporated in Ireland on August 8, 1989. On September 6, 2002, the Company completed its merger with SkillSoft Corporation and, on November 19, 2002, changed its corporate name to SkillSoft PLC. For accounting purposes, due to a number of factors, including composition of the board of directors, management team, and concentrated shareholder interest, the merger with SkillSoft Corporation is accounted for as a reverse acquisition, with SkillSoft Corporation as the accounting acquirer. Accordingly, the historical financial statements of SkillSoft Corporation are the historical financial statements of the combined company, and the assets and liabilities of the Company are accounted for as required under the purchase method of accounting. The results of operations of SkillSoft PLC are included in the financial statements of the combined company from September 6, 2002, the date on which the merger was consummated. In connection with the merger, the Company changed its fiscal year end to January 31 (the fiscal year end of SkillSoft Corporation) from December 31 (the Company's historical fiscal year end).

2. BASIS OF PRESENTATION

    The accompanying, unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States, have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the condensed consolidated financial statements reflect all material adjustments (consisting only of those of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of October 31, 2002, the results of its operations for the three and nine months ended October 31, 2002 and 2001 and its cash flows for the nine months ended October 31, 2002 and 2001. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in SkillSoft Corporation's Annual Report on Form 10-K for the fiscal year ended January 31, 2002. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

3. CASH, CASH EQUIVALENTS AND INVESTMENTS

    The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. At October 31, 2002 and January 31, 2002, cash equivalents consisted mainly of commercial paper, short-term notes and money market funds. The Company accounts for its investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost, which approximates market value, and are classified as held-to-maturity. At October 31, 2002, the Company's investments consisted primarily of held-to-maturity securities that are investments in short-term notes, which had an average maturity of approximately 144 days. The investments in short-term notes are classified as current assets in the accompanying consolidated balance sheets as they mature within one year.

4. REVENUE RECOGNITION

    The Company follows the provisions of the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9. The Company derives revenue primarily pursuant to license agreements under which customers license usage of delivered products for a period of one, two or three years. On each anniversary date during the term of multi-year license agreements for courseware, customers are generally allowed to exchange any or all of the licensed products for an equivalent number of alternative products within the Company's course library.

    The annual license fee for the first year is generally billed in advance. Revenue is recognized either at the time of delivery of products or over the term of the contract, depending on specific contract terms. In the event that the customer initially specifies the entire set of licensed courses to be delivered and those courses are available and delivered on or before the contract start date, the license revenue for the first year of the contract is recognized upon execution of the contract and delivery of the courses. License fees for subsequent years of multi-year license agreements are billed generally on the anniversary date of the agreement and recognized in the manner described above; and if the customer exchanges courses and receives the exchanged courses by the renewal date, revenue is recognized in the manner described above. Revenue is recognized ratably over the license period if the number of courses that a customer has access to is not clearly defined, is not yet available or selected at the inception of the contract or if the contract has additional undelivered elements for which the Company does not have vendor specific objective evidence ("VSOE") of the fair value of the various elements. This may occur if the customer does not initially specify the entire set of licensed courses, the customer is given exchange privileges that are exercisable other than on the contract anniversaries, the customer licenses all courses currently available and to be developed during a particular term, or if VSOE does not exist for an undelivered element. In some circumstances, the Company offers payment terms of up to six months from the initial shipment date or anniversary date for multi-year agreements to its customers. To the extent that a customer is given extended payment terms, revenue is recognized as cash becomes due, assuming all of the other elements of revenue recognition have been satisfied.

    The Company also derives revenue from extranet hosting/application service provider ("ASP") services and online mentoring services. Revenue related to extranet hosting/ASP services and online mentoring services is recognized on a straight line basis over the period in which the services are provided to the extent the Company has VSOE for those services. For multi-element agreements where the Company provides these services, vendor specific objective evidence exists to allocate the total fee to the elements of the agreement.

    The cost of satisfying any Post Contract Support ("PCS"), which essentially represents a warranty obligation, is accrued at the time license revenue is recognized, as PCS fees are included in the annual license fee. The accrued PCS costs are included in deferred revenue in the accompanying consolidated balance sheets. The estimated cost of providing PCS during the agreements is insignificant and the Company does not offer it separately.

     The Company records deferred revenue when either cash is received or amounts have been billed in advance of products or services provided. Deferred revenue includes the unrecognized portion of revenue associated with license fees for which the Company has received payment or for which amounts have been billed and are currently due for payment. In addition, deferred revenue includes amounts which have been billed and not collected for which revenue is being recognized ratably over the license period, which totaled (including amounts valued in Note 5) approximately $69.9 million at October 31, 2002 and $22.6 million at January 31, 2002, respectively.

5. BUSINESS COMBINATION

SKILLSOFT CORPORATION

     On September 6, 2002, the Company completed a merger (the "Merger") with SkillSoft Corporation, a leading provider of e-learning courseware and Referenceware for business and IT professionals. As a result of the Merger, each issued and outstanding share of common stock, par value $0.001 per share, of SkillSoft Corporation (the "SkillSoft Common Stock") was automatically converted into the right to receive 2.3674 (the "Exchange Ratio") validly issued and fully paid ordinary shares, nominal value E0.11 per share, of the Company, with each ordinary share represented by an American Depositary Share of the Company (the "ADS"). The Company also assumed each outstanding option to purchase SkillSoft Common Stock, which had been granted under SkillSoft Corporation's existing stock option plans, under the same exchange ratio. As SkillSoft Corporation is the accounting acquirer in the transaction, the calculation of the stock consideration is calculated based on SmartForce ordinary shares and options outstanding. Consequently, this transaction resulted in the issuance of approximately 57.4 million ordinary shares (represented by ADSs) of the Company with a fair value of approximately $317.4 million, the assumption of options to purchase approximately 15.7 million ordinary shares (represented by ADSs) with a Black-Scholes fair value of approximately $38.9 million, and estimated direct transaction costs of $15.3 million. The fair value of the Company's ADSs was derived using a market price per ADS of $5.53, which was based on an average of the closing prices for a range of six trading days around the announcement date (June 10, 2002) of the acquisition. Immediately following the Merger, the former stockholders of SkillSoft Corporation owned approximately 42% of the outstanding ordinary shares of the Company.

     In preparing the closing balance sheet of SmartForce PLC as at September 6, 2002, the Company discovered certain accounting issues relating to the historical financial statements of SmartForce PLC (which, following the Merger, are no longer the Company's historical financial statements - see Note 1.) On November 19, 2002, the Company announced its intent to restate the SmartForce PLC financial statements for 1999, 2000, 2001 and the first two quarters of 2002. Due to the planned restatement, the Company is not currently providing the pro forma results of the combined entity. In addition, the purchase price and its allocation are still estimates and subject to revision based on the impact of the results of the restatement of the historical SmartForce financial statements, along with any other subsequent adjustments to pre-acquisition contingencies and/or accrued expenses that might occur.

Based on an independent preliminary valuation, the total purchase price of approximately $371.6 million has been allocated as follows (in thousands):

Cash and cash equivalents                                            $  51,318
Short-term investments                                                  34,830
Accounts receivable, net                                                28,445
Prepaid expenses and other current assets                                6,803
Property and equipment                                                   9,491
Goodwill                                                               344,026
Amortizable intangible assets                                           37,000
Other assets                                                             4,491
Accounts payable                                                        (2,783)
Accrued expenses                                                      (103,610)
Deferred revenue                                                       (38,373)
                                                                     ---------
Total                                                                $ 371,638
                                                                     =========


     The Company allocated the purchase price to the tangible assets, liabilities and intangible assets acquired, based on their estimated fair values. The excess purchase price over those fair values was recorded as goodwill. The fair value assigned to the intangible assets acquired was based on valuations prepared by an independent third party appraisal firm using estimates and assumptions provided by management. The goodwill recorded as a result of these acquisitions is not expected to be deductible for tax purposes. The assignment of goodwill to reporting units for these acquisitions has not yet been completed. In accordance with SFAS No. 142, goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized but will be reviewed periodically for impairment. The Company will complete an impairment analysis of goodwill during the quarter ending January 31, 2003.

AMORTIZABLE INTANGIBLE ASSETS

     Of the purchase price, approximately $37.0 million has been allocated to amortizable intangible assets including contractual customer relationships ($12.0 million) and course content ($25.0 million). Contractual customer relationships are existing contracts that relate to underlying customer relationships pertaining to the services provided by the Company. The Company expects to amortize the fair value of these assets on an accelerated basis over a weighted average estimated useful life of approximately 5 years. Course content includes courses in both soft skills and information technology. All courseware is deployable via the Internet or corporate intranets. The Company expects to amortize the fair value of these assets on a straight-line basis over a weighted average estimated useful life of approximately 4 years.

DEFERRED REVENUE

       Further, at the date of the Merger, due to the nature of the Company's business, the Company had remaining contractual obligations to customers of SmartForce PLC. The obligations principally involve delivery of future products and services. The Company has recorded deferred revenue as of the Merger date based on a preliminary valuation prepared by an independent third party appraisal firm using estimates and assumptions provided by management of these estimated obligations in accordance with Emerging Issues Task Force ("EITF") 01-03, "Accounting in a Business Combination for Deferred Revenue of an Acquiree". To the extent that in the future, actual costs are determined to be significantly less than those estimated in this valuation, the Company would reduce deferred revenue and record a corresponding reduction in goodwill. The Company will be amortizing deferred revenue over the average remaining term of the contracts and the estimated period to satisfy these customer obligations.

DEFERRED COMPENSATION

     The Company has recorded approximately $3.4 million of deferred compensation attributable to unvested stock options assumed in the Merger, which will be amortized over the remaining vesting period of the underlying options.

DEFERRED TAXES

     The Company has recorded as part of purchase accounting a deferred tax liability on the separately identified intangible assets. In addition, through purchase accounting the Company has recognized a deferred tax asset relative to acquired net operating losses of a similar amount.

6.   OTHER CHARGES

MERGER AND EXIT COSTS

     During the quarter ended October 31, 2002, in connection with the Merger, the Company's management approved and initiated plans to restructure the operations of pre-acquisition SmartForce PLC to eliminate redundant facilities and headcount, reduce cost structure, and better align the Company's operating expenses with existing economic conditions. Consequently, the Company recorded $45.9 million of costs primarily relating to exiting activities of pre-acquisition SmartForce PLC, such as severance and related benefits, costs to vacate leased facilities and other pre-acquisition liabilities. These costs are accounted for under EITF 95-3, "Recognition of Liabilities in Connection with Purchase Business Combinations". These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the purchase price, and have been included as an increase to goodwill.

     The reductions in employee headcount totaled approximately 518 employees from the administrative, sales, marketing and development functions, and amounted to a charge of approximately $12.1 million. Approximately $6.5 million was paid out against the exit plan accrual during the quarter ended October 31, 2002, and the remaining amount of $39.4 million is expected to be paid by October 2003. The merger and exit costs consist of the following:

                                    Employee
                                  Severance and      Cost to Vacate     Customer
                                  Related Costs        Facilities      Obligations    Other Costs    Total
Exit costs incurred in the
acquisition                          $16,177            $11,187         $10,563       $ 7,966       $45,893
Payments made during the
quarter ended October 31, 2002       $ 4,305            $   383         $     9       $ 1,780       $ 6,477
                                     -------            -------         -------       -------       -------
Merger and cost accrual
October 31, 2002                     $11,872            $10,804         $10,554       $ 6,186       $39,416
                                     =======            =======         =======       =======       =======

RESTRUCTURING AND OTHER NON-RECURRING ITEMS

 During the quarter ended October 31, 2002, the Company incurred operating expenses of approximately $6.6 million, which are classified as Restructuring and Other Non-Recurring Items in the accompanying condensed consolidated statements of operations. Approximately $4.2 million of these operating expenses principally represent the compensation cost of severed SmartForce PLC employees for services rendered during the quarter ended October 31, 2002 and prior to such employees' termination dates. Also included in the $6.6 million are certain other non-recurring costs incurred by SkillSoft Corporation as a result of the Merger.

7.    GOODWILL AND INTANGIBLE ASSETS

      On February 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets", which requires companies to discontinue amortizing goodwill and certain intangible assets with indefinite useful lives and requires an annual review for impairment. The non-amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. The Company's goodwill and intangible assets relate to the Merger and the acquisition by SkillSoft Corporation of Books24x7.com on December 28, 2001, which was accounted for in accordance with the non-amortization provisions of SFAS 142. Therefore, there is no impact on the comparability of the accompanying condensed consolidated statements of operations as a result of discontinuing the amortization of goodwill.

Goodwill and intangible assets are as follows:



                                                October 31, 2002                                January 31, 2002
                                   Gross                            Net             Gross                               Net
                                  Carrying        Accumulated    Carrying         Carrying         Accumulated        Carrying
                                   Amount        Amortization     Amount            Amount         Amortization         Amount

                                                             (Dollars in thousands)


Internally developed
software/courseware             $    25,600       $     1,208   $    24,392       $       600       $        17       $       583
Customer contracts                   12,500       $       806        11,694               500                10               490
Trademarks and trade name               900                --           900               900                --               900
                                -----------       -----------   -----------       -----------       -----------       -----------
                                     39,000             2,014        36,986             2,000                27             1,973
Goodwill                            390,754                --       390,754            46,728                --            46,728
                                -----------       -----------   -----------       -----------       -----------       -----------
                                $   429,754       $     2,014   $   427,740       $    48,728       $        27       $    48,701
                                ===========       ===========   ===========       ===========       ===========       ===========


A reconciliation of the net carrying amount of intangible assets as of October 31, 2002 and January 31, 2002 is as follows:


                                  Net Carrying
                                    Amount
                                (in thousands)
Balance at January 31, 2002          48,701
Acquired intangibles                381,026
Amortization expense                 (1,987)
                                  ---------
Balance at October 31, 2002       $ 427,740
                                  =========

Amortization expense for the nine months ended October 31, 2002 and the fiscal year ended January 31, 2002 is as follows:

                        Nine Months Ended              Fiscal Year Ended
                        October 31, 2002               January 31, 2002
                                   (Dollars in thousands)
Internal developed
software/courseware       $     1,191                   $        17
Customer contracts                796                            10
                          -----------                   -----------
                          $     1,987                   $        27
                          ===========                   ===========

Amortization expense for the next five fiscal years is expected to be as follows: (in thousands):

Fiscal Year             Amortization Expense
    2003                      $4,683
    2004                       9,623
    2005                       8,996
    2006                       8,316
    2007                       4,686

The Company will be conducting its annual impairment test of goodwill in the fourth quarter of the fiscal year ending January 31, 2003.

8. COMPREHENSIVE INCOME (LOSS)

    SFAS No. 130, "Reporting Comprehensive Income", requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, other events and circumstances from non-owner sources. The translation adjustment is the only element of comprehensive income (loss) incurred by the Company other than net income
(loss). The components of comprehensive income (loss) for the three and nine months ended October 31, 2002 and 2001 are as follows:


                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                   OCTOBER 31,                    OCTOBER 31,
                                               2002           2001             2002            2001
Comprehensive loss:
      Net loss                               $(15,370)       $ (3,835)       $(14,051)       $(10,565)
      Other comprehensive loss -
           Foreign currency adjustment            (97)             (7)           (141)            (13)

             Comprehensive income loss       $(15,467)       $ (3,842)       $(14,192)       $(10,578)


9. NET LOSS PER SHARE

    Basic net loss per share was determined by dividing net loss by the weighted average number of shares outstanding during the period. Diluted net loss per share was computed by giving effect to all dilutive potential shares outstanding. Basic and diluted net loss per share for the three and nine months ended October 31, 2002 are the same as outstanding options, as unvested restricted shares are antidilutive because the Company has recorded a net loss for the period. As a result of the reverse acquisition, historical SkillSoft Corporation shares have been restated into SmartForce ADSs using the exchange ratio of 2.3674 SkillSoft Corporation shares per SmartForce ADS. Historical SkillSoft Corporation shares for all periods presented have been adjusted to reflect this exchange ratio. The calculation of basic net loss per share and diluted net loss per share is as follows:

                                                            THREE MONTHS ENDED OCTOBER 31,   NINE MONTHS ENDED OCTOBER 31,
                                                              2002              2001           2002             2001

Net loss applicable to ordinary shares                  $    (15,370)     $     (3,835)    $    (14,051)    $    (10,565)

Computation of basic and diluted net loss per share:

Weighted average shares outstanding                       76,193,237        38,445,255       52,816,127       33,944,768
Basic and diluted net loss per share                    $      (0.20)     $      (0.10)    $      (0.27)    $      (0.31)
                                                        ------------      ------------     ------------     ------------



10.    INCOME TAXES

     The Company operates as a holding company with operating subsidiaries in several countries and each subsidiary is taxed based on the laws of the jurisdiction in which it operates. For the periods presented, due to its losses the Company did not have a tax provision.

     The Company has significant net operating loss ("NOL") carryforwards, which are subject to potential limitations based upon change in control provisions of section 382 of the Internal Revenue Code. Other than the NOL's utilized to offset the deferred tax requirement specified in Note 5 the Company has not recognized any benefits from its NOL carryforwards.

11.   COMMITMENTS AND CONTINGENCIES

     See Part II - Item 1, entitled "Legal Proceedings", for a description of litigation involving the Company.

12.  DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE

    SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company's chief operating decision-makers, as defined under SFAS No. 131, are the Chief Executive Officer and the Chief Financial Officer. To date, the Company has viewed its operations and managed its business as principally one operating segment. As a result, the financial information disclosed herein represents all of the material financial information related to the Company's principal operating segment.

13.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 146, "Accounting for Costs Associated With Exit or Disposal Activities". SFAS 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Therefore, SFAS 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of this Statement to have a material impact on its consolidated financial statements.

      In November 2002, FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which requires certain guarantees to be recorded at fair value as opposed to the current practice of recording a liability only when a loss is probable and reasonably estimable and also requires a guarantor to make significant new guaranty disclosures, even when the likelihood of making any payments under the guarantee is remote. The Interpretation's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for interim or annual periods ending after December 15, 2002, and the Company will adopt the disclosure requirements of the Interpretation in its January 31, 2003 annual financial statements. The Company is currently evaluating the effects this Interpretation may have on its consolidated financial statements.

     On December 31, 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 148's amendment of the transition and annual disclosure provisions of SFAS No. 123 are effective for fiscal years ending after December 15, 2002, with earlier application permitted for entities with fiscal years ending prior to December 15, 2002, provided that financial statements for the 2002 fiscal year were not issued prior to the issuance of SFAS No. 148 (December 31, 2002). The disclosure requirements for interim financial statements containing condensed consolidated financial statements are effective for interim periods beginning after December 15, 2002. The Company will adopt the disclosure requirements of SFAS No. 148 in its January 31, 2003 annual financial statements.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Any statement in this Quarterly Report on Form 10-Q about our future expectations, plans and prospects, including statements containing the words "believes," "anticipates," "plans," "expects," "will" and similar expressions, constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including those set forth in this Item 2 under the heading "Future Operating Results".

    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q.

OVERVIEW

     We are a leading provider of comprehensive e-Learning solutions to global 5000 businesses and governmental organizations. We offer learning solutions in both a variety of professional effectiveness and business topics (commonly called "soft skills" or "business skills") and information technology (IT). We provide our customers with a comprehensive offering of Web-based e-Learning solutions and integrated performance support tools. Our soft skills library encompasses a wide array of subjects including leadership, teamwork, communications, sales, finance, marketing, and strategic planning. Our total active courseware library consisted of approximately 4,946 courses as of October 31, 2002 with 1,732 in soft skills and 3,214 in IT. SkillSimulations totaled 43 for the quarter ended October 31, 2002. We regularly add new courses to cover new technologies and new subjects requested by our customers or that we believe our customers will want. We regularly retire courses from our active library as certain technologies become outdated or used less frequently by our customers, and as we replace older courses with newer and higher quality versions. This combination of adding and retiring courses, which is part of our continuous effort to ensure the currency and highest quality of our active library, will cause the overall active library size to fluctuate.

In addition to courseware, we are a leading provider of Referenceware solutions offering subscription clients detailed online searches to more than 2,900 unabridged business and IT books.

     The merger of SmartForce PLC and SkillSoft Corporation closed on September 6, 2002. For accounting purposes, the merger was accounted for as a reverse acquisition, with SkillSoft Corporation as the accounting acquirer, and in accordance with the purchase method of accounting. The historical financial statements of SkillSoft Corporation have become our historical financial statements, and the results of operations of SkillSoft PLC (formerly known as SmartForce PLC) are included in our results of operations only from September 6, 2002. Accordingly, a primary reason for the increase in our revenue and operating expenses from the three and nine months ended October 31, 2001 to the three and nine months ended October 31, 2002 is the inclusion of the operating results of SkillSoft PLC for the post-September 6, 2002 period.

    We derive revenue primarily from license agreements under which customers license our products for periods of one, two or three years. The pricing for our courseware licenses varies based upon the number of course titles licensed by a customer, the number of users within the customer's organization and the length of the license agreement. For example, a customer who purchases 200 titles for 1,000 users for 1 year would ordinarily pay approximately $110,000. We do offer discounts from this ordinary pricing, and purchasers of licenses for larger numbers of courses, for larger user bases or for longer periods generally receive discounts. Our license agreements typically permit customers to exchange courses, generally on the contract anniversary date. A Referenceware license gives users access to the full library within one or more collections (ITPro, BusinessPro and OfficeEssentials) from our Books24x7.com Group. The pricing for our Referenceware licenses varies based on the collections specified by the customer, the number of users within the customer's organization and the length of the license agreement. For example, a customer who purchases the ITPro collection for 100 users for 3 years ordinarily would pay $177 per user. We offer discounts on Referenceware products as well. Customers may amend the license agreements, for an additional fee, to gain access to additional courses and/or to increase the size of the user base. We also derive revenue from hosting fees for clients that use our solutions on an Application Service Provider (ASP) basis. In selected circumstances, we derive revenue on a pay-for-use basis under which some customers are charged based on the number of courses accessed by users. Revenue derived from pay-for-use contracts has been minimal to date.

     We generally bill the annual license fee for the first year of a multi-year agreement in advance. We recognize revenue with respect to licenses either at the time of delivery of products or over the term of the contract, depending on specific contract terms. In the event that the customer specifies all licensed courses to be delivered at the outset and those courses are available and delivered on or before the contract start date, we recognize license revenue for the first year of the contract upon execution of the contract and delivery of the courses. We generally bill license fees for subsequent years of multi-year license arrangements on the anniversary date of the agreement, and if the customer exchanges courses and receives the exchanged courses by the renewal date, revenue is recognized in the manner described above. We recognize revenue ratably over the license period if the number of courses that a customer has access to is not clearly defined, or is not yet available or selected at the inception of the contract, or if the contract has additional undelivered elements for which the Company does not have vendor specific objective evidence
(VSOE) of the fair value of the various elements. This may occur if the customer does not specify all licensed courses at the outset, the customer is given exchange privileges that are exercisable other than on the contract anniversaries, the customer licenses all courses currently available and to be developed during a particular term or if VSOE does not exist for an undelivered element. This approach results in the building of backlog of future revenue streams. If we give a customer extended payment terms, we recognize revenue as cash becomes due, assuming all of the other requirements for revenue recognition have been satisfied. We also derive revenue from extranet hosting/ASP services and online mentoring services. We recognize revenue related to extranet hosting/ASP services and online mentoring services on a straight-line basis over the period in which the services are provided to the extent the Company has VSOE for those services.

    Our backlog at any given time represents the amount of license fees which are due to us under existing license agreements but which we have not yet recognized as revenue. This amount is comprised of license fees attributable to licensed courses that have not yet been selected by the customer or delivered by us and to future years of non-cancelable multi-year license agreements. Our backlog can vary based upon a number of factors, including the timing of the execution of new license agreements, the timing of product deliveries, and the length of our license agreements. Annual backlog includes license fees involving
(1) licensed courses/Referenceware that have not been selected by and delivered to the customer, (2) special terms, including exchange privileges and extended payment terms, as part of the non-cancelable license agreement, and (3) revenue to be recognized for non-cancelable license agreements that are renewing during the following twelve-month period.

    Cost of revenue includes the cost of materials (such as storage media), packaging, duplication, custom library CD production, internet hosting services, the cost of online mentoring services, royalties and certain infrastructure and occupancy expenses. We generally recognize these costs as incurred. Research and development expenses consist primarily of salaries and benefits, certain infrastructure and occupancy expenses, fees to consultants and course content development fees. We account for software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" which requires the capitalization of certain computer software development costs incurred after technological feasibility is established. To date, development costs after establishment of technological feasibility have been immaterial, and we have expensed all software development costs as incurred. Selling and marketing expenses consist primarily of salaries, commissions and benefits, advertising and promotion, travel and certain infrastructure and occupancy expenses. General and administrative expenses consist primarily of salaries and benefits, consulting and service expenses, legal expenses, other public company costs and certain infrastructure and occupancy expenses.

CRITICAL ACCOUNTING POLICIES

     Our significant accounting policies are summarized within the footnotes to the consolidated financial statements included in the Annual Report on Form 10-K of SkillSoft Corporation for the year ended January 31, 2002. However, we believe the accounting policies described below are particularly important to the portrayal and understanding of our financial position and results of operations and require application of significant judgment by our management. In applying these policies, management uses its judgment in making certain assumptions and estimates.

REVENUE RECOGNITION

      We recognize revenue in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) No. 97-2: Software Revenue Recognition, as amended by SOP No. 98-4 and SOP No. 98-9. These statements require that four basic criteria must be satisfied before revenue can be recognized:

        - Persuasive evidence of an arrangement between SkillSoft and a third party exists;

        -     Delivery of our product has occurred;

        -     The sales price for the product is fixed or determinable; and

        -     Collection of the sales price is probable.

     Our management uses its judgment concerning the satisfaction of these criteria, particularly the criteria relating to the determination of when delivery has occurred and the criteria relating to the collectibility of the receivables relating to such sales. Should changes and conditions cause management to determine that these criteria are not met for certain future transactions, revenue recognized for any period could be adversely affected. However, this is mitigated by the fact that the majority of our revenue is recognized ratably over the term of the respective license.

DEFERRED REVENUE

  We record deferred revenue when either cash is received or amounts have been billed in advance of products or services provided. At the date of the merger, due to the nature of our business, we had remaining contractual obligations to customers of SmartForce PLC. The obligations principally involve delivery of future products and services. We have recorded deferred revenue as of the merger date based on a preliminary valuation prepared by an independent third party appraisal firm using estimates and assumptions provided by management of these estimated obligations in accordance with EITF 01-03, "Accounting in a Business Combination for Deferred Revenue of an Acquiree". To the extent that in the future, actual costs are determined to be significantly less than those estimated in this valuation, we would reduce deferred revenue and record a corresponding reduction in goodwill. We will be amortizing deferred revenue over the average remaining term of the contracts and the estimated period to satisfy these contractual obligations.

IMPAIRMENT OF LONG-LIVED ASSETS

         We review the carrying value of long-lived assets periodically, based upon the expected future and discounted operating cash flows of our business. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future markets and operating conditions. Actual results may differ materially from these estimates. The timing and size of impairment charges involves the application of management's judgment and could significantly affect our operating results. As a result of the merger, some of our largest assets are long-lived assets, including goodwill. We will perform an impairment analysis of the goodwill along with other intangibles in the quarter ending January 31, 2003.

LEGAL CONTINGENCIES

         We are currently involved in certain legal proceedings. In connection with these legal proceedings, which we discuss in Part II - Item 1, management periodically reviews estimates of potential costs to be incurred by SkillSoft in connection with the adjudication or settlement, if any, of these proceedings. These estimates are developed in consultation with our outside counsel and are based on an analysis of potential litigation outcomes and settlement strategies. In accordance with SFAS No. 5, "Accounting for Contingencies", loss contingencies are accrued if, in the opinion of management, an adverse outcome is probable and such outcome can be reasonably estimated. We do not currently have a basis for concluding that these proceedings will have a material adverse effect on our financial position; however, it is possible that future results for any particular quarter or annual period may be materially affected by changes in our assumptions or the effectiveness of our strategies relating to these proceedings.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2002 VERSUS THREE MONTHS ENDED OCTOBER 31, 2001

    Revenue increased 172% to $30.4 million in the three months ended October 31, 2002 from $11.2 million in the three months ended October 31, 2001. This increase was due primarily to the addition of revenue from SmartForce's historical customer base. To a lesser extent, this increase resulted from new SkillSoft Corporation customers and increased revenue from existing SkillSoft Corporation customers.

    Cost of revenue increased 817% to $5.3 million in the three months ended October 31, 2002 from $579,000 in the three months ended October 31, 2001. Cost of revenue as a percentage of total revenue was 17% for the three months ended October 31, 2002 versus 5% for the three months ended October 31, 2001. These increases were primarily due to increased costs of supporting the SmartForce hosting business and royalty fees associated with SmartForce's IT product line and, to a lesser extent, our Referenceware product line.

    Research and development increased 26% to $7.7 million in the three months ended October 31, 2002 from $6.1 million in the three months ended October 31, 2001. This increase was primarily due to the addition of SmartForce's development organization. Research and development expenses as a percentage of total revenue decreased to 25% in the three months ended October 31, 2002 from 55% in the three months ended October 31, 2001. We expect research and development expenses to continue to increase in absolute dollars, although we believe our outsourcing strategy for some of our courses provides us significant flexibility to control these expenditures.

      Selling and marketing expenses increased 136% to $16.4 million in the three months ended October 31, 2002 from $7.0 million in the three months ended October 31, 2001. Selling and marketing expenses increased due to the addition of SmartForce's sales and marketing organization and related costs. Selling and marketing expenses as a percentage of total revenue decreased to 54% in the three months ended October 31, 2002 from 63% in the three months ended October 31, 2001. We believe that a significant investment in selling and marketing to expand our distribution channels worldwide is required to remain competitive, and we therefore expect selling and marketing expenses in absolute dollars to continue to increase.

      General and administrative expenses increased 313%, to $7.8 million in the three months ended October 31, 2002 from $1.9 million in the three months ended October 31, 2001. General and administrative expenses as a percentage of total revenue increased to 26% in the three months ended October 31, 2002 from 17% in the three months ended October 31, 2001. General and administrative expenses increased primarily due to the SmartForce-SkillSoft merger. These expenses also increased as a result of higher litigation costs in the quarter ended October 31, 2002. We anticipate that general and administrative expenses will continue to increase in absolute dollars due primarily to increases in litigation expenses and the increased costs of operating as a public company.

      Amortization of intangible assets was $1.8 million in the three months ended October 31, 2002; no amortization was recorded in the three months ended October 31, 2001. Intangible assets being amortized are internally developed software and courseware and customer contracts.

      Stock-based compensation expense increased to $439,000 in the three months ended October 31, 2002 from $184,000 in the three months ended October 31, 2001. The increase reflects additional deferred compensation expense as a result of the SmartForce-SkillSoft merger and the Books 24x7.com, Inc. acquisition in December 2001. The expense was primarily the result of amortization of deferred compensation resulting from granting of stock options to employees at exercise prices below the fair market value of the stock and the sale of restricted common stock with sales prices below the fair market value of the stock. The stock options granted at exercise prices below fair market value of the stock were granted by SkillSoft Corporation prior to its initial public offering and by Books24x7.com, prior to its acquisition by SkillSoft Corporation in December 2001.

      During the quarter ended October 31, 2002, in connection with the SmartForce-SkillSoft merger, we recorded charges of $6.6 million for restructuring and other non-recurring items. These relate to compensation costs for certain terminated SmartForce employees. See Note 6 of the Notes to Consolidated Financial Statements.

      Interest income decreased to $364,000 in the three months ended October 31, 2002 from $754,000 in the three months ended October 31, 2001. This decrease was primarily due to lower interest rates.

NINE MONTHS ENDED OCTOBER 31, 2002 VERSUS NINE MONTHS ENDED OCTOBER 31, 2001

      Revenue increased 105% to $59.6 million in the nine months ended October 31, 2002 from $29.0 million in the nine months ended October 31, 2001. This increase was due primarily to the addition of revenue from SmartForce's historical customer base. To a lesser extent, this increase resulted from new SkillSoft Corporation customers and increased revenue from existing SkillSoft Corporation customers.

      Cost of revenue increased 334% to $7.1 million in the nine months ended October 31, 2002 from $1.6 million in the nine months ended October 31, 2001. Cost of revenue as a percentage of revenue was 12% in the nine months ended October 31, 2002 versus 6% in the nine months ended October 31, 2001. These increases were primarily due to increased costs of supporting the SmartForce hosting business and royalty fees associated with SmartForce's IT product line and, to a lesser extent, our Referenceware product line.

      Research and development expenses increased 10% to $14.9 million in the nine months ended October 31, 2002 from $13.5 million in the nine months ended October 31, 2001. This increase was primarily due to the addition of SmartForce's development organization during the quarter ended October 31, 2002. Research and development expenses as a percentage of total revenue decreased to 25% in the nine months ended October 31, 2002 from 46% in the nine months ended October 31, 2001.

      Selling and marketing expenses increased 58% to $31.7 million in the nine months ended October 31, 2002 from $20.1 million in the nine months ended October 31, 2001. Selling and marketing expenses increased primarily due to the addition of SmartForce's sales and marketing organization and related costs in the quarter ended October 31, 2002. This increase was due to a lesser extent to increased costs associated with the SkillSoft Corporation sales and marketing organization. Selling and marketing expenses as a percentage of total revenue decreased to 53% in the nine months ended October 31, 2002 from 69% in the nine months ended October 31, 2001.

      General and administrative expenses increased approximately 120% to $11.4 million in the nine months ended October 31, 2002 from $5.2 million in the nine months ended October 31, 2001. General and administrative expenses as a percentage of total revenue increased to 19% in the nine months ended October 31, 2002 from 18% in the nine months ended October 31, 2001. General and administrative expenses increased primarily due to the SmartForce-SkillSoft merger. These expenses also increased as a result of higher litigation costs.

      Amortization of intangible assets was approximately $2.0 million for the nine months ended October 31, 2002; no amortization was recorded in the nine months ended October 31, 2001. Intangible assets being amortized are internally developed software and customer contracts.

      Stock-based compensation expense increased to $1.1 million in the nine months ended October 31, 2002 from $552,000 in the nine months ended October 31, 2001. The increase reflects additional deferred compensation expense as a result of the SmartForce-SkillSoft merger and the Books 24x7.com, Inc. acquisition in December 2001. The expense was primarily the result of amortization of deferred compensation resulting from granting of stock options to employees at exercise prices below the fair market value of the stock and the sale of restricted common stock with sales prices below the fair market value of the stock. The stock options granted at exercise prices below fair market value of the stock were granted by SkillSoft Corporation prior to its initial public offering and by Books24x7.com, prior to its acquisition by SkillSoft Corporation in December 2001.

      Interest income decreased to $1.2 million in the nine months ended October 31, 2002 from $1.4 million in the nine months ended October 31, 2001. This decrease was primarily due to lower interest rates.

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

      We have significant operations and when we are profitable, will generate a majority of our taxable income in Ireland. Certain of our Irish operating subsidiaries are taxed at rates substantially lower than tax rates in effect in the United States and other countries in which we have operations. The primary Irish trading subsidiary currently qualifies for a 10% tax rate on income derived from software substantially developed in Ireland. Another Irish subsidiary is income tax exempt in respect of income from patented inventions, the research and development of which was carried out in Ireland. If such subsidiaries were no longer to qualify for such tax rates or if the tax laws were rescinded or changed, our operating results could be materially adversely affected. Moreover, because we incur income tax in several countries, an increase in our profitability in one or more of these countries could result in a higher overall tax rate. In addition, if tax authorities were to challenge successfully the manner in which profits are recognized among our subsidiaries, our taxes could increase and our cash flow and net income could be materially adversely affected.

      Following our merger with SkillSoft Corporation, a larger proportion of our operations and of our revenue will be generated in the United States, where tax rates are higher than our current effective tax rate. Though SkillSoft Corporation has net operating loss carryforwards that can be used to reduce the resulting taxes, those carryforwards are subject to limitation under the tax laws which apply by virtue of the merger. Our tax rate in the future will depend on, among other things, the proportion of our taxable income attributable to activities performed by SkillSoft Corporation's U.S. operations. We are in the process of exploring the reorganization of SkillSoft's operations and possibly repatriating certain assets to Ireland. This potential reorganization may help us maintain an effective tax rate similar to that currently applicable to us.

     Due to the losses incurred for all of the periods presented, we have not recorded a provision for income taxes.


LIQUIDITY AND CAPITAL RESOURCES

      As of October 31, 2002, our principal source of liquidity was our cash and cash equivalents and short-term investments, which totaled $141.5 million.

      Net cash used in operating activities was $18.5 million for the nine months ended October 31, 2002, which reflects primarily our net loss, as well as increased operating activities resulting from the SmartForce-SkillSoft merger.

      Our primary investing activity during the nine months ended October 31, 2002 was the acquisition of cash as a result of the SmartForce-SkillSoft merger. In addition the property and equipment purchases for the nine months ended October 31, 2002 and 2001 were approximately $5.1 million and $1.6 million, respectively. Maturation of investments, net of purchases (short and long-term), generated a immaterial net cash inflow in the nine months ended October 31, 2002 compared to a net cash outflow of approximately $31.1 million in the nine months ended October 31, 2001.

     Cash provided by financing activities was approximately $1.1 million and $72.9 million for the nine months ended October 31, 2002 and 2001, respectively. For the nine months ended October 31, 2002, this consisted of approximately $0.9 million from the exercise of ordinary share options. For the nine months ended October 31, 2001, this consisted of the net proceeds from the sale of SkillSoft Corporation common stock in the secondary offering of approximately $72.0 million and $0.9 million from the exercise of stock options.

      Working capital was approximately $26.0 million and $48.7 million as of October 31, 2002 and January 31, 2002, respectively. Total assets were approximately $651.1 million and $153.5 million as of October 31, 2002 and January 31, 2002, respectively. As a result of the Smartforce-SkillSoft merger, approximately $343.5 million and $37.0 million, respectively, have been allocated to goodwill and separately identifiable intangible assets.

     We expect to continue to experience significant growth in capital expenditures and operating expenses, particularly sales and marketing and product development expenses, for the foreseeable future in order to execute our business plan. To the extent that our execution of the business plan results in increased sales, we expect to experience corresponding increases in deferred revenue and prepaid expenses. We expect that the principal sources of funding for our operating expenses, capital expenditures and other liquidity needs will be a combination of our available cash equivalents and marketable securities (which totaled $141.5 million as of October 31, 2002) and funds generated from operations. Approximately $6.5 million was paid out against the exit plan accrual during the quarter ended October 31, 2002. Approximately $30.00 million of the $39.4 million is expected to be paid by January 2004, and the remaining value of approximately $9.4 million is expected to be disbursed between January 2004 and December 2005. We believe our current funds and expected cash flows from operating activities will be sufficient to fund our operations for at least the next 12 months. However, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon the successful execution of our business plan and worldwide economic conditions. In addition, our cash needs may increase due to factors such as unanticipated developments in our business or significant acquisitions.

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities". SFAS 146 EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Therefore, SFAS 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

In November 2002, FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which requires certain guarantees to be recorded at fair value as opposed to the current practice of recording a liability only when a loss is probable and reasonably estimable and also requires a guarantor to make significant new guaranty disclosures, even when the likelihood of making any payments under the guarantee is remote. The Interpretation's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for interim or annual periods ending after December 15, 2002, and we will adopt the disclosure requirements of the Interpretation in our January 31, 2003 annual financial statements. We are currently evaluating the effects this Interpretation may have on our consolidated financial statements.

On December 31, 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 148's amendment of the transition and annual disclosure provisions of SFAS No. 123 are effective for fiscal years ending after December 15, 2002, with earlier application permitted for entities with fiscal years ending prior to December 15, 2002, provided that financial statements for the 2002 fiscal year were not issued prior to the issuance of SFAS No. 148 (December 31, 2002). The disclosure requirements for interim financial statements containing condensed consolidated financial statements are effective for interim periods beginning after December 15, 2002. We will adopt the disclosure requirements of Statement 148 in our January 31, 2003 annual financial statements.

FUTURE OPERATING RESULTS

RISKS RELATED TO LEGAL PROCEEDINGS

IN CONNECTION WITH OUR RESTATEMENT OF HISTORICAL FINANCIAL STATEMENTS, CLASS ACTION LAWSUITS HAVE BEEN FILED AGAINST US AND ADDITIONAL LAWSUITS MAY BE FILED, AND THE SEC MAY COMMENCE A FORMAL INVESTIGATION.

While preparing the closing balance sheet of SmartForce PLC as at September 6, 2002, the date on which we closed our merger with SkillSoft Corporation, we discovered certain accounting issues relating to the historical financial statements of SmartForce PLC (which, following the merger, are no longer our historical financial statements - see Note 1 of Notes to Consolidated Financial Statements). On November 19, 2002, we announced our intent to restate the SmartForce PLC financial statements for 1999, 2000, 2001 and the first two quarters of 2002. Following this announcement, four lawsuits claiming to be class actions were commenced against us and certain of our current and former directors and officers, by or on behalf of persons claiming to be our shareholders and persons claiming to have purchased or otherwise acquired our securities at specified periods beginning as early as October 19, 1999 and continuing after September 6, 2002. Additional lawsuits may be filed against us. Regardless of the outcome of any of these actions, it is likely that we will incur substantial defense costs and that such actions will cause a diversion of our management's time and attention. If we do not prevail in these cases we could be required to pay substantial damages or settlement costs, which could have a material adverse effect on our financial condition or results of operation. We are unable at this time to assess the validity of the claims or estimate the possible range of damages that might be incurred as a result of the lawsuits. We have not yet established any financial reserves relating to any of these lawsuits.

The SEC has informed us that it is conducting an informal inquiry regarding the restatement of the SmartForce PLC financial results. The SEC has requested that we provide them with certain documents and other information. We are cooperating with the SEC in connection with this informal inquiry. The SEC may decide to bring a formal investigation or commence proceedings against us. We will likely incur substantial costs in connection with the SEC inquiry, which could cause a diversion of management time and attention. In addition, we could be subject to substantial penalties, fines or regulatory sanctions, which could adversely affect our business.

OUR AMERICAN DEPOSITARY SHARES MAY BE DELISTED FROM THE NASDAQ NATIONAL MARKET DUE TO OUR FAILURE TO MAKE OUR REQUIRED SEC FILINGS ON TIME.

We received a NASDAQ staff determination letter on December 17, 2002 indicating that we do not comply with the requirements for continued listing set forth in Marketplace Rule 4310(c)(14) as a result of our failure to file this quarterly report on Form 10-Q with the SEC by its December 15, 2002 due date. Accordingly, our American Depositary Shares are subject to delisting from the NASDAQ National Market. As permitted by NASDAQ rules, we requested a hearing before the NASDAQ Listing Qualifications Panel to review the staff determination. The delisting process has been stayed pending the outcome of this hearing. We hope that the filing of this quarterly report on Form 10-Q prior to the date of the Panel hearing will avoid a delisting of our American Depositary Shares, but we cannot be certain that this will be the case.

WE HAVE MISSED THE DEADLINE FOR TWO RECENT SEC FILINGS, WHICH HAS SEVERAL ADVERSE CONSEQUENCES FOR US.

This Quarterly Report on Form 10-Q was not filed with the SEC by its December 16, 2002 due date. In addition, the Company was required to file an amendment to its Current Report on Form 8-K relating to the SmartForce-SkillSoft merger by November 22, 2002, and that amendment has not yet been filed. Until we file our Form 8-K amendment, we will not be able to have a registration statement under the Securities Act of 1933, covering a public offering of securities, declared effective by the SEC, and we will not be able to make offerings pursuant to existing registration statements (including registration statements on Form S-8 covering employee stock plans), or pursuant to certain "private placement" rules of the SEC under Regulation D, to any purchasers not qualifying as "accredited investors". In addition, our affiliates will not be able to sell our securities pursuant to Rule 144 under the Securities Act until the Form 8-K amendment is filed. Finally, we will not be eligible to use a "short form" registration statement on Form S-3 for a period of 12 months after the time our Form 8-K amendment is filed. These restrictions may impair our ability to raise funds, should we desire to do so, through an equity financing and to attract and retain key employees.

OUR WHOLLY OWNED SUBSIDIARY, SKILLSOFT CORPORATION AND SEVERAL OF ITS EXECUTIVES, THREE OF ITS KEY EMPLOYEES AND A FORMER MAJOR INVESTOR OF SKILLSOFT CORPORATION ARE DEFENDANTS IN LITIGATION WITH NETG WHICH ALLEGES, AMONG OTHER THINGS, MISAPPROPRIATION OF TRADE SECRETS; THIS LITIGATION WILL CONTINUE TO BE COSTLY, MAY DIVERT THE EFFORTS OF OUR MANAGEMENT AND MAY ULTIMATELY RESTRICT OUR ABILITY TO DO BUSINESS.

Our wholly owned subsidiary, SkillSoft Corporation, several of its executives, three of its key employees and its former largest investor are defendants in a lawsuit brought by National Education Training Group, Inc. (NETg), the former employer of these individuals. NETg alleges in substance that the defendants breached their fiduciary and contractual obligations to NETg in connection with the organization and operation of SkillSoft Corporation, misappropriated trade secrets from NETg, tortiously interfered with NETg's business and employees and breached provisions of a license agreement with NETg relating to the use of its software. NETg maintains that the trade secrets allegedly misappropriated by SkillSoft Corporation and the other defendants include, among other things:

      - various aspects of the design and functionality of its education and training software and products;

      -     customer lists and information;

      -     relationships with service providers; and

      -     NETg's soft skills product line business plan.

The claims seek injunctive relief against the defendants demanding the return, and no future use by these defendants, of the alleged trade secrets. The claims also seek compensatory damages of $400 million and exemplary damages in the additional amount of $400 million, compensatory, incidental and consequential damages in an unspecified amount and punitive damages totaling $50 million or such other amount as the court deems just or appropriate. In answers to interrogatories served on NETg, an expert witness retained by NETg opined that NETg may, based on certain assumptions provided to the expert by NETg's counsel, be entitled to two categories of damages for lost profits of up to $386.8 million and damages for unjust enrichment which could total up to $616.3 million. Named as defendants in the lawsuit, in addition to SkillSoft Corporation, are Charles E. Moran, Jerald A. Nine, Jr., Mark A. Townsend, (Warburg) Lee A. Ritze, Dennis E. Brown, Sally H. Hovis, Warburg, Pincus Ventures, L.P., a former major investor of SkillSoft Corporation, and each general partner of Warburg.

In addition, NETg also filed suit against SkillSoft Corporation in July 2000 alleging that its educational and training software products infringe a patent allegedly owned by NETg. The complaint seeks both monetary damages and injunctive relief. SkillSoft has filed an answer and a counterclaim for a declaration of invalidity of the NETg patent. On April 17, 2001 SkillSoft Corporation filed a request for reexamination of the patent in suit with the United States Patent and Trademark Office (PTO). After a series of interim actions by the PTO and filings by NETg, on April 10, 2002 the PTO issued an office action rejecting all of the claims of the patent. In 2002 the lawsuit was dismissed "without prejudice with leave to reinstate upon full and final resolution of the reexamination proceedings" with the PTO. The patent owner's appeal of the PTO's Office Action rejecting all the claims of the patent remains pending.

If we do not prevail in the NETg cases it could have any or all of the following significant adverse effects on our business and financial performance:

      - injunctive relief against SkillSoft Corporation, us and our officers and employees, which could significantly restrict our ability to conduct our business;

      -     an adverse judgment against us for monetary damages;

      -     a settlement on unfavorable terms to us;

      - our obligations to indemnify our employees and directors for liabilities and expenses they incur in connection with the lawsuits;

      - obligations to customers for breach of warranties of noninfringement; or

      - a requirement to reengineer our products to avoid patent infringement, which would likely result in additional expense and delay.

In addition, these cases, regardless of their outcome, will continue to result in significant expenses in defending the lawsuits. SkillSoft Corporation's legal expenses related to the defense of these lawsuits totaled approximately $1.9 million in the fiscal year ended January 31, 2000, $1.4 million in the fiscal year ended January 31, 2001 and $1.7 million in the fiscal year ended January 31, 2002. Moreover, these lawsuits may divert the efforts and attention of our management team from normal business operations.

PENDING AND ANY FUTURE CLAIMS THAT WE INFRINGE UPON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS COULD RESULT IN COSTLY LITIGATION OR ROYALTY PAYMENTS TO THIRD PARTIES, OR REQUIRE US TO REENGINEER OR CEASE SALES OF OUR PRODUCTS OR SERVICES.

Third parties have in the past and could in the future claim that our current or future products infringe their intellectual property rights. Any claim, with or without merit, could result in costly litigation or require us to reengineer or cease sales of our products or services, any of which could have a material adverse effect on our business. Infringement claims could also result in an injunction in the use of our products or require us to enter into royalty or licensing agreements. Licensing agreements, if required, may not be available on terms acceptable to the combined company or at all. In April 2002 and May 2002, IP Learn, LLC (IP Learn) filed lawsuits against us and SkillSoft Corporation, respectively, alleging infringement of certain of IP Learn's patents, and asking the court for a preliminary and permanent injunction as well as unspecified damages. These lawsuits were consolidated in December 2002. We are presently in the process of evaluating IP Learn's claims against us and are vigorously defending ourselves. On June 13, 2002, Lionet Limited, a limited liability company incorporated and doing business in Ireland, filed a claim against us in Dublin, alleging, among other things, that we breached the terms of our software license agreement with Lionet Limited in that we permitted or failed to prevent the decompilation of the provided software products and have failed to cooperate in audits to determine the nature of such alleged copying or de-compilation. Lionet Limited is seeking damages for lost license fees of $6.8 million and seeks other damages. We are in the process of reviewing the statement of claim and intend to vigorously defend ourselves in this matter. From time to time we learn of parties that claim broad intellectual property rights in the e-Learning area that might implicate our offerings. These parties or others could initiate actions against us in the future.

WE ARE SUBJECT TO OTHER PENDING LEGAL PROCEEDINGS AND WE MAY BECOME SUBJECT TO ADDITIONAL LEGAL PROCEEDINGS. ADVERSE DETERMINATIONS IN THESE PROCEEDINGS COULD MATERIALLY HARM OUR BUSINESS.

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

WE COULD INCUR SUBSTANTIAL COSTS RESULTING FROM PRODUCT LIABILITY CLAIMS RELATING TO OUR CUSTOMERS' USE OF OUR PRODUCTS AND SERVICES.

Many of the business interactions supported by our products and services are critical to our customers' businesses. Any failure in a customer's business interaction or other collaborative activity caused or allegedly caused in the future by our products and services could result in a claim for substantial damages against us, regardless of our responsibility for the failure. Although we maintain general liability insurance, including coverage for errors and omissions, there can be no assurance that existing coverage will continue to be available on reasonable terms or will be available in amounts sufficient to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim.

WE COULD BE SUBJECTED TO LEGAL ACTIONS BASED UPON THE CONTENT WE OBTAIN FROM THIRD PARTIES OVER WHOM WE EXERT LIMITED CONTROL.

It is possible that we could become subject to legal actions based upon claims that our course content infringes the rights of others or is erroneous. Any such claims, with or without merit, could subject us to costly litigation and the diversion of our financial resources and management personnel. The risk of such claims is exacerbated by the fact that our course content is provided by third parties over whom we exert limited control. Further, if those claims are successful, we may be required to alter the content, pay financial damages or obtain content from others.

RISKS RELATED TO OUR MERGER WITH SKILLSOFT CORPORATION

WE MAY NOT BE SUCCESSFUL IN INTEGRATING THE BUSINESSES OPERATED BY SKILLSOFT CORPORATION AND SMARTFORCE PLC PRIOR TO THE MERGER AND, AS A RESULT, MAY NOT REALIZE BENEFITS FROM THE MERGER.

We may not be successful in integrating the businesses operated by SkillSoft Corporation and SmartForce PLC (the former name of our company) prior to the merger, which was consummated on September 6, 2002. Integrating the operations and personnel of the two companies will continue to be a complex process. The integration may not be completed rapidly or successfully. The successful integration of the two businesses will require, among other things, the following:

- integration of the two companies' products and services, sales and marketing, information and software systems and other operations;

-     retention and integration of management and other key employees;

- coordination of ongoing and future research and development efforts and marketing activities;

- retention of existing customers of both companies and attraction of additional customers;

- retention of strategic partners of each company and attraction of new strategic partners;

- developing and maintaining uniform standards, controls, procedures and policies;

- identifying and eliminating redundant and underperforming operations and assets;

-     effectively leveraging our indirect sales presence;

-     capitalizing on cross-selling opportunities;

-     the successful migration of the companies' platforms;

- minimization of disruption of each company's ongoing business and distraction of its management; and

-     limiting expenses related to integration.

We may not succeed in addressing these risks or any other problems encountered in connection with the merger. The diversion of the attention of management and any difficulties encountered in the process of combining the companies could cause the disruption of, or a loss of momentum in, the activities of our business or could cause the impairment of relationships with customers and business partners. Further, the process of combining the two companies' businesses could negatively affect employee morale and our ability to retain some key employees, and could cause customers to cancel existing license agreements or choose not to purchase new products from us. In addition, we intend to develop new products and services that combine both companies' assets. Difficulties in combining the technology, products and service offerings of the two companies could result in disruption of customer service and longer sales cycles and product implementations, which could cause existing customers to reduce or cease doing business with us altogether, and could cause revenue and operating income to fluctuate and fail to meet expectations.

CERTAIN ASPECTS OF OUR MERGER WITH SKILLSOFT CORPORATION COULD HARM OUR FINANCIAL RESULTS.

In connection with our merger with SkillSoft Corporation, certain aspects of the integration of the two companies moving forward could harm our financial results. For example, we have made certain changes in contracting practices, which will have attendant accounting implications. For example, prior to the merger, SmartForce PLC recorded license revenues with respect to contracts that provide for perpetual licenses to software at the time that it sold the perpetual licenses. Since the merger, we have been delivering perpetual licenses as part of a bundled offering including services. As a result, the revenue from both the perpetual licenses and services will be recognized as revenues as the services are delivered over time. This means that rather than recognizing substantial license revenue at the time of the execution of these contracts, we will now recognize license revenue ratably over the term of these contracts. In addition, due to purchase accounting in connection with the merger, a portion of the SmartForce PLC deferred revenue as of September 6, 2002 will be reclassified to goodwill and will therefore not be recognized as revenue.

As a result of the integration, we may not obtain some revenue we otherwise might have obtained. For example, although the products and customer bases of the two companies are complementary and should provide us with numerous cross selling opportunities, we do expect some degree of commercial overlap that could negatively impact revenue. Also, we intend to de-emphasize customer service revenue activities to focus on higher margin segments of the business, which we expect will result in lost revenue. In addition, volume discounting of mutual customers now combined as a result of the merger may result in lower revenues.

If the benefits of the merger do not exceed the associated costs, including costs associated with integrating the two companies, lost or deferred revenues and dilution of our shareholders resulting from the issuance of our ADSs in connection with the merger, our financial results, including earnings per share, could be materially harmed.

THE ALLOCATION OF THE PURCHASE PRICE FOR THE SMARTFORCE-SKILLSOFT MERGER AND CERTAIN OTHER MERGER-RELATED ACCOUNTING MATTERS INVOLVE THE USE OF ESTIMATES, CHANGES IN WHICH WOULD HAVE AN IMPACT ON OUR FUTURE FINANCIAL STATEMENTS.

In preparing the closing balance sheet of SmartForce PLC and determining the purchase price allocation for purposes of the SmartForce-SkillSoft merger, we have used various estimates, including those inherent in the valuation of the various components of purchase price. In addition, the closing balance sheet includes estimates regarding pre-acquisition contingencies, including warranty and other obligations. Actual amounts could differ from these estimates for a variety of reasons, which would increase or decrease the purchase price.

We allocated the purchase price to the tangible assets, liabilities and intangible assets acquired, based on their estimated fair values. The excess purchase price over those fair values was recorded as goodwill. The fair value assigned to intangible assets acquired was based on valuations prepared by an independent third party appraisal firm using estimates and assumptions provided by management. The goodwill recorded as a result of these acquisitions is not expected to be deductible for tax purposes. In accordance with SFAS No. 142, goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized but will be reviewed periodically for impairment. We will complete an impairment analysis of goodwill during the quarter ending January 31, 2003. Any impairment of goodwill will adversely affect our operating results.

Further, at the date of the merger, due to the nature of our business, we had remaining contractual obligations to customers of SmartForce PLC. The obligations principally involve delivery of future products and services. We have recorded deferred revenue as of the merger date based on a preliminary valuation prepared by an independent third party appraisal firm using estimates and assumptions provided by management of these estimated obligations in accordance with Emerging Issues Task Force 01-03,

"Accounting in a Business Combination for Deferred Revenue of an Acquiree". To the extent that in the future, actual costs are determined to be significantly less than those estimated in this valuation, we would reduce deferred revenue and record a corresponding reduction in goodwill.

IF WE ARE UNABLE TO TAKE ADVANTAGE OF OPPORTUNITIES TO MARKET AND SELL THE PRODUCTS AND SERVICES OF THE TWO COMPANIES TO EACH OTHER'S TRADITIONAL CUSTOMERS, DISTRIBUTION CHANNELS AND BUSINESS PARTNERS, WE MAY NOT REALIZE SOME OF THE EXPECTED BENEFITS OF THE MERGER.

Prior to the merger, we and SkillSoft Corporation each maintained separate and distinct customer bases, distribution channels and business partners specific to our respective businesses. Following the merger, we are attempting to take advantage of the customer bases and distribution channels of the formerly separate businesses in order to promote and sell the products and services of one company to the traditional customers and business partners of the other company. The products and services of the two companies are highly technical and the salespersons of one company may not be successful in marketing the products and services of the other company. In the event that the traditional customers and business partners of either company are not receptive to the products and services of the other, we may not realize some of the expected benefits of the merger, and our business may be harmed.

WE ARE OPERATING UNDER A NEW NAME, WHICH MAY ADVERSELY AFFECT OUR BUSINESS.

Following the consummation of the merger, we changed our name from SmartForce PLC to SkillSoft PLC. The adoption of this new name may prevent us from taking advantage of certain goodwill existing customers and strategic partners associate with our former name. Further, we expect to incur an expense in effecting the name change and in marketing efforts to promote brand recognition of the new name.

RISKS RELATED TO THE OPERATION OF OUR BUSINESS

WE AND SKILLSOFT CORPORATION HAVE EXPERIENCED NET LOSSES IN THE PAST, AND WE MAY BE UNABLE TO ACHIEVE OR MAINTAIN PROFITABILITY.

SmartForce PLC incurred substantial net losses both recently and in the past, including net losses of $37.7 million in the three months ended June 30, 2002 and $19.1 million in the three months ended March 31, 2002. SkillSoft Corporation incurred substantial net losses in every fiscal quarter prior to its fiscal quarter ended January 31, 2002. In addition, the combined company recorded a net loss of $15.4 million for the quarter ended October 31, 2002, including $6.6 million of restructuring and other non-recurring items. We expect to incur significant expenses in connection with our integration of the businesses of SkillSoft Corporation and SmartForce PLC and the continued expansion of this combined business, and, as a result, the business will need to generate significant revenues to achieve and maintain profitability. We cannot guarantee whether our combined business will achieve or sustain profitability in any future period.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY. THIS LIMITS YOUR ABILITY TO EVALUATE HISTORICAL FINANCIAL RESULTS AND INCREASES THE LIKELIHOOD THAT OUR RESULTS WILL FALL BELOW MARKET ANALYSTS' EXPECTATIONS, WHICH COULD CAUSE THE PRICE OF OUR ADSS TO DROP RAPIDLY AND SEVERELY.

We have in the past experienced fluctuations in our quarterly operating results, and we anticipate that these fluctuations will continue. As a result, we believe that our quarterly revenue, expenses and operating results are likely to vary significantly in the future. If in some future quarters our results of operations are below the expectations of public market analysts and investors, this could have a severe adverse effect on the market price of our ADSs.

Our operating results have historically fluctuated, and our operating results may in the future continue to fluctuate, as a result of factors, which include:

      -     the size and timing of new/renewal agreements and upgrades;

      -     royalty rates;

      - the announcement, introduction and acceptance of new products, product enhancements and technologies by us and our competitors;

      - the mix of sales between our field sales force, our other direct sales channels and our telesales channels;

      -     general conditions in the U.S. or the international economy;

      -     the loss of significant customers;

      -     delays in availability of new products;

      -     product or service quality problems;

      - seasonality -- due to the budget and purchasing cycles of our customers, we expect our revenue and operating results will generally be strongest in the fourth quarter of our fiscal year and weakest in the first quarter;

      -     the spending patterns of our customers;

      -     litigation costs and expenses;

      -     non-recurring charges related to acquisitions;

      -     growing competition that may result in price reductions; and

      -     currency fluctuations.

Most of our expenses, such as rent and most employee compensation, do not vary directly with revenue and are difficult to adjust in the short-term. As a result, if revenue for a particular quarter is below our expectations, we could not proportionately reduce operating expenses for that quarter. Any such revenue shortfall would, therefore, have a disproportionate effect on our expected operating results for that quarter.

DEMAND FOR OUR PRODUCTS AND SERVICES MAY BE ESPECIALLY SUSCEPTIBLE TO ADVERSE ECONOMIC CONDITIONS.

Our business and financial performance may be damaged by adverse financial conditions affecting our target customers or by a general weakening of the economy. Companies may not view training products and services as critical to the success of their businesses. If these companies experience disappointing operating results, whether as a result of adverse economic conditions, competitive issues or other factors, they may decrease or forego education and training expenditures before limiting their other expenditures or in conjunction with lowering other expenses.

WE RELY ON A LIMITED NUMBER OF THIRD PARTIES TO PROVIDE US WITH EDUCATIONAL CONTENT FOR OUR COURSES AND REFERENCEWARE, AND OUR ALLIANCES WITH THESE THIRD PARTIES MAY BE TERMINATED OR FAIL TO MEET OUR REQUIREMENTS.

We rely on independent third parties to provide us with the educational content for a majority of our courses based on learning objectives and specific instructional design templates that we provide to them. We do not have exclusive arrangements or long-term contracts with any of these content providers. If one or more of our third party content providers were to stop working with us, we would have to rely on other parties to develop our course content. In addition, these providers may fail to develop new courses or existing courses on a timely basis. We cannot predict whether new content or enhancements would be available from reliable alternative sources on reasonable terms. In addition, our Books24x7.com group relies on third party publishers to provide all of the content incorporated into its Referenceware products. If one of more of these publishers were to terminate their license with us, we may not be able to find substitute publishers for such content. In addition, we may be forced to pay increased royalties to these publishers to continue our licenses with them.

In the event that we are unable to maintain or expand our current development alliances or enter into new development alliances, our operating results and financial condition could be materially adversely affected. Furthermore, we will be required to pay royalties to some of our development partners on products developed with them, which could reduce our gross margins. We expect that cost of revenues may fluctuate from period to period in the future based upon many factors, including the revenue mix and the timing of expenses associated with development alliances. In addition, the collaborative nature of the development process under these alliances may result in longer development times and less control over the timing of product introductions than for e-Learning offerings developed solely by us. Our strategic alliance partners may from time to time renegotiate the terms of their agreements with us, which could result in changes to the royalty or other arrangements, adversely affecting our results of operations.

The independent third party strategic partners we rely on for educational content and product marketing may compete with us, harming our results of operations. Our agreements with these third parties generally do not restrict them from developing courses on similar topics for our competitors or from competing directly with us. As a result, our competitors may be able to duplicate some of our course content and gain a competitive advantage.

WE RELY ON STRATEGIC ALLIANCES FOR MARKETING, WHICH ALLIANCES ARE NOT EXCLUSIVE, MAY BE TERMINATED OR MAY FAIL TO MEET OUR REQUIREMENTS IN THE FUTURE.

We have developed strategic alliances to market many of our products. However, these relationships are not exclusive, and our marketing partners could market other products in preference to, and in competition with, those developed by us. In addition, we may be unable to continue to market future products through these alliances or may be unable to negotiate additional alliances in the future on acceptable terms, if at all. The marketing efforts of our strategic partners may also disrupt our direct sales efforts.

OUR SUCCESS DEPENDS ON OUR ABILITY TO MEET THE NEEDS OF THE RAPIDLY CHANGING MARKET.

The market for education and training software is characterized by rapidly changing technology, evolving industry standards, changes in customer requirements and preferences and frequent introductions of new products and services embodying new technologies. New methods of providing interactive education in a technology-based format are being developed and offered in the marketplace, including intranet and Internet offerings. In addition, multimedia and other product functionality features are being added to educational software. Our future success will depend upon the extent to which we are able to develop and implement products which address these emerging market requirements on a cost effective and timely basis. Product development is risky because it is difficult to foresee developments in technology, coordinate technical personnel and identify and eliminate design flaws. Any significant delay in releasing new products could have a material adverse effect on the ultimate success of our products and could reduce sales of predecessor products. We may not be successful in introducing new products on a timely basis. In addition, new products introduced by us may fail to achieve a significant degree of market acceptance or, once accepted, may fail to sustain viability in the market for any significant period. If we are unsuccessful in addressing the changing needs of the marketplace due to resource, technological or other constraints, or in anticipating and responding adequately to changes in customers' software technology and preferences, our business and results of operations would be materially adversely affected.

THE E-LEARNING MARKET IS A DEVELOPING MARKET, AND OUR BUSINESS WILL SUFFER IF E-LEARNING IS NOT WIDELY ACCEPTED.

The market for e-Learning is a new and emerging market. Corporate training and education have historically been conducted primarily through classroom instruction and have traditionally been performed by a company's internal personnel. Many companies have invested heavily in their current training solutions. Although technology-based training applications have been available for several years, they currently account for only a small portion of the overall training market.

Accordingly, our future success will depend upon the extent to which companies adopt technology-based solutions for their training activities, and the extent to which companies utilize the services or purchase products of third-party providers. Many companies that have already invested substantial resources in traditional methods of corporate training may be reluctant to adopt a new strategy that may compete with their existing investments. Even if companies implement technology-based training or e-Learning solutions, they may still choose to design, develop, deliver or manage all or part of their education and training internally. If technology-based learning does not become widespread, or if companies do not use the products and services of third parties to develop, deliver or manage their training needs, then our products and service may not achieve commercial success.

THE SUCCESS OF OUR E-LEARNING STRATEGY DEPENDS ON THE RELIABILITY AND CONSISTENT PERFORMANCE OF OUR INFORMATION SYSTEMS AND INTERNET INFRASTRUCTURE.

The success of our e-Learning strategy is highly dependent on the consistent performance of our information systems and Internet infrastructure. If our Web site fails for any reason or if it experiences any unscheduled down times, even for only a short period, our business and reputation could be materially harmed. We have in the past experienced performance problems and unscheduled downtime, and these problems could recur. We currently rely on third parties for proper functioning of computer infrastructure, delivery of our e-Learning applications and the performance of our destination site. Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, break-ins, earthquake, financial patterns of hosting providers and similar events. Any system failures could adversely affect customer usage of our solutions and user traffic results in any future quarters, which could adversely affect our revenues and operating results and harm our reputation with corporate customers, subscribers and commerce partners. Accordingly, the satisfactory performance, reliability and availability of our Web site and computer infrastructure is critical to our reputation and ability to attract and retain corporate customers, subscribers and commerce partners. We cannot accurately project the rate or timing of any increases in traffic to our Web site and, therefore, the integration and timing of any upgrades or enhancements required to facilitate any significant traffic increase to the Web site are uncertain. We have in the past experienced difficulties in upgrading our Web site infrastructure to handle increased traffic, and these difficulties could recur. The failure to expand and upgrade our Web site or any system error, failure or extended down time could materially harm our business, reputation, financial condition or results of operations.

BECAUSE MANY USERS OF OUR E-LEARNING SOLUTIONS WILL ACCESS THEM OVER THE INTERNET, FACTORS ADVERSELY AFFECTING THE USE OF THE INTERNET OR OUR CUSTOMERS' NETWORKING INFRASTRUCTURES COULD HARM OUR BUSINESS.

Many of our customer's users access our e-Learning solutions over the Internet or through our customers' internal networks. Any factors that adversely affect Internet usage could disrupt the ability of those users to access our e-Learning solutions, which would adversely affect customer satisfaction and therefore our business.

For example, our ability to increase the effectiveness and scope of our services to customers is ultimately limited by the speed and reliability of both the Internet and our customers' internal networks. Consequently, the emergence and growth of the market for our products and services depends upon the improvements being made to the entire Internet as well as to its individual customers' networking infrastructures to alleviate overloading and congestion. If these improvements are not made, and the quality of networks degrades, the ability of our customers to use our products and services will be hindered and our revenues may suffer.

Additionally, a requirement for the continued growth of accessing e-Learning solutions over the Internet is the secure transmission of confidential information over public networks. Failure to prevent security breaches into our products or our customers' networks, or well-publicized security breaches affecting the Internet in general could significantly harm our growth and revenue. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise of technology we use to protect content and transactions, our products or our customers' proprietary information in our databases. Anyone who is able to circumvent our security measures could misappropriate proprietary and confidential information or could cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to address problems caused by security breaches. The privacy of users may also deter people from using the Internet to conduct transactions that involve transmitting confidential information.

OUR RESTRUCTURING PLANS MAY BE INEFFECTIVE OR MAY LIMIT OUR ABILITY TO COMPETE.

To bring our cost base in line with decreased revenues, on April 18, 2002, we announced a restructuring and a cost reduction plan, which we proceeded to implement immediately following the announcement. At the time of the announcement, we anticipated that the restructuring plan would require reducing our workforce by over 20%, implementing hiring and pay freezes, consolidating facilities and other activities. In addition, in connection with the SmartForce-SkillSoft merger, we recorded $6.6 million of restructuring and other non-recurring charges; see Note 6 of Notes to Consolidated Financial Statements. There are several risks inherent in these efforts to transition to a new cost structure. These include the risk that we will not be successful in achieving our planned cost reductions, and that even if we are successful in doing so, we will still not be able to reduce expenditures quickly enough to restore profitability, and hence that we may have to undertake further restructuring initiatives that would entail additional charges and create additional risks. In addition, there is the risk that cost-cutting initiatives will impair our ability to effectively develop and market products and remain competitive. Each of the above measures could have long-term effects on our business by reducing our pool of talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel. These circumstances could cause our earnings to be lower than they otherwise might be.

WE DEPEND ON A FEW KEY PERSONNEL TO MANAGE AND OPERATE THE BUSINESS AND MUST BE ABLE TO ATTRACT AND RETAIN HIGHLY QUALIFIED EMPLOYEES.

Our success is largely dependent on the personal efforts and abilities of our senior management. Failure to retain these executives, or the loss of certain additional senior management personnel or other key employees, could have a material adverse effect on our business and future prospects. In addition, certain of our senior executives left the company in connection with our merger with SkillSoft Corporation. If we fail to adequately replace these executives or fail to manage the transition to new management effectively, our results of operations could be negatively affected.

We are also dependent on the continued service of our key sales, content development and operational personnel and on our ability to attract, train, motivate and retain highly qualified employees. In addition, we depend on writers, programmers, Web designers and graphic artists. We may be unsuccessful in attracting, training, retaining or motivating key personnel. In particular, the negative consequences (including litigation) of having to restate SmartForce PLC's historical financial statements, uncertainties surrounding the SkillSoft Corporation merger, and our recent adverse operating results and stock price performance could create uncertainties that materially and adversely affect our ability to attract and retain key personnel. The inability to hire, train and retain qualified personnel or the loss of the services of key personnel could have a material adverse effect upon our business, new product development efforts and future business prospects.

INCREASED COMPETITION MAY RESULT IN DECREASED DEMAND FOR OUR PRODUCTS AND SERVICES, WHICH MAY RESULT IN REDUCED REVENUES AND GROSS MARGINS AND LOSS OF MARKET SHARE.

The market for corporate education and training solutions is highly fragmented and competitive. We expect the market to become increasingly competitive due to the lack of significant barriers to entry. In addition to increased competition from new companies entering into the market, established companies are entering into the market through acquisitions of smaller companies, which directly compete with us, and this trend is expected to continue. We may also face competition from publishing companies and vendors of application software, including those vendors with whom we have formed development and marketing alliances.

Our primary sources of direct competition are:

      - third-party suppliers of instructor-led information technology, business, management and professional skills education and training;

      -     suppliers of computer-based training and e-Learning solutions;

      -     internal education and training departments of potential customers;
            and

      -     value-added resellers and network integrators.

Growing competition may result in price reductions, reduced revenue and gross margins and loss of market share, any one of which would have a material adverse effect on our business. Many of our current and potential competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition, and we expect to face increasing price pressures from competitors as managers demand more value for their training budgets. Accordingly, we may be unable to provide e-Learning solutions that compare favorably with new instructor-led techniques, other interactive training software or new e-Learning solutions.

OUR BUSINESS IS SUBJECT TO CURRENCY FLUCTUATIONS THAT COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

Due to our multinational operations, our operating results are subject to fluctuations based upon changes in the exchange rates between the currencies in which revenues are collected or expenses are paid. In particular, the value of the U.S. dollar against the euro and related currencies will impact our operating results. Our expenses will not necessarily be incurred in the currency in which revenue is generated, and, as a result, we will be required from time to time to convert currencies to meet our obligations. These currency conversions are subject to exchange rate fluctuations, and changes to the value of the euro, pound sterling and other currencies relative to the U.S. dollar could adversely affect our business and results of operations.

OUR CORPORATE TAX RATE MAY INCREASE, WHICH COULD ADVERSELY AFFECT OUR CASH FLOW, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our corporate tax rate may increase, which could adversely affect our cash flow, financial condition and results of operations. We currently have significant foreign operations and generate a majority of our taxable income in Ireland, and some of our Irish operating subsidiaries are taxed at rates substantially lower than tax rates in effect in the United States and other countries in which we have operations. As SkillSoft Corporation's assets and properties are substantially located in, and its business operations are principally conducted in, the United States, we are in the process of exploring the reorganization of SkillSoft Corporation's operations and repatriating certain assets to Ireland in order to maintain an effective tax rate at the level currently applicable to us. If we are unable to effect such a reorganization, or if at any time our Irish subsidiaries were no longer to qualify for these lower tax rates or if the applicable tax laws were rescinded or later changed, our operating results could be materially adversely affected. Moreover, because we will incur income tax in several countries, an increase in our profitability in one or more of these countries could result in a higher overall tax rate. In addition, if U.S. or other foreign tax authorities were to change applicable tax laws or successfully challenge the manner in which our subsidiaries' profits are currently recognized, our taxes could increase, and our business, cash flow, financial condition and results of operations could be materially adversely affected. In addition, there may be limitations imposed on the level and timing of the utilization of historic net operating losses for tax purposes as a result of the merger with SkillSoft Corporation. These limitations may apply to either or both SkillSoft Corporation and us and may adversely impact cash flow depending on the extent of any such limitation.

WE MAY BE UNABLE TO PROTECT OUR PROPRIETARY RIGHTS. UNAUTHORIZED USE OF OUR INTELLECTUAL PROPERTY MAY RESULT IN DEVELOPMENT OF PRODUCTS OR SERVICES THAT COMPETE WITH OURS.

Our success depends to a degree upon the protection of our rights in intellectual property. We rely upon a combination of patent, copyright, and trademark laws to protect our proprietary rights. We have also entered into, and will continue to enter into, confidentiality agreements with our employees, consultants and third parties to seek to limit and protect the distribution of confidential information. However, we have not signed protective agreements in every case.

Although we have taken steps to protect our proprietary rights, these steps may be inadequate. Existing patent, copyright, and trademark laws offer only limited protection. Moreover, the laws of other countries in which we market our products may afford little or no effective protection of our intellectual property. Additionally, unauthorized parties may copy aspects of our products, services or technology or obtain and use information that we regard as proprietary. Other parties may also breach protective contracts we have executed or will in the future execute. We may not become aware of, or have adequate remedies in the event of, a breach. Litigation may be necessary in the future to enforce or to determine the validity and scope of our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Even if we were to prevail, such litigation could result in substantial costs and diversion of management and technical resources.

OUR NON-U.S. OPERATIONS ARE SUBJECT TO RISKS WHICH COULD NEGATIVELY IMPACT OUR FUTURE OPERATING RESULTS.

We expect that international operations will continue to account for a significant portion of our revenues. Operations outside of the United States are subject to inherent risks, including:

      - difficulties or delays in developing and supporting non-English language versions of our products and services;

      -     political and economic conditions in various jurisdictions;

      -     difficulties in staffing and managing foreign subsidiary operations;

      -     longer sales cycles and account receivable payment cycles;

      - multiple, conflicting and changing governmental laws and regulations;

      -     foreign currency exchange rate fluctuations;

      - protectionist laws and business practices that may favor local competitors;

      -     difficulties in finding and managing local resellers;

      -     potential adverse tax consequences; and

      - the absence or significant lack of legal protection for intellectual property rights.

Any of these factors could have a material adverse effect on our future operations outside of the United States, which could negatively impact our future operating results.

THE MARKET PRICE FOR OUR ADSS MAY FLUCTUATE AND MAY NOT BE SUSTAINABLE.

The market price of our ADSs has fluctuated significantly since our initial public offering and is likely to continue to be volatile. In addition, in recent years the stock market in general, and the market for shares of technology stocks in particular, have experienced extreme price and volume fluctuations, which have often been unrelated to the operating performance of affected companies. The market price of our ADSs may continue to experience significant fluctuations in the future, including fluctuations that are unrelated to our performance. As a result of these fluctuations in the price of our ADSs, it is difficult to predict what the price of our ADSs will be at any point in the future, and you may not be able to sell your ADSs at or above the price that you paid for them.

OUR SALES CYCLE MAY MAKE IT DIFFICULT TO PREDICT OUR OPERATING RESULTS.

The period between our initial contact with a potential customer and the purchase of our products (not including SmartCertify) by that customer typically ranges from three to twelve months. Factors that contribute to our long sales cycle, include:

      - our need to educate potential customers about the benefits of our products;

      -     competitive evaluations by customers;

      -     the customers' internal budgeting and approval processes;

      - the fact that many customers view training products as discretionary spending, rather than purchases essential to their business; and

      - the fact that we target large companies, which often take longer to make purchasing decisions due to the size and complexity of the enterprise.

These long sales cycles, which typically range from three to twelve months or more, make it difficult to predict the quarter in which sales may occur. Delays in sales could cause significant variability in our revenues and operating results for any particular period.

OUR BUSINESS COULD BE ADVERSELY AFFECTED IF OUR PRODUCTS CONTAIN ERRORS.

Software products as complex as ours contain known and undetected errors or "bugs" that result in product failures. The existence of bugs could result in loss of or delay in revenues, loss of market share, diversion of product development resources, injury to reputation or damage to efforts to build brand awareness, any of which could have a material adverse effect on our business, operating results and financial condition.

THE CONVICTION OF ARTHUR ANDERSEN LLP ON OBSTRUCTION OF JUSTICE CHARGES MAY ADVERSELY AFFECT ARTHUR ANDERSEN LLP'S ABILITY TO SATISFY ANY CLAIMS ARISING FROM THE PROVISION OF AUDITING SERVICES TO SKILLSOFT CORPORATION AND MAY IMPEDE OUR ACCESS TO CAPITAL MARKETS AFTER THE MERGER.

Arthur Andersen LLP audited SkillSoft Corporation's financial statements for the fiscal years ended January 31, 2002, January 31, 2001 and January 31, 2000. On March 14, 2002, an indictment was unsealed charging it with federal obstruction of justice arising from the government's investigation of Enron Corp. On June 15, 2002, Arthur Andersen LLP was convicted of these charges. It is possible that the effect of this conviction on Arthur Andersen LLP's financial condition may adversely affect the ability of Arthur Andersen LLP to satisfy any claims arising from its provision of auditing services to SkillSoft Corporation.

Should we seek to access the public capital markets, SEC rules will require us to include or incorporate by reference in any prospectus three years of audited financial statements. The SEC's current rules would require us to present audited financial statements for one or more fiscal years audited by Arthur Andersen LLP and use reasonable efforts to obtain its consent until the audited financial statements for the fiscal year ending January 31, 2005 become available. If prior to that time the SEC ceases accepting financial statements audited by Arthur Andersen LLP, it is possible that the available audited financial statements for the fiscal years ended January 31, 2002, January 31, 2001 and January 31, 2000 audited by Arthur Andersen LLP might not satisfy the SEC's requirements. In that case, we would be unable to access the public capital markets unless Ernst & Young LLP, our current independent accounting firm, or another independent accounting firm, is able to audit the financial statements originally audited by Arthur Andersen LLP. Any delay or inability to access the public capital markets caused by these circumstances could have a material adverse effect on our business, profitability and growth prospects.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Our general investing policy is to limit the risk of principal loss and to ensure the safety of invested funds by limiting market and credit risk. We currently use a registered investment manager to place our investments in highly liquid money market accounts and government-backed securities. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Interest income is sensitive to changes in the general level of U.S. interest rates. Based on the short-term nature of our investments, we have concluded that there is no material market risk exposure.

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

      At October 31, 2002, we had a forward exchange contract of $5 million outstanding. The contract at October 31, 2002 expired on December 31, 2002. This forward exchange contract hedged certain operational ("cashflow") exposures resulting from changes in foreign currency exchange rates. Such cashflow exposures resulted from a large portion of our costs being denominated in euro.

EQUITY PRICE RISKS

      We are exposed to equity price risks on marketable equity securities. These investments are not for trading purposes and are in publicly traded companies in the high technology industry sector. We typically do not attempt to reduce or eliminate our market exposure on these securities. An adverse change in the equity price would result in a decrease in the fair value of our marketable equity securities.

      ITEM 4. - CONTROLS AND PROCEDURES

      Following the merger of SmartForce PLC and SkillSoft Corporation on September 6, 2002, we began the process of integrating the business processes, human resources, and disclosure controls and procedures and internal controls of the two companies. As part of this post-merger integration process, deficiencies in the business processes, disclosure controls and internal controls and procedures of the former SmartForce PLC have been identified, and improvements have been implemented. Although substantial progress has been made, additional changes to the business processes, disclosure controls and procedures and internal controls will need to be implemented, and we are in the process of doing so.

      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, and with the assistance of outside consultants, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures shortly prior to the filing date of this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and are operating in an effective manner. Subsequent to the performance of such evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect these internal controls.


                                     PART II

      ITEM 1. - LEGAL PROCEEDINGS

      Class Action Lawsuits

            Four class action lawsuits have been filed against us and certain of our current and former officers and directors captioned: (1) Gianni Angeloni v. SmartForce PLC d/b/a SkillSoft, William McCabe and Greg Priest; (2) Ari R. Schloss v. SkillSoft PLC, Gregory M. Priest, Patrick E. Murphy, David C. Drummond and William G. McCabe; (3) Joseph J. Bish v. SmartForce PLC d/b/a SkillSoft, Gregory M. Priest, William G. McCabe, David C. Drummond, John M. Grillos, John P. Hayes and Patrick E. Murphy; and (4) Stacey Cohen v. SmartForce PLC d/b/a SkillSoft, William G. McCabe and Greg Priest. Each lawsuit was filed in the United States District Court for the District of New Hampshire; the first action was filed on November 22, 2002, the second action was filed on December 4, 2002 and the remaining two actions were filed on December 11, 2002. These lawsuits allege that we misrepresented or omitted to state material facts in our SEC filings and press releases regarding our revenues and earnings and failed to correct such false and misleading SEC filings and press releases, which are alleged to have artificially inflated the price of our ADSs. These lawsuits seek unspecified monetary damages, including punitive damages together with interest, costs, fees and expenses. We are in the process of reviewing these complaints and intend to vigorously defend ourselves.

            At the end of our third quarter of 1998, several purported class action lawsuits were filed in the United States District Court for the Northern District of California against us, one of our subsidiaries and certain of our former and current officers and directors alleging violations of the federal securities laws. It has been alleged in these lawsuits that we misrepresented or omitted to state material facts regarding our business and financial condition and prospects in order to artificially inflate and maintain the price of our ADSs, and misrepresented or omitted to state material facts in our registration statement and prospectus issued in connection with our merger with ForeFront, which also is alleged to have artificially inflated the price of our ADSs. The court has set a trial date of June 2003. We believe that we have meritorious defenses to these actions and intend to vigorously defend ourselves against them. Although we cannot presently determine the outcome of these actions, an adverse resolution of these matters could significantly negatively impact our financial position and results of operations.

   NETg

      Our subsidiary, SkillSoft Corporation, several of its executive officers and key employees, and a former major investor of SkillSoft Corporation are named as defendants in a lawsuit pending in the Circuit Court of Cook County, Illinois filed by National Education Training Group, Inc. ("NETg"), the former employer of several of those individuals.

      NETg's most recent complaint alleges in substance that:

      - Charles E. Moran, as the former President of NETg, breached his fiduciary obligations to NETg by usurping NETg's corporate opportunities, by commencing a rival business while still employed by NETg and by soliciting NETg personnel to join his rival business while still employed by NETg;

      - Jerald A. Nine, as the former Vice President of Sales and Marketing of NETg, breached his fiduciary duty to NETg by assisting Mr. Moran in the creation, commencement and operation of the rival concern prior to Mr. Nine's resignation from NETg, by assisting Mr. Moran in the usurpation of corporate opportunities, by failing to inform his superiors at NETg of Mr. Moran's plans to form a rival business and by otherwise failing to use his best efforts on behalf of NETg while still employed there;

      -     SkillSoft Corporation, Mr. Moran, Mr. Nine, Mark A. Townsend, Dennis
            E. Brown, Lee A. Ritze and Sally Hovis misappropriated trade secrets of NETg, and SkillSoft Corporation and Mr. Moran tortiously interfered with NETg's "prospective economic advantage;"

      - Mr. Moran, Mr. Townsend, Mr. Nine, Mr. Ritze, Mr. Brown and Ms. Hovis breached certain confidentiality and proprietary matters policies of NETg by misappropriating trade secrets and disclosing confidential and proprietary information during and after their employment with NETg;

      - Mr. Moran, Mr. Townsend, Mr. Nine, Mr. Ritze and Mr. Brown breached the conflict of interest policy of NETg's former corporate parent, National Education Corporation, by failing to disclose that Mr. Moran formed and solicited funding for SkillSoft Corporation, that Messrs. Townsend, Nine, Ritze and Brown had employment-related discussions with SkillSoft Corporation, and that Mr. Nine participated in forming and soliciting funding for SkillSoft Corporation, during their employment with NETg;

      - SkillSoft Corporation and Mr. Moran tortiously interfered with NETg's contractual relations with Mr. Townsend, Mr. Nine, Mr. Brown, Mr. Ritze and Ms. Hovis by offering them employment and inducing them to breach their confidentiality and trade secret obligations to NETg;

      - SkillSoft Corporation breached provisions of a license agreement with NETg relating to the use of NETg's software; and

      - Warburg Pincus Ventures, L.P., a major investor, tortiously interfered with Mr. Moran's and Mr. Nine's fiduciary duty to NETg

      NETg maintains that the trade secrets allegedly misappropriated by the other defendants and SkillSoft Corporation include, among other things:

      - various aspects of the design and functionality of its education and training software and products;

      -     customer lists and information;

      -     relationships with service providers; and

      -     NETg's soft skills product line business plan.

The claims seek injunctive relief against SkillSoft Corporation and Messrs. Moran, Nine, Townsend, Brown and Ritze and Ms. Hovis and demand the return, and no future use by SkillSoft Corporation and these defendants, of the alleged trade secrets. The claims also seek compensatory damages of $400 million, exemplary damages in the additional amount of $400 million, additional compensatory, incidental and consequential damages in an unspecified amount and punitive damages of $50 million or such other amount as the court deems just or appropriate. In answers to interrogatories served on NETg, an expert witness retained by NETg opined that NETg may, based on certain assumptions provided to the expert by NETg's counsel, be entitled to two categories of damages, including damages for lost profits of up to $386.8 million and damages for unjustment enrichment of up to $616.3 million. On April 30, 2001, the court denied SkillSoft Corporation's motion to dismiss all of NETg's claims against SkillSoft Corporation and its executive officers and key employees and granted Warburg, Pincus Ventures, L.P.'s motion to dismiss claims related to its alleged tortious interference with NETg's prospective economic advantage and unfair competition. The case is currently in discovery and a trial has been scheduled for February 2004.

      In addition, on July 26, 2000, NETg filed suit against SkillSoft Corporation in the United States District Court for the Northern District of Illinois alleging that SkillSoft Corporation's educational and training software products infringe United States Patent No. 6,039,575, which was issued on March 21, 2000 and is allegedly owned by NETg. The complaint seeks both monetary damages and injunctive relief. SkillSoft Corporation filed its answer and a counterclaim for a declaration of invalidity of the NETg patent on August 17, 2000. NETg filed its reply and affirmative defenses to SkillSoft Corporation's counterclaim on February 2, 2001.

      On April 17, 2001, SkillSoft Corporation filed a request for reexamination of the patent in suit with the United States Patent and Trademark Office (the "PTO"). On May 11, 2001, the United States District Court for the Northern District of Illinois entered an order staying the proceedings in NETg's patent infringement action, with certain exceptions, pending resolution of SkillSoft Corporation's request to the PTO to reexamine the patentability of the claims of the patent on which NETg bases the lawsuit and any resulting reexamination proceedings. After a series of interim actions by the PTO and filings by the patent owner, on April 10, 2002 the PTO issued an Office Action rejecting all of the claims of the patent. On September 6, 2002, an order was issued dismissing the Federal Court litigation "without prejudice with leave to reinstate upon full and final resolution of the reexamination proceedings." NETg's appeal of the PTO's Office Action rejecting all of the claims of the patent remains pending and, on or about September 10, 2002, the patent owner filed with the PTO its brief in support of its appeal.

      SkillSoft Corporation and the other defendants are vigorously defending themselves against NETg's allegations, and we believe that both SkillSoft Corporation and the other defendants have meritorious defenses to the claims made in the lawsuits. None of the defendants in the first lawsuit were bound by written non-competition or non-solicitation agreements with NETg. We are not yet able to assess our potential liability or the potential liability of the other defendants. Nonetheless, SkillSoft Corporation's failure to prevail in this litigation could have any or all of the following significant adverse effects on our business and financial performance:

      - injunctive relief issued against SkillSoft Corporation and its officers and employees, which could significantly restrict our ability to conduct our business;

      - an adverse judgment against SkillSoft Corporation for monetary damages;

      -     a settlement on unfavorable terms;

      - obligations SkillSoft Corporation has to indemnify its employees for liabilities and expenses they incur in connection with the lawsuits;

      - obligations to customers for breach of SkillSoft Corporation's warranty of noninfringement; or

      - a requirement to reengineer SkillSoft Corporation's products to avoid patent infringement, which would likely result in additional expense and delay.

      In addition, this litigation, regardless of its outcome, will continue to result in significant expenses in defending the lawsuit and may divert the efforts and attention of our management team from normal business operations.

   IP Learn

      On April 23, 2002, IP Learn, LLC ("IP Learn") filed a complaint in the United States District Court for the Northern District of California against us. The complaint alleges that we infringed on five United States patents assigned to IP Learn. The complaint was subsequently amended to add an additional patent. The IP Learn patents in question are U.S. Patent Nos. 6,126,448; 6,118,973; 5,934,909; 5,779,486, 5,743,746; and 6,398,556. Based on preliminary information, we believe that these patents are related primarily to computer-aided learning methods and systems. In the complaint, IP Learn asked the court for a preliminary and permanent injunction as well as unspecified damages. On June 27, 2002, we filed our answer to IP Learn's amended complaint, denying infringement and asserting counterclaims seeking declaratory relief that the patents-in-suit are invalid and that we have not infringed the patents-in-suit.

          On July 1, 2002, IP Learn served SkillSoft Corporation with an amended complaint alleging that SkillSoft Corporation infringed on U.S. Patent Nos. 6,126,448; 6,118,973; 5,934,909; 5,779,486 and 6,398,556. The complaint seeks both monetary damages and injunctive relief. In response to the amended complaint, SkillSoft Corporation filed a motion to dismiss or, in the alternative, for a more definite statement. The United States District Court for the Northern District of California granted SkillSoft Corporation's motion to dismiss on October 15, 2002, and on October 25, 2002, IP Learn filed its Second Amended Complaint alleging again that SkillSoft Corporation is infringing the five IP United States patents assigned to IP Learn listed above. The Second Amended Complaint seeks both monetary damages in an unspecified amount and injunctive relief. On November 8, 2002, SkillSoft Corporation filed its Answer to the Second Amended Complaint, in which it denied liability and asserted counterclaims seeking declaratory relief that the specified patents are invalid and that SkillSoft Corporation has not infringed the specified patents.

      On December 6, 2002, the court ordered that the IP Learn cases against us and SkillSoft Corporation be consolidated. A case management conference in the consolidated action is scheduled for February 5, 2003.

   KPMG

      In May 2002, KPMG International Investments B.V. ("KPMG") filed suit against us for breach of contract in the Superior Court of the State of California, County of San Mateo. KMPG alleged that we failed to deliver a customized e-learning platform and sought damages in the amount of approximately $5 million. We filed a counterclaim against KPMG for its material breach of the same contract and we sought damages in the amount of approximately $2.8 million, which represented the balance due under the contract. On September 26, 2002, we settled the lawsuit and the counterclaim. Neither party made a monetary payment in connection with the settlement, and both parties dismissed their claims against the other without prejudice.

   Lionet

      On June 13, 2002, Lionet Limited, a limited liability company incorporated and doing business in Ireland, filed a claim against us in Ireland, alleging, among other things, that we breached the terms of our software license agreement with Lionet Limited in that we permitted or failed to prevent the decompilation of the provided software products and that we have failed to cooperate in audits to determine the nature of such alleged copying or de-compilation. Lionet Limited is seeking damages for lost license fees of $6.8 million and seeks other damages. We have filed a Motion to Compel Replies to the Notice of Particulars we served on Lionet Limited in July 2002. A hearing on the motion is scheduled for January 20, 2003. We intend to vigorously defend ourselves in this matter.

   ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS

      Not applicable.

   ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

   ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Extraordinary General Meeting Regarding the Merger

      We held an extraordinary general meeting of shareholders on September 6, 2002. Under the terms of the deposit agreement, The Bank of New York is entitled to vote or cause to be voted on behalf of, and in accordance with the instructions received from, the ADS holders. Three individual shareholders and a representative of AIB, the custodian for the ordinary shares represented by ADS's, were present for the vote. Voting was conducted on a show of hands in accordance with Irish law. There were no abstentions, broker non-votes or votes withheld with respect to any matter submitted to a vote of the ordinary shareholders at the extraordinary general meeting. The following is a brief description of each matter submitted to a vote of the ordinary shareholders at the extraordinary general meeting and a summary of the votes tabulated with respect to each such matter, as well as a summary of the votes cast by the Bank of New York based on the ADR facility:


      To (i) approve our Agreement and Plan of Merger dated June 10, 2002 with Slate Acquisition Corp. and SkillSoft Corporation, the merger and the issuance of ordinary shares pursuant to the merger; (ii) increase our authorized share capital from E13,200,000 to E27,500,000 by the creation of an additional 130,000,000 ordinary shares of E0.11 each ranking pari passu in all respects with the existing ordinary shares; (iii) amend our Memorandum of Association to reflect the increase in our authorized share capital; (iv) amend our Articles of Association to reflect the increase in our authorized share capital; (v) amend our Articles of Association to provide that the maximum number of directors is seven; (vi) generally and unconditionally authorize our directors to allot our relevant securities up to an amount equal to but not exceeding our authorized but unissued share capital; and (vii) empower our directors to allot our equity securities as if certain Irish statutory pre-emption provisions did not apply to any such allotment.

                                         Votes        Votes
                        Votes "FOR"     "AGAINST"   "ABSTAIN"
                        -----------     ---------   ---------
Ordinary Shareholders            4            0           0
ADS Holders             27,241,635       64,963      55,966

      Extraordinary General Meeting Regarding the Corporate Name Change and Share Repurchase

      We held an extraordinary general meeting of shareholders on November 19, 2002. Under the terms of the deposit agreement, The Bank of New York is entitled to vote or cause to be voted on behalf of, and in accordance with the instructions received from, the ADS holders. Three individual shareholders and a representative of AIB, the custodian for the ordinary shares representing the ADS's, were present for the vote. Voting was conducted on a show of hands in accordance with Irish law. There were no abstentions, broker non-votes or votes withheld with respect to any matter submitted to a vote of the ordinary shareholders at the extraordinary general meeting. The following is a brief description of each matter submitted to a vote of the ordinary shareholders and a summary of the votes tabulated with respect to each such matter at the extraordinary general meeting, as well as a summary of the votes cast by the Bank of New York based on the ADR facility:

      (1) That with the consent of the Registrar of Companies the name of SmartForce PLC be and it is hereby changed to "SkillSoft Public Limited Company" and that paragraph 1 of the Memorandum of Association of SmartForce be amended to read as follows: "1. The name of the Company is SkillSoft Public Limited Company."

      (2) That the terms of a share repurchase agreement proposed to be entered into between SmartForce PLC and Credit Suisse First Boston Corporation relating to the purchase by SmartForce PLC of its own ordinary shares (represented by American Depositary Shares ("ADSs")), a copy of which agreement has been available for inspection by the members of SmartForce PLC in accordance with
Section 213 (5) of the Companies Act, 1990 (the "1990 Act"), be and the same hereby are approved and authorized for the purposes of Part XI of the 1990 Act, provided that this authority shall expire at the close of business on November 30, 2003 unless previously renewed, varied or revoked in accordance with Section 213 of the 1990 Act. SmartForce PLC shall be entitled under such authority or under any renewal thereof to enter into, at any time prior to the expiry of such authority, a contract of purchase, which would or might be wholly executed after such expiry, and may complete any such contract as if the authority hereby conferred had not expired. All ordinary shares (represented by ADSs) repurchased by SmartForce PLC pursuant to the share repurchase agreement shall be cancelled upon their repurchase.

Votes for Proposal 1 regarding the Corporate Name Change:

                                        Votes        Votes
                        Votes "FOR"   "AGAINST"   "ABSTAIN"
                        -----------   ---------   ---------
Ordinary Shareholders            4            0           0
ADS Holders             50,785,693       95,273      11,304

Votes for Proposal 2 regarding the Share Repurchase:

                                        Votes       Votes
                        Votes "FOR"   "AGAINST"   "ABSTAIN"
                        -----------   ---------   ---------
Ordinary Shareholders            4           0           0
ADS Holders             50,680,771     156,243      55,256


   ITEM 5. - OTHER INFORMATION

      Not applicable.

   ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits.

      See the Exhibit Index attached hereto.

      (b)  Reports.

      On September 20, 2002, we filed a Current Report on Form 8-K September 6, 2002 that reported under Item 2 the completion of our merger with SkillSoft Corporation on September 6, 2002.

      On November 14, 2002, we filed a Current Report on Form 8-K dated September 4, 2002 that reported under Item 5 the amendment of certain deposit agreements with The Bank of New York.

      On November 18, 2002, we filed a Current Report on Form 8-K dated June 10, 2002 that reported under Item 5 amendments to our Declaration of Subscription Rights.

      On November 20, 2002, we filed a Current Report on Form 8-K dated November 19, 2002 that reported under Item 5 our intent to restate certain historical financial statements of SmartForce PLC.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                SKILLSOFT PUBLIC LIMITED COMPANY


      Date:  January 21, 2003                   By /s/ Thomas J. McDonald
                                                   -----------------------------
                                                   Thomas J. McDonald
                                                   Chief Financial Officer

                                 CERTIFICATIONS

I, Charles E. Moran, certify that:

1. I have reviewed this quarterly report on Form 10-Q of SkillSoft Public Limited Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                        /s/ Charles E. Moran
                                        ------------------------------------
Dated: January 21, 2003                 Charles E. Moran
                                        President and Chief Executive Officer

                                 CERTIFICATIONS

I, Thomas J. McDonald, certify that:

1. I have reviewed this quarterly report on Form 10-Q of SkillSoft Public Limited Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                            /s/ Thomas J. McDonald
                                            ------------------------------------
Dated: January 21, 2003                     Thomas J. McDonald
                                            Chief Financial Officer

                                  EXHIBIT INDEX


3.1 Memorandum of Association of the Company as amended on March 24, 1992, March 31, 1995, April 28, 1998, January 26, 2000, July 10, 2001, September
      6, 2002 and November 19, 2002.

3.2 Articles of Association of the Company as amended on July 6, 1995, April 28, 1998, January 26, 2000, July 10, 2001, September 6, 2002 and November 19, 2002.

10.1  Books24x7.com, Inc. 1994 Stock Option Plan.

10.2  SkillSoft Corporation 1998 Stock Incentive Plan.

10.3  SkillSoft Corporation 1999 Non-Employee Directors Stock Option Plan.

10.4  SkillSoft Corporation 2001 Stock Incentive Plan.

10.5 Agreement and Release, dated as of May 1, 2002, between SmartForce PLC and Jeff Newton.

10.6 Separation Agreement and Release, dated as of September 13, 2002, between SmartForce and Thomas Francis McKeagny.

99.1 Certifications of the Company's CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.