Form 10-K
period 2003-01-31
SKILLSOFT PUBLIC LIMITED CO
filed 2003-04-29
CIK 940181

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE FISCAL YEAR ENDED JANUARY 31, 2003
   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
           SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM          TO
                       COMMISSION FILE: 0-25674

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                 TITLE OF CLASS
                             Ordinary Shares, E0.11
                              Subscription Rights

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [ ]     No  [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes  [X]     No  [ ]

     The approximate aggregate market value of voting shares held by non-affiliates of the registrant as of June 28, 2002 was $173,566,073.

     On April 11, 2003 the registrant had outstanding 99,608,695 Ordinary Shares (issued or issuable in exchange for the registrant's outstanding American Depository Shares ("ADSs")).

     Pursuant to Rule 12b-25, this Form 10-K does not include disclosures for Items 6, 7, 7a, 8 and 14. These items and the complete certifications by the chief executive officer and chief financial officer pursuant to Rule 13a-14 will be filed by amendment.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant intends to file with the Securities and Exchange Commission a definitive proxy statement with respect to the Annual General Meeting of Shareholders to be held on July 17, 2003. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        SKILLSOFT PUBLIC LIMITED COMPANY

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
Item 1.   Business....................................................    2
Item 2.   Properties..................................................   16
Item 3.   Legal Proceedings...........................................   17
Item 4.   Submission of Matters to a Vote of Security Holders.........   21

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   22
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   23

Item 10.  Directors and Executive Officers of the Registrant..........   23
Item 11.  Executive Compensation......................................   23
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................   24
Item 13.  Certain Relationships and Related Transactions..............   24

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   24
Signatures............................................................   25
Certifications........................................................   26

                                     PART I

     Any statements in this Form 10-K about future expectations, plans and prospects for SkillSoft, including statements containing the words "believes," "anticipates," "plans," "expects," "will" and similar expressions, constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including those set forth in Item 7 under the heading "Future Operating Results".

     As used in this Form 10-K, "we", "us", "our", "SkillSoft" and "the Company" refer to SkillSoft Public Limited Company and its subsidiaries.

ITEM 1.  BUSINESS

GENERAL

     On September 6, 2002, we completed a merger with SkillSoft Corporation, a Delaware corporation, and, on November 19, 2002, changed our corporate name from SmartForce PLC to SkillSoft PLC.

     We are a leading global provider of comprehensive, multi-modal e-Learning content and software products for business and information technology (IT) professionals. Multi-modal learning (MML) solutions offer powerful tools to support and enhance the speed and effectiveness of both formal and informal learning processes. MML solutions integrate our in-depth courseware, learning management platform technology and support services to meet our customers' learning needs.

     We focus on a variety of IT, professional effectiveness and business topics that we believe represent the critical skills required of employees in increasingly dynamic and complex work environments. We partner with some of the world's technology leaders to co-develop sound, standardized content that delivers rich, comprehensive learning and performance support experiences. Our IT skills courses give learners the ability to gain the technical knowledge they need to perform their jobs. Our business skills (also known as soft skills) courses concentrate on the skills and knowledge that are relevant to the various areas of functional responsibility in today's business organizations. These skills are important to a business professional's ability to work better with business associates and customers, make better business decisions, and more effectively achieve his most important work-related and career oriented objectives. Our products and services are designed to accelerate the ability of today's workforce to master the business and technology skills required for competitive success, enable our customers to address training and performance support issues that support their business objectives and provide a system of continuous support to working employees. Our solutions are based on open standards Web technologies and flexible, low bandwidth architecture, enabling users to access the material they need via computer, with the specificity or breadth that they require, anytime or anywhere that they may need it.

     We currently have thousands of customers worldwide spanning business, government and education, and more than 4.5 million licensed users. We focus on meeting the comprehensive business skills and IT learning needs of professionals in Global 5000 organizations through a comprehensive range of content-centered, e-Learning solutions. The integration of our e-Learning offerings delivers a comprehensive MML solution that includes the following major content modalities:

          Business Skills Library: This includes more than 1,875 courseware titles and simulations encompassing professional effectiveness, management/leadership, project management, sales and customer-facing skills, business strategy/operations, finance, human resources, safety/health and financial services. Our courses feature strong visual design; a focus on instructional objectives at the application and analysis levels; and learner interactivity and reinforcement through RolePlays, SkillSimulations, and case studies.

          IT Skills and Certification Library: This includes more than 1,900 courseware titles encompassing software development, operating systems and server technologies, Internet and network technologies, enterprise database systems, Web design, and desktop computer skills. Our IT skills library also supports more than 70 current industry certification exams.

          Online Mentoring: This service is offered for over 70 current major certification exams for IT professionals, end user technologies and project management skills. Our approximately 50 on-staff mentors, averaging over 20 certifications each, are available 24 hours a day, 7 days a week. Through online chats and e-mail, learners can ask questions, receive clarification, and request additional information to help them get the answers and understanding they need.

          Books24x7 Referenceware(SM): This includes more than 4,000 unabridged IT and business books and reports that are available to online subscribers through our subsidiary, Books24x7. A unique, patent-pending search engine gives subscribers the ability to perform multi-level searches to pinpoint information needed for on-the-job performance support and problem-solving.

     We were incorporated in Ireland on August 8, 1989. Our registered office is located at Belfield Office Park, Clonskeagh, Dublin 4, Ireland, and our telephone number at that address from the United States is (011) 353-1-2181000. Our principal office in the United States is located at 107 Northeastern Boulevard, Nashua, New Hampshire 03062, USA, and our telephone number at that address is (603) 324-3000.

     We maintain a Web site with the address www.skillsoft.com. We are not including the information contained in our Web site as part of, or incorporating it by reference into, this annual report on Form 10-K. We make available free of charge through our Web site our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the Securities and Exchange Commission.

INDUSTRY BACKGROUND

     The corporate training market is large. We believe that a substantial majority of the corporate training market is comprised of soft skills and IT skills training. We believe that the growth in corporate training in general and soft skills training in particular is being driven by:

     - the evolution of our economy to a service-based and knowledge-based economy, in which the skills of the workforce often represent the most important corporate assets;

     - the increasing recognition by businesses that it is imperative to continually improve the skills of their employees in order to remain competitive;

     - the rapidly evolving business environment, which necessitates continual training and education of the employee base; and

     - the increased competition in today's economy for skilled employees and the recognition that effective training can be used to recruit and retain employees.

     Although corporate training has historically been dominated by traditional classroom instruction, e-Learning solutions are changing the manner in which business enterprises improve the skills of their workforce. By providing real-time accessibility and user-focused specificity, we believe that e-Learning is changing the training and education process from a distinct event -- often off-site and limited in scope -- to a process of continuous learning for employees. With the rising needs for training in increasingly complex working environments, we believe that properly designed and deployed e-Learning solutions can effectively address the needs of companies seeking to provide comprehensive, enterprise-wide learning resources to their employees. These solutions can support both the planned formal learning priorities and the day-to-day informal learning activities that comprise the primary means by which business professionals learn the skills needed to do their job and grow their careers.

     We believe that e-Learning solutions present a significant opportunity for corporations to effectively train and support the productivity of their workforce. Like traditional technology-based training solutions, such as CD-ROMs and client/server applications, e-Learning solutions alleviate the inefficiencies associated with classroom training, including travel costs, scheduling difficulties and the opportunity costs of employees' time. In addition, e-Learning provides benefits beyond other technology-based training methods that make it more flexible, effective and cost-efficient. For example, e-Learning solutions provide more timely and simplified deployment, the flexibility of self-directed and personalized learning, improved ease of use, and enhanced product/user support and administrative functionality. Furthermore, through the use of object-oriented database technologies, e-Learning solutions provide access via computer to content anytime, anywhere over the Internet and in the exact amount required.

PRODUCTS

  PRODUCT LIBRARY OVERVIEW

     With over 3,700 courses spanning IT, cross-functional soft skills, functional area expertise and workplace compliance subjects, we are an industry leader in e-Learning content solutions for today's critical business and IT skills. Through our focus on these critical skills and our track record in fast and effective execution, we strive to deliver e-Learning content that excels in terms of depth, breadth, up-to-date relevance, interactive learning design and Web deployment flexibility. Also, through our Books24x7 professional Referenceware offering, we offer users over 4,000 unabridged IT and business titles from 80 of the world's best-known publishing companies. Together, these multi-modal e-Learning components offer organizations an array of both formal and informal learning based on user needs -- whether students need to immerse themselves in the subject matter or need to quickly reference content for five to ten minutes of on-the-job performance support.

     We regularly add new courses to cover new technologies and new subjects requested by our customers or that we believe our customers will want. We also regularly retire courses from our active library as certain technologies become outdated or used less frequently by our customers, and as we replace older courses with newer and higher quality versions. This combination of adding and retiring courses, which is part of our continuous effort to ensure the currency and highest quality of our active library, will cause the overall active library size to fluctuate.

  IT SKILLS COURSEWARE

     Our comprehensive IT skills library of e-Learning courses and learning objects (a topic within a course) encompasses a wide array of the technologies used by IT professionals and business end users. As of January 31, 2003, our IT skills library included over 1,900 courseware offerings that are divided into six major Solution Areas:

Software Development                     Operating Systems & Server Technologies
Internet & Network Technologies          Enterprise Database Systems
Web Design                               Desktop Computer Skills

     The courseware in these Solution Areas address over 70 of the current technical certification programs sought by technical professionals and enterprises providing technical products and services to their customers, including:

MICROSOFT                 COMPTIA      LOTUS NOTES        ORACLE
MOS                       A+           R5 CLS Admin       OCA 8i
MCP                       Net+         R5 CLS Developer   OCA 9i
MCSA 2000                 INet+        R5 CLP Admin.      OCP 8i
MCSE 2000                 IT Project+  R5 CLP Developer   OCP 9i
MCSD VB 6.0               Linux+
MCSD .NET (VB)            Sever+
MCDBA

JCERT                     CICSO        SECURITY           CIW
Jcert Web Programmer      CCNA         Sans Geac          CIW Associate
Jcert Web Developer       CCDA         CompTIA Security+  Master Enterprise Developer
                          CCNP         CISSUP (ICS2)      CIW Site Designer

MACROMEDIA                ECDL
Coldfusion MX Developer   ECDL
Dreamweaver MX Developer  ICDL
Flash MX Developer

     In addition to our more than 900 current English language IT skills courses, over 1,000 of our IT skills course titles have been localized into a number of languages including German, French, Spanish, Italian, Japanese, Dutch, Greek, Portuguese and Korean to support other geographic markets.

  CRITICAL BUSINESS SKILLS COURSEWARE AND SIMULATIONS

     Our comprehensive business skills library of e-Learning courses, simulations and learning objects encompasses a wide array of professional effectiveness skills and business topics. As of January 31, 2003, our library included over 1,875 business skills course and simulation offerings. Our business skills courses and simulations are divided into the following major Solution Areas:

Professional Effectiveness               Business Strategy & Operations
Management & Leadership                  Safety & Health
Project Effectiveness                    Workplace Compliance
Sales & Customer-Facing Skills           Financial Services Industry
Finance, HR & Administration

     In addition to the more than 750 business skills courses in our North American English library, over 1,130 have been localized into a number of languages including UK English, Italian, German, French, Castilian Spanish, Japanese, Mandarin Chinese, Traditional Chinese, Simplified Chinese and Latin American Spanish to support other geographic markets.

  BOOKS24X7.COM GROUP

     Books24x7, a SkillSoft company, offers a suite of core, unabridged and topically organized Referenceware collections that provide online subscribers the ability to perform multi-level searches to pinpoint information needed for on-the-job performance support and problem-solving. Referenceware products draw upon leading professional reference books, journals, research reports and documentation. Books24x7 delivers Referenceware via a Web-based platform that enables paying subscribers to browse, read, search, and collaborate anytime, anywhere with a simple Web connection. The Referenceware collections include:

          ITPRO COLLECTION is geared toward technology professionals including developers, network administrators, technology executives, information services managers and technical support representatives. This collection consists of content from dozens of IT publishers including industry leaders such as Apress, Microsoft Press, MIT Press, Osborne/McGraw-Hill, Sybex and Wiley.

          BUSINESSPRO COLLECTION is geared toward professionals whose role requires exercising strong business judgment. This collection contains over 30 business skills and professional development publishers including industry leaders such as AMACOM, ASTD, Berrett-Koehler, Harvard Business School Press, Jossey-Bass, Oxford University Press, and Wiley.

          OFFICEESSENTIALS COLLECTION is a specialty collection geared toward non-technical users who require occasional real-time assistance with common office applications. This collection contains award winning content, including the "for Dummies(TM)" series, is written in a comfortable, easy-to-understand tone and can be deployed to desktops to relieve Help Desk congestion, or provided as an end-user "safety-net" during migration to new platforms such as Windows 2K or XP.

          FINANCEPRO COLLECTION is a collection that offers professionals access to relevant information on a variety of financial and accounting topics. FinancePro delivers fully searchable, online content from popular publishers such as AMACOM, John Wiley & Sons, McGraw-Hill and Oxford University Press, and is an essential tool for anyone needing immediate access to financial reference materials including such topics as GAAP, International Accounting Standards, operations management, planning and taxation.

  THE SKILLSOFT INSTRUCTIONAL DESIGN MODEL

     Our instructional design model, which we have used in designing our business skills courses and will use for the development of our new IT skills courses, is based primarily on the concepts of performance-oriented instruction, mastery and the sequencing of instructional activities and strategies. The model draws heavily from adult learning principles that emphasize learner initiative, self-management and experiential learning. The design of each of our courses starts with the definition of user-focused performance objectives and then proceeds to the selection and implementation of instructional strategies and learning activities appropriate for those objectives. Frequent practice questions or exercises along with assessments measure users' achievement of those objectives. This robust, yet flexible, design methodology creates an instructionally sound framework for the design and development of highly interactive, engaging and instructionally effective courses -- regardless of the content focus or level of learning.

     Our instructional design model is intended to meet the challenge of creating effective and engaging instruction that is easily deployed on our corporate customers' global computer networks or over the Internet. Our design, development and quality assurance standards and processes are all geared toward insuring each course meets our expectations for the best instruction possible.

     Our post-merger instructional design initiatives are focused on producing courses in all content areas with:

     - learning outcomes specified by performance goals and objectives;

     - content and learning activities based on specified objectives;

     - assessment based on the knowledge and skills specified in the objectives;

     - options to take assessments in either pre- or post-test mode;

     - instructional strategies and multimedia elements tailored to the specific course content;

     - instructional strategies appropriate for the content and learning level, such as examples, behavior modeling, guided practice, and simulations; and

     - levels of learning appropriate for the content and the target audience.

     The theories and principles embedded within our instructional design model are actualized via:

     - friendly, intuitive graphical user interface;

     - course structure and interface that supports self-paced, user-controlled instruction;

     - unlimited access to instruction and mastery assessments;

     - standardized templates to create unified and predictable functionality;

     - a variety of presentation, practice, and assessment templates supporting high levels of user interactivity and engagement; and

     - standardized, yet flexible, flow of instruction.

     Starting from this set of common elements and attributes, our courses then include the instructional strategies most suitable for the content and specified objectives. For instance, the approach to teaching communication skills is different from the approach to teaching finance or accounting skills and the strategies used to teach these two business content areas differ from those used to teach computer and software skills.

  LEARNING DESIGN FOR BUSINESS SKILLS

     Our business skills courses cover a broad range of business and professional effectiveness curriculum areas. Some are very straightforward, such as finance; others are "softer", or more behavioral, such as communication skills, calling for a different set of instructional presentation and practice strategies. In addition, we have a strong commitment to reach the highest possible levels of learning in each course -- including as much application and analysis level as possible supported by strong foundational learning at the knowledge and comprehension levels.

     The key instructional features and strategies in our business skills courses are:

     ROLEPLAY(TM) EXERCISES -- RolePlay exercises present users with opportunities for realistic practice of varying aspects of course content within everyday workplace scenarios. RolePlay exercises have multiple possible outcomes based on users' responses to the simulation's interactions. When integrated into course topics, RolePlay exercises allow users to freely explore the impact of handling realistic work situations in different ways. SkillSoft's RolePlay design allows users to experience the exercise in "score" mode or "explore" mode. Using score mode lets learners assess their level of skill within the targeted content area. Using explore mode allows the learner to dynamically explore alternative responses to see the impact of those choices. This user-driven exploration is key to real learning. People learn as much, or more, from their mistakes as from the things they do correctly. RolePlay brings this principle home to e-Learning. With over 1,300 RolePlay simulations integrated into our courseware library, we are an industry leader in delivering simulation-enriched e-Learning solutions.

     AUDIO-ENABLED LEARNING -- Another key feature in our business skills instruction is audio-enabled learning. This feature, which can easily be turned on or off based on user preference, greatly enhances engagement and retention for many users. Audio can be especially key to the instructional effectiveness of behavior modeling, RolePlay exercises and SkillSimulations.

     SIMULATED DIALOGS -- The ability to observe behaviors and their outcomes (positive and negative) is a key strategy for teaching professional and behavioral skills. The simulated dialog strategy gives users an opportunity to observe and listen to the conversations of two or more people. The inclusion of "character" audio enhances the emotional and tonal qualities of the conversation, while the varying facial expressions and body language offer another layer of interpretation. These features, combined with the spoken words of the characters, provide realistic vignettes or scenarios in which varying aspects of a behavioral skill can be presented.

     CASE STUDIES -- A case study strategy describes a complex situation, often in the form of a story or scenario, and then asks the user to explore its characteristics and possible resolutions. Complexity is the primary difference between case studies and examples that can be easily presented and practiced through other types of strategies, such as multiple choice and matching. Case studies are used to achieve learning at the application and analysis levels and to present examples of content within appropriate business contexts.

     ANIMATIONS -- Animations are an important extension of our leading visual design. We use animations when movement is an important part of the teaching point and when the content requires that the user's eye be drawn to a specific area of the screen. Examples of content areas where animations can enhance learning effectiveness include instruction on process and dataflow diagrams, hierarchical and dependency relationships and changes in state or perspective. Our animations, as is true with all our courses and simulation products, require no plug-in technologies or special servers to deliver.

     ONLINE JOB AIDS -- All of our business skills courses include online job aids that help transfer newly learned skills back to the job or serve as a "refresher" course on a previously learned skill. Job aids are courseware "take-aways" that can be used as-is, or tailored to meet a user's needs. Each job aid can easily be edited to reflect a user's organization-specific information, and users can add organization-specific job aids that they have independently developed.

     LEARNING AIDS -- Learning aids are tools or documents used in support of course content presentation and practice. They are designed to support specific course context or content, and, therefore, are not available for use outside of the course. Learning aids could appear as worksheets (interactive or passive), reference documents too large to include in a standard template, complex charts or graphs or a variety of other formats. Only the content and the chosen instructional strategies limit the variations.

     ACCELERATED PATH(TM) -- This feature uses assessment results to help learners eliminate instruction on topics for which they've already demonstrated mastery. Based on a user's assessment results, our courses provide guidance to the user to help him bypass content that he already knows. With employee time away from the job widely recognized as the dominant expense in any business training effort, the savings offered by Accelerated Path can be very compelling.

     SKILLSIMULATIONS -- SkillSimulations are instructional strategies that extend the learning advantages of RolePlay into larger, more complex e-Learning experiences. SkillSimulations are designed to give users an opportunity to practice new skills in realistic work situations. Each SkillSimulation, typically 20-to-40 minutes in duration, provides users with an opportunity to practice application level skills based on content drawn from multiple courses within one of our learning paths or series (a collection of related courses). Users practice these skills by navigating through different scenarios in which they encounter a variety of business problems. As in real life, users have the opportunity to select different courses of action, and the scenario unfolds according to the users' choice of actions. Events such as telephone calls, meetings and interruptions add to the reality of each scenario.

     SkillSimulations, with integrated links to their corresponding SkillSoft course series, provide a powerful learning experience that allows the user to immediately apply newly gained knowledge to challenging business situations. This results in engaging learning experiences and real skill transfer.

     BLENDED LEARNING TOOLKIT -- Blended Learning Toolkits are our latest product offering in the business skills curriculum. Like SkillSimulations, the Blended Learning Toolkits are based on content drawn from multiple courses within a single learning path or series. However, this product is designed to provide our customers with tools for blending e-Learning into the workplace as well as the classroom. Each Blended Learning Toolkit consists of a Users Guide, approximately 30 activities or tools, PowerPoint presentations that summarize the key teaching points from each lesson in all the courses within the learning path, and short text-based summaries (SkillBriefs) of all the topic content. Blended Learning Toolkits are delivered electronically and can be used "as is" or customized to meet individual customer requirements. Customers have the freedom to "blend" the tools into traditional classroom settings, instructional events delivered via e-Learning platforms like WEBEX or Centra, or to hand them over to managers, supervisors, facilitators, and anyone else interested in transferring learning into the workplace. The Blended Learning

Toolkit provides multi-layered content with many options for use and implementation. It is adaptable and flexible to support a variety of audiences, content areas, and implementation environments and platforms. The goal of the Blended Learning Toolkit is to effectively reinforce the application of knowledge and skills from our courses. Most of all, it provides our customers with another opportunity to enhance and leverage their investment in e-Learning.

  LEARNING DESIGN FOR IT SKILLS

     Like our business skills courses, the instructional strategies chosen for use in an IT skills course are largely dependent on the course content and objectives. Learning the use or function of buttons, menu items and other familiar software elements is largely a knowledge and comprehension task. Learning the steps to complete a specific task is very procedural and best achieved via observation, followed by practice, with varying degrees of guidance, feedback and support. In support of these and other IT skills-related learning goals, our IT skills courses include static and interactive explanations, step-by-step demonstrations of how to perform specific procedures, guided practice activities, and sample coding solutions. Most importantly, our IT skills courses also include reinforcing optional practice activities designed to be used by the course user in the "real" or "live" software application environment. Topic-level review questions and the inclusion of mastery assessments at the end of each course are designed to further reinforce the learning.

     The key instructional features and strategies in the IT skills courses are:

     INTERACTIVE TEXT AND GRAPHICS -- Our IT skills courses use a variety of interactive lists and graphics to present and explain software features and functions, such as buttons, menu items, coding or tagging parameters, and syntax. This strategy is also an effective method to break down complex concepts into smaller, graphically represented parts, or to separate lines of code into smaller sections. Clicking or selecting graphically portrayed "parts" produces additional information or explanation about that specific part. Another feature, "drill-downs", allow learners to navigate vertically in a topic by clicking meaningful graphics and icons, are a useful departure from the "page turning" linear approach to representation that characterizes much e-Learning. All these features allow learners to review information as often as they want and to ignore something if they choose to.

     INTERACTIVE DEMOS -- "Demos" in our IT skills courses are demonstrations of software procedures and tasks. Most typically, the demonstration will divide the procedure or task into specific steps and then sequentially "show" those steps to the user. As the Demo moves from one step to the next, a simulated representation of the software shows what happens next and additional text provides commentary. In addition, learners are given the option of performing the salient steps of the procedure. The user is prompted to perform specific steps, or enter code that achieves a specified end result.

     PROMPTED ANIMATIONS -- The purpose of these is to help the learner visualize processes - to draw his attention to an area on an interface or conceptual graphic. Because these animations are prompted (that is, after the learner is told about a process, he is prompted to launch an animation of it), they help to avoid split attention, which occurs when text displays and an animation initiates at the same time, with the result that the learner doesn't know what to concentrate on.

     INTERACTIVE EXERCISES -- There are many types of interactive exercises used in our IT skills courses.

     Interface Questions invite learners to recall a step from a procedure that has already been outlined, on a simulated interface. If the learner performs the step correctly, the interface responds as it would in the real application. In this way, it offers a simulated experience of an application. If learners decide not to perform the question, they can click forward or click a "Show-me" button, both of which launch an animated sequence of the correct step.

     User-input questions enable learners to complete a statement or segment of code by typing the answer into a blank area in the code or statement.

     Multiple-choice, matching, and ranking questions are interactive problem-solving activities that give learners the opportunity to evaluate and/or apply their knowledge before taking a test. Learners are "debriefed" on their progress via detailed reinforcement, regardless of whether they got the question right or wrong. Additional functionality includes hints that the learner can access, and additional presentation and reinforcement information.

     SIMULATIONS -- Our IT skills courses contain standalone topics that give learners the opportunity to independently practice or consolidate the most critical procedures and learning taught in the preceding instruction. There are four types of simulations, each focused on developing different skills:

     - Software simulations, which consist of a series of tasks that learners perform in a simulated version of the application being discussed in the course.

     - Coding simulations, which give learners the opportunity to analyze and write code or commands.

     - Hardware simulations, which simulate hardware setup problems.

     - Case-Studies, which consist of an interactive review of concepts and information, presented in a "real-world" scenario.

     All of these exercises provide the learner with opportunity to practice his skills at higher learning levels. All types of exercises typically build on skills practiced previously in the course and are designed to cover multiple learning objectives.

     MENTORED EXERCISES AND SELF-ASSESSMENT EXERCISES. These exercises are designed to provide the user with an opportunity to apply new knowledge and skills within a live software application. Mentored exercises are designed to allow learners to carry out complex tasks and exercises and submit them to a mentor for review. Self-assessment exercises allow learners the opportunity to carry out similar tasks and exercises, on which they can then assess themselves from a provided solution. Both of these exercises involve the presentation of a real-world scenario requiring the learner to provide a solution or complete a series of tasks. After completing a series of these activities, users will have a set of documents or products demonstrating proficiency with the skills taught by the course.

  WEB-BASED ARCHITECTURE AND DEPLOYMENT

     Our Web-based architecture and deployment strategy enables us to provide a number of features to support users in their learning. Examples include:

     - Learning Management Platforms that permit users to access a wide variety of e-Learning resources over the Web, including courseware, simulations, Referenceware, online mentoring, SkillBrief articles, job aids and TestPrep certification practice exams. We currently support two major learning management platforms that each supports several hundred of our Global 5000 customers: SkillPort and MySmartForce. We are developing a future unified Learning Management Platform with the intention of combining certain of the key features of these two existing platforms.

     - Search-and-Learn(TM) technology, a key component of SkillPort, which adapts search engine technologies to the object-oriented nature of our content architecture. Using Search-and-Learn technology, users can perform keyword-based, intelligent searches covering their company's entire library of licensed SkillSoft courses. Our search technology presents users with a list of the specific courses, topics, online job aids and SkillBrief articles that match their identified training needs, enabling them to directly access that information -- when and where they need it.

     - Online Mentoring, a service that is available for over 70 current major certification exams for IT professionals, end user technologies and project management skills. We have approximately 50 on-staff mentors, averaging over 20 certifications apiece, that are available 24 hours a day, 7 days a week. Through on-line chats and e-mail, learners can ask questions, receive clarification, and request additional information to help them get the answers and understanding they need.

     - TestPrep Certification Practice Exams, addressing over 45 of the most popular current certification exams from Microsoft, Cisco, Oracle and CompTIA. TestPrep practice exams allow learners to test their knowledge in a simulated certification-testing environment. Tests can be taken in two modes -- study and certification. The un-timed study mode is designed to maximize learning by providing feedback and mapping back to appropriate SkillSoft courses for further study, while the against-the-clock certification mode is designed to mimic a certification exam.

     - SkillBrief Articles, which are one-page summaries of over 5,500 topics and offer on-the-job performance support. They can be used while taking a course, as a 5-minute learning event or anytime a student needs a refresher.

     - Course Customization Toolkit, which offers a simple and comprehensive method of individually customizing our business skills courses by organizing specific content and examples, or combining topics or learning objects from different courses using a user-friendly template.

     - Assistive Technology Support, which is designed to address the requirements of Section 508 of the Rehabilitation Act of 1973, which provides that as of June 2001, computer software applications purchased or developed by federal agencies must be designed for accessibility by people who are blind, deaf or have poor motor skills. We have aggressively worked to adapt our online business skills courseware to meet the requirements established by Section 508. This development work is consistent with our general corporate philosophy to help organizations "democratize" training and give all employees accessibility to training and development opportunities anywhere, anytime through computers. Our North American English business skills courseware now provides any user in a government or commercial organization with sight, hearing and/or mobility limitations, equal access to our courses through the use of assistive technologies such as screen readers. We are currently working to bring this same level of Assistive Technology Support to our English-language IT skills courseware library, and anticipate completing that work during the current fiscal year.

     Our products incorporate high performing Web technologies that we believe substantially improve our product performance. Our courses and support tools are developed using cross-platform technologies such as HTML, XML, Java, JavaScript, Flash and ColdFusion. Our products employ advanced compression and database management techniques, which allow our products to deliver high-quality performance within our customers' bandwidth constraints. This enables us to provide our e-Learning solutions to most users, not just those with the most powerful computers, quickest modems and highest resolution monitors.

     We also offer a fully hosted model as a deployment option for companies that prefer to have users access courses from SkillSoft-managed servers via the Internet rather than host the courses on the customer's own intranet. For many customers, this option can significantly simplify and shorten the implementation process.

  PRODUCT PRICING

     The pricing for our courses varies based upon the number of course titles or the courseware bundle licensed by a customer, the number of users and the length of the license agreement (generally one, two or three years). Our license agreements permit customers to exchange course titles, generally on the contract anniversary date. Some product features, such as SkillPort, the Course Customizing Toolkit, and course hosting, are separately licensed for an additional fee.

     The pricing for our MML license varies based on the content offering selected by the customer, the number of users within the customer's organization and the length of the license agreement. Our MML license provides customers access to a full range of learning products including courseware, Referenceware, simulations, mentoring and prescriptive assessment.

     A Referenceware license gives users access to the full library within one or more collections (ITPro, BusinessPro, FinancePro and OfficeEssentials) from our Books24x7.com Group. The pricing for our Referenceware licenses varies based on the collections specified by a customer, the number of users within the customer's organization and the length of the license agreement.

SALES AND MARKETING

     In the fiscal year ended January 31, 2003, our products were sold in over 45 countries. We use a multi-prong sales strategy, consisting of

     - a direct sales force for larger accounts;

     - a telesales force to support the field sales organization and a telesales organization for selling directly to consumers; and

     - resellers for small and mid-sized accounts and some international markets.

     We believe this strategy enables us to focus our resources on the largest sales opportunities, while simultaneously leveraging the contacts and employees of our resellers to address opportunities that may not be cost-effective for us to pursue directly.

     As of January 31, 2003, we employed 265 sales professionals, sales operations, telesales (not including SmartCertify), and sales management personnel. Each account executive reports to either a regional sales director or a regional sales vice president who is responsible for revenue growth and expense control for his or her area. Our sales professionals have significant sales experience, as well as extensive contacts at the corporate customers that we target. The sales process for an initial sale to a large customer typically ranges from three to twelve months and often involves a coordinated effort among a number of groups within our organization.

     In addition to the telesales personnel located in Nashua and the United Kingdom, we also engage in selling efforts through our telesales organization located in Clearwater, Florida, SmartCertify Direct, Inc. As of January 31, 2003, SmartCertify Direct employed 199 people in telesales, sales management and marketing.

     Our direct sales force uses sophisticated salesforce automation software to track each prospect and customer through a sales cycle covering the following seven stages: prospect, qualify, discovery, evaluation, proposal, negotiate and close. Each step of the sales cycle has certain exit criteria that must be satisfied before the prospect can progress to the next stage. Our senior sales executives hold review meetings throughout each quarter with our regional sales vice presidents and in some cases their account executives to assess their 90-day forecast, 120-day pipeline development and longer term territory strategy. Our regional sales vice presidents, regional sales directors and their account executives typically confer regularly throughout the quarter to review progress toward quarterly goals and longer term business objectives and for coaching sessions.

     Our products are resold by a number of leading education technology vendors.

     We have an office in the United Kingdom that serves as the hub of our Europe and the Middle East operations. We also have an office in Sydney, Australia that serves as the hub for our Asia-Pacific operations. In order to accelerate our worldwide market penetration, our sales strategy includes developing relationships to access indirect sales channels such as reseller and distributor partners. Our indirect sales channels give us access to a more diverse client base, which we otherwise would not be able to reach in a cost-effective manner through our direct sales force. At January 31, 2003, we employed 21 indirect sales channel employees. Our development and marketing partners also generally have the right to resell products developed under their alliances with us.

     Our marketing organization utilizes a variety of programs to support our global sales team. As of January 31, 2003, our marketing organization consisted of 23 employees. Our marketing programs include:

     - telemarketing;

     - product and strategy updates with industry analysts;

     - articles in the trade press;

     - public relations activities and speaking engagements;

     - printed promotional materials;

     - promotional materials on our Web site;

     - "roadshow" tours, seminars and trade shows; and

     - quarterly online discussions, using "chat room" technology, on subjects such as the successful implementation of Web-based training programs.

     No customer accounted for more than 10% of our revenue for the fiscal year ended January 31, 2003.

CUSTOMER SERVICE AND SUPPORT

     We offer a broad range of support and services to our customers through our professional services organization. We believe that providing a high level of customer service and technical support is necessary to achieve rapid product implementation, customer satisfaction and continued revenue growth.

     Installation support -- We have application engineers available to assist customers with the technical aspects of installing and deploying our products. These engineers test the software and courses within the customer's network to ensure that they run successfully both on the network and at employees' computers.

     Account consulting -- We employ account consultants to assist customers in planning and implementing best practices for e-Learning program success. These individuals offer expertise in establishing training success criteria, planning internal marketing programs and communicating with e-Learning end users. Our account consultants work in close coordination with our application engineers and sales representatives and are an important component of our efforts to monitor and ensure customer satisfaction and success.

     Customer support. We also provide telephone, e-mail and chat support to our customers through our customer support organization. They are available to assist customers 7 days per week, 24 hours per day.

     As of January 31, 2003, our customer service and support organizations consisted of 231 people globally.

STRATEGIC ALLIANCES

     We have entered into, and will continue to expand, our relationships with leading content partners, vendors of software products and learning partners in the markets of e-Business, business, interpersonal and professional skills, vertical education, training and IT.

     We have entered into alliances with, Cisco, PeopleSoft, Oracle, and the jCert consortium which is a collaboration between BEA Software, Hewlett-Packard, IBM, Oracle, Sun Microsystems, Sybase and iPlanet E-Commerce solution, Qwest and Akamai. These alliances encompass content co-development arrangements, platform integration programs and distribution partnerships through complimentary channels. We formed the Internet Security Training Consortium to develop and market training content which addresses the Internet security training needs of enterprises worldwide with leading technology companies including Check Point, Cisco, IBM, Intel, the Javasoft business unit of Sun Microsystems, Lotus, Netscape, Network Associates, RSA Security, Security Dynamics, Hewlett-Packard and VeriSign.

     We believe our development alliances offer a number of advantages, which may include early access to business and IT content and partners pre-released products as well as software engineers and technical advisors for assistance in developing our learning solutions. With the approval of the development partner, products developed under the relationship can be identified as authorized by that content partner, which we believe may improve the marketability of such courses. In addition, these alliances may result in additional distribution channels for us by allowing each party to distribute courses to its respective customer base. In some of these alliances, the software vendor has contributed financial resources toward the development of specified courses. We believe that these alliances also provide significant benefits to the content partner by allowing them to achieve additional market penetration generated by increasing the base of trained users. We also have partnered with major system integration and consulting companies, including Deloitte Consulting and IBM BCS (formerly PricewaterhouseCoopers Consulting) as well as important business process outsourcing organizations such as Exult, Inc. We believe these relationships may be important contributors to our distribution channel because these partners are investing resources in developing e-Learning practices.

COMPETITION

     The market for corporate education and training products is fragmented and highly competitive. We expect that competition in this market will increase substantially in the future for the following reasons:

     - The expected growth of this market.

     - The low barriers to entry. In particular, we do not believe that proprietary technology is an important competitive factor in this market.

     - Our course content providers are often not prohibited from developing courses on similar topics for other companies, provided that they do not use our toolkit or templates.

     - The fragmented nature of the competitive landscape, including many small competitors in the technology-based segment of the market.

     One source of competition for our products is the internal educational and technological personnel of our potential customers. If an organization decides to use external providers to supply some or all of its training, our principal sources of competition in the corporate education and training market are:

     - Providers of traditional classroom instruction. Many of the companies in this category are attempting to adapt their courses to e-Learning formats suitable for access via Web browsers.

     - Providers of CD-ROM training courses.

     - Suppliers of online corporate education and training courses, including Thomson Learning (through subsidiaries such as NETg and Course Technologies), Element K, KnowledgeNet and MindLeaders. Our Books24x7.com Group competes with companies such as Safari, a joint venture between Pearson Technology Group and O'Reilly & Associates, which offers aggregated content primarily restricted to its own titles on a subscription basis.

     We believe that the principal competitive factors in the corporate education and training market include:

     - the breadth, depth and currency of the course content;

     - performance support and other features of the training solution;

     - adaptability, flexibility and scalability of the training products offered;

     - the deployment options offered to customers, in particular, low bandwidth access;

     - customer service and support;

     - price/value relationship;

     - relationships with the customer; and

     - corporate reputation.

     Although we believe that we currently compete favorably with respect to those factors, we may not be able to maintain or improve our competitive position. Some of our current and potential competitors have greater financial resources than we do. Increased competition may result in lost sales and may force us to lower prices, which may adversely affect our business and financial performance.

PRODUCT DEVELOPMENT

     We believe that the development of an effective training product requires the convergence of source material, instructional design and computer technology. When developing a new learning path or product, we first obtain content from our content partners and other subject matter experts, existing courses and product reference materials. Our design and development teams then define the user-focused performance objectives and select the content, instructional strategies, learning activities, and assessments appropriate for the intended learning outcomes. This process includes the creation of design documents, scripts, and in some cases storyboards to document the planned content sequence, instructional flow, and interactive presentation and practice strategies. The design and development team includes subject matter experts, learning designers, technical writers and developers, graphic designers, animators, and content editors and quality assurance reviewers. After final assembly or integration of all course components into a completed course, we test to ensure all functional capabilities work as designed and deliver the desired learning experience and result.

     The core element of our learning solution development process is our design and development process and the tools we use to support that process. Our design, development and production tools are comprised of our own proprietary software and off-the-shelf tools. Our combination of development toolsets allows us to quickly and efficiently create and continually update modular learning events and enhance, on an ongoing basis, the multimedia content of such learning events. Our research and development goal is to further enhance our product development process and tools to facilitate the continual evolution of our offerings and ensure that our instructional products incorporate a wide variety of meaningful and effective instructional elements. We use internal developers as well as external content development partners to produce content for our business and IT skills curriculums. The six current external content development partners use the same methods, processes, and tools to develop content as our internal developers, and are held to the same set of instructional design and content quality standards. Course content is supplied by us, by other companies from which we have licensed content, or by the developer, based on an outline jointly defined by us and the developer.

     Our research and development efforts also include a focus on the design, development and integration of other key product elements, including Online IT Mentoring by certified content experts 24 hours a day, 7 days a week, task-based IT simulations and labs, business skills focused SkillSimulations, Certification TestPrep for IT, and Online Referenceware (Books24x7) for Business and IT skills.

     Our approach to technology begins with the understanding that the ability of our customers to deploy our e-Learning applications and content is a critical factor in their success with our products. To meet our customers' varied needs, we strive to enable our courses to be able to be delivered on-line, using standard Web browsers downloaded for off-line usage, or distributed via CDROM.

     Through careful technology selection, product design, and exhaustive compatibility testing, we ensure our products can be deployed on the vast majority of corporate desktop computers and without requiring the installation of specialized plug-ins whenever possible, and can be delivered over the varied and complex network infrastructures in existence today. As technologies and standards evolve, we continuously review those changes and consider adapting our products when possible to ensure compatibility.

     We employ compression technologies for our media components and design our products to operate effectively over low bandwidth network environments. In this way, we reach a broader number of users with our products and minimize the load on our customers' networks.

     Deployment flexibility is also achieved by adhering to industry standards such as AICC and SCORM. Our e-Learning course content is designed for integration with third party learning management systems as well as with our e-Learning platform products.

     The majority of the content for our Referenceware is licensed from third party publishers.

     Most of our research and development activities are conducted by internal teams located in our main product development centers in Dublin, Ireland, Nashua, New Hampshire, Belfast, Northern Ireland, and Fredericton, New Brunswick, Canada.

     As of January 31, 2003, the number of employees in our product development organization totaled 454. We intend to continue to make substantial investments in research and development.

PROPRIETARY RIGHTS

     We do not believe that proprietary technology forms an important or valuable part of most of our business skills and IT skills courseware offerings. We believe that the creative skills of our personnel in developing new products and technologies, our ability to develop and introduce new products rapidly and our responsiveness to customer demands are more important than the availability of legal protections for proprietary rights. We nonetheless protect our technology by various means, including entering into agreements with employees to protect against disclosure of sensitive business information. We have one United States patent and 22 foreign patents with respect to computer-based training technologies and methods and 19 United States and foreign patent applications pending with respect to computer-based training technologies and methods. In addition, we currently have one patent application pending with respect to our Books24x7.com product offerings.

     We attempt to avoid infringing upon intellectual property and proprietary rights of third parties in our product development efforts. However, we do not conduct comprehensive patent searches to determine whether the technology used in our products infringes patents held by third parties. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, some of which are confidential when filed, with regard to similar technologies. If our products violate third-party proprietary rights, we could be liable for substantial damages. In addition, we may be required to reengineer our products or seek to obtain licenses to continue offering the products, and those efforts may not be successful.

     We currently license from Agere Systems, Inc., Macromedia, Inc. (formerly Allaire Corporation) and other third parties some technology -- including data compression technologies and tools for developing Web applications -- and some course content that we incorporate into our products. We also license content for our Referenceware from third party publishers. This technology and content may not continue to be available to us on commercially reasonable terms. The loss of this technology or content could result in delays in development and introduction of new products or product enhancements, which could have a material adverse effect on our business and financial performance. Moreover, we may face claims from others that the third-party technology or content incorporated in our products violates proprietary rights held by those claimants. We may also face claims for indemnification from our customers resulting from infringement claims against them based on the incorporation of third-party technology or content in our products. Although we are generally indemnified against such claims, in some cases the scope of that indemnification is limited. Even if we receive broad indemnification, third party indemnitors are not always well capitalized and may not be able to indemnify us in the event of infringement. In addition, such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources in addition to potential product redevelopment costs and delays, all of which could materially adversely affect our business.

     SkillSoft, SkillPort, RolePlay, Search-and-Learn, e-Learning for the Knowledge Economy, NetUniversity and Accelerated Path are registered trademarks or servicemarks of SkillSoft.

EMPLOYEES

     As of January 31, 2003, we employed 1,364 people. Of these employees, 487 were engaged in sales, sales operations, sales management, alliances and marketing, 179 in management, MIS, administration and finance, 244 in customer service and support and 454 in product development and fulfillment. As of January 31, 2003, 741 employees were located in the United States and 623 in our international locations. None of our employees are subject to a collective bargaining agreement and we have not experienced any work stoppages. We believe that our employee relations are good.

     Our future success will depend in large part on the continued service of our key management, sales, product development and operational personnel and on our ability to attract, motivate and retain highly qualified employees. We also depend on writers, programmers and graphic artists. We expect to continue to hire additional product development, sales and marketing, information services, accounting staff and other resources as we deem appropriate to meet our business objectives.

ITEM 2.  PROPERTIES

     Our United States headquarters are located in an aggregate of 49,183 square feet of office space in Nashua, New Hampshire, of which 23,783 square feet of space is subject to a lease that currently runs on a month-to-month basis and 25,400 square feet of space is subject to a lease that expires in June 2006. In addition, we conduct our operations primarily out of facilities located in Dublin, Ireland, Norwood, Massachusetts; Fredericton, New Brunswick, Canada; and Clearwater, Florida.

     In Ireland, we currently lease and occupy a 68,034 square foot facility in Dublin, which primarily houses our main product development center. Our SmartCertify direct sales group also leases a sales office in Dublin. In addition, we currently lease three other facilities in Dublin, Ireland totaling 32,326 square feet. These spaces have been vacated and the operations previously performed in these facilities have been consolidated into the 68,034 square foot facility.

     In Norwood and Clearwater, we currently lease and occupy 10,137 square feet and 22,129 square feet, respectively. The Clearwater facility houses our SmartCertify direct telesales operation and the lease expires in June 2004. The operations of our Books24x7.com subsidiary are located in Norwood under a lease that expires in December 2005. In addition, we currently lease 41,000 square feet in Redwood City, California that we are in the process of closing. Operations previously performed in this location have been consolidated with our Nashua operations.

     In Canada, we currently lease 47,906 square feet in Fredericton, New Brunswick. The Fredericton facility primarily houses our mentoring operations and certain customer service and support personnel and expires in August 2008.

     We also lease sales offices in a number of other countries including the United Kingdom, Australia, the Benelux and Scandinavian countries, and Germany. We believe that our existing facilities are adequate to meet our current needs and that suitable additional or substitute space will be available on commercially reasonable terms when needed.

ITEM 3.  LEGAL PROCEEDINGS

SEC INVESTIGATION

     On or about February 4, 2003, the Securities Exchange Commission (SEC) informed us that we are the subject of a formal order of private investigation relating to our November 19, 2002 announcement that we would restate the financial statements of SmartForce PLC for the period 1999 through June 2002. We understand that the SEC's investigation concerns SmartForce's financial disclosure and accounting during that period, other related matters, compliance with rules governing reports required to be filed with the SEC, and the conduct of those responsible for such matters. We continue to cooperate with the SEC in this matter.

CLASS ACTION LAWSUITS

     Six class action lawsuits have been filed against us and certain of our current and former officers and directors captioned: (1) Gianni Angeloni v. SmartForce PLC d/b/a SkillSoft, William McCabe and Greg Priest; (2) Ari R. Schloss v. SkillSoft PLC f/k/a SmartForce PLC, Gregory M. Priest, Patrick E. Murphy, David C. Drummond and William G. McCabe; (3) Joseph J. Bish v. SmartForce PLC d/b/a SkillSoft, Gregory M. Priest, William G. McCabe, David C. Drummond, John M. Grillos, John P. Hayes and Patrick E. Murphy; (4) Stacey Cohen
v. SmartForce PLC d/b/a SkillSoft, William G. McCabe and Greg Priest; (5) Daniel Schmelz v. SmartForce PLC d/b/a SkillSoft, William G. McCabe and Greg Priest; and (6) John O'Donoghue v. SmartForce PLC d/b/a SkillSoft, William G. McCabe and Greg Priest. Each lawsuit was filed in the United States District Court for the District of New Hampshire; the first action was filed on November 22, 2002, the second action was filed on December 4, 2002 and the third and fourth actions were filed on December 11, 2002, the fifth action was filed on December 23, 2002, and the sixth action was filed on January 16, 2003. These lawsuits allege that we misrepresented or omitted to state material facts in our SEC filings and press releases regarding our revenues and earnings and failed to correct such false and misleading SEC filings and press releases, which are alleged to have artificially inflated the price of our ADSs. These lawsuits seek unspecified monetary damages, including punitive damages together with interest, costs, fees and expenses. These lawsuits have all been assigned to Chief Judge Paul J. Barbadoro. On March 26, 2003, Judge Barbadoro consolidated the lawsuits under the caption "In re SmartForce Securities Litigation," Civil Action No. 02-544-B, appointed as lead plaintiffs the Teacher's Retirement System of Louisiana and the Louisiana Sheriff's Pension & Relief Fund, and approved the lead plaintiffs' choice of lead counsel and local counsel. We are awaiting plaintiffs' consolidated amended complaint. We believe that we have meritorious defenses to these actions and intend to defend ourselves vigorously.

     At the end of our fiscal third quarter of 1998, several purported class action lawsuits were filed in the United States District Court for the Northern District of California against us, one of our subsidiaries and certain of our former and current officers and directors alleging violations of the federal securities laws. It has been alleged in these lawsuits that we misrepresented or omitted to state material facts regarding our business and financial condition and prospects in order to artificially inflate and maintain the price of our ADSs, and misrepresented or omitted to state material facts in our registration statement and prospectus issued in connection with our merger with ForeFront, which also is alleged to have artificially inflated the price of our ADSs. The court has set a trial date of September 2003. We believe that we have meritorious defenses to these actions and intend to vigorously defend ourselves against them. Although we cannot presently determine the outcome of these actions, an adverse resolution of these matters could significantly negatively impact our financial position and results of operations.

NETG LITIGATION

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

     NETg's most recent complaint alleges in substance that:

     - Charles E. Moran, as the former President of NETg, breached his fiduciary duty to NETg by usurping NETg's corporate opportunities, by commencing a rival business while still employed by NETg and by soliciting NETg personnel to join his rival business while still employed by NETg;

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

     - SkillSoft Corporation breached provisions of a license agreement with NETg relating to the use of NETg's software; and

     - Warburg Pincus Ventures, L.P., a former major investor in SkillSoft Corporation, tortiously interfered with Mr. Moran's and Mr. Nine's fiduciary duties to NETg.

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

     The claims seek injunctive relief against SkillSoft Corporation and Messrs. Moran, Nine, Townsend, Brown and Ritze and Ms. Hovis and demand the return, and no future use by SkillSoft Corporation and these defendants, of the alleged trade secrets. The claims also seek compensatory damages of $400 million, exemplary damages in the additional amount of $400 million, additional compensatory, incidental and consequential damages in an unspecified amount and punitive damages of $50 million or such other amount as the court deems just or appropriate. In answers to interrogatories served on NETg, an expert witness retained by NETg opined that NETg may, based on certain assumptions provided to the expert by NETg's counsel, be entitled to two categories of damages, including damages for lost profits of up to $386.8 million and damages for unjust enrichment of up to $616.3 million. On April 30, 2001, the court denied SkillSoft Corporation's motion to dismiss all of NETg's claims against SkillSoft Corporation and its executive officers and key employees and granted Warburg, Pincus Ventures, L.P.'s motion to dismiss claims related to its alleged tortious interference with NETg's prospective economic advantage and unfair competition. The case is currently in discovery and a trial has been scheduled for February 2004.

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

     SkillSoft Corporation and the other defendants are vigorously defending themselves against NETg's allegations, and we believe that both SkillSoft Corporation and the other defendants have meritorious defenses to the claims made in the lawsuits. While there have been certain settlement discussions between the parties in the lawsuits, no settlement has yet been reached and we intend to continue to vigorously contest NETg's claims. The current progress and state of the proceedings do not permit an evaluation of the likelihood of an unfavorable outcome or a fair estimate of the amount or range of potential loss, if any. None of the defendants in the first lawsuit were bound by written non-competition or non-solicitation agreements with NETg. We are not yet able to assess our potential liability or the potential liability of the other defendants. Nonetheless,

SkillSoft Corporation's failure to prevail in this litigation could have any or all of the following significant adverse effects on our business and financial performance:

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

     On July 1, 2002, IP Learn served our subsidiary SkillSoft Corporation with an amended complaint alleging that SkillSoft Corporation infringed U.S. Patent Nos. 6,126,448; 6,118,973; 5,934,909; 5,779,486 and 6,398,556. The complaint seeks both monetary damages and injunctive relief. In response to the amended complaint, SkillSoft Corporation filed a motion to dismiss or, in the alternative, for a more definite statement. The United States District Court for the Northern District of California granted SkillSoft Corporation's motion to dismiss on October 15, 2002, and on October 25, 2002, IP Learn filed its Second Amended Complaint alleging again that SkillSoft Corporation is infringing the five IP United States patents assigned to IP Learn listed above. The Second Amended Complaint seeks both monetary damages in an unspecified amount and injunctive relief. On November 8, 2002, SkillSoft Corporation filed its Answer to the Second Amended Complaint, in which it denied liability and asserted counterclaims seeking declaratory relief that the specified patents are invalid and that SkillSoft Corporation has not infringed the specified patents.

     On December 6, 2002, the court ordered that the IP Learn cases against us and SkillSoft Corporation be consolidated. On February 5, 2003, the court conducted a new case management conference for the consolidated case. As a result of that case management conference, the court scheduled the claim construction hearing in the consolidated case for November 12, 2003 and scheduled trial in the matter for August 30, 2004.

KPMG

     In May 2002, KPMG International Investments B.V. ("KPMG") filed suit against us for breach of contract in the Superior Court of the State of California, County of San Mateo. KPMG alleged that we failed to deliver a customized e-Learning platform and sought damages in the amount of approximately $5 million. We filed a counterclaim against KPMG for its material breach of the same contract and we sought damages in the amount of approximately $2.8 million, which represented the balance due under the contract. On

September 26, 2002, we settled the lawsuit and the counterclaim. Neither party made a monetary payment in connection with the settlement, and both parties dismissed their claims against the other with prejudice.

LIONET

     On June 13, 2002, Lionet Limited, a limited liability company incorporated and doing business in Ireland, filed a claim against us in Ireland, alleging, among other things, that we breached the terms of our software license agreement with Lionet Limited in that we permitted or failed to prevent the decompilation of the provided software products and that we have failed to cooperate in audits to determine the nature of such alleged copying or de-compilation. Lionet Limited is seeking damages for lost license fees of $6.8 million and seeks other damages. We intend to vigorously defend ourselves in this matter.

     We are not a party to any other material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We previously disclosed in our Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2002, the information relating to the Extraordinary General Meeting of our shareholders held on November 19, 2002.

EXECUTIVE OFFICERS OF SKILLSOFT

     Our executive officers are as follows:

NAME                                        AGE                    POSITION
----                                        ---                    --------
Charles E. Moran..........................  48    President and Chief Executive Officer
Gregory M. Priest.........................  39    Chairman and Chief Strategy Officer
Thomas J. McDonald........................  53    Chief Financial Officer, Executive Vice
                                                  President, Operations, Assistant Secretary
                                                  and Treasurer
Jerald A. Nine, Jr. ......................  45    Executive Vice President, Global Sales &
                                                  Marketing and General Manager, Content
                                                  Solutions Division
Mark A. Townsend..........................  50    Executive Vice President, Technology
Colm M. Darcy.............................  39    Executive Vice President, Content
                                                  Development

     Charles E. Moran has served as our President and Chief Executive Officer since our merger with SkillSoft Corporation in September 2002. Mr. Moran is a founder of SkillSoft Corporation and served as its Chairman of the Board, President and Chief Executive Officer from January 1998 until September 2002. Before founding SkillSoft Corporation, Mr. Moran served as President and Chief Executive Officer of National Education Training Group, Inc. (NETg), a computer-based information technology training company, from May 1995 until November 1997.

     Gregory M. Priest was appointed Chairman of the Board of Directors on November 13, 2000. Mr. Priest has served as our Chief Strategy Officer since our merger with SkillSoft Corporation in September 2002. Mr. Priest served as our President and Chief Executive Officer from December 1998 to September 2002. From February 1998 until December 1998, Mr. Priest was President and Chief Executive Officer of Knowledge Well Group Limited and of Knowledge Well Limited. Mr. Priest served as SmartForce's Vice President, Finance and Chief Financial Officer from December 1995 to January 1998. Mr. Priest has been a director since June 1996. Prior to joining SmartForce, Mr. Priest was an attorney with Wilson Sonsini Goodrich & Rosati, Professional Corporation, a private law firm representing technology companies, where he was elected to the partnership in 1995. From June 1989 to July 1990, Mr. Priest served as a law clerk to Justice Thurgood Marshall of the United States Supreme Court.

     Thomas J. McDonald has served as our Chief Financial Officer and Executive Vice President, Operations, Assistant Secretary and Treasurer since our merger with SkillSoft Corporation in September

2002. Mr. McDonald is a founder of SkillSoft Corporation and served as its Chief Financial Officer, Vice President, Operations, Treasurer and Secretary since February 1998. From September 1994 to November 1997, Mr. McDonald served as Chief Financial Officer and Vice President of Operations at NETg.

     Jerald A. Nine, Jr. has served as our Executive Vice President, Global Sales & Marketing and General Manager, Content Solutions Division since our merger with SkillSoft Corporation in September 2002. Mr. Nine is a founder of SkillSoft Corporation and served as its Executive Vice President, Sales and Marketing and General Manager, Books Division since December 2001. From April 1998 to December 2001, Mr. Nine served as Vice President, Worldwide Sales and Marketing. From July 1995 to February 1998, Mr. Nine served as the Vice President of Sales and Marketing at NETg.

     Mark A. Townsend has served as our Executive Vice President, Technology since our merger with SkillSoft Corporation in September 2002. Mr. Townsend is a founder of SkillSoft Corporations and served as its Vice President, Product Development since January 1998. From February 1996 to December 1997, Mr. Townsend served as Vice President of Advanced Technology at NETg.

     Colm M. Darcy has served as our Executive Vice President, Content Development since our merger with SkillSoft Corporation in September 2002. From April 8, 2002 to September 6, 2002, Mr. Darcy served as our Executive Vice President, Research and Development. From January 2002 to April 7, 2002, Mr. Darcy served as Vice President of Solutions Management. From January 2001 to December 2001, Mr. Darcy served as Vice President, Strategic Alliances. From January 1999 to December 2000, he served as our Vice President, Content Solutions and from January 1997 to December 1998, he served as Director, Curriculum Development. Prior to joining us, Mr. Darcy held positions in Finance, Human Resources, Training and Information Technology in the Irish Government's Department of Health and Child Welfare.

     There are no family relationships among any of the executive officers.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our ADSs are listed on the NASDAQ National Market under the symbol "SKIL". The following table sets forth, for the periods indicated, the high and low intraday sale prices per share of our ADSs as reported on the NASDAQ National Market between February 1, 2001 and January 31, 2003.

QUARTER ENDED                                                  HIGH     LOW
-------------                                                 ------   ------
March 31, 2001..............................................  $46.56   $20.50
June 30, 2001...............................................   37.91    18.13
September 30, 2001..........................................   41.22    13.40
December 31, 2001...........................................   26.44    13.80
March 31, 2002..............................................   28.00     9.57
June 30, 2002...............................................   10.89     3.24
October 31, 2002*...........................................    5.26     2.70
January 31, 2003............................................    4.80     2.08

---------------

* As of the closing of our merger with SkillSoft Corporation, we changed our fiscal year end from December 31 to January 31.

     As of April 11, 2003, there were 12 holders of ordinary shares of record.

     We have not paid any cash dividends on our ordinary shares and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to fund the growth of our business. Dividends may only be declared and paid out of profits available for distribution determined in accordance with accounting principles generally accepted in Ireland and applicable Irish Company Law. There are no additional material restrictions on the distribution of income or retained earnings by our consolidated group companies. Any dividends, if and when declared, will be declared and paid in United States dollars.

  IRISH STAMP DUTY

     Stamp duty, which is a tax on certain documents, is payable on all transfers of ordinary shares in companies registered in Ireland wherever the instrument of transfer may be executed. In the case of a transfer on sale, stamp duty will be charged at the rate of E1 for every E100 (or part thereof) of the amount or value of the purchase price. Where the consideration for the sale is expressed in a currency other than Euro, the duty will be charged on the Euro equivalent calculated at the rate of exchange prevailing on the date of the transfer. In the case of a transfer by way of gift, subject to certain exceptions, or for considerations less than the market value of the shares transferred, stamp duty will be charged at the above rate on such market value.

     A transfer or issue of ordinary shares for deposit under the deposit agreements among us, The Bank of New York, as Depositary, and the registered holders and the owners of a beneficial interest in book-entry American Depositary Receipts, or ADRs, in return for ADRs will be similarly chargeable with stamp duty as will a transfer of ordinary shares from the Depositary or the custodian under the deposit agreements upon surrender of an ADR for the purpose of the withdrawal of the underlying ordinary shares in accordance with the terms of the Deposit Agreement.

     We received a ruling from the Irish Revenue Commissioners that transfers of ADRs issued in respect of our shares will not be chargeable with Irish stamp duty for so long as the ADRs are dealt in and quoted on the NASDAQ National Market. It has been confirmed in Section 207, Finance Act 1992 that transfers of ADRs will be exempt from stamp duty where the ADRs are dealt with in a recognized stock exchange. The NASDAQ National Market is regarded by the Irish authorities as a recognized stock exchange for these purposes.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information under the sections entitled "Election of Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance" from our definitive proxy statement for the annual meeting of shareholders to be held on July 17, 2003, which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended January 31, 2003 (the "2003 Proxy Statement"), is hereby incorporated by reference. Additional information in response to this Item is included under the caption "Executive Officers of SkillSoft" at the end of Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     The information under the section entitled "Executive Compensation and Other Matters" from the 2003 Proxy Statement is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information under the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" from the 2003 Proxy Statement is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the sections entitled "Certain Relationships and Related Transactions" from the 2003 Proxy Statement is hereby incorporated by reference.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Exhibits

          1. Exhibits. The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of and incorporated by reference to this Form 10-K.

     (b) Reports on Form 8-K.

     We previously disclosed the following Current Reports on Form 8-K in our Quarterly Report on Form 10-Q for the quarter ended October 31, 2002:

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SKILLSOFT PUBLIC LIMITED COMPANY
                                          (Registrant)

                                          By:     /s/ CHARLES E. MORAN
                                        ----------------------------------------
                                                      Charles E. Moran
                                               President and Chief Executive
                                                           Officer

Date: April 29, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of SkillSoft and in the capacities and on the date set forth below.

              SIGNATURE                                 TITLE                       DATE
              ---------                                 -----                       ----

         /s/ CHARLES E. MORAN               President and Chief Executive      April 29, 2003
         --------------------              Officer and Director (Principal
           Charles E. Moran                      Executive Officer)


        /s/ THOMAS J. MCDONALD           Chief Financial Officer (Principal    April 29, 2003
         --------------------             Financial and Accounting Officer)
          Thomas J. McDonald


        /s/ GREGORY M. PRIEST                         Director                 April 28, 2003
         --------------------
          Gregory M. Priest


      /s/ WILLIAM T. COLEMAN III                      Director                 April 25, 2003
         --------------------
        William T. Coleman III


       /s/ P. HOWARD EDELSTEIN                        Director                 April 29, 2003
         --------------------
         P. Howard Edelstein


       /s/ STEWART K. P. GROSS                        Director                 April 29, 2003
         --------------------
         Stewart K. P. Gross


        /s/ JAMES S. KRZYWICKI                        Director                 April 29, 2003
         --------------------
          James S. Krzywicki


    /s/ FERDINAND VON PRONDZYNSKI                     Director                 April 28, 2003
         --------------------
      Ferdinand von Prondzynski

                                 CERTIFICATIONS

I, Charles E. Moran, certify that:

     1. I have reviewed this annual report on Form 10-K of SkillSoft Public Limited Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.  Omitted;

     4.  Omitted;

     5.  Omitted; and

     6.  Omitted.

                                                 /s/ CHARLES E. MORAN
                                          --------------------------------------
                                                     Charles E. Moran
                                          President and Chief Executive Officer

Dated: April 29, 2003

                                 CERTIFICATIONS

I, Thomas J. McDonald, certify that:

     1. I have reviewed this annual report on Form 10-K of SkillSoft Public Limited Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.  Omitted;

     4.  Omitted;

     5.  Omitted; and

     6.  Omitted.

                                                /s/ THOMAS J. MCDONALD
                                          --------------------------------------
                                                    Thomas J. McDonald
                                                 Chief Financial Officer

Dated: April 29, 2003

                                 EXHIBIT INDEX

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------
  2.1          Agreement and Plan of Merger, dated as of June 10, 2002, by and among SmartForce Public Limited Company, SkillSoft
               Corporation and Slate Acquisition Corp. (Incorporated by
               reference to exhibit 2.1 to SkillSoft PLC's Current Report on From 8-K dated June 14, 2002 (File No. 000-25674)).
  3.1          Memorandum of Association of SkillSoft PLC as amended on
               March 24, 1992, March 31, 1995, April 28, 1998, January 26,
               2000, July 10, 2001, September 6, 2002 and November 19, 2002
               (Incorporated by reference to exhibit 3.1 to SkillSoft PLC's
               Quarterly Report on Form 10-Q for the fiscal quarter ended
               October 31, 2002 as filed with the Securities and Exchange
               Commission on January 21, 2003 (File No. 000-25674)).
  3.2          Articles of Association of SkillSoft PLC as amended on July
               6, 1995, and April 28, 1998, January 26, 2000, July 10,
               2001, September 6, 2002 and November 19, 2002 (Incorporated
               by reference to exhibit 3.2 to SkillSoft PLC's Quarterly
               Report on Form 10-Q for the fiscal quarter ended October 31,
               2002 as filed with the Securities and Exchange Commission on
               January 21, 2003 (File No. 000-25674)).
  4.1*         Specimen certificate representing the ordinary shares of
               SkillSoft PLC.
  4.2          Amended and Restated Deposit Agreement (including the form of American Depositary Receipt), dated as of April 13, 1995 as amended and restated as of September 4, 2002, among
               SkillSoft PLC, The Bank of New York, as Depositary, and each
               Owner and Beneficial Owner from time to time of American
               Depositary Receipts issued thereunder (Incorporated by
               reference to Exhibit 4.1 to SkillSoft PLC's Current Report on Form 8-K dated September 4, 2002 (File No. 000-256740)).
  4.3          Amended and Restated Restricted Deposit Agreement (including the form of American Depositary Receipt), dated as of
               November 30, 1995 and amended and restated as of September
               4, 2002, among SkillSoft PLC, The Bank of New York, as
               Depositary, and each Owner and Beneficial Owner from time to time of American Depositary Receipts issued thereunder
               (Incorporated by reference to exhibit 4.2 to SkillSoft PLC's
               Current Report on Form 8-K dated September 4, 2002 (File No.
               000-25674)).
  4.4          Restricted Deposit Agreement (B) dated as of June 8, 1998
               and amended and restated as of September 4, 2002 among
               SkillSoft PLC, The Bank of New York, and the owners and
               beneficial owners of Restricted American Depositary Receipts
               (Incorporated by reference to Exhibit 4.3 to SkillSoft PLC's
               Current Report on Form 8-K dated September 4, 2002 (File No.
               000-25674)).
  4.5          Declaration of Subscription Rights dated as of October 4,
               1998 (Incorporated by reference to exhibit 4.1 to SkillSoft
               PLC's Report on Form 8-A filed with the Securities and
               Exchange Commission on October 5, 1998).
  4.6          Amendment to Declaration of Subscription Rights, dated as of
               June 10, 2002, of SkillSoft PLC (Incorporated by reference to exhibit 4.1 to SkillSoft PLC's Current Report on Form 8-K dated June 10, 2002 (File No. 000-25674)).
  4.7          Second Amendment to Declaration of Subscription Rights,
               dated as of October 9, 2002, of SkillSoft PLC (Incorporated by reference to exhibit 4.2 to SkillSoft PLC's Current
               Report on Form 8-K dated June 10, 2002 (File No.
               000-25674)).
 10.1**        1990 Share Option Scheme (Incorporated by reference to
               exhibit 10.1 to SkillSoft PLC's Registration Statement on
               Form F-1 declared effective with the Securities and Exchange
               Commission on April 13, 1995 (File No. 333-89904)).
 10.2**        1994 Share Option Plan (Incorporated be reference to exhibit
               10.2 to SkillSoft PLC's Registration Statement on Form F-1
               declared effective with the Securities and Exchange
               Commission on April 13, 1995 (File No. 333-89904)).
 10.3**        1995 Employee Share Purchase Plan (Incorporated by reference to exhibit 10.3 to SkillSoft PLC's Quarterly Report on From
               10-Q for the fiscal quarter ended June 30, 2002 as filed
               with the Securities and Exchange Commission on August 14,
               2002 (File No. 000-25674)).

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------
 10.4**        Form of Indemnification Agreement between CBT Systems USA,
               Ltd. (formerly, Thornton Holdings, Ltd.) and its directors and officers dated as of April, 1995 (Incorporated by
               reference to exhibit 10.5 to SkillSoft PLC's Registration
               Statement on Form F-1 declared effective with the Securities and Exchange Commission on April 13, 1995 (File No.
               333-89904)).
 10.5***       Form of Indemnification Agreement between SmartForce (USA)
               and its directors and officers dated as of September 6,
               2002.
 10.6**        1996 Supplemental Stock Plan (Incorporated by reference to exhibit 10.16 to SkillSoft PLC's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 as filed with
               the Securities and Exchange Commission on March 30, 1997
               (File No. 0-25674)).
 10.7**        2002 Share Option Plan (Incorporated by reference to exhibit
               10.34 to SkillSoft PLC's Quarterly Report on Form 10-Q for
               the fiscal quarter ended June 30, 2002 as filed with the
               Securities and Exchange Commission on August 14, 2002 (File
               No. 000-256740)).
 10.8**        2001 Outside Director Option Plan (Incorporated by reference to exhibit 10.1 to SkillSoft PLC's Quarterly Report on Form
               10-Q for the quarter ended September 30, 2001 as filed with the Securities and Exchange Commission on November 14, 2001
               (File No. 000-25674)).
 10.9          Agreement and Release, effective as of September 13, 2002, between SmartForce PLC and Jeff Newton (Incorporated by
               reference to exhibit 10.5 to SkillSoft PLC's Quarterly
               Report on Form 10-Q for the quarter ended October 31, 2002 as filed with the Securities and Exchange Commission on
               January 21, 2003 (File No. 000-25674)).
 10.10         Separation Agreement and Release, effective as of May 8,
               2002, between SmartForce PLC and Thomas Francis McKeagney
               (Incorporated by reference to exhibit 10.6 to SkillSoft
               PLC's Quarterly Report on Form 10-Q for the quarter ended
               October 31, 2002 as filed with the Securities and Exchange
               Commission on January 21, 2003 (File No. 000-25674)).
 10.11**       Amended and Restated Employment Agreement dated June 10,
               2002 between SkillSoft PLC and Gregory M. Priest
               (Incorporated by reference to exhibit 10.30 to SkillSoft
               PLC's Amendment No. 1 to Registration Statement on Form S-4
               as filed with the Securities and Exchange Commission on July
               30, 2002 (File No. 333-90872)).
 10.12**       Employment Agreement dated June 10, 2002 between SkillSoft
               PLC and Charles E. Moran (Incorporated by reference to
               exhibit 10.31 to SkillSoft PLC's Amendment No. 1 to
               Registration Statement on Form S-4 as filed with the
               Securities and Exchange Commission on July 30, 2002 (File
               No. 333-90872)).
 10.13**       Employment Agreement dated as of June 10, 2002 between
               SkillSoft PLC and Jerald A. Nine, Jr. (Incorporated by
               reference to exhibit 10.33 to SkillSoft PLC's Amendment No.
               1 to Registration Statement on Form S-4 as filed with the
               Securities and Exchange Commission on July 30, 2002 (File
               No. 333-90872)).
 10.14         Registration Rights Agreement dated as of June 10, 2002
               between SkillSoft PLC and Warburg Pincus Ventures, L.P.
               (Incorporated by reference to exhibit 10.27 to SkillSoft
               PLC's Amendment No. 1 to Registration Statement on Form S-4
               as filed with the Securities and Exchange Commission on July
               30, 2002 (File No. 333-90872)).
 10.15***      Employment Agreement dated January 12, 1998 between
               SkillSoft Corporation and Mark A. Townsend.
 10.16***      Employment Agreement dated January 12, 1998 between
               SkillSoft Corporation and Thomas J. McDonald.
 10.17***      Employment Agreement effective September 6, 2002 between
               SkillSoft PLC and Colm Darcy.
 10.18*        Lease dated February 18, 1998, as amended, between SkillSoft
               Corporation and Five N Associates.
 10.19*        Fifth Supplemental Agreement dated November 26, 2001 to the
               Lease between SkillSoft Corporation and Five N Associates.
 10.20*        Lease dated May 25, 2001 between 1987 Tamposi Limited
               Partnership and SkillSoft Corporation.
 21.1*         List of Significant Subsidiaries
 23.1****      Consent of Ernst & Young LLP, Independent Auditors.

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------
 23.2****      Information Regarding Consent of Arthur Andersen LLP.
 99.1****      Certifications of SkillSoft PLC's CEO and CFO pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

---------------

   * Filed herewith.

  ** Denotes management or compensatory plan or arrangement required to be filed by Registrant pursuant to Item 15(c) of this report on Form 10-K.

 *** Denotes management or compensatory plan or arrangement required to be filed by Registrant pursuant to Item 15(c) of this report on Form 10-K and is filed herewith.

**** To be filed by amendment.