Form 10-K/A
period 2003-01-31
SKILLSOFT PUBLIC LIMITED CO
filed 2003-05-23
CIK 940181

                           THE FOLLOWING ITEMS WERE THE SUBJECT OF A FORM 12B-25

                                     AND ARE INCLUDED HEREIN: 6, 7, 7A, 8 AND 14

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

                        COMMISSION FILE 0-25674

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

                                (TITLE OF CLASS)
                             ORDINARY SHARES, E0.11
                              SUBSCRIPTION RIGHTS

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

     This Annual Report on Form 10-K/A is being filed as Amendment No. 1 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 29, 2003 for the purpose of including the following items, which were omitted from the Form 10-K: Items 6, 7, 7A, 8 and 14.

                        SKILLSOFT PUBLIC LIMITED COMPANY

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                   PART II
Item 6.     Selected Financial Data.....................................    2
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................    2
Item 7A.    Quantitative and Qualitative Disclosures About Market
            Risk........................................................   24
Item 8.     Financial Statements and Supplementary Data.................   25

                                   PART III
Item 14.    Controls and Procedures.....................................   25

                                   PART IV
Item 15.    Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................   25
Signatures..............................................................   27
Certifications..........................................................   28

                                    PART II

ITEM 6.  SELECTED FINANCIAL DATA

     Incorporated by reference from Appendix A attached hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes appearing elsewhere in this Annual Report on Form 10-K.

OVERVIEW

     We are the result of the merger of SmartForce PLC (SmartForce or SmartForce
PLC) and SkillSoft Corporation. The new combined SkillSoft PLC is a global leader in corporate e-Learning and brings together SmartForce's leading portfolio of IT e-Learning content with SkillSoft Corporation's extensive suite of business skills e-Learning courseware, as well as its information technology
(IT) and business Referenceware libraries.

     The merger of SmartForce and SkillSoft Corporation (the Merger) closed on September 6, 2002. For accounting purposes, the Merger was accounted for as a reverse acquisition, with SkillSoft Corporation as the accounting acquirer. The historical financial statements of SkillSoft Corporation have become our historical financial statements, and the results of operations of SkillSoft PLC (formerly known as SmartForce PLC) are included in our results of operations only from September 6, 2002. For accounting purposes, the purchase price was approximately $371.7 million which consisted of the value of stock and options issued, and transaction and merger costs. The excess purchase price over the net tangible assets was primarily allocated to goodwill, content and customer base.

     On December 28, 2001, we acquired Books24x7.com, Inc. (Books), a provider of web-based digital technical and business reference content. For accounting purposes, the purchase price was approximately $35.9 million which consisted of the value of stock and options issued, and transaction and merger costs. The excess purchase price over the net tangible assets was primarily allocated to goodwill, customer contracts, internally developed technology and the trademark. This acquisition was accounted for under the purchase method of accounting and, accordingly, our operating results include the operating results of Books from December 28, 2001.

     A primary reason for the increase in our revenue and operating expenses from the fiscal year ended January 31, 2002 to the fiscal year ended January 31, 2003 is the inclusion of the operating results of SkillSoft PLC for the post-September 6, 2002 period and a full year of operating results for Books. We operate as two reporting segments: multi-modal learning and retail certification. These reporting units are not discussed separately as the impact on the comparison of financial results from period to period is not significant.

     We are a leading global provider of comprehensive, multi-modal e-Learning content and software products for business and IT professionals. Multi-modal learning (MML) solutions offer powerful tools to support and enhance the speed and effectiveness of both formal and informal learning processes. MML solutions integrate our in-depth courseware, learning management platform technology and support services to meet our customers' learning needs.

     We derive revenue primarily pursuant to license agreements under which customers license our products and services. The pricing for our courses varies based upon the number of course titles or the courseware bundle licensed by a customer, the number of users within the customer's organization and the length of the license agreement (generally one, two or three years). Our license agreements permit customers to exchange course titles, generally on the contract anniversary date. Additional product features, such as hosting and on-line mentoring services, are separately licensed for an additional fee.

     The pricing for our MML licenses varies based on the content offering selected by the customer, the number of users within the customer's organization and the length of the license agreement. Our MML license provides customers access to a full range of learning products including courseware, Referenceware, simulations, mentoring and prescriptive assessment.

     A Referenceware license from Books gives users access to the full library within one or more collections (ITPro, BusinessPro, FinancePro and OfficeEssentials). The pricing for our Referenceware licenses varies based on the collections specified by a customer, the number of users within the customer's organization and the length of the license agreement.

     We offer discounts from our ordinary pricing, and purchasers of licenses for larger numbers of courses, for larger user bases or for longer periods generally receive discounts. Generally, customers may amend their license agreements, for an additional fee, to gain access to additional courses or product lines and/or to increase the size of the user base. We also derive revenue from hosting fees for clients that use our solutions on an Application Service Provider (ASP) basis, on-line mentoring services and professional services. In selected circumstances, we derive revenue on a pay-for-use basis under which some customers are charged based on the number of courses accessed by users. Revenue derived from pay-for-use contracts has been minimal to date.

     We generally bill the annual license fee for the first year of a multi-year agreement in advance. We recognize revenue with respect to courseware licenses either at the time of delivery of products or over the term of the contract, depending on products included in the license and specific contract terms. In the event that the customer specifies all licensed courses to be delivered at the outset and those courses are available and delivered on or before the contract start date, we recognize license revenue for the first year of the contract upon execution of the contract and delivery of the courses. We generally bill license fees for subsequent years of multi-year license arrangements on the anniversary date of the agreement, and if the customer exchanges courses and receives the exchanged courses by the renewal date, revenue is recognized in the manner described above.

     In some circumstances, we offer payment terms of up to six months from the initial shipment date or anniversary date for multi-year agreements to our customers. To the extent that a customer is given extended payment terms, revenue is recognized as cash becomes due, assuming all of the other elements of revenue recognition have been satisfied.

     We recognize revenue ratably over the license period if the number of courses that a customer has access to is not clearly defined, available, or selected at the inception of the contract, or if the contract has additional undelivered elements for which we do not have vendor specific objective evidence
(VSOE) of the fair value of the various elements. This may occur if the customer does not specify all licensed courses at the outset, the customer chooses to wait for future licensed courses on a when and if available basis, the customer is given exchange privileges that are exercisable other than on the contract anniversaries, or the customer licenses all courses currently available and to be developed during the term of the arrangement.

     We also derive revenue from extranet hosting/ASP services and online mentoring services. We recognize revenue related to extranet hosting/ASP services and online mentoring services on a straight-line basis over the period in which the service agreements are provided to the extent we have VSOE for those services. If we do not have VSOE for these services, revenue from the entire arrangement, including any implementation fees, is recognized on a straight-line basis over the period in which the services are provided. For multi-element agreements where we provide these services, VSOE is the basis used to allocate the total fee to the elements of the arrangement.

     We recognize revenue on Referenceware and MML licenses ratably over the term of the agreement, which matches the period the future products or services are delivered.

     We commence the recognition of revenue from resellers upon the final sale to the end user. With respect to reseller agreements with minimum commitments, we recognize revenue related to the portion of the minimum commitment that exceeds end user sales at the expiration of the commitment period.

     We provide professional services, including instructor led training, customized content, websites and implementation services. We recognize professional service revenue as the services are performed. The cost of satisfying any post contract support (PCS), which essentially represents a warranty obligation, is accrued at the time license revenue is recognized, as PCS fees are included in the annual license fee. The estimated cost of providing PCS during the agreements is insignificant and we do not offer it separately. The accrued PCS costs are included in deferred revenue in the accompanying consolidated balance sheets.

     We record deferred revenue when either cash is received or amounts have been billed in advance of products or services provided. Deferred revenue includes the unrecognized portion of revenue associated with license fees for which we have received payment or for which amounts have been billed and are currently due for payment in 180 days or less. In addition, deferred revenue includes amounts, which have been billed and not collected, for which revenue is being recognized ratably over the license period. In addition, in connection with the Merger, we acquired approximately $47 million of deferred revenue which was valued based upon the estimated cost to fulfill the remaining contractual and performance obligations plus a normal operating profit on fulfilling such obligations.

     Cost of revenue includes the cost of materials (such as storage media), packaging, shipping and handling, CD duplication the cost of online mentoring and hosting services, royalties and certain infrastructure and occupancy expenses. We generally recognize these costs as incurred. Research and development expenses consist primarily of salaries and benefits, certain infrastructure and occupancy expenses, fees to consultants and course content development fees. We account for software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," which requires the capitalization of certain computer software development costs incurred after technological feasibility is established. To date, development costs after establishment of technological feasibility have been immaterial, and we have expensed all software development costs as incurred. Selling and marketing expenses consist primarily of salaries, commissions and benefits, advertising and promotion, travel and certain infrastructure and occupancy expenses. General and administrative expenses consist primarily of salaries and benefits, consulting and service expenses, legal expenses, other public company costs and certain infrastructure and occupancy expenses.

     Deferred compensation consists of two components: (1) the value of unvested options assumed in the Books acquisition and the Merger, and (2) the aggregate difference between the exercise or sale price of common stock options granted or restricted common stock sold during the year ended January 31, 2000 and the fair market value of the common stock as determined for accounting purposes. The deferred compensation is amortized over the vesting period of the underlying stock option or stock.

     Amortization of intangibles represents the amortization of intangibles, such as customer value and content, from the Books acquisition and the Merger.

     Restructuring and other non-recurring charges primarily consist of compensation cost of severed SmartForce employees for services rendered from the date of the Merger through January 31, 2003 and prior to such employees' termination dates and certain other non-recurring compensation costs to terminated and continuing employees. Additionally, these charges include expenses associated with the pending restatement of SmartForce's financial statements for 1999, 2000, 2001 and the first two quarters of 2002. See Note 4 of the Notes to the Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

     Our significant accounting policies are more fully described in Note 2 of the Notes to the Consolidated Financial Statements. However, we believe the accounting policies described below are particularly important to the portrayal and understanding of our financial position and results of operations and require application of significant judgment by our management. In applying these policies, management uses its judgment in making certain assumptions and estimates.

  REVENUE RECOGNITION

     We recognize revenue in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) No. 97-2 "Software Revenue Recognition," as amended by SOP No. 98-4 and SOP No. 98-9. Additionally, for agreements under which we are selling licenses and services, we recognize revenue under EITF 00-3 "Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another's Hardware" and Staff Accounting Bulletin No. 101 "Revenue Recognition." These statements require that four basic criteria must be satisfied before revenue can be recognized:

     - Persuasive evidence of an arrangement between us and a third party exists;

     - Delivery of our product has occurred;

     - The sales price for the product is fixed or determinable; and

     - Collection of the sales price is probable.

     Our management uses its judgment concerning the satisfaction of these criteria, particularly the criteria relating to the determination of when delivery has occurred and the criteria relating to the collectibility of the receivables relating to such sales. Should changes and conditions cause management to determine that these criteria are not met for certain future transactions, revenue recognized for any period could be adversely affected. However, this is mitigated by the fact that the majority of our revenue is recognized ratably over the term of the respective license. Please see the discussion under the "Overview" section concerning how we recognize revenue.

  IMPAIRMENT OF GOODWILL

     We review the carrying value of goodwill periodically based upon the expected future and discounted operating cash flows of our business. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future markets and operating conditions. Actual results may differ materially from these estimates. The timing and size of impairment charges involves the application of management's judgment and could significantly affect our operating results. As a result of the Merger, one of our largest assets is goodwill. In response to several factors in the fourth quarter of fiscal 2003, we re-evaluated the fair value of the goodwill established in connection with the Merger and the Books acquisition and recorded an impairment charge of approximately $250.1 million. See Note 5 of the Notes to the Consolidated Financial Statements.

  LEGAL CONTINGENCIES

     We are currently involved in certain legal proceedings. In connection with these legal proceedings, which we discuss in Part I -- Item 3, and in Note 8 of the Notes to the Consolidated Financial Statements, management periodically reviews estimates of potential costs to be incurred by us in connection with the adjudication or settlement, if any, of these proceedings. These estimates are developed in consultation with our outside counsel and are based on an analysis of potential litigation outcomes and settlement strategies. In accordance with SFAS No. 5, "Accounting for Contingencies", loss contingencies are accrued if, in the opinion of management, an adverse outcome is probable and such outcome can be reasonably estimated. We do not currently have a basis for concluding that these proceedings will have a material adverse effect on our financial position; however, it is possible that future results for any particular quarter or annual period may be materially adversely affected by changes in our assumptions or the effectiveness of our strategies relating to these proceedings.

RESULTS OF OPERATIONS

  COMPARISON OF THE FISCAL YEARS ENDED JANUARY 31, 2003 AND 2002

     Revenue increased $57.2 million, or 129% to $101.5 million in the fiscal year ended January 31, 2003 from $44.3 million in the fiscal year ended January 31, 2002. This increase was due primarily to the addition of revenue from SmartForce's historical customer base. To a lesser extent, this increase resulted from our new customers and increased revenue from our existing customers and a full year of revenues from Books.

     Cost of revenue increased $8.9 million, or 342% to $11.5 million in the fiscal year ended January 31, 2003 from $2.6 million in the fiscal year ended January 31, 2002. Cost of revenue as a percentage of total revenue was 11% in the fiscal year ended January 31, 2003 versus 6% in the fiscal year ended January 31, 2002. These increases were primarily due to increased costs of supporting the SmartForce hosting business and royalty fees associated with SmartForce's IT product line and, to a lesser extent, our Referenceware product line. We expect cost of revenues to continue to increase in amount but remain constant or decline as a percentage of revenue.

     Research and development increased $11.4 million, or 64% to $29.1 million in the fiscal year ended January 31, 2003 from $17.7 million in the fiscal year ended January 31, 2002. This increase was primarily due to the addition of SmartForce's research and development organization. Research and development expenses in the fiscal year ended January 31, 2003 include charges of $1.5 million which represent expenses to modify the MySmartForce platform and content. Research and development expenses as a percentage of total revenue decreased to 29% in the fiscal year ended January 31, 2003 from 40% in the fiscal year ended January 31, 2002. This decrease was due to the lower research and development expenses as a percentage of revenues of SmartForce's research and development group compared to SkillSoft Corporation's. We expect research and development expenses to continue to increase, although we believe our outsourcing strategy for some of our courses provides us significant flexibility to control these expenditures.

     Selling and marketing expenses increased $25.1 million, or 91% to $52.7 million in the fiscal year ended January 31, 2003 from $27.6 million in the fiscal year ended January 31, 2002. Selling and marketing expenses increased due to the addition of SmartForce's sales and marketing organization and related costs. Selling and marketing expenses as a percentage of total revenue decreased to 52% in the fiscal year ended January 31, 2003 from 62% in the fiscal year ended January 31, 2002. We believe that a significant investment in selling and marketing to expand our distribution channels worldwide is required to remain competitive, and we therefore expect selling and marketing expenses to increase both in amount and as a percentage of revenue.

     General and administrative expenses increased $10.7 million, or 149% to $17.9 million in the fiscal year ended January 31, 2003 from $7.2 million in the fiscal year ended January 31, 2002. General and administrative expenses as a percentage of total revenue increased to 18% in the fiscal year ended January 31, 2003 from 16% in the fiscal year ended January 31, 2002. General and administrative expenses increased primarily due to the Merger and related integration costs. These expenses also increased as a result of higher litigation costs in the quarter ended January 31, 2003. We anticipate that general and administrative expenses will continue to increase both in amount and as a percentage of revenues due primarily to increases in litigation expenses and the increased costs of operating as a public company.

     Stock-based compensation expense increased $800,000, or 100% to $1.6 million in the fiscal year ended January 31, 2003 from $800,000 in the fiscal year ended January 31, 2002. The increase reflects additional deferred compensation expense as a result of the Merger and the Books acquisition in December 2001. The remaining expense was primarily the result of amortization of deferred compensation resulting from granting of stock options to employees at exercise prices below the fair market value of the stock and the sale of restricted common stock with sales prices below the fair market value of the stock. The stock options granted at exercise prices below fair market value of the stock were granted by SkillSoft Corporation prior to its initial public offering and by Books prior to it being acquired in December 2001.

     Amortization of intangible assets increased to $4.7 million in the fiscal year ended January 31, 2003 from $27,000 in the fiscal year ended January 31, 2002. The increase was due to the intangible assets acquired in the Merger and the Books acquisition in December 2001. See Note 5 of the Notes to the Consolidated Financial Statements

     Restructuring and other non-recurring charges were $19.3 million for the year ended January 31, 2003. The restructuring and non-recurring charges were recorded in connection with the Merger and the Books acquisition. The restructuring costs primarily consist of compensation costs for certain terminated SmartForce employees. The other non-recurring charges primarily consist of costs directly related to the restatement of the SmartForce historical financial statements. See Notes 3 and 4 of the Notes to the Consolidated Financial Statements.

     In response to several factors in the fourth quarter of fiscal 2003 and as part of our annual impairment test, we re-evaluated the fair value of the goodwill established in connection with the Merger and the Books acquisition. We prepared a cash flow analysis by reporting segment comparing the discounted cash flows to the net book values of the direct assets, goodwill and intangibles associated with the two reporting units: multi-modal learning and retail certification. The discounted cash flows did not support the direct assets, goodwill and intangibles of the multi-modal learning reporting unit. However, the discounted cash flows did support the value of the retail certification reporting unit.

     The enterprise value of the two reporting units and the identifiable intangible assets were based on valuations prepared by a third party appraisal firm using assumptions provided by management. The enterprise value was based upon a discounted cash flow analysis prepared by our management. The discounted cash flow analysis included many factors including a reduction in expected revenues for the fiscal year ended January 31, 2004 due to the elimination of three non-core businesses -- Telcom, Prokoda Services and Custom Global Services and to a lesser extent, lower than anticipated revenues. Although market analysts continue to indicate strong growth in the e-Learning sector, we have assumed it to be a lower growth rate than originally considered at the time of the Merger. We have also valued our current customer base, including the synergies from cross-selling our products, content, technology, trademarks and net operating loss carryforwards. The cash flow analysis indicated the discounted cash flows were not sufficient to recover the assets. Accordingly, we have recorded a $250.1 million impairment to goodwill in the fourth quarter of fiscal 2003.

     In connection with the Merger, we decided to exit the Telcom business and sold the business as of January 31, 2003. As more fully described in Note 3(c) of the Notes to the Consolidated Financial Statements, other income (expense) includes the results of operations for the period from September 6, 2002 through January 31, 2003 of the Telcom business.

     Interest income (expense), net increased to $2.2 million, or 20% in the fiscal year ended January 31, 2003 from $1.8 million in the fiscal year ended January 31, 2002. This increase was primarily due to additional investments acquired in the Merger.

     The provision for income taxes of $383,000 consists of income taxes payable in certain foreign locations, which cannot be offset through loss carryforwards.

  COMPARISON OF THE FISCAL YEARS ENDED JANUARY 31, 2002 AND 2001

     Revenue increased $25.0 million, or 129%, to $44.3 million in the fiscal year ended January 31, 2002 from $19.3 million in the fiscal year ended January 31, 2001. This increase is primarily due to the number of new customers signed during the fiscal year ended January 31, 2002, which increased 55% over the prior fiscal year. In addition, we were successful in renewing expiring customer contracts and increasing revenue from existing customers, as customers renewing expiring contracts during the fiscal year ended January 31, 2002 increased their annual dollar commitments by an average of 35%.

     Cost of revenue increased $1.1 million, or 70%, to $2.6 million in the fiscal year ended January 31, 2002 from $1.5 million in the fiscal year ended January 31, 2001. Cost of revenue as a percentage of total revenue decreased to 6% in the fiscal year ended January 31, 2001 from 8% in the fiscal year ended January 31, 2001. This decrease as a percentage of revenue was primarily due to the spreading of these costs of revenue, many of which are fixed, over a significantly larger revenue base.

     Research and development expenses increased $3.7 million, or 26%, to $17.7 million in the fiscal year ended January 31, 2002 from $14.0 million in the fiscal year ended January 31, 2001. Research and development expenses as a percentage of total revenue decreased to 40% in the fiscal year ended January 31, 2002 from 73% in the fiscal year ended January 31, 2001. Research and development expenses increased due to increased personnel, courseware development costs and the purchase of IT content.

     Selling and marketing expenses increased $6.7 million, or 32%, to $27.6 million in the fiscal year ended January 31, 2002 from $20.9 million in the fiscal year ended January 31, 2001. Selling and marketing expenses as a percentage of total revenue decreased to 62% in the fiscal year ended January 31, 2002 from 109% in the fiscal year ended January 31, 2001. Selling and marketing expenses increased due to increased personnel, commissions, and travel costs.

     General and administrative expenses increased $1.4 million, or 25%, to $7.2 million in the fiscal year ended January 31, 2002 from $5.8 million in the fiscal year ended January 31, 2001. General and administrative expenses as a percentage of total revenue decreased to 16% in the fiscal year ended January 31, 2002 from 30% in the fiscal year ended January 31, 2001. General and administrative expenses increased primarily due to increased personnel expenses and litigation.

     Amortization expense related to stock-based compensation decreased $21,000, or 3%, to $793,000 in the fiscal year ended January 31, 2002 from $814,000 in the fiscal year ended January 31, 2001. Amortization expense decreased due to the completion of amortization for some awards during the year.

  The following table sets forth, for the periods indicated, certain financial data of SkillSoft PLC

           QUARTERLY OPERATING RESULTS FOR FISCAL YEARS 2003 AND 2002

                                                       Q1 2003   Q2 2003   Q3 2003(1)    Q4 2003
                                                       -------   -------   ----------   ---------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues.............................................  $13,805   $15,415    $ 29,336    $  42,914
Cost of revenues.....................................      837       984       4,739        4,988
                                                       -------   -------    --------    ---------
  Gross margin.......................................   12,968    14,431      24,597       37,926
Operating expenses:
  Research and development...........................    3,439     3,745       7,702       14,218
  Selling and marketing..............................    7,404     7,860      16,320       21,107
  General and administrative.........................    1,825     1,776       7,578        6,735
  Amortization of stock-based compensation...........      351       349         438          496
  Amortization of intangible assets..................       81        81       1,825        2,696
  Impairment charge..................................       --        --          --      250,107
  Restructuring and other non-recurring items........       --        --       6,607       12,679
                                                       -------   -------    --------    ---------
Total operating expenses.............................   13,100    13,811      40,470      308,038
                                                       -------   -------    --------    ---------
Operating income (loss)..............................     (132)      620     (15,873)    (270,112)
Other income (expense), net..........................      (95)      (32)         (1)        (154)
Interest income, net.................................      509       449         504          703
                                                       -------   -------    --------    ---------
Income (loss) before provision for income taxes......      282     1,037     (15,370)    (269,563)
Provision for income taxes...........................                                        (383)
                                                       -------   -------    --------    ---------
  Net income (loss)..................................  $   282   $ 1,037    $(15,370)   $(269,946)
                                                       =======   =======    ========    =========
Net loss per share
Basic income/(loss) per share........................  $  0.01   $  0.03    $  (0.20)   $   (2.71)
                                                       =======   =======    ========    =========
Basic weighted average shares outstanding............   41,114    41,529      76,193       99,590
                                                       =======   =======    ========    =========
Diluted income/(loss) per share......................  $  0.01   $  0.03    $  (0.20)   $   (2.71)
                                                       =======   =======    ========    =========
Diluted weighted average shares outstanding..........   43,211    42,335      76,193       99,590
                                                       =======   =======    ========    =========

                                                         Q1 2002   Q2 2002    Q3 2002     Q4 2002
                                                         -------   -------   ----------   -------
Revenues...............................................  $ 8,510   $ 9,382    $11,156     $15,223
Cost of revenues.......................................      529       537        579         907
                                                         -------   -------    -------     -------
  Gross margin.........................................    7,981     8,845     10,577      14,316
Operating expenses:
  Research and development.............................    3,640     3,719      6,126       4,213
  Selling and marketing................................    6,522     6,622      6,970       7,488
  General and administrative...........................    1,612     1,677      1,886       2,024
  Amortization of stock-based compensation and
    intangible assets..................................      184       184        184         268
                                                         -------   -------    -------     -------
Total operating expenses...............................   11,958    12,202     15,166      13,993
                                                         -------   -------    -------     -------
Interest income, net...................................      368       235        754         603
                                                         -------   -------    -------     -------
  Net income (loss)....................................  $(3,609)  $(3,122)   $(3,835)    $   926
                                                         =======   =======    =======     =======
Net loss per share
Basic income/(loss) per share(2).......................  $ (0.12)  $ (0.10)   $ (0.10)    $  0.02
                                                         =======   =======    =======     =======
Basic weighted average shares outstanding(2)...........   31,257    32,071     38,445      39,412
                                                         =======   =======    =======     =======
Diluted income/(loss) per share(2).....................  $ (0.12)  $ (0.10)   $ (0.10)    $  0.02
                                                         =======   =======    =======     =======
Diluted weighted average shares outstanding(2).........   31,257    32,071     38,445      41,581
                                                         =======   =======    =======     =======

---------------

(1) Includes reclassification of Telcom results to other income (expense). (See
    Note 3(c) of the Notes to the Consolidated Financial Statements.)

(2) Adjusted to reflect the Merger. (See Note 2(d) of the Notes to the Consolidated Financial Statements.)

LIQUIDITY AND CAPITAL RESOURCES

     As of January 31, 2003, our principal source of liquidity was our cash and cash equivalents and short-term investments, which totaled $125 million.

     Net cash used in operating activities was $38.8 million and $6.6 million for the fiscal years ended January 31, 2003 and 2002, respectively. Our net cash used in the fiscal year ended January 31, 2003 reflects primarily our net loss totaling $283.9 million as well as increased operating activities resulting from the Merger. The net loss includes a non-cash charge of $250.1 million relating to the impairment of goodwill.

     Cash provided by investing activities was approximately $54.7 million in the fiscal year ended January 31, 2003. Cash used in investing activities was approximately $54.4 million in the fiscal year ended January 31, 2002. Our primary investing activity during the fiscal year ended January 31, 2003 was the acquisition of cash of approximately $49.1 million as a result of the Merger. Maturation of investments, net of purchases (short and long-term), generated a net cash inflow of $17.5 million in the fiscal year ended January 31, 2003 compared to a net cash outflow of approximately $46.2 million in the fiscal year ended January 31, 2002. In addition, the property and equipment purchases for the fiscal year ended January 31, 2003 and 2002 were approximately $8.9 million and $1.9 million, respectively.

     Cash provided by financing activities was approximately $1.9 million and $73.6 million for the fiscal years ended January 31, 2003 and 2002, respectively. For the fiscal year ended January 31, 2003, this consisted primarily of approximately $1.7 million relating to cash from the exercise of stock options and purchases under the employee stock purchase plan. For the fiscal year ended January 31, 2002, this consisted primarily of the net proceeds from the sale of SkillSoft Corporation common stock in the secondary offering of approximately $72.0 million.

     Working capital was approximately $31.8 million and $48.7 million as of January 31, 2003 and January 31, 2002, respectively. Total assets were approximately $378.1 million and $153.5 million as of January 31, 2003 and January 31, 2002, respectively. Primarily as a result of the Merger and the acquisition of Books, we have approximately $119.4 million and $34.3 million of goodwill and separately identifiable net intangible assets, respectively.

     On April 28, 2003, we signed a term sheet to obtain a $25 million one-year, secured line of credit from a bank. We expect to execute the definitive loan documents by May 31, 2003. Under the terms of the line of credit, the facility is to be initially secured by cash held in a certificate of deposit in the amount of the line, plus a first security interest in all domestic business assets. The cash held in the certificate of deposit is to be released on a quarterly basis beginning the quarter following the achievement of two consecutive minimum levels of operating income. All borrowings under the line of credit bear interest at the lesser of the bank's prime rate or the 30 or 60-day Libor rate plus 2.75%.

     As of January 31, 2003, we had worldwide net operating loss carryforwards of approximately $359 million for income tax purposes available to reduce future income taxes, if any. See Note 7 of the Notes to the Consolidated Financial Statements.

     We lease certain of our facilities and certain equipment and furniture under operating lease agreements that expire at various dates through 2023. Future minimum lease payments, net of estimated rentals, under these agreements are as follow (in thousands):

FISCAL YEAR ENDING JANUARY 31:                             FACILITIES   OTHER     TOTAL
------------------------------                             ----------   ------   -------
2004.....................................................   $ 6,051     $1,695   $ 7,746
2005.....................................................     5,291        814     6,105
2006.....................................................     4,098         77     4,175
2007.....................................................     3,344         12     3,356
2008.....................................................     3,199          2     3,201
Thereafter...............................................    11,366         --    11,366

     We have entered into long-term agreements with third parties to provide content and subject matter expertise. In connection with these agreements, our minimum obligations are approximately $5,787,000 and $2,286,000 for the fiscal years ending January 31, 2004 and 2005, respectively.

     We expect to continue to experience growth in capital expenditures and operating expenses, particularly sales and marketing and product development expenses, for the foreseeable future in order to execute our business plan. To the extent that our execution of the business plan results in increased sales, we expect to experience corresponding increases in deferred revenue and prepaid expenses. We expect that the principal sources of funding for our operating expenses, capital expenditures and other liquidity needs will be a combination of our available cash and cash equivalents and short-term investments (which totaled approximately $125 million as of January 31, 2003) and funds generated from operations. Approximately $22.8 million was paid out against the exit and restructuring plan accruals during the year ended January 31, 2003. Approximately $17.2 million is expected to be paid by January 2004, and the remaining value of approximately $6.3 million is expected to be disbursed between January 2004 and December 2005. We believe our current funds and expected cash flows from operating activities will be sufficient to fund our operations for at least the next 12 months. However, there are a number of factors that may negatively impact our available sources of funds including any unfavorable outcomes or settlements of pending litigation. The amount of cash generated from operations will be dependent upon the successful execution of our business plan and worldwide economic conditions. In addition, our cash needs may increase due to factors such as unanticipated developments in our business or significant acquisitions.

RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Under SFAS No. 145, gains and losses on extinguishments of debt are to be classified as income or loss from continuing operations rather than extraordinary items. We are required to adopt SFAS No. 145 in the first quarter of fiscal 2004 and do not expect the adoption of this statement to have a material impact on our financial condition or results of operations.

     In July 2002, the FASB issued Statement of Financial Accounting Standards SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to exit or disposal plan. Costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, branch closing, or other exit disposal activity. This statement is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 may affect the timing of our recognition of future exit or disposal costs, if any.

     In November 2002, the FASB issued Interpretation No. 45 (FIN No. 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires a guarantor to record certain guarantees at fair value and to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. The interpretation and its disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The interpretation's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor's previous accounting for guarantees issued prior to December 31, 2002 should not be revised or restated due to the adoption of this interpretation. The adoption of FIN No. 45 did not have a material impact on our financial condition or results of operations.

     In January 2003, the FASB issued Interpretation No. 46 (FIN No. 46), "Consolidation of Variable Interest Entities," which requires the consolidation of a variable interest entity, as defined, by its primary beneficiary. Primary beneficiaries are those companies that are subject to a majority of the risk of loss or entitled to receive a majority of the entity's residual returns, or both. In determining whether it is the primary beneficiary of a variable interest entity, an entity with a variable interest shall treat variable interests in that same entity held by its related parties as its own interests. We are currently evaluating the existence of variable interest entities, if any, and the impact of adopting the interpretation on the consolidated financial statements. Refer to Note 3 and Note 8 of the Notes to the Consolidated Financial Statements for additional disclosures regarding related parties, and commitments and contingencies, respectively.

     In January 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," an amendment of SFAS No. 123, which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have elected to continue to account for stock-based compensation under APB No. 25, and related Interpretations under FIN 44 and elect the disclosure-only alternative under SFAS No. 123 and the enhanced disclosures as required by SFAS No. 148. See Note 2(p) of the Notes to the Consolidated Financial Statements.

FUTURE OPERATING RESULTS

  RISKS RELATED TO LEGAL PROCEEDINGS

IN CONNECTION WITH OUR RESTATEMENT OF THE HISTORICAL FINANCIAL STATEMENTS OF SMARTFORCE, CLASS ACTION LAWSUITS HAVE BEEN FILED AGAINST US AND ADDITIONAL LAWSUITS MAY BE FILED, AND WE ARE THE SUBJECT OF A FORMAL ORDER OF PRIVATE INVESTIGATION ENTERED BY THE SEC.

     While preparing the closing balance sheet of SmartForce as at September 6, 2002, the date on which we closed our merger with SkillSoft Corporation, certain accounting matters were identified relating to the historical financial statements of SmartForce (which, following the Merger, are no longer our historical financial statements -- see Note 1 of the Notes to the Consolidated Financial Statements). On November 19, 2002, we announced our intent to restate the SmartForce financial statements for 1999, 2000, 2001 and the first two quarters of 2002. Following this announcement, six lawsuits claiming to be class actions were commenced against us and certain of our current and former directors and officers, by or on behalf of persons claiming to be our shareholders and persons claiming to have purchased or otherwise acquired our securities at specified periods beginning as early as October 19, 1999 and continuing after September 6, 2002. These lawsuits have been consolidated. Additional lawsuits may be filed against us. Regardless of the outcome of the consolidated action, it is likely that we will incur substantial defense costs and that such actions will cause a diversion of our management's time and attention. If we do not prevail in the case we could be required to pay substantial damages or settlement costs, which could have a material adverse effect on our financial condition or results of operation. We are unable at this time to assess the validity of the claims or estimate the possible range of damages that might be incurred as a result of the consolidated lawsuit. We have not yet established any financial reserves relating to this lawsuit. We believe that we have meritorious defenses to these actions and intend to defend ourselves vigorously.

     We are the subject of a formal order of private investigation entered by the SEC. We are cooperating with the SEC in connection with this investigation. We will likely incur substantial costs in connection with the SEC investigation, which could cause a diversion of management time and attention. In addition, we could be subject to substantial penalties, fines or regulatory sanctions, which could adversely affect our business.

WE HAVE MISSED THE DEADLINE FOR THREE RECENT SEC FILINGS, WHICH HAS SEVERAL ADVERSE CONSEQUENCES FOR US.

     Neither our Quarterly Report on Form 10-Q for the quarter ended October 31, 2002 nor this Annual Report on Form 10-K were filed with the SEC by the due dates. In addition, we were required to file an amendment to our Current Report on Form 8-K relating to the SmartForce-SkillSoft Corporation merger by November 22, 2002, and that amendment has not yet been filed. Until we file our Form 8-K amendment, we will not be able to have a registration statement under the Securities Act of 1933, covering a public offering of securities, declared effective by the SEC, and we will not be able to make offerings pursuant to existing registration statements (including registration statements on Form S-8 covering employee stock plans), or pursuant to certain "private placement" rules of the SEC under Regulation D, to any purchasers not qualifying as "accredited investors". In addition, our affiliates will not be able to sell our securities pursuant to

Rule 144 under the Securities Act until the Form 8-K amendment is filed. Finally, we will not be eligible to use a "short form" registration statement on Form S-3 for a period of 12 months after the time our Form 8-K amendment is filed. These restrictions may impair our ability to raise funds, should we desire to do so, through an equity financing and to attract and retain key employees.

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

     Our wholly owned subsidiary, SkillSoft Corporation, several of its executives, three of its key employees and its former largest investor are defendants in a lawsuit brought by National Education Training Group, Inc.
(NETg), the former employer of these individuals. NETg alleges in substance that various of the defendants breached their fiduciary and contractual obligations to NETg in connection with the organization and operation of SkillSoft Corporation, misappropriated trade secrets from NETg, tortiously interfered with NETg's business and employees and breached provisions of a license agreement with NETg relating to the use of its software. NETg maintains that the trade secrets allegedly misappropriated by SkillSoft Corporation and the other defendants include, among other things:

     - various aspects of the design and functionality of its education and training software and products;

     - customer lists and information;

     - relationships with service providers; and

     - NETg's soft skills product line business plan.

     The claims seek injunctive relief against the defendants demanding the return, and no future use by these defendants, of the alleged trade secrets. The claims also seek compensatory damages of $400 million and exemplary damages in the additional amount of $400 million, compensatory, incidental and consequential damages in an unspecified amount and punitive damages totaling $50 million or such other amount as the court deems just or appropriate. In answers to interrogatories served on NETg, an expert witness retained by NETg opined that NETg may, based on certain assumptions provided to the expert by NETg's counsel, be entitled to two categories of damages for lost profits of up to $386.8 million and damages for unjust enrichment which could total up to $616.3 million. Named as defendants in the lawsuit, in addition to SkillSoft Corporation, are Charles E. Moran, Jerald A. Nine, Jr., Mark A. Townsend, Lee A. Ritze, Dennis E. Brown, Sally H. Hovis, Warburg, Pincus Ventures, L.P. (Warburg), a major investor of SkillSoft Corporation, and each general partner of Warburg.

     In addition, NETg also filed suit against SkillSoft Corporation in July 2000 alleging that its educational and training software products infringe a patent allegedly owned by NETg. The complaint seeks both monetary damages and injunctive relief. SkillSoft Corporation filed an answer and a counterclaim for a declaration of invalidity of the NETg patent. On April 17, 2001 SkillSoft Corporation filed a request for reexamination of the patent in suit with the United States Patent and Trademark Office (PTO). After a series of interim actions by the PTO and filings by NETg, on April 10, 2002, the PTO issued an office action rejecting all of the claims of the patent. In 2002, the lawsuit was dismissed "without prejudice with leave to reinstate upon full and final resolution of the reexamination proceedings" with the PTO. The patent owner's appeal of the PTO's Office Action rejecting all the claims of the patent remains pending.

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

     In addition, these cases, regardless of their outcome, will continue to result in significant expenses in defending the lawsuits. Our legal expenses related to the defense of these lawsuits totaled approximately $1.4 million in the fiscal year ended January 31, 2001, $1.7 million in the fiscal year ended January 31, 2002 and $4.3 million in the fiscal year ended January 31, 2003. Moreover, these lawsuits may divert the efforts and attention of our management team from normal business operations. While there have been certain settlement discussions between the parties in the lawsuits, at this time, the outcome of these discussions cannot be predicted. Accordingly, we have not recorded any liability related to this matter in our Consolidated Financial Statements.

PENDING AND ANY FUTURE CLAIMS THAT WE INFRINGE UPON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS COULD RESULT IN COSTLY LITIGATION OR ROYALTY PAYMENTS TO THIRD PARTIES, OR REQUIRE US TO REENGINEER OR CEASE SALES OF OUR PRODUCTS OR SERVICES.

     Third parties have in the past and could in the future claim that our current or future products infringe their intellectual property rights. Any claim, with or without merit, could result in costly litigation or require us to reengineer or cease sales of our products or services, any of which could have a material adverse effect on our business. Infringement claims could also result in an injunction in the use of our products or require us to enter into royalty or licensing agreements. Licensing agreements, if required, may not be available on terms acceptable to the combined company or at all. In April 2002 and May 2002, IP Learn, LLC (IP Learn) filed lawsuits against us and SkillSoft Corporation, respectively, alleging infringement of certain of IP Learn's patents, and asking the court for a preliminary and permanent injunction as well as unspecified damages. These lawsuits were consolidated in December 2002. We believe we have meritorious defenses and are vigorously defending ourselves.

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

     Although we cannot presently determine the outcome of this action, an adverse resolution of this matter could significantly negatively impact our financial position and results of operations. We believe that we have meritorious defenses to this action and intend to defend ourselves vigorously.

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

  RISKS RELATED TO THE MERGER BETWEEN SKILLSOFT CORPORATION AND SMARTFORCE

WE MAY NOT BE SUCCESSFUL IN COMPLETING FINAL ASPECTS OF THE INTEGRATION RELATED TO THE BUSINESSES OPERATED BY SKILLSOFT CORPORATION AND SMARTFORCE PRIOR TO THE MERGER AND, AS A RESULT, MAY NOT REALIZE BENEFITS FROM THE MERGER.

     We have substantially completed many of the key aspects of the integration of the businesses operated by SkillSoft Corporation and SmartForce prior to the Merger, which was consummated on September 6, 2002. However, the ultimate successful integration of the two businesses will require, among other things, the following:

     - completion of the integration of the two companies' products and services, information and software systems and other operations;

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

     - limiting expenses related to integration; and

     - improving its internal control environment due to challenges in the integration.

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

CERTAIN ASPECTS OF THE MERGER COULD HARM OUR FINANCIAL RESULTS.

     In connection with the Merger, certain aspects of the integration of the two companies moving forward could harm our financial results. For example, we have made certain changes in contracting practices, which will have attendant accounting implications. For example, prior to the Merger, SmartForce recorded license revenues with respect to contracts that provide for perpetual licenses to software at the time that it sold the perpetual licenses. Since the Merger, we have been delivering perpetual licenses as part of a bundled offering including services. As a result, the revenue from both the perpetual licenses and services will be recognized as revenues as the services are delivered over time. This means that rather than recognizing substantial license revenue at the time of the execution of these contracts, we will now recognize license revenue ratably over the term of these contracts. In addition, due to purchase accounting in connection with the Merger, a portion of the SmartForce deferred revenue as of September 6, 2002 will be reclassified to goodwill and will therefore not be recognized as revenue.

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

  RISKS RELATED TO THE OPERATION OF OUR BUSINESS

WE AND SKILLSOFT CORPORATION HAVE EXPERIENCED NET LOSSES IN THE PAST, AND WE MAY BE UNABLE TO ACHIEVE OR MAINTAIN PROFITABILITY.

     SmartForce incurred substantial net losses both recently and in the past, including net losses of $37.7 million in the three months ended June 30, 2002 and $19.1 million in the three months ended March 31, 2002. SkillSoft Corporation incurred substantial net losses in every fiscal quarter prior to its fiscal quarter ended January 31, 2002. In addition, the combined company recorded a net loss of $269.9 million for the fiscal quarter ended January 31, 2003. We expect to incur significant expenses in connection with the completion of the migration to a unified platform and the continued expansion of this combined business, and, as a result, the business will need to generate significant revenues to achieve and maintain profitability. We cannot guarantee whether our combined business will achieve or sustain profitability in any future period.

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

     - litigation costs and expenses, including the costs related to the restatement of the SmartForce financial statements;

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

     We rely on a limited number of independent third parties to provide us with the educational content for a majority of our courses based on learning objectives and specific instructional design templates that we provide to them. We do not have exclusive arrangements or long-term contracts with any of these content providers. If one or more of our third party content providers were to stop working with us, we would have to rely on other parties to develop our course content. In addition, these providers may fail to develop new courses or existing courses on a timely basis. We cannot predict whether new content or enhancements would be available from reliable alternative sources on reasonable terms. In addition, Books relies on third party publishers to provide all of the content incorporated into its Referenceware products. If one or more of these publishers were to terminate their license with us, we may not be able to find substitute publishers for such content. In addition, we may be forced to pay increased royalties to these publishers to continue our licenses with them.

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

OUR RESTRUCTURING PLANS MAY BE INEFFECTIVE OR MAY LIMIT OUR ABILITY TO COMPETE.

     In connection with the Merger, we recorded $30.3 million in merger and exit costs and $19.3 million of restructuring and other non-recurring charges; see
Note 4 of the Notes to the Consolidated Financial Statements. There are several risks inherent in these efforts to transition to a new cost structure. These include the risk that we will not be successful in restoring profitability, and hence we may have to undertake further restructuring initiatives that would entail additional charges and create additional risks. In addition, there is the risk that cost-cutting initiatives will impair our ability to effectively develop and market products and remain competitive. Each of the above measures could have long-term effects on our business by reducing our pool of talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel. These circumstances could cause our earnings to be lower than they otherwise might be.

WE DEPEND ON A FEW KEY PERSONNEL TO MANAGE AND OPERATE THE BUSINESS AND MUST BE ABLE TO ATTRACT AND RETAIN HIGHLY QUALIFIED EMPLOYEES.

     Our success is largely dependent on the personal efforts and abilities of our senior management. Failure to retain these executives, or the loss of certain additional senior management personnel or other key employees, could have a material adverse effect on our business and future prospects. In addition, certain of our senior executives left the company in connection with the Merger. If we fail to adequately replace these executives or fail to manage the transition to new management effectively, our results of operations could be negatively affected.

     We are also dependent on the continued service of our key sales, content development and operational personnel and on our ability to attract, train, motivate and retain highly qualified employees. In addition, we depend on writers, programmers, Web designers and graphic artists. We may be unsuccessful in attracting, training, retaining or motivating key personnel. In particular, the negative consequences (including litigation) of having to restate SmartForce's historical financial statements, uncertainties surrounding the Merger, and our recent adverse operating results and stock price performance could create uncertainties that materially and adversely affect our ability to attract and retain key personnel. The inability to hire, train and retain qualified personnel or the loss of the services of key personnel could have a material adverse effect upon our business, new product development efforts and future business prospects.

CHANGES IN ACCOUNTING STANDARDS REGARDING STOCK OPTION PLANS COULD LIMIT THE DESIRABILITY OF GRANTING STOCK OPTIONS, WHICH COULD HARM OUR ABILITY TO ATTRACT AND RETAIN EMPLOYEES, AND COULD ALSO REDUCE OUR PROFITABILITY.

     The Financial Accounting Standards Board is considering whether to require all companies to treat the value of stock options granted to employees as an expense. The United States Congress and other governmental and regulatory authorities have also considered requiring companies to expense stock options. If this change were to become mandatory, we and other companies would be required to record a compensation expense equal to the value of each stock option granted. This expense would be spread over the vesting period of the stock option. Currently, we are generally not required to record compensation expenses in connection with stock option grants. If we were required to expense stock option grants, it would reduce the attractiveness of granting stock options because the additional expense associated with these grants would reduce our profitability. However, stock options are an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock option program. Accordingly, in the event we are required to expense stock option grants, either our profitability, or our ability to use stock options as an employee recruitment and retention tool would be adversely impacted.

INCREASED COMPETITION MAY RESULT IN DECREASED DEMAND FOR OUR PRODUCTS AND SERVICES, WHICH MAY RESULT IN REDUCED REVENUES AND GROSS MARGINS AND LOSS OR MARKET SHARE.

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

OUR BUSINESS IS SUBJECT TO CURRENCY FLUCTUATIONS THAT COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

     Due to our multinational operations, our operating results are subject to fluctuations based upon changes in the exchange rates between the currencies in which revenues are collected or expenses are paid. In particular, the value of the U.S. dollar against the euro and related currencies will impact our operating results. Our expenses will not necessarily be incurred in the currency in which revenue is generated, and, as a result, we will be required from time to time to convert currencies to meet our obligations. These currency conversions are subject to exchange rate fluctuations, and changes to the value of the euro, pound sterling and other currencies relative to the U.S. dollar could adversely affect our business and results of operations. See Note 2(e) of the Notes to the Consolidated Financial Statements.

OUR CORPORATE TAX RATE MAY INCREASE, WHICH COULD ADVERSELY AFFECT OUR CASH FLOW, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Our corporate tax rate may increase, which could adversely affect our cash flow, financial condition and results of operations. We currently have significant foreign operations and generate a majority of our taxable income in Ireland, and some of our Irish operating subsidiaries are taxed at rates substantially lower than tax rates in effect in the United States and other countries in which we have operations. As we have substantial assets and properties located in, and our business operations are principally conducted in, the United States, we are in the process of exploring the reorganization of our operations and repatriating certain assets to Ireland in order to maintain an effective tax rate at the level currently applicable to us. If we are unable to effect such a reorganization, or if at any time our Irish subsidiaries were no longer to qualify for these lower tax rates or if the applicable tax laws were rescinded or later changed, our operating results could be materially adversely affected. Moreover, because we will incur income tax in several countries, an increase in our profitability in one or more of these countries could result in a higher overall tax rate. In addition, if U.S. or other foreign tax authorities were to change applicable tax laws or successfully challenge the manner in which our subsidiaries' profits are currently recognized, our taxes could increase, and our business, cash flow, financial condition and results of operations could be materially adversely affected. In addition, there may be limitations imposed on the level and timing of the utilization of historic net operating losses for tax purposes as a result of the Merger. These limitations may adversely impact cash flow depending on the extent of any such limitation.

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

THE MARKET PRICE OF OUR ADSS MAY FLUCTUATE AND MAY NOT BE SUSTAINABLE.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of January 31, 2003, we did not use derivative financial instruments for speculative or trading purposes.

INTEREST RATE RISK

     Our general investing policy is to limit the risk of principal loss and to ensure the safety of invested funds by limiting market and credit risk. We currently use a registered investment manager to place our investments in highly liquid money market accounts and government-backed securities. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Interest income is sensitive to changes in the general level of U.S. interest rates. Based on the short-term nature of our investments, we have concluded that there is no significant market risk exposure.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Incorporated by reference from Appendix B attached hereto.

                                    PART III

ITEM 14.  CONTROLS AND PROCEDURES

     Following the merger of SmartForce PLC and SkillSoft Corporation on September 6, 2002, we integrated the business processes, human resources, disclosure controls and procedures, and internal controls of the two companies. During this process, significant deficiencies in disclosure controls and procedures and internal controls were identified predominantly with respect to financial reporting at non-U.S. subsidiaries of the former SmartForce PLC and our ability to process the consolidated financial closing cycle. These deficiencies resulted in a significant strain to the internal resources and on the infrastructure of the finance organization and adversely impacted the year-end financial closing process. External resources were engaged to assist management in the year-end financial closing process and in identifying areas for improvement. In addition, permanent resources and accounting process improvements have been and will continue to be added and implemented to improve the non-U.S. finance operations, the financial closing process, and the overall internal control environment.

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, and with the assistance of outside consultants, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days prior to the filing date of this annual report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures need significant improvements with respect to certain aspects of our financial reporting at predominantly the non-U.S. subsidiaries of the former SmartForce PLC and in our ability to process the consolidated financial closing cycle. Our independent auditors have informed us that they believe we have material weaknesses and reportable events in internal control in certain of these areas. We have implemented interim mitigating control procedures as part of the process of preparing our financial statements for the year ended January 31, 2003. Although progress has been made, additional changes to the disclosure controls and procedures, and internal controls will be on-going.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements, Financial Statement Schedule, and Exhibits

        1. Financial Statements. The following documents are filed as Appendix B hereto and are included as part of this Annual Report on Form 10-K:

            Financial Statements:

            Report of Independent Auditors

            Report of Independent Public Accountants

            Consolidated Balance Sheets

            Consolidated Statements of Operations

            Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Loss

            Consolidated Statements of Cash Flows

            Notes to the Consolidated Financial Statements

        2. Financial Statement Schedules. All Financial Statement Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included in this report.

        3. Exhibits. The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of and incorporated by reference to this Form 10-K.

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

                                          SKILLSOFT PUBLIC LIMITED COMPANY
                                          (Registrant)

                                          By:     /s/ CHARLES E. MORAN
                                            ------------------------------------
                                                     Charles E. Moran,
                                               President and Chief Executive
                                                           Officer

Date: May 22, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of SkillSoft PLC, and in the capacities and on the date set forth below.

                    SIGNATURE                                       TITLE                       DATE
                    ---------                                       -----                       ----

               /s/ CHARLES E. MORAN                     President and Chief Executive       May 22, 2003
 ------------------------------------------------            Officer and Director
                 Charles E. Moran                       (Principal Executive Officer)


              /s/ THOMAS J. MCDONALD                       Chief Financial Officer          May 22, 2003
 ------------------------------------------------    (Principal Financial and Accounting
                Thomas J. McDonald                                 Officer)


              /s/ GREGORY M. PRIEST                                Director                 May 22, 2003
 ------------------------------------------------
                Gregory M. Priest


            /s/ WILLIAM T. COLEMAN III                             Director                 May 22, 2003
 ------------------------------------------------
              William T. Coleman III


             /s/ P. HOWARD EDELSTEIN                               Director                 May 22, 2003
 ------------------------------------------------
               P. Howard Edelstein


             /s/ STEWART K. P. GROSS                               Director                 May 22, 2003
 ------------------------------------------------
               Stewart K. P. Gross


              /s/ JAMES S. KRZYWICKI                               Director                 May 22, 2003
 ------------------------------------------------
                James S. Krzywicki


          /s/ FERDINAND VON PRONDZYNSKI                            Director                 May 22, 2003
 ------------------------------------------------
            Ferdinand von Prondzynski

                                 CERTIFICATIONS

I, Charles E. Moran, certify that:

     1. I have reviewed this annual report on Form 10-K/A of SkillSoft Public Limited Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 /s/ CHARLES E. MORAN
                                          --------------------------------------
                                                     Charles E. Moran
                                          President and Chief Executive Officer

Dated: May 22, 2003

                                 CERTIFICATIONS

I, Thomas J. McDonald, certify that:

     1. I have reviewed this annual report on Form 10-K/A of SkillSoft Public Limited Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                /s/ THOMAS J. MCDONALD
                                          --------------------------------------
                                                    Thomas J. McDonald
                                                 Chief Financial Officer

Dated: May 22, 2003

                                                                      APPENDIX A

                            SELECTED FINANCIAL DATA

     The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing elsewhere in this Form 10-K. The consolidated statements of operations data for the fiscal year ended January 31, 2003 and the consolidated balance sheet data as of January 31, 2003 are derived from our consolidated financial statements, audited by Ernst & Young LLP, independent public accountants, which are included elsewhere in this Form 10-K. The consolidated statements of operations data for the fiscal years ended January 31, 2001 and 2002 and the consolidated balance sheet data as of January 31, 2002 are derived from our consolidated financial statements, audited by Arthur Andersen LLP, independent public accountants, which are included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended January 31, 1999 and 2000 and the consolidated balance sheet data as of January 31, 1999, 2000 and 2001 are derived from our consolidated financial statements, audited by Arthur Andersen LLP, independent public accountants, not included in this Form 10-K.

                                       YEAR ENDED    YEAR ENDED    YEAR ENDED    YEAR ENDED    YEAR ENDED
                                       JANUARY 31,   JANUARY 31,   JANUARY 31,   JANUARY 31,   JANUARY 31,
                                          1999          2000          2001          2002         2003(1)
                                       -----------   -----------   -----------   -----------   -----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
Revenue..............................    $    --      $  4,191      $ 19,297       $44,271      $ 101,470
Cost of revenue......................         --           758         1,506         2,552         11,548
                                         -------      --------      --------       -------      ---------
     Gross Profit....................         --         3,433        17,791        41,719         89,922
Operating expenses:
  Research and development...........      4,117         8,647        14,047        17,698         29,104
  Selling and marketing..............      1,671         8,961        20,946        27,602         52,691
  General and administrative.........      2,821         4,371         5,776         7,199         17,914
  Amortization of stock-based
     compensation....................         --           372           814           793          1,634
  Amortization of intangible
     assets..........................         --            --            --            27          4,683
  Impairment charge..................         --            --            --            --        250,107
  Restructuring and other
     non-recurring charges...........         --            --            --            --         19,286
                                         -------      --------      --------       -------      ---------
     Total operating expenses........      8,609        22,351        41,583        53,319        375,419
                                         -------      --------      --------       -------      ---------
Operating loss.......................     (8,609)      (18,918)      (23,792)      (11,600)      (285,497)
  Other income (expense), net........         (9)         (333)            6           150           (282)
  Interest income, net...............        345            68         1,826         1,810          2,165
                                         -------      --------      --------       -------      ---------
Loss before provision for income
  taxes..............................     (8,273)      (19,183)      (21,960)       (9,640)      (283,614)
Provision for income taxes...........         --            --            --            --           (383)
                                         -------      --------      --------       -------      ---------
     Net loss........................     (8,273)      (19,183)      (21,960)       (9,640)      (283,997)
Preferred stock dividend.............         --         3,765            --            --             --
                                         -------      --------      --------       -------      ---------
Net loss attributable to common
  shareholders.......................    $(8,273)     $(22,948)     $(21,960)      $(9,640)     $(283,997)
                                         =======      ========      ========       =======      =========
Net loss per share(2):
  Basic and diluted loss per share...    $ (2.38)     $  (5.06)     $  (0.73)      $ (0.27)     $   (4.40)
                                         =======      ========      ========       =======      =========
  Basic and diluted weighted average
     shares outstanding..............      3,471         4,533        29,990        35,324         64,472
                                         =======      ========      ========       =======      =========

                                        AS OF         AS OF         AS OF          AS OF           AS OF
                                     JANUARY 31,   JANUARY 31,   JANUARY 31,    JANUARY 31,     JANUARY 31,
                                        1999          2000          2001            2002           2003
                                     -----------   -----------   -----------   --------------   -----------
                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and
  short-term investments...........    $3,965        $   735       $23,907        $ 68,946       $125,031
Working capital (deficit)..........     2,726         (6,915)       18,130          48,650         31,822
Long-term investments & other
  assets...........................        --             --            28          13,814          1,132
Total assets.......................     4,551          4,801        38,624         153,458        378,137
Stockholders' equity (deficit).....    $3,195        $(6,357)      $19,668        $113,750       $191,087

---------------

(1) The Statement of Operations Data for the year ended January 31, 2003 includes the operating results of SkillSoft PLC for the post-September 6, 2002 period and a full year of operating results for Books24x7.com, Inc.

(2) See Note 2(d) of the Notes to the Consolidated Financial Statements for the determination of shares used in computing basic and diluted net loss per common share.

                                                                      APPENDIX B

                              FINANCIAL STATEMENTS

                                     INDEX

                                                              PAGE
                                                              ----
Report of Independent Auditors -- Ernst & Young LLP.........  B-2
Report of Independent Public Accountants -- Arthur Andersen
  LLP.......................................................  B-3
Consolidated Balance Sheets as of January 31, 2002, and
  2003......................................................  B-4
Consolidated Statements of Operations for the Years Ended
  January 31, 2001, 2002, and 2003..........................  B-5
Consolidated Statements of Stockholders' Equity (Deficit)
  and Comprehensive Loss for the Years Ended January 31,
  2001, 2002, and 2003......................................  B-6
Consolidated Statements of Cash Flows for the Years Ended
  January 31, 2001, 2002, and 2003..........................  B-8
Notes to Consolidated Financial Statements..................  B-9

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and
Shareholders of SkillSoft PLC:

     We have audited the accompanying consolidated balance sheet of SkillSoft PLC (formerly known as SmartForce PLC) as of January 31, 2003 and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive loss and cash flows for the year ended January 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The comparative financial statements as of January 31, 2002 and for each of the two years in the period ended January 31, 2002 were audited by other auditors who have ceased operations and whose report dated February 20, 2002 expressed an unqualified opinion on those statements before the restatement adjustments described in Notes 1, 3 and 10.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SkillSoft PLC at January 31, 2003 and the results of its operations and its cash flows for the year ended January 31, 2003, in conformity with accounting principles generally accepted in the United States.

     The comparative financial statements presented as of January 31, 2002 and for each of the two years then ended were audited by other auditors who have ceased operations. As described in Notes 1, 3 and 10 on September 6, 2002, the Company completed a merger with SmartForce PLC which was treated as a reverse merger for accounting purposes. All references to the number of shares and per share information in the financial statements have been adjusted to reflect the reverse merger on a retroactive basis. We audited the adjustments that were applied to restate the number of shares and per share information reflected in the 2002 and 2001 financial statements. Our procedures included (a) agreeing the share conversion for the merger to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the retroactive restatement of the number of common shares and per share amounts. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2002 and 2001 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2002 and 2001 financial statements taken as a whole.

                                          /s/ ERNST & YOUNG LLP

Boston, Massachusetts
May 16, 2003

     This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the financial statements of SkillSoft Corporation as of January 31, 2002 and 2001 and each of the three years in the period ended January 31, 2002 included in the Annual Report on Form 10-K of SkillSoft Corporation for the fiscal year ended January 31, 2002. This audit report has not been reissued by Arthur Andersen LLP in connection with the filing of this Annual Report on Form 10-K for the fiscal year ended January 31, 2003.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To SkillSoft Corporation:

     We have audited the accompanying consolidated balance sheets of SkillSoft Corporation (a Delaware corporation) as of January 31, 2001 and 2002 and the related consolidated statements of income, shareholders' equity (deficit) and comprehensive loss and cash flows for each of the three years in the period ended January 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SkillSoft Corporation as of January 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2002, in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 20, 2002

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                  JANUARY 31,
                                                              --------------------
                                                                2002       2003
                                                              --------   ---------
                                                                 (IN THOUSANDS
                                                               EXCEPT SHARE DATA
                                                              AND PER SHARE DATA)
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 25,185   $  45,990
  Short-term investments....................................    43,761      79,041
  Accounts receivable, less reserves of approximately $269
     and $668 as of January 31, 2002 and 2003,
     respectively...........................................    17,963      66,892
  Prepaid expenses and other current assets.................     1,449      19,401
                                                              --------   ---------
     Total current assets...................................    88,358     211,324
Property and equipment, at cost:
  Computer equipment........................................     3,196      15,679
  Furniture and fixtures....................................       648       1,430
  Leasehold improvements....................................       464         878
                                                              --------   ---------
                                                                 4,308      17,987
  Less -- accumulated depreciation and amortization.........     1,723       6,023
                                                              --------   ---------
                                                                 2,585      11,964
Intangible assets:
  Acquired intangible assets, net...........................     1,973      34,290
  Goodwill..................................................    46,728     119,427
                                                              --------   ---------
                                                                48,701     153,717
Long term investments.......................................    13,786         633
Other assets................................................        28         499
                                                              --------   ---------
                                                              $153,458   $ 378,137
                                                              ========   =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  5,717   $  10,672
  Accrued expenses..........................................    11,367      59,821
  Deferred revenue..........................................    22,624     109,009
                                                              --------   ---------
     Total current liabilities..............................    39,708     179,502
Long term liabilities.......................................        --       7,548
Stockholders' equity:
  Ordinary Shares, E0.11 par value --
     Authorized -- 120,000,000 and 250,000,000 shares
      authorized at January 31, 2002 and 2003, respectively;
      40,988,314 and 99,598,146 issued and outstanding at
      January 31, 2002 and January 31, 2003, respectively...     4,348      10,737
  Additional paid-in capital................................   175,902     530,929
  Accumulated deficit.......................................   (63,645)   (347,642)
  Deferred compensation.....................................    (2,563)     (4,345)
  Notes receivable from stockholders........................      (338)        (58)
  Accumulated other comprehensive income....................        46       1,466
                                                              --------   ---------
     Total stockholders' equity.............................   113,750     191,087
                                                              --------   ---------
                                                              $153,458   $ 378,137
                                                              ========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEARS ENDED JANUARY 31,
                                                              -------------------------------------
                                                                 2001         2002         2003
                                                              ----------   ----------   -----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue.....................................................   $ 19,297     $ 44,271     $ 101,470
Cost of revenue(1)..........................................      1,506        2,552        11,548
                                                               --------     --------     ---------
  Gross profit..............................................     17,791       41,719        89,922
Operating expenses:
Research and development(1).................................     14,047       17,698        29,104
Selling and marketing(1)....................................     20,946       27,602        52,691
General and administrative(1)...............................      5,776        7,199        17,914
Amortization of stock-based compensation(1).................        814          793         1,634
Amortization of intangible assets...........................         --           27         4,683
Impairment charge...........................................         --           --       250,107
Restructuring and other non-recurring charges...............         --           --        19,286
                                                               --------     --------     ---------
     Total operating expenses...............................     41,583       53,319       375,419
                                                               --------     --------     ---------
Operating loss..............................................    (23,792)     (11,600)     (285,497)
  Other income (expense), net...............................          6          150          (282)
  Interest income, net......................................      1,826        1,810         2,165
                                                               --------     --------     ---------
Loss before provision for income taxes......................    (21,960)      (9,640)     (283,614)
  Provision for income taxes................................         --           --          (383)
                                                               --------     --------     ---------
  Net loss..................................................   $(21,960)    $ (9,640)    $(283,997)
                                                               ========     ========     =========
Net loss per share (Note 2(d)):
  Basic and diluted loss per share..........................   $  (0.73)    $  (0.27)    $   (4.40)
                                                               ========     ========     =========
  Basic and diluted weighted average common shares
     outstanding............................................     29,990       35,324        64,472
                                                               ========     ========     =========

---------------

(1) The following summarizes the departmental allocation of the amortization of stock-based compensation (in thousands):

                                                                2001       2002       2003
                                                              --------   --------   ---------
Cost of revenue.............................................  $      4   $      4   $       4
Research and development....................................       106        127         704
Selling and marketing.......................................       406        360         416
General and administrative..................................       298        302         510
                                                              --------   --------   ---------
                                                              $    814   $    793   $   1,634
                                                              ========   ========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE LOSS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                           CLASS A COMMON
                                                               STOCK              COMMON STOCK
                                 CONVERTIBLE PREFERRED   ------------------   --------------------
                                         STOCK
                                 ---------------------                $.001                 E0.11    ADDITIONAL
                                 NUMBER OF    CARRYING   NUMBER OF     PAR    NUMBER OF      PAR      PAID-IN      WARRANTS
                                   SHARES      VALUE       SHARES     VALUE     SHARES      VALUE     CAPITAL     OUTSTANDING
                                 ----------   --------   ----------   -----   ----------   -------   ----------   -----------
BALANCE, JANUARY 31, 2000......   9,957,143   $ 20,711    2,848,072    $ 3            --   $    --    $  7,460       $ 319
Issuance of common stock, net
 of issuance costs of $4,852...          --         --           --     --     8,777,981       957      46,102          --
Conversion of Class A common
 stock into common stock.......          --         --   (2,848,072)    (3)    6,742,526       735        (732)         --
Conversion of convertible
 preferred stock into common
 stock.........................  (9,957,143)   (20,711)          --     --    15,715,026     1,712      18,999          --
Exercise of stock options......          --         --           --     --       237,585        24          43          --
Amortization of deferred
 compensation..................          --         --           --     --            --        --          --          --
Issuance of stock options to a
 non-employee..................          --         --           --     --            --        --          61          --
Deferred compensation reversal
 due to termination of
 employees.....................          --         --           --     --            --        --        (123)         --
Translation adjustment.........          --         --           --     --            --        --          --          --
Net loss.......................          --         --           --     --            --        --          --          --
                                 ----------   --------   ----------    ---    ----------   -------    --------       -----
Comprehensive net loss for the
 year ended January 31, 2001...
BALANCE, JANUARY 31, 2001......          --         --           --     --    31,473,118     3,428      71,810         319
Issuance of common stock, net
 of issuance costs of $836.....          --         --           --     --     6,619,842       639      71,338          --
Exercise of stock options......          --         --           --     --       520,653        49       1,358          --
Issuance common stock under
 Employee Stock Purchase Plan..          --         --           --     --        26,513         3         244          --
Issuance of common stock
 related to exercise of common
 stock warrants................          --         --           --     --        88,421         9         310        (319)
Issuance of common stock and
 assumption of common stock
 options in the purchase of a
 business......................          --         --           --     --     2,259,767       220      29,090          --
Deferred compensation
 associated with assumed stock
 options in the purchase of a
 business......................          --         --           --     --            --        --       1,752          --
Amortization of deferred
 compensation..................          --         --           --     --            --        --          --          --
Repayment of note receivable...          --         --           --     --            --        --          --          --
Translation adjustment.........          --         --           --     --            --        --          --          --
Net loss.......................          --         --           --     --            --        --          --          --
                                 ----------   --------   ----------    ---    ----------   -------    --------       -----
Comprehensive net loss for the
 year ended January 31, 2002...


                                                                 NOTES        ACCUMULATED        TOTAL
                                                               RECEIVABLE        OTHER       STOCKHOLDERS'       TOTAL
                                 ACCUMULATED     DEFERRED         FROM       COMPREHENSIVE      EQUITY       COMPREHENSIVE
                                   DEFICIT     COMPENSATION   STOCKHOLDERS      INCOME         (DEFICIT)         LOSS
                                 -----------   ------------   ------------   -------------   -------------   -------------
BALANCE, JANUARY 31, 2000......   $ (32,045)     $(2,480)        $(339)         $   14         $ (6,357)              --
Issuance of common stock, net
 of issuance costs of $4,852...          --           --            --              --           47,059               --
Conversion of Class A common
 stock into common stock.......          --           --            --              --               --               --
Conversion of convertible
 preferred stock into common
 stock.........................          --           --            --              --               --               --
Exercise of stock options......          --           --            --              --               67               --
Amortization of deferred
 compensation..................          --          753            --              --              753               --
Issuance of stock options to a
 non-employee..................          --           --            --              --               61               --
Deferred compensation reversal
 due to termination of
 employees.....................          --          123            --              --               --               --
Translation adjustment.........          --           --            --              45               45               45
Net loss.......................     (21,960)          --            --              --          (21,960)         (21,960)
                                  ---------      -------         -----          ------         --------        ---------
Comprehensive net loss for the
 year ended January 31, 2001...                                                                                  (21,915)
BALANCE, JANUARY 31, 2001......     (54,005)      (1,604)         (339)             59           19,668
Issuance of common stock, net
 of issuance costs of $836.....          --           --            --              --           71,977               --
Exercise of stock options......          --           --            --              --            1,407               --
Issuance common stock under
 Employee Stock Purchase Plan..          --           --            --              --              247               --
Issuance of common stock
 related to exercise of common
 stock warrants................          --           --            --              --               --               --
Issuance of common stock and
 assumption of common stock
 options in the purchase of a
 business......................          --           --            --              --           29,310               --
Deferred compensation
 associated with assumed stock
 options in the purchase of a
 business......................          --       (1,752)           --              --               --               --
Amortization of deferred
 compensation..................          --          793            --              --              793               --
Repayment of note receivable...          --           --             1              --                1               --
Translation adjustment.........          --           --            --             (13)             (13)             (13)
Net loss.......................      (9,640)          --            --              --           (9,640)          (9,640)
                                  ---------      -------         -----          ------         --------        ---------
Comprehensive net loss for the
 year ended January 31, 2002...                                                                                   (9,653)

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE
                              LOSS -- (CONTINUED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                            CLASS A COMMON
                                                                STOCK              COMMON STOCK
                                  CONVERTIBLE PREFERRED   ------------------   --------------------
                                          STOCK
                                  ---------------------                $.001                 E0.11    ADDITIONAL
                                  NUMBER OF    CARRYING   NUMBER OF     PAR    NUMBER OF      PAR      PAID-IN      WARRANTS
                                    SHARES      VALUE       SHARES     VALUE     SHARES      VALUE     CAPITAL     OUTSTANDING
                                  ----------   --------   ----------   -----   ----------   -------   ----------   -----------
BALANCE, JANUARY 31, 2002.......          --    $  --             --    $--    40,988,314   $ 4,348    $175,902         --
Exercise of stock options.......          --       --             --     --       826,316        86         333         --
Issuance of common stock and
 assumption of common stock
 options in the purchase of a
 business.......................          --       --             --     --    57,392,542     6,261     350,079         --
Issuance of common stock under
 employee stock purchase plan...          --       --             --     --       390,974        42       1,199         --
Deferred compensation associated
 with unvested stock options
 assumed in the purchase of a
 business.......................          --       --             --     --            --        --       3,416         --
Amortization of deferred
 compensation...................          --       --             --     --            --        --          --         --
Net unrealized loss on
 marketable securities
 reclassified from of held-
 to-maturity to
 available-for-sale.............          --       --             --     --            --        --          --         --
Repayment of note receivable....          --       --             --     --            --        --          --         --
Unrealized gains/(losses) on
 marketable securities..........          --       --             --     --            --        --          --         --
Translation adjustment..........          --       --             --     --            --        --          --         --
Net loss........................          --       --             --     --            --        --          --         --
                                  ----------    -----     ----------    ---    ----------   -------    --------       ----
Comprehensive net loss for the
 year ended January 31, 2003....
BALANCE, JANUARY 31, 2003.......          --    $  --             --    $--    99,598,146   $10,737    $530,929         --


                                                                  NOTES        ACCUMULATED        TOTAL
                                                                RECEIVABLE        OTHER       STOCKHOLDERS'       TOTAL
                                  ACCUMULATED     DEFERRED         FROM       COMPREHENSIVE      EQUITY       COMPREHENSIVE
                                    DEFICIT     COMPENSATION   STOCKHOLDERS      INCOME         (DEFICIT)         LOSS
                                  -----------   ------------   ------------   -------------   -------------   -------------
BALANCE, JANUARY 31, 2002.......   $ (63,645)     $(2,563)        $(338)         $   46         $ 113,750
Exercise of stock options.......          --           --            --              --               419              --
Issuance of common stock and
 assumption of common stock
 options in the purchase of a
 business.......................          --           --            --              --           356,340              --
Issuance of common stock under
 employee stock purchase plan...          --           --            --              --             1,241              --
Deferred compensation associated
 with unvested stock options
 assumed in the purchase of a
 business.......................          --       (3,416)           --              --                --              --
Amortization of deferred
 compensation...................          --        1,634            --              --             1,634              --
Net unrealized loss on
 marketable securities
 reclassified from of held-
 to-maturity to
 available-for-sale.............          --           --            --            (548)             (548)           (548)
Repayment of note receivable....          --           --           280              --               280              --
Unrealized gains/(losses) on
 marketable securities..........          --           --                         2,335             2,335           2,335
Translation adjustment..........          --           --                          (367)             (367)           (367)
Net loss........................   $(283,997)          --            --              --          (283,997)       (283,997)
                                   ---------      -------         -----          ------         ---------       ---------
Comprehensive net loss for the
 year ended January 31, 2003....                                                                                $(282,577)
BALANCE, JANUARY 31, 2003.......   $(347,642)     $(4,345)        $ (58)         $1,466         $(191,087)

  The accompanying notes are an integral part of these consolidated financial statements.

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED JANUARY 31,
                                                              -------------------------------
                                                                2001       2002       2003
                                                              --------   --------   ---------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................  $(21,960)  $ (9,640)  $(283,997)
  Adjustments to reconcile net loss to net cash used in
     operating activities --
  Stock-based compensation..................................       814        793       1,634
  Depreciation..............................................       466        976       8,712
  Impairment charge.........................................        --         --     250,107
  Amortization of intangibles...............................        --         --       4,683
  Provision for bad debts...................................        21        164         399
  Changes in current assets and liabilities, net of
     acquisitions
     Accounts receivable....................................    (9,784)    (6,366)    (21,064)
     Prepaid expenses and other current assets..............        62        510      (8,506)
     Accounts payable.......................................       665        621       2,647
     Accrued expenses.......................................       948      1,103     (28,396)
     Deferred revenue.......................................    10,738      5,217      35,028
                                                              --------   --------   ---------
     Net cash used in operating activities..................   (18,030)    (6,622)    (38,753)
Cash flows from investing activities:
  Purchases of property and equipment.......................    (1,423)    (1,867)     (8,886)
  Purchase of short-term investments........................   (39,991)   (43,636)    (96,173)
  Maturity of short-term investments........................    28,631     11,235      40,604
  Sales of short-term investments...........................        --         --      73,776
  Disposition of net assets.................................        --         --      (1,087)
  Purchase of long-term investments.........................        --    (13,785)       (669)
  Net cash (used for) received in a business combination....        --     (6,313)     49,333
  Increase in other assets..................................       (28)        --      (2,244)
                                                              --------   --------   ---------
     Net cash provided by (used in) investing activities....   (12,811)   (54,366)     54,654
Cash flows from financing activities:
  Issuance of common stock, net of issuance costs...........    47,059     71,977          --
  Exercise of stock options.................................        68      1,407         419
  Proceeds from employee stock purchase plan................        --        247       1,241
  Repayment of note receivable..............................        --          1         280
  Payments on line of credit................................    (4,500)        --          --
                                                              --------   --------   ---------
     Net cash provided by financing activities..............    42,627     73,632       1,940
Effect of exchange rate changes on cash and cash
  equivalents...............................................        26         (6)      2,965
                                                              --------   --------   ---------
Net increase (decrease) in cash and cash equivalents........    11,812     12,638      20,806
Cash and cash equivalents, beginning of year................       735     12,547      25,185
                                                              --------   --------   ---------
Cash and cash equivalents, end of year......................  $ 12,547   $ 25,185   $  45,991
                                                              ========   ========   =========
Supplemental disclosure of cash flow information:
  Cash paid for interest....................................  $     21   $     --   $      --
                                                              ========   ========   =========
Supplemental disclosure of non-cash financing transactions:
  Issuance of common stock related to exercise of common
     stock warrant..........................................  $     --   $    319   $      --
                                                              ========   ========   =========
Supplemental disclosure of cash flows related to
  acquisitions (see Note 3):
The acquisitions are summarized as follows:
  Fair value of assets acquired, excluding cash.............             $ 49,513   $ 439,946
  Payments in connection with the acquisition, net of cash
     acquired...............................................               (6,313)     49,333
  Issuance of common stock and assumption of common stock
     options................................................              (29,310)   (356,339)
                                                                         --------   ---------
       Liabilities assumed..................................             $ 13,890   $ 132,940
                                                                         ========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

     SkillSoft PLC, formerly known as SmartForce PLC (the Company or SkillSoft), was incorporated in Ireland on August 8, 1989. The Company is a provider of web-based training resources that cover a variety of professional, effectiveness, business and information technology topics. On September 6, 2002, the Company completed its merger with SkillSoft Corporation (the Merger). Due to a number of factors, including composition of the board of directors, management team, and concentrated shareholder interest, all of which had SkillSoft Corporation being in a control or majority position, the Merger was accounted for as a reverse acquisition, with SkillSoft Corporation as the accounting acquirer. Accordingly, the historical financial statements of SkillSoft Corporation are the historical financial statements of the combined company, and the assets and liabilities of the Company are accounted for as required under the purchase method of accounting. The results of operations and cash flow of the former SmartForce PLC, the acquired entity for accounting purposes, are included in the financial statements of the combined company from September 6, 2002, the date on which the Merger was consummated. In connection with the Merger, the Company changed its name to SkillSoft PLC and its fiscal year end to January 31 (the fiscal year end of SkillSoft Corporation) from December 31 (the Company's historical fiscal year end).

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements reflect the application of certain significant accounting policies, as described in this note and elsewhere in these notes.

  (A) PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries (see Note 6). All material intercompany transactions and balances have been eliminated in consolidation.

  (B) USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  (C) REVENUE RECOGNITION

     The Company generates revenue from the license of products and services and from providing hosting/ASP services.

     The Company follows the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9 to account for revenue derived pursuant to license agreements under which customers license the Company's products and services. The pricing for the Company's courses varies based upon the number of course titles or the courseware bundle licensed by a customer, the number of users within the customer's organization and the length of the license agreement (generally one, two or three years). License agreements permit customers to exchange course titles, generally on the contract anniversary date. Additional product features, such as hosting and on-line mentoring services, are separately licensed for an additional fee.

     The pricing for the Company's multi-modal learning (MML) licenses varies based on the content offering selected by the customer, the number of users within the customer's organization and the length of

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES the license agreement. A MML license provides customers access to a full range of learning products including courseware, Referenceware, simulations, mentoring and prescriptive assessment.

     A Referenceware license gives users access to the full library within one or more collections (ITPro, BusinessPro, FinancePro and OfficeEssentials) from Books24x7.com, Inc. (Books). The pricing for the Company's Referenceware licenses varies based on the collections specified by a customer, the number of users within the customer's organization and the length of the license agreement.

     The Company generally bills the annual license fee for the first year of a multi-year agreement in advance. The Company recognizes revenue with respect to courseware licenses either at the time of delivery of products or over the term of the contract, depending on the products included in the license and specific contract terms. In the event that the customer specifies all licensed courses to be delivered at the outset and those courses are available and delivered on or before the contract start date, the Company recognizes license revenue for the first year of the contract upon execution of the contract and delivery of the courses. The Company generally bills license fees for subsequent years of multi-year license arrangements on the anniversary date of the agreement, and if the customer exchanges courses and receives the exchanged courses by the renewal date, revenue is recognized in the manner described above.

     In some circumstances, the Company offers payment terms of up to six months from the initial shipment date or anniversary date for multi-year agreements to its customers. To the extent that a customer is given extended payment terms, revenue is recognized as cash becomes due, assuming all of the other elements of revenue recognition have been satisfied.

     The Company recognizes revenue ratably over the license period if the number of courses that a customer has access to is not clearly defined, available, or selected at the inception of the contract, or if the contract has additional undelivered elements for which the Company does not have vendor specific objective evidence (VSOE) of the fair value of the various elements. This may occur if the customer does not specify all licensed courses at the outset, the customer chooses to wait for future licensed courses on a when and if available basis, the customer is given exchange privileges that are exercisable other than on the contract anniversaries, or the customer licenses all courses currently available and to be developed during the term of the arrangement.

     The Company also derives revenue from extranet hosting/ASP services and online mentoring services. The Company recognizes revenue related to extranet hosting/ASP services and online mentoring services on a straight-line basis over the period in which the service agreements are provided to the extent the Company has VSOE for those services. If the Company does not have VSOE for these services, revenue from the entire arrangement including any implementation fees, is recognized on a straight-line basis over the period in which the services are provided. For multi-element agreements where the Company provides these services, VSOE is the basis used to allocate the total fee to the elements of the arrangement.

     The Company recognizes revenue on Referenceware and MML licenses ratably over the term of the agreement, which matches the period the future products or services are delivered.

     The Company commences the recognition of revenue from resellers upon final sale to the end user. With respect to reseller agreements with minimum commitments, the Company recognizes revenue related to the portion of the minimum commitment that exceeds the end user sales at the expiration of the commitment period.

     The Company provides professional services, including instructor led training, customized content, websites, and implementation services. The Company recognizes service revenue as the services are performed.

     The cost of satisfying any post contract support (PCS), which essentially represents a warranty obligation, is accrued at the time license revenue is recognized, as PCS fees are included in the annual license fee. The estimated cost of providing PCS during the agreements is insignificant and the Company does not

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES offer it separately. The accrued PCS costs are included in deferred revenue in the accompanying consolidated balance sheets.

     The Company records deferred revenue when either cash is received or amounts have been billed in advance of products or services provided. Deferred revenue includes the unrecognized portion of revenue associated with license fees for which the Company has received payment or for which amounts have been billed and are currently due for payment in 180 days or less. In addition, deferred revenue includes amounts which have been billed and not collected for which revenue is being recognized ratably over the license period. In addition, the Company acquired approximately $47 million of deferred revenue in connection with the Merger based upon the cost to fulfill the remaining contractual and performance obligations plus a normal operating profit on fulfilling such obligations.

  (D) NET LOSS PER SHARE

     As a result of the reverse acquisition, historical SkillSoft Corporation shares have been converted into SmartForce ADSs using the Merger exchange ratio of 2.3674 SkillSoft Corporation shares per SmartForce ADS. Historical SkillSoft Corporation shares for all periods presented have been adjusted to reflect this exchange ratio. See Note 10(a).

     Basic and diluted net loss per common share was determined by dividing net loss by the weighted average common shares outstanding during the period. Weighted average shares outstanding exclude unvested restricted common shares of 493,329, 75,548, and 20,291 as of January 31, 2001, 2002 and 2003, respectively.
Basic and diluted net loss per share are the same, as outstanding common stock options and warrants are anti-dilutive as the Company has recorded a net loss for all periods presented.

     The calculation of basic net loss per share and diluted net loss per share is as follows (in thousands, except per share data):

                                                           YEAR ENDED JANUARY 31,
                                                       ------------------------------
                                                         2001      2002       2003
                                                       --------   -------   ---------
Net loss applicable to ordinary shares...............  $(21,960)  $(9,640)  $(283,997)
                                                       ========   =======   =========
Computation of basic and diluted net loss per share:
Weighted average shares outstanding..................    30,738    35,506      64,500
Less weighted average unvested restricted common
  shares outstanding.................................       748       182          28
                                                       --------   -------   ---------
Shares used in computing net loss per share..........    29,990    35,324      64,472
                                                       ========   =======   =========
Basic and diluted net loss per share.................  $  (0.73)  $ (0.27)  $   (4.40)
                                                       ========   =======   =========

     The following common share equivalents, warrants, and unvested restricted shares have been excluded from the computation of diluted weighted average shares outstanding as of January 31, 2001, 2002 and 2003, respectively as they would be anti-dilutive.

                                                           YEAR ENDED JANUARY 31,
                                                     ----------------------------------
                                                       2001        2002         2003
                                                     ---------   ---------   ----------
Options outstanding................................  3,253,149   7,080,041   25,604,086
Warrants outstanding...............................    143,479     143,479           --
Unvested restricted shares.........................    493,329      75,548       20,291

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

  (E) FOREIGN CURRENCY TRANSLATION

     Assets and liabilities of the foreign subsidiaries are translated in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation." The reporting currency for the Company is the U.S. dollar (dollar). The functional currency of the Company's subsidiaries in the United States, the United Kingdom, Canada, Germany, Australia, the Netherlands, Sweden, Norway, Denmark, France, New Zealand and Singapore are the currencies of those countries. The functional currency of the Company's subsidiaries in Ireland, the Commonwealth of the Bahamas and the Grand Cayman is the dollar. In accordance with SFAS No. 52, assets and liabilities are translated to the U.S. dollar from the local functional currency at current exchange rates, and income and expense items are translated to the U.S. dollar using the average rates of exchange prevailing during the year. Gains and losses arising from translation are recorded in other comprehensive income as a separate component of stockholders' equity (deficit). Currency gains or losses on transactions denominated in a currency other than an entity's functional currency are recorded in the results of the operations. Gains/(losses) arising from transactions denominated in foreign currencies were approximately $13,000, $139,000 and ($130,000) for the years ended January 31, 2001, 2002, and 2003, respectively and are included in Other income (expense), net in the accompanying consolidated statement of operations.

  (F) CASH, CASH EQUIVALENTS, SHORT-TERM INVESTMENTS AND LONG-TERM INVESTMENTS

     The Company accounts for its investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No.
115). Under SFAS No. 115, securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost, which approximates market value, and are classified as held-to-maturity. All other securities have been classified as available for sale. The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. At January 31, 2002 and 2003, cash equivalents consisted mainly of commercial paper, short-term notes and money market funds. The investments in short-term notes are classified as current assets in the accompanying consolidated balance sheets as they mature within one year.

     During the year ended January 31, 2003, as a result of the sale of certain investments classified as held-to-maturity prior to maturity, the Company transferred all of its investments from held-to-maturity to available-for-sale. Accordingly, the Company recorded an unrealized loss on its investments of approximately $548,000 at the time it revised its investment policy and an unrealized gain of approximately $2,335,000 for the remainder of the year as a component of other comprehensive income in the Company's consolidated statement of equity.

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

     Cash, cash equivalents, short-term investments and long-term investments that were accounted as held for maturity as of January 31, 2002 were as follows (in thousands).

DESCRIPTION                                             CONTRACTED MATURITY   AMORTIZED COST
-----------                                             -------------------   --------------
Cash and cash equivalents:
  Cash................................................              N/A          $ 5,922
  Commercial paper....................................       0-3 months            4,764
  Federal agency notes................................       0-3 months           14,239
  Money market funds..................................       0-3 months              260
                                                                                 -------
                                                                                  25,185
Short-term investments:
  Money market fund...................................      4-12 months            3,418
  Commercial paper....................................      4-12 months           12,100
  Federal agency notes................................      4-12 months           28,243
                                                                                 -------
                                                                                  43,761
Long-term investments:
  Federal agency notes................................     13-24 months           13,786
                                                                                 -------
                                                                                 $82,732
                                                                                 =======

     Cash, cash equivalents, short-term investments and long-term investments that were accounted for as available for sale as of January 31, 2003 are as follows (in thousands).

                                                          GROSS        GROSS
                               CONTRACTED               UNREALIZED   UNREALIZED
DESCRIPTION                     MATURITY       COST       GAINS        LOSSES     FAIR VALUE
-----------                   ------------   --------   ----------   ----------   ----------
Cash and cash equivalents:
  Cash......................           N/A   $ 37,648     $   --       $  --       $ 37,648
  Federal agency notes......    0-3 months      1,048         --          --          1,048
  Money market funds........    0-3 months      7,293          1          --          7,294
                                             --------     ------       -----       --------
                                               45,989          1          --         45,990
Short-term investments:
  Commercial paper..........   4-12 months     27,927          9          --         27,936
  Federal agency notes......   4-12 months     46,791          5        (176)        46,620
  Public equity
     securities.............           N/A      2,501      1,984          --          4,485
                                             --------     ------       -----       --------
                                               77,219      1,998        (176)        79,041
Long-term investments:
  Federal agency notes......  13-24 months        531         --         (11)           520
  Public equity
     securities.............           N/A        138         --         (25)           113
                                             --------     ------       -----       --------
                                                  669         --         (36)           633
                                             --------     ------       -----       --------
                                             $123,877     $1,999       $(212)      $125,664
                                             ========     ======       =====       ========

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

  (G) DEPRECIATION AND AMORTIZATION

     The Company records depreciation and amortization by charges to operations in amounts estimated to allocate the cost of property and equipment over their estimated useful lives, on a straight-line basis, as follows:

                                                                ESTIMATED
                                                              USEFUL LIVES
                                                              -------------
Computer equipment..........................................      2-3 years
Furniture and fixtures......................................        5 years
Leasehold improvements......................................  Life of lease

  (H) SOFTWARE DEVELOPMENT COSTS AND RESEARCH AND DEVELOPMENT EXPENSES

     SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed" (SFAS No. 86), requires the capitalization of certain computer software development costs incurred after technological feasibility is established. Once technological feasibility of a software product has been established, the additional development costs incurred to bring the product to a commercially acceptable level has not been and is not expected to be significant. The Company did not capitalize software development costs during the periods presented, with the exception of the fair value of acquired technology developed by Books that the Company purchased in connection with its acquisition during the year ended January 31, 2002 and the fair value of IT content purchased in connection with the Merger during the year ended January 31, 2003.

     The Company expenses all research and development expenses, which include course content development fees, to operations as incurred. In addition, the Company enters into agreements with content providers requiring the Company to make up front minimum commitments for rights to published content. The Company's policy is to expense these costs to research and development upon receipt of content.

  (I) OTHER COMPREHENSIVE INCOME

     SFAS No. 130, "Reporting Comprehensive Income" (SFAS No. 130) requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, other events and circumstances from non-owner sources. The components of accumulated comprehensive income for the years ended January 31, 2002, and 2003 are as follows (in thousands):

                                                               YEAR ENDED
                                                               JANUARY 31,
                                                              -------------
                                                              2002    2003
                                                              ----   ------
Unrealized holding gains....................................  $--    $1,787
Foreign currency adjustment.................................   46      (321)
                                                              ---    ------
     Total accumulated other comprehensive income...........  $46    $1,466
                                                              ===    ======

  (J) FAIR VALUE OF FINANCIAL INSTRUMENTS

     Financial instruments consist mainly of cash and cash equivalents, short-term investments, long-term investments, accounts receivable and accounts payable. The Company determines fair value for short-term and long-term investments based on quoted market values. The carrying amounts of accounts receivable is net of an allowance for doubtful accounts, which is based on historical collections and known credit risks.

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

  (K) CONCENTRATIONS OF CREDIT RISK AND OFF-BALANCE-SHEET RISK

     For the years ended and as of January 31, 2001, 2002 and 2003, no customers individually comprised greater than 10% of total revenue or accounts receivable.

     The Company performs continuing credit evaluations of its customers' financial condition and generally does not require collateral.

     The Company has no significant off-balance-sheet or concentration of credit risks such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

  (L) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE

     The Company follows the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 established standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also established standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company's chief operating decision makers, as defined under SFAS No. 131, are the Chief Executive Officer and the Chief Financial Officer. Prior to the Merger, the Company had viewed its operations and managed its business as principally one operating segment. Subsequent to the Merger, the Company has viewed its operations and manages its business as principally two operating segments: multi-modal learning and retail certification. Multi-modal learning content and software is an integrated solution that supports business and information technology professionals learning needs through its comprehensive learning management platform technology. The retail certification segment provides direct sales and services to individual end users.

  (M) LONG LIVED ASSETS

     The Company follows the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 requires that long-lived assets be reviewed for impairment by comparing the future undiscounted cash flows from the assets with the carrying amount. Any write-downs are to be treated as permanent reductions in the carrying amount of the assets.

  (N) ADVERTISING COSTS

     Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expenses amounted to approximately $389,000, $201,000, and $1,488,000 for the years ended January 31, 2001, 2002 and 2003, respectively.

  (O) GOVERNMENT GRANTS

     The Company has entered into grant agreements with government agencies to employ additional personnel. Conditions of employment are attached to these grant agreements. Government grants are recorded when there is reasonable assurance that the Company has complied with, and will continue to comply with, all conditions necessary to obtain the grants. In connection with the reduction in workforce of the SmartForce personnel resulting from the Merger, the Company will not fullfill all the obligations associated with certain grants, and therefore, has reflected grants subject to refund as a liability in the accompanying consolidated balance sheet. As of January 31, 2003, there are $1.4 million of grants subject to repayment, which are included in accrued liabilities on the consolidated balance sheet.

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

  (P) ACCOUNTING FOR STOCK-BASED COMPENSATION

     At January 31, 2003, the Company had stock-based employee compensation plans which are described in Note 10 to the consolidated financial statements. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB No. 25) and related Interpretations under APB No. 25. The Company provides pro forma disclosures of the compensation expense determined under the fair value provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). See Note 10 to the Consolidated Financial Statements.

     SFAS No. 123 requires the measurement of the fair value of stock options to employees to be included in the statements of operations or disclosed in the notes to financial statements. The Company elected the disclosure-only alternative under SFAS No. 123, which requires disclosure of the pro forma effects on earnings as if the fair-value-based method of accounting under SFAS No. 123 had been adopted, as well as certain other information. The Company has computed the pro forma disclosures required under SFAS No. 123 for options granted in the years ended January 31, 2001, 2002 and 2003 using the Black-Scholes option-pricing model prescribed by SFAS No. 123. The weighted average information and assumptions used for the grants is as follows:

                                                       YEAR ENDED JANUARY 31,
                                             ------------------------------------------
                                                 2001           2002           2003
                                             ------------   ------------   ------------
Risk-free interest rates...................  5.28 - 6.72%   3.58 - 5.01%   3.50 - 5.14%
Expected dividend yield....................            --             --             --
Volatility factor..........................          102%            93%           104%
Expected lives.............................       7 years        7 years        7 years
Weighted average fair value of options
  granted..................................         $5.47          $4.04          $3.82
Weighted average remaining contractual life
  of options outstanding...................     8.9 years      9.0 years      8.3 years

     Had compensation expense for its plans been determined consistent with SFAS No. 123, the Company's net loss and basic and diluted net loss per share would have been increased to the following pro forma amounts (in thousands, except per share data):

                                                          YEAR ENDED JANUARY 31,
                                                      -------------------------------
                                                        2001       2002       2003
                                                      --------   --------   ---------
Net loss --
  As reported.......................................  $(21,960)  $ (9,640)  $(283,997)
  Add: Stock-based compensation expense recognized
     under APB No. 25...............................       814        793       1,634
  Less: Total stock-based compensation expense
     determined under fair value based method for
     all awards.....................................    (2,715)    (7,377)    (25,191)
                                                      --------   --------   ---------
  Pro forma.........................................  $(23,861)  $(16,224)  $(307,554)
                                                      ========   ========   =========
Basic and diluted net loss per share --
  As reported.......................................  $  (0.73)  $  (0.27)  $   (4.40)
                                                      ========   ========   =========
  Pro forma.........................................  $  (0.77)  $  (0.44)  $   (4.77)
                                                      ========   ========   =========

     Because additional option grants are expected to be made in future periods, the above pro forma disclosures may not be representative of pro forma effects on results for future periods.

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

  (Q) RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). Under SFAS No. 145, gains and losses on extinguishments of debt are to be classified as income or loss from continuing operations rather than extraordinary items. The Company is required to adopt SFAS No. 145 in the first quarter of fiscal 2004 and does not expect the adoption of this statement to have a material impact on its financial condition or results of operations.

     In July 2002, the FASB issued Statement of Financial Accounting Standards SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to exit or disposal plan. Costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, branch closing, or other exit disposal activity. This statement is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 may affect the timing of the Company's recognition of future exit or disposal costs, if any.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN No. 45). FIN No. 45 requires a guarantor to record certain guarantees at fair value and to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. The interpretation and its disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The interpretation's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor's previous accounting for guarantees issued prior to December 31, 2002 should not be revised or restated due to the adoption of this interpretation. The adoption of FIN No. 45 did not have a material impact on the financial condition or results of operations of the Company.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46) which requires the consolidation of a variable interest entity, as defined, by its primary beneficiary. Primary beneficiaries are those companies that are subject to a majority of the risk of loss or entitled to receive a majority of the entity's residual returns, or both. In determining whether it is the primary beneficiary of a variable interest entity, an entity with a variable interest shall treat variable interests in that same entity held by its related parties as its own interests. The Company is currently evaluating the existence of variable interest entities, if any, and the impact of adopting the interpretation on the consolidated financial statements. Refer to Note 3 and Note 8 to the Consolidated Financial Statements for additional disclosures regarding related parties, and commitments and contingencies, respectively.

     In January 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" (SFAS No. 148), an amendment of SFAS No. 123, which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to continue to account for stock-based compensation under APB No. 25, and related Interpretations under FIN 44 and elect the disclosure-only alternative under SFAS No. 123 and the enhanced disclosures as required by SFAS No. 148 (see Note 2(p)).

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

(3) ACQUISITIONS AND DISPOSITIONS

  (A) SKILLSOFT CORPORATION

     On September 6, 2002, the Company completed the Merger with SkillSoft Corporation, a leading provider of e-Learning courseware and Referenceware for business and IT professionals. As a result of the Merger, each issued and outstanding share of common stock, par value $0.001 per share, of SkillSoft Corporation (the SkillSoft Common Stock) was automatically converted into the right to receive 2.3674 (the Exchange Ratio) validly issued and fully paid ordinary shares, nominal value E0.11 per share, of the Company, with each ordinary share represented by an American Depository Share of the Company (ADS). The Company also assumed each outstanding option to purchase SkillSoft Common Stock, which had been granted under SkillSoft Corporation's existing stock option plans, under the same exchange ratio. As discussed in Note 1, the Company determined SkillSoft Corporation to be the acquirer for accounting purposes. Therefore, SkillSoft Corporation is the accounting acquirer in the transaction, the calculation of the stock consideration is calculated based on SmartForce ordinary shares and options outstanding. Consequently, this transaction resulted in the issuance of approximately 57.4 million ordinary shares (represented by ADSs) of the Company with a fair value of approximately $317.4 million, the assumption of options to purchase approximately 15.7 million ordinary shares (represented by ADSs) with a Black-Scholes fair value of approximately $38.9 million, and estimated direct transaction costs of $15.4 million. The number of ordinary shares issued and options assumed was fixed in the agreement related to the Merger and was not subject to change prior to closing. The fair value of the Company's ADSs was derived using a market price per ADS of $5.53, which was based on an average of the closing prices for a range of six trading days around the announcement date (June 10, 2002) of the acquisition. Immediately following the Merger, the former stockholders of SkillSoft Corporation owned approximately 42% of the outstanding ordinary shares of the Company. The Company paid a premium to obtain a broader distribution channel and a stronger presence in the e-Learning sector.

     Subsequent to the Merger, certain accounting matters were identified relating to the historical financial statements of SmartForce PLC (which, following the Merger, are no longer the Company's historical financial statements -- see Note 1.) On November 19, 2002, the Company announced its intent to restate the SmartForce PLC historical financial statements for 1999, 2000, 2001 and the first two quarters of 2002. Although the aforementioned analysis has not yet been completed, management does not believe the impact of such revisions to the purchase price and its allocation, if any, will have a material impact on the consolidated financial position or results of operations of the Company.

     Based on valuations prepared by a third party appraisal firm using assumptions provided by management, the total purchase price of approximately $371.7 million has been allocated as follows (in thousands):

DESCRIPTION                                                    AMOUNT
-----------                                                   ---------
Cash and cash equivalents...................................  $  50,231
Short-term investments......................................     34,830
Accounts receivable, net....................................     23,351
Prepaid expenses and other current assets...................      8,753
Property and equipment......................................      9,131
Goodwill....................................................    323,681
Amortizable intangible assets...............................     37,000

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

DESCRIPTION                                                    AMOUNT
-----------                                                   ---------
Other assets................................................      3,199
Accounts payable............................................     (2,326)
Accrued expenses............................................    (69,519)
Deferred revenue............................................    (46,619)
                                                              ---------
Total.......................................................  $ 371,712
                                                              =========

     The components of the consideration paid are as follows (in thousands):

DESCRIPTION                                                     AMOUNT
-----------                                                    --------
Issuance of common stock (shares)...........................   $317,440
Valuation of common stock options assumed...................     38,899
Cash paid, including acquisition costs......................     15,373
                                                               --------
Total purchase price........................................    371,712
Liabilities incurred (exit costs)...........................     29,923
Tangible assets acquired in excess of liabilities assumed,
  net.......................................................    (40,954)
                                                               --------
  Total purchase price to be allocated to intangible
     assets.................................................   $360,681
                                                               ========

The consideration was allocated to the fair value of assets acquired and liabilities assumed as follows (in thousands):

DESCRIPTION                                                    AMOUNT     LIFE
-----------                                                   --------   -------
Total purchase price to be allocated to intangible assets...  $360,681        --
Less -- Value assigned to content...........................    25,000   4 years
Less -- Value assigned to customer contracts................    12,000   5 years
                                                              --------
Goodwill....................................................  $323,681        --
                                                              ========

     In connection with the Merger, the Company's management approved and initiated plans to restructure pre-acquisition SmartForce PLC, to eliminate redundant facilities and headcount, reduce cost structure and better align operating expenses with existing economic conditions (Note 4).

     The Company allocated the purchase price to the tangible assets, liabilities and intangible assets acquired, based on their estimated fair values. The excess purchase price over those fair values was recorded as goodwill. The fair value assigned to the intangible assets acquired was based on valuations prepared by a third party appraisal firm using assumptions provided by management. The goodwill recorded as a result of this acquisition is not expected to be deductible for tax purposes. The goodwill was allocated to the Company's two reporting units: multi-modal learning and retail certification.

     In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," (SFAS No. 142) goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized but are reviewed periodically for impairment. In accordance with SFAS No. 142, the Company completed a two-step fair-value based assessment of the goodwill and intangible assets for impairment in the quarter ended January 31, 2003, its annual test date. The analysis indicated the multi-modal learning reporting unit was impaired and the Company recorded a $250.1 million non-cash charge (Note 5).

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

  Amortizable Intangible Assets

     Approximately $37 million of the purchase price has been allocated to amortizable intangible assets comprised of $12 million for contractual customer relationships and $25 million for course content. Contractual customer relationships are existing contracts that relate to underlying customer relationships pertaining to the services provided by the acquired company.

  Deferred Revenue

     At the Merger, due to the nature of the Company's business, the Company has remaining contractual obligations to customers of SmartForce PLC. The obligations principally involve delivery of future products and services. The Company has recorded deferred revenue as of the Merger date based on a valuation prepared by a third party appraisal firm using estimates and assumptions provided by management of these estimated obligations in accordance with Emerging Issues Task Force (EITF) 01-03, "Accounting in a Business Combination for Deferred Revenue of an Acquiree". The Company is amortizing deferred revenue over the average remaining term of the contracts, which reflects the estimated period to satisfy these customer obligations.

  Deferred Compensation

     The Company has recorded approximately $3,416,000 of deferred compensation attributable to unvested stock options assumed in the Merger, which will be amortized over the remaining vesting period of the underlying options.

  Deferred Taxes

     The Company has recorded as part of purchase accounting a deferred tax liability on the separately identified intangible assets. In addition, through purchase accounting, the Company has recognized a deferred tax asset of $8.2 million related to book tax differences and net operating losses in the opening balance sheet and has provided a valuation allowance for that amount as it is more likely than not the assets will not be realized.

  Pro Forma Financial Information

     The following unaudited pro forma data summarizes the results of operations of the Company for the year ended January 31, 2002 as if the Merger had been completed as of the beginning of the year ended January 31, 2002. The pro forma data gives effect to actual operating results prior to the Merger, adjusted to include the pro forma effect of the amortization of intangibles. This information does not reflect the impact of the pending restatement discussed above. This pro forma information for the year ended January 31, 2002 will be updated to reflect the restated historical SmartForce PLC financial statements, which will be included in the Company's Form 8-K, as amended.

                                                                   YEAR ENDED
                                                                JANUARY 31, 2002
                                                              ---------------------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Revenues....................................................        $305,146
                                                                    ========
Net loss....................................................        $ (4,167)
                                                                    ========
Loss per share..............................................        $  (0.05)
                                                                    ========

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

  (B) BOOKS

     On December 28, 2001, the Company acquired Books, a provider of Web-based digital technical and business reference content. The Company acquired 100% of the outstanding shares of Books for consideration of $35.9 million plus assumed liabilities. This acquisition was accounted for as a purchase, and accordingly, the results of Books' operations from the date of acquisition are included in the Company's consolidated statements of operations.

     The components of the consideration paid are as follows (in thousands):

DESCRIPTION                                                   AMOUNT
-----------                                                   -------
Issuance of common stock (2,259,766 shares).................  $22,934
Valuation of common stock options assumed (options to
  purchase 808,799 shares)..................................    6,376
Cash paid, including acquisition costs......................    6,632
                                                              -------
Total purchase price........................................   35,942
Liabilities incurred (exit costs)...........................    1,843
Liabilities assumed in excess of tangible assets, net.......   10,068
                                                              -------
  Total purchase price to be allocated to intangible
     assets.................................................  $47,853
                                                              =======

The consideration was allocated to the fair value of assets acquired and liabilities assumed as follows (in thousands):

DESCRIPTION                                                   AMOUNT       LIFE
-----------                                                   -------   ----------
Total purchase price to be allocated to intangible assets...  $47,853           --
Less -- Value assigned to trademark and trade name..........      900   Indefinite
Less -- Value assigned to internally developed software.....      600      3 years
Less -- Value assigned to customer contracts................      500      4 years
                                                              -------
Goodwill....................................................  $45,853
                                                              =======

     In connection with the acquisition of Books, the Company's management approved and initiated plans to restructure pre-acquisition Books, to eliminate redundant facilities and headcount, reduce cost structure and better align operating expenses with existing economic conditions (Note 4).

     Allocation of the purchase price for the acquisition was based on estimates of the fair value of the net assets acquired. The fair market value of intangible assets acquired, including the estimates of their useful lives, was based on independent appraisals. In making the purchase price allocation, the Company considered present value calculations of income, an analysis of project accomplishments and remaining outstanding items and an assessment of overall contributions, as well as project risks. The goodwill resulting from the Books acquisition was included in the multi-modal reporting unit.

PRO FORMA INFORMATION

     The following unaudited pro forma data summarizes the results of operations of the Company for the year ended January 31, 2002 as if the Books acquisition had been completed as of the beginning of the year. The

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES pro forma data gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of the amortization of intangibles:

                                                                   YEAR ENDED
                                                                JANUARY 31, 2002
                                                              ---------------------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Revenues....................................................        $ 48,437
                                                                    ========
Net loss....................................................        $(21,197)
                                                                    ========
Loss per share..............................................        $  (1.42)
                                                                    ========

  (C) TELCOM DISPOSITION

     On January 31, 2003, the Company and its wholly-owned subsidiary SmartForce-Telcom (U.S.) Corporation and its wholly-owned subsidiary SmartForce-Telcom (Canada) Corporation entered into an asset purchase agreement with Advanced Education Corporation (AEC) whereby AEC purchased certain of the assets of SmartForce-Telcom (U.S.) Corporation and SmartForce-Telcom (Canada) Corporation and certain assets of the Company and assumed certain liabilities. In addition, AEC agreed to pay a royalty to the Company on all future revenues in an amount ranging from 2.5% to 11% based on the amount of revenue and year. The Company will record any royalties received as an adjustment to goodwill.

     As a result of the uncertainties associated with the future royalty payments, the Company did not value the assets of the Telcom business acquired in the Merger. In addition, in accordance with EITF 95-3, the Company accrued the costs to dispose of the business as of the date of the Merger. The net operating loss of the business disposed of for the period from September 6, 2002 to January 31, 2003 is included as a component of Other income (expense), net. Results of operations for the period from September 6, 2002 through January 31, 2003 of SmartForce-Telcom (U.S.) Corporation including SmartForce-Telcom (Canada) were as follows (in thousands):

                                                                  FOR THE
                                                                PERIOD ENDED
                                                              JANUARY 31, 2003
                                                              ----------------
Revenue.....................................................       $2,400
Cost of revenue.............................................        1,664
                                                                   ------
Gross profit................................................          736
Operating expenses:
  Sales and marketing.......................................          291
  General and administrative................................          548
                                                                   ------
Total operating expenses....................................          839
                                                                   ------
Net loss....................................................       $ (103)
                                                                   ======

  (D) MERGER AND EXIT COSTS

  SmartForce

     In connection with the Merger, the Company's management approved and initiated plans prior to December 31, 2002 to restructure the operations of pre-Merger SmartForce PLC to eliminate redundant facilities and headcount, reduce cost structure, and better align the Company's operating expenses with existing economic conditions. Consequently, the Company recorded $30.3 million of costs primarily relating to exiting activities of pre-Merger SmartForce PLC, such as severance and related benefits, costs to vacate leased facilities and other pre-Merger liabilities. These costs were accounted for under EITF 95-3,

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

"Recognition of Liabilities in Connection with Purchase Business Combinations." These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the purchase price, and have been included as an increase to goodwill.

     The reductions in employee headcount totaled approximately 632 employees from the administrative, sales, marketing and development functions, and amounted to a charge of approximately $14.5 million. Approximately $8.6 million was paid out against the exit plan accrual during the year ended January 31, 2003, and the remaining amount of $5.9 million is expected to be paid by October 2003.

     In connection with the exit plan, the Company decided to abandon or downsize certain leased facilities. For the year ended January 31, 2003, facilities consolidation charges of $12.7 million, consisting of sublease losses, broker commissions and other facility costs, were recorded in connection with the downsizing and closing of sites. As of January 31, 2003, 8 sites had been vacated and 3 sites had been downsized and actions related to the remaining identified sites are scheduled to occur by the end of fiscal 2004. To determine the sublease loss, which is the loss after the Company's cost recovery efforts from subleasing the building, certain assumptions were made related to the (1) time period over which the property will remain vacant, (2) sublease terms and
(3) sublease rates. The lease loss is an estimate under SFAS No. 5 "Accounting for Contingencies" and represents the low end of the range and will be adjusted in the future upon triggering events including a change in estimate of time to sublease, actual sublease rates, etc. The Company has estimated that the high end of the lease loss could be $16.4 million if operating lease rental rates continue to decrease in these markets or should it take longer than expected to find a suitable tenant to sublease the facility.

The merger and exit costs consist of the following (in thousands):

                                             EMPLOYEE
                                           SEVERANCE AND     CLOSEDOWN
                                           RELATED COSTS   OF FACILITIES    OTHER     TOTAL
                                           -------------   --------------   ------   --------
Exit costs incurred in acquisition.......     $14,495          $12,725      $3,041   $ 30,261
Payments made during the year ended
  January 31, 2003.......................      (8,528)          (1,342)     (1,832)  $(11,702)
                                              -------          -------      ------   --------
Acquisition cost accrual, January 31,
  2003...................................     $ 5,967          $11,383      $1,209   $ 18,559
                                              =======          =======      ======   ========
Long term obligation.....................          --            6,255          --      6,255
                                              -------          -------      ------   --------
Current obligation.......................     $ 5,967          $ 5,128      $1,209   $ 12,304
                                              =======          =======      ======   ========

      Other merger accruals primarily include operating equipment leases.

  Books

     As part of the acquisition of Books, the Company undertook a plan to exit certain activities of Books. The cost associated with the exit plan was included in the purchase price and was composed of severance related to reductions in employee headcount and remaining lease obligations related to canceled leases. The reductions in employee headcount totaled 11 employees from the administrative and development functions, and amounted to a charge of approximately $1.6 million, which included severance and other termination costs.

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

The remaining lease obligations related to the vacating of space associated with these functions and amounted to a charge of approximately $200,000. The acquisition exit cost consists of the following (in thousands):

                                                       EMPLOYEE
                                                     SEVERANCE AND     CLOSEDOWN
                                                     RELATED COSTS   OF FACILITIES    TOTAL
                                                     -------------   -------------   -------
Exit costs incurred in acquisition.................     $ 1,561          $ 282       $ 1,843
Payments made during the year ended January 31,
  2002.............................................         (14)            (6)          (20)
                                                        -------          -----       -------
Acquisition cost accrual, January 31, 2002.........       1,547            276         1,823
Payments made during the year ended January 31,
  2003.............................................      (1,456)          (276)       (1,732)
                                                        -------          -----       -------
Acquisition cost accrual, January 31, 2003.........     $    91          $  --       $    91
                                                        =======          =====       =======

The remainder of the accrual was paid by March 2003.

(4) RESTRUCTURING AND OTHER NON-RECURRING CHARGES

  (A) RESTRUCTURING

     The Company recorded a $14.2 million restructuring charge for the year ended January 31, 2003, which is included in the statement of operations. Approximately $10.2 million of this charge represents the compensation cost of terminated SmartForce PLC employees for services rendered from the date of the Merger through such employees' termination dates and certain other non-recurring compensation costs to terminated and continuing employees of the Company. Also included in the $14.2 million charge are certain other non-recurring costs incurred by SkillSoft Corporation as a result of the Merger. These costs primarily consist of employee severance and related costs and contractual obligations.

     The components of the restructuring charges are as follows (in thousands):

                                                       EMPLOYEE
                                                     SEVERANCE AND   CONTRACTUAL
                                                     RELATED COSTS   OBLIGATIONS    TOTAL
                                                     -------------   -----------   -------
Total restructuring provision......................     $10,192        $ 3,987     $14,179
Payments made during the year ended January 31,
  2003.............................................      (6,938)        (2,431)     (9,369)
                                                        -------        -------     -------
                                                        $ 3,254        $ 1,556     $ 4,810
                                                        =======        =======     =======

     The Company anticipates that the remaining restructuring accruals will be settled by January, 2004. It is expected that the payments of employee-related expenses will be substantially complete by January, 2004.

     The net restructuring charges for the fiscal year ended January 31, 2003 would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities (in thousands):

                                                              YEAR ENDED
                                                              JANUARY 31,
                                                                 2003
                                                              -----------
  Cost of Sales.............................................    $   990
  Research & Development....................................      1,761
  Sales & Marketing.........................................      7,922
  General & Administrative..................................      3,506
                                                                -------
     Total..................................................    $14,179
                                                                =======

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

  (B) OTHER NON-RECURRING CHARGES

     Consistent with the Company's accounting policy and historical treatment regarding annual audit fees, the Company accrued the estimated audit fees related to the restatement of the historical SmartForce PLC financial statements, the acquired business, in the year end January 31, 2003. All other costs associated with the restatement are expensed as the work is performed. For the year ended January 31, 2003, the Company recorded $5.1 million in expenses related to the restatement effort consisting primarily of professional fees, including legal, accounting and other consulting fees. The Company expects to incur additional costs in this matter which will be expensed as incurred.

(5) GOODWILL AND INTANGIBLE ASSETS

     On February 1, 2002, the Company adopted SFAS No. 142, which requires companies to discontinue amortizing goodwill and certain intangible assets with indefinite useful lives and requires an annual review for impairment. The non-amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. The Company's goodwill and intangible assets relate to both the Merger and its acquisition of Books, which were accounted for in accordance with the non-amortization provisions of SFAS No.
142. Therefore, there is no impact on the comparability of the accompanying condensed consolidated statements of operations as a result of discontinuing the amortization of goodwill.

     Goodwill and intangible assets are as follows (in thousands):

                                  JANUARY 31, 2002                     JANUARY 31, 2003
                         ----------------------------------   ----------------------------------
                          GROSS                      NET       GROSS                      NET
                         CARRYING   ACCUMULATED    CARRYING   CARRYING   ACCUMULATED    CARRYING
                          AMOUNT    AMORTIZATION    AMOUNT     AMOUNT    AMORTIZATION    AMOUNT
                         --------   ------------   --------   --------   ------------   --------
Internally developed
 software/courseware...  $   600        $17        $   583    $ 25,600      $2,822      $ 22,778
Customer contracts.....      500         10            490      12,500       1,888        10,612
Books trademark........      900         --            900         900          --           900
                         -------        ---        -------    --------      ------      --------
                           2,000         27          1,973      39,000       4,710        34,290
Goodwill...............   46,728         --         46,728     119,427          --       119,427
                         -------        ---        -------    --------      ------      --------
                         $48,728        $27        $48,701    $158,427      $4,710      $153,717
                         =======        ===        =======    ========      ======      ========

     Customer contracts are existing contracts that relate to underlying customer relationships pertaining to the services provided by the acquired company. The Company expects to amortize the fair value of customer contracts on an accelerated basis over a weighted average estimated useful life. Internally developed software/courseware relates to the Books platform and the SmartForce PLC content. Course content includes courses in both soft skills and information technology. All courseware is deployable via the Internet or corporate intranets.

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

     A roll-forward of the net carrying amount of intangible assets as of January 31, 2003 from January 31, 2002 is as follows (in thousands):

                                                                 NET
                                                              CARRYING
                                                               AMOUNT
                                                              ---------
Balance at January 31, 2002.................................  $  48,701
Acquired intangibles........................................    360,681
Goodwill impairment.........................................   (250,107)
Goodwill adjustment.........................................       (875)
Amortization expense........................................     (4,683)
                                                              ---------
Balance at January 31, 2003.................................  $ 153,717
                                                              =========

     The goodwill adjustment resulted from the revision of certain estimates related to the Books acquisition.

     Amortization expense for the fiscal years ended January 31, 2002 and 2003 is as follows (in thousands):

                                                                  FISCAL YEAR ENDED
                                                              -------------------------
                                                              JANUARY 31,   JANUARY 31,
                                                                 2002          2003
                                                              -----------   -----------
Internal developed software/courseware......................      $17         $2,805
Customer contracts..........................................       10          1,878
                                                                  ---         ------
                                                                  $27         $4,683
                                                                  ===         ======

     Amortization expense for the next five fiscal years is expected to be as follows: (in thousands):

                                                              AMORTIZATION
FISCAL YEAR                                                     EXPENSE
-----------                                                   ------------
2004........................................................    $ 9,623
2005........................................................      8,996
2006........................................................      8,316
2007........................................................      4,686
2008........................................................      1,248
Thereafter..................................................        521
                                                                -------
  Total.....................................................    $33,390
                                                                =======

  Goodwill Impairment

     In response to several factors in the fourth quarter of fiscal 2003, the Company re-evaluated the fair value of the goodwill established in connection with the Merger and the Books acquisition. The Company prepared a cash flow analysis by reporting segment comparing the discounted cash flows to the net book values of the direct assets, goodwill and intangibles associated with the two reporting units: multi-modal learning and retail certification. The discounted cash flows did not support the direct assets, goodwill and intangibles of the multi-modal learning business unit. However, the discounted cash flows did support the retail certification reporting unit.

     The enterprise value of the two reporting units and the identifiable intangible assets were based on valuations prepared by a third party appraisal firm using assumptions provided by management. The Company's management prepared a discounted cash flow analysis by reportable segment for each reporting unit comparing the discounted cash flows to the net book values of the direct assets, goodwill and intangibles

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES associated with each reporting unit. The enterprise value was based upon a discounted cash flow analysis. The cash flow analysis indicated the discounted cash flows were not sufficient to recover the assets. Accordingly, the Company recorded a $250.1 million impairment to goodwill in the fourth quarter of fiscal 2003.

     The impairment of goodwill results from the following factors:

     - A significant reduction in expected revenues for the fiscal year ending January 31, 2004 and in subsequent years due to the elimination of the Company's non-core businesses of Telcom, Prokoda Services and Custom Global Services and to a lesser extent, lower than anticipated revenues;

     - The overall value of the securities exchanged in the Merger decreased significantly from the measurement date, for accounting purposes to the closing date of the transaction;

     - Although market analysts continue to indicate strong growth in the e-Learning sector, the Company has projected it to be a lower growth rate than originally considered at the time the consideration to be paid was fixed; and

     - As required by SFAS 142, the Company considered the value of certain assets that have zero book basis in the allocation of the enterprise value, including primarily the value of its current customer base (including synergies from cross selling its products, content, technology and trademarks).

(6) RELATED PARTY TRANSACTIONS

  (A) NOTES RECEIVABLE FROM STOCKHOLDERS

     In December 1997, the Company issued 1,499,353 shares of Class A common stock to a founder of the Company in exchange for a $166,000 full recourse note receivable with interest at 6.2% per annum which was equal to the fair market value of the shares at the date of the transaction. As of January 31, 2002, the balance on this note receivable was $166,000 and was included as a reduction of stockholders' equity in the accompanying consolidated balance sheets and consolidated statements of stockholders' equity (deficit) and comprehensive loss. The note receivable and accrued interest was repaid in December 2002.

     During the fiscal years ended January 31, 1999 and 2000, the Company issued a total of 1,558,538 shares of Class A restricted common stock to three officers and several key employees of the Company in exchange for $173,000 full recourse notes receivable equal to the fair market value of the shares. The shares vest ratably on a monthly basis over three years (Note 10(c)). The notes receivable accrue interest at rates of 4.83% - 5.77% per annum and the principal and all outstanding interest are due upon the maturity of the notes through March 2004. The total balance of these notes receivable was $172,000 and $58,000 at January 31, 2002 and 2003, respectively, and is included as a reduction of stockholders' equity in the accompanying consolidated balance sheets and consolidated statements of stockholders' equity (deficit) and comprehensive loss.

     All of the shares of Class A common stock converted into an equal number of shares of common stock in connection with the Company's initial public offering of common stock in February 2000.

  (B) OWNERSHIP OF CBT TECHNOLOGY

     Approximately 9% of the outstanding share capital of CBT (Technology) Limited (CBT T), one of the Company's Irish subsidiaries, representing a special non-voting class, is owned by Stargazer Productions (Stargazer), an unlimited company which is wholly-owned by certain employees of SmartForce PLC (the predecessor entity, for accounting purposes, of SkillSoft PLC). These key employees do not include any of the Company's directors or executive officers.

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

     All of the voting securities of CBT T are owned by Fidalco Limited, a wholly owned subsidiary of SmartForce PLC and, except for the securities owned by Fidalco Limited and Stargazer, there are no other outstanding securities of CBT T. CBT T has in the past and may in the future declare and pay dividends to Stargazer, and Stargazer may pay dividends to its shareholders out of such amounts. Stargazer does not have any rights to the assets of CBT T, only to receive periodic dividends as and when declared by CBT T. Except for the fact that Stargazer is wholly owned by certain key employees of SmartForce PLC, there is no relationship between SmartForce PLC and Stargazer.

  (C) SPHERION CORPORATION

     In April 2000, the Company sold 338,200 shares of common stock to Spherion Corporation (Spherion) (formerly Interim Services, Inc.), at a price of $5.91 per share, for approximately $2 million, which approximated the fair market value at that date. In addition, the Company entered into a separate license arrangement with Spherion, under which the Company recognized approximately $383,000, $493,000 and $461,000 of product revenue in the years ended, January 31, 2001, 2002, and 2003, respectively. The Company believes that all transactions with Spherion are rendered at arms' length.

  (D) BUSINESS PERFORMANCE TECHNOLOGIES, LLP

     During the year ended January 31, 2001, the Company invested approximately $100,000 in Business Performance Technologies, LLP (BPT), a provider of consulting services to the Company's customers. The investment represented a minority interest in BPT which was accounted for using the cost method. The Company valued the investment at zero during the year ended January 31, 2001 because the ultimate value of its interest in BPT was permanently impaired.

     Included in accounts payable on the accompanying consolidated balance sheets as of January 31, 2002 and 2003 was approximately $168,000 and $31,000 due to BPT, respectively. The Company earns a referral fee for any services referred to BPT. As such, the Company records the services revenue on a net basis. Net revenue recorded by the Company associated with work performed by BPT during the years ended January 31, 2002 and 2003 was approximately $920,000 and $483,000, respectively. Revenue associated with work performed by BPT during the year ended January 31, 2001 was not material.

(7) INCOME TAXES

     Loss before provision for income taxes consist of the following (in thousands):

                                                                 JANUARY 31,
                                                              -----------------
                                                               2002      2003
                                                              ------   --------
Ireland.....................................................  $   --   $ 49,241
United States...............................................   9,640    209,884
Rest of World...............................................      --     24,489
                                                              ------   --------
                                                              $9,640   $283,614
                                                              ======   ========

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

     The provision for income taxes consist of the following (in thousands):

                                                              JANUARY 31,
                                                              ------------
                                                              2002    2003
                                                              -----   ----
Current:
Ireland.....................................................  $ --    $ --
United States...............................................    --      --
Rest of World...............................................    --     383
                                                              -----   ----
                                                              $ --    $383
                                                              -----   ----
Deferred:
Ireland.....................................................  $ --    $ --
United States...............................................    --      --
Rest of World...............................................    --      --
                                                              -----   ----
                                                              $       $ --
                                                              -----   ----
Tax provision...............................................  $ --    $383
                                                              =====   ====

     Net deferred tax assets and liabilities consist of the following (in thousands):

                                                                  JANUARY 31,
                                                              --------------------
                                                                2002       2003
                                                              --------   ---------
Net operating loss carryforwards............................  $ 19,760   $ 129,470
Nondeductible expenses and reserves.........................     4,076       3,352
Tax credits.................................................       980       1,443
Nondeductible non-goodwill intangibles......................        --      (8,178)
                                                              --------   ---------
                                                                24,816     126,087
Less -- valuation allowance.................................   (24,816)   (126,087)
                                                              --------   ---------
                                                              $     --   $      --
                                                              ========   =========

     A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                                     JANUARY 31,
                                                             ---------------------------
                                                             2001       2002       2003
                                                             -----   -----------   -----
Income tax provision at statutory rate.....................  (34.0)%    (34.0)%    (15.7)%
Increase (decrease) in tax resulting from:
State tax provision, net of federal benefit................   (4.6)      (4.6)       0.0
Foreign differential.......................................    0.0        0.0        0.1
Nondeductible items, primarily the impairment charge.......    0.0        0.0       13.8
Unbenefitted current activity..............................   38.6       38.6        1.7
                                                             -----      -----      -----
Effective tax rate.........................................    0.0%       0.0%      (0.1)%
                                                             =====      =====      =====

     During 2003, the Company merged with SmartForce PLC (see Note 3).

     The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS No. 109). Under the liability method specified by SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates assumed to be in effect when these

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES differences are expected to reverse. A deferred tax valuation allowance is required if it is more likely than not that all or a portion of the recorded deferred tax assets will not be realized.

     A total provision for income taxes has been recorded at $383,000. This relates to income generated in foreign countries, which cannot be offset through loss carryforwards.

     As of January 31, 2003, the Company had worldwide net operating loss carryforwards of approximately $358,961,000 for income tax purposes available to reduce future income taxes, if any.

     As of January 31, 2003, the Company had net operating loss carryforwards of approximately $282,269,000 for U.S. federal income tax purposes available to reduce future U.S. income taxes, if any. The Company also has available U.S. federal tax credit carryforwards of approximately $1,443,000 at January 31, 2003. In addition, the Company has approximately $76,692,000 of net operating losses related to its non-U.S. jurisdictions. If not utilized, these carryforwards expire at various dates through the year ending January 31, 2023.

     At January 31, 2003, the Company had approximately $215,285,000 of the U.S. net operating loss carryforwards and $365,000 of tax credits in the U.S. that were acquired from the acquisition of Books and the Merger. In addition, the Company had approximately $60,186,000 of net operating loss carryforwards related to their non-U.S. jurisdictions acquired from the acquisition of Books and the Merger. These tax attributes will reduce the Company's future cash payments to the taxing authorities. The cash benefits of the majority of these attributes will be reflected as an adjustment through goodwill. The adjustments will not be recorded as a tax benefit in the Company's consolidated statement of operations.

     At January 31, 2003, the Company had approximately $688,000 of the net operating loss carry forwards in the United States resulting from disqualifying dispositions. The tax value of the net operating losses resulting from disqualifying dispositions has not been recognized in the tax reconciliation note as it is not expected that it will be realized.

     The Company has completed several financings since its inception and has incurred ownership changes as defined under Section 382 of the Internal Revenue Code. The Company has completed an analysis of these changes and does not believe that these changes in ownership will have a material impact on its ability to use its net operating loss and tax credit carryforwards.

     Due to the Company's history of operating losses, there is significant uncertainty surrounding the Company's ability to utilize its net operating loss and tax credit carryforwards. The Company has recorded as part of purchase accounting in the Merger a deferred tax liability of $8,178,000 on the separately identified intangible assets. In addition, through purchase accounting in the Merger, the Company has recognized a deferred tax asset relative to the acquired net operating loss carryforwards of a similar amount. Accordingly, the Company has provided a full valuation allowance against its otherwise realizable deferred tax assets as of January 31, 2002 and 2003, except for the amounts realized to offset this liability.

(8) COMMITMENTS AND CONTINGENCIES

  (A) LEASES

     The Company leases its facilities and certain equipment and furniture under operating lease agreements that expire at various dates through 2023. The lease agreements frequently include renewal clauses, escalation clauses and purchase provisions and require the Company to pay taxes, insurances and maintenance costs. Included in the accompanying statements of operations is rent expense for leased facilities and equipment of approximately $909,000 $1,102,000 and $3,252,000 for the fiscal years ended January 31, 2001, 2002 and 2003, respectively.

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

     Future minimum lease payments under the operating lease agreements are approximately as follows (in thousands):

                                                           FACILITIES   OTHER     TOTAL
                                                           ----------   ------   -------
Fiscal year ended January 31:
2004.....................................................   $ 6,051     $1,695   $ 7,746
2005.....................................................     5,291        814     6,105
2006.....................................................     4,098         77     4,175
2007.....................................................     3,344         12     3,356
2008.....................................................     3,199          2     3,201
Thereafter...............................................    11,366         --    11,366
                                                            -------     ------   -------
                                                            $33,349     $2,600   $35,949
                                                            =======     ======   =======

     Total future minimum lease payments have been reduced by estimated future minimum sublease rentals of approximately $5.9 million.

  (B) MINIMUM COMMITMENTS

     The Company has entered into certain long-term agreements with third parties to provide services and subject matter expertise. Future minimum obligations under these arrangements are as follows (in thousands):

Fiscal year ended January 31:
2004........................................................  $5,787
2005........................................................   2,286
                                                              ------
Total.......................................................  $8,073
                                                              ======

  (C) LITIGATION

  SEC Investigation

     On or about February 4, 2003, the Securities Exchange Commission (SEC) informed the Company that it is the subject of a formal order of private investigation relating to its November 19, 2002 announcement that it would restate the financial statements of SmartForce PLC for the period 1999 through June 2002. The Company understands that the SEC's investigation concerns SmartForce's financial disclosure and accounting during that period, other related matters, compliance with rules governing reports required to be filed with the SEC, and the conduct of those responsible for such matters. The Company continues to cooperate with the SEC in this matter.

  Class Action Lawsuits

     Six class action lawsuits have been filed against the Company and certain of its current and former officers and directors captioned: (1) Gianni Angeloni
v. SmartForce PLC d/b/a SkillSoft, William McCabe and Greg Priest; (2) Ari R. Schloss v. SkillSoft PLC f/k/a SmartForce PLC, Gregory M. Priest, Patrick E. Murphy, David C. Drummond and William G. McCabe; (3) Joseph J. Bish v. SmartForce PLC d/b/a SkillSoft, Gregory M. Priest, William G. McCabe, David C. Drummond, John M. Grillos, John P. Hayes and Patrick E. Murphy; (4) Stacey Cohen
v. SmartForce PLC d/b/a SkillSoft, William G. McCabe and Greg Priest; (5) Daniel Schmelz v. SmartForce PLC d/b/a SkillSoft, William G. McCabe and Greg Priest; and (6) John O'Donoghue v. SmartForce PLC d/b/a SkillSoft, William G. McCabe and Greg Priest. Each lawsuit was filed in the United States District Court for the District of New Hampshire; the first action was

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES filed on November 22, 2002, the second action was filed on December 4, 2002 and the third and fourth actions were filed on December 11, 2002, the fifth action was filed on December 23, 2002, and the sixth action was filed on January 16, 2003. These lawsuits allege that the Company misrepresented or omitted to state material facts in its SEC filings and press releases regarding its revenues and earnings and failed to correct such false and misleading SEC filings and press releases, which are alleged to have artificially inflated the price of the Company's ADSs. These lawsuits seek unspecified monetary damages, including punitive damages together with interest, costs, fees and expenses. These lawsuits have all been assigned to Chief Judge Paul J. Barbadoro. On March 26, 2003, Judge Barbadoro consolidated the lawsuits under the caption "In re SmartForce Securities Litigation," Civil Action No. 02-544-B, appointed as lead plaintiffs the Teacher's Retirement System of Louisiana and the Louisiana Sheriff's Pension & Relief Fund, and approved the lead plaintiffs' choice of lead counsel and local counsel. The Company is awaiting plaintiffs' consolidated amended complaint. The Company believes that it has meritorious defenses to these actions and intend to vigorously defend ourselves.

     At the end of the Company's third quarter of 1998, several purported class action lawsuits were filed in the United States District Court for the Northern District of California against it, one of its subsidiaries and certain of its former and current officers and directors alleging violations of the federal securities laws. It has been alleged in these lawsuits that the Company misrepresented or omitted to state material facts regarding its business and financial condition and prospects in order to artificially inflate and maintain the price of its ADSs, and misrepresented or omitted to state material facts in its registration statement and prospectus issued in connection with its merger with ForeFront, which also is alleged to have artificially inflated the price of its ADSs. The court has set a trial date of September 2003. The Company believes that it has meritorious defenses to these actions and intends to vigorously defend itself against them. Although the Company cannot presently determine the outcome of these actions, an adverse resolution of these matters could significantly negatively impact the Company's financial position and results of operations.

  NETg Litigation

     The Company's subsidiary, SkillSoft Corporation, several of its executive officers and key employees, and a former major investor of SkillSoft Corporation are named as defendants in a lawsuit pending in the Circuit Court of Cook County, Illinois filed by National Education Training Group, Inc. (NETg), the former employer of several of those individuals.

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

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

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

     The claims seek injunctive relief against SkillSoft Corporation and Messrs. Moran, Nine, Townsend, Brown and Ritze and Ms. Hovis and demand the return, and no future use by SkillSoft Corporation and these defendants, of the alleged trade secrets. The claims also seek compensatory damages of $400 million, exemplary damages in the additional amount of $400 million, additional compensatory, incidental and consequential damages in an unspecified amount and punitive damages of $50 million or such other amount as the court deems just or appropriate. In answers to interrogatories served on NETg, an expert witness retained by NETg opined that NETg may, based on certain assumptions provided to the expert by NETg's counsel, be entitled to two categories of damages, including damages for lost profits of up to $386.8 million and damages for unjust enrichment of up to $616.3 million. On April 30, 2001, the court denied SkillSoft Corporation's motion to dismiss all of NETg's claims against SkillSoft Corporation and its executive officers and key employees and granted Warburg, Pincus Ventures, L.P.'s motion to dismiss claims related to its alleged tortious interference with NETg's prospective economic advantage and unfair competition. The case is currently in discovery and a trial has been scheduled for February 2004. While there have been certain settlement discussions between the parties in this matter, no settlement has yet been reached and the Company intends to continue to vigorously contest NETg's claims. The current progress and state of the proceedings do not permit an evaluation of the likelihood of an unfavorable outcome or a fair estimate of the amount or range of potential loss, if any.

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

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

     On April 17, 2001, SkillSoft Corporation filed a request for reexamination of the patent in suit with the United States Patent and Trademark Office (the
PTO). On May 11, 2001, the United States District Court for the Northern District of Illinois entered an order staying the proceedings in NETg's patent infringement action, with certain exceptions, pending resolution of SkillSoft Corporation's request to the PTO to reexamine the patentability of the claims of the patent on which NETg bases the lawsuit and any resulting reexamination proceedings. After a series of interim actions by the PTO and filings by the patent owner, on April 10, 2002 the PTO issued an Office Action rejecting all of the claims of the patent. On September 6, 2002, an order was issued dismissing the Federal Court litigation "without prejudice with leave to reinstate upon full and final resolution of the reexamination proceedings." NETg's appeal of the PTO's Office Action rejecting all of the claims of the patent remains pending and, on or about September 10, 2002, the patent owner filed with the PTO its brief in support of its appeal. On May 5, 2003, the Examiner mailed the Examiner's Answer in response to the patent owner's appeal brief. The Examiner's Answer concluded that, for the reasons set forth in the Answer, "it is believed that the rejections should be sustained."

     SkillSoft Corporation and the other defendants are vigorously defending themselves against NETg's allegations, and the Company believes that both SkillSoft Corporation and the other defendants have meritorious defenses to the claims made in the lawsuits. None of the defendants in the first lawsuit were bound by written non-competition or non-solicitation agreements with NETg. The Company is not yet able to assess its potential liability or the potential liability of the other defendants. Nonetheless, SkillSoft Corporation's failure to prevail in this litigation could have any or all of the following significant adverse effects on the Company's business and financial performance:

     - injunctive relief issued against SkillSoft Corporation and its officers and employees, which could significantly restrict the Company's ability to conduct its business;

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

     In addition, this litigation, regardless of its outcome, will continue to result in significant expenses in defending the lawsuit and may divert the efforts and attention of the Company's management team from normal business operations. While there have been certain settlement discussions between the parties in the lawsuit, at this time, the outcome of these discussions cannot be predicted. Accordingly, the Company has not recorded any liability related to this matter in the Consolidated Financial Statements.

 IP Learn

     On April 23, 2002, IP Learn, LLC (IP Learn) filed a complaint in the United States District Court for the Northern District of California against the Company. The complaint alleges that the Company infringed on five United States patents assigned to IP Learn. The complaint was subsequently amended to add an additional patent. The IP Learn patents in question are U.S. Patent Nos. 6,126,448; 6,118,973; 5,934,909; 5,779,486, 5,743,746; and 6,398,556. The
Company believes that these patents are related primarily to computer-aided learning methods and systems. In the complaint, IP Learn asked the court for a preliminary and permanent injunction as well as unspecified damages. On June 27, 2002, the Company filed its answer to IP Learn's amended complaint, denying infringement and asserting counterclaims seeking declaratory relief that the patents-in-suit are invalid and that the Company has not infringed the patents-in-suit.

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

     On July 1, 2002, IP Learn served the Company's subsidiary SkillSoft Corporation with an amended complaint alleging that SkillSoft Corporation infringed U.S. Patent Nos. 6,126,448; 6,118,973; 5,934,909; 5,779,486 and
6,398,556. The complaint seeks both monetary damages and injunctive relief. In response to the amended complaint, SkillSoft Corporation filed a motion to dismiss or, in the alternative, for a more definite statement. The United States District Court for the Northern District of California granted SkillSoft Corporation's motion to dismiss on October 15, 2002, and on October 25, 2002, IP Learn filed its Second Amended Complaint alleging again that SkillSoft Corporation is infringing the five IP United States patents assigned to IP Learn listed above. The Second Amended Complaint seeks both monetary damages in an unspecified amount and injunctive relief. On November 8, 2002, SkillSoft Corporation filed its Answer to the Second Amended Complaint, in which it denied liability and asserted counterclaims seeking declaratory relief that the specified patents are invalid and that SkillSoft Corporation has not infringed the specified patents.

     On December 6, 2002, the court ordered that the IP Learn cases against the Company and SkillSoft Corporation be consolidated. On February 5, 2003, the court conducted a new case management conference for the consolidated case. As a result of that case management conference, the court scheduled the claim construction hearing in the consolidated case for November 12, 2003 and scheduled trial in the matter for August 30, 2004.

  KPMG

     In May 2002, KPMG International Investments B.V. (KPMG) filed suit against the Company for breach of contract in the Superior Court of the State of California, County of San Mateo. KPMG alleged that the Company failed to deliver a customized e-Learning platform and sought damages in the amount of approximately $5 million. The Company filed a counterclaim against KPMG for its material breach of the same contract and it sought damages in the amount of approximately $2.8 million, which represented the balance due under the contract. On September 26, 2002, the Company settled the lawsuit and the counterclaim. Neither party made a monetary payment in connection with the settlement, and both parties dismissed their claims against the other with prejudice.

  Lionet

     On June 13, 2002, Lionet Limited, a limited liability company incorporated and doing business in Ireland, filed a claim against the Company in Ireland, alleging, among other things, that the Company breached the terms of its software license agreement with Lionet Limited in that the Company permitted or failed to prevent the decompilation of the provided software products and that the Company has failed to cooperate in audits to determine the nature of such alleged copying or de-compilation. Lionet Limited is seeking damages for lost license fees of $6.8 million and seeks other damages. The Company intends to vigorously defend itself in this matter.

     The Company is not a party to any other material legal proceedings.

  (D) CREDIT FACILITY

     On April 28, 2003, the Company signed a term sheet to obtain a $25 million one-year, secured line of credit from a bank. The Company expects to execute the definitive loan documents by May 31, 2003. Under the terms of the line of credit, the facility is to be initially secured by cash held in a certificate of deposit in the amount of the line, plus a first security interest in all domestic business assets. The cash held in the certificate of deposit is to be released on a quarterly basis beginning the quarter following the achievement of two consecutive minimum levels of operating income. All borrowings under the line of credit bear interest at the lesser of the bank's prime rate or the 30 or 60-day Libor rate plus 2.75%.

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

(9) CONVERTIBLE PREFERRED STOCK

     Prior to its initial public offering, the Company authorized the issuance of 13,000,000 shares of convertible preferred stock (the Preferred Stock), $.001 par value, of which 4,000,000, 4,761,905, and 3,174,603 shares were designated as Series A, Series B and Series C Preferred Stock, respectively. At January 31, 2000, 1,063,492 shares of preferred stock were undesignated for a particular series.

     In January 1998, the Company issued 4,000,000 shares of Series A Preferred Stock for gross proceeds of approximately $7,000,000. In August 1998, the Company issued 2,380,953 shares of Series B Preferred Stock for gross proceeds of approximately $5,000,000. In February 1999, the Company issued the remaining 2,380,952 shares of Series B Preferred Stock for gross proceeds of approximately $5,000,000. In August 1999, the Company issued 1,195,238 shares of Series C Preferred Stock for gross proceeds of approximately $3,765,000, and an amount of $3,765,000 was allocated to the beneficial conversion feature in accordance with Emerging Issues Task Force Issue No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratios," and was fully amortized through accumulated deficit on the date of issuance.

     In connection with the Company's initial public offering, all outstanding shares of Preferred Stock automatically converted into 15,715,026 shares of common stock.

(10) STOCKHOLDERS' EQUITY

  (A) REVERSE ACQUISITION ACCOUNTING

     As a result of the Merger, each issued and outstanding share of SkillSoft Common Stock, par value $0.001 per share, was automatically converted into the right to receive 2.3674 (the Exchange Ratio) validly issued and fully paid ordinary shares, nominal value E0.11 per share, of the Company, with each ordinary share represented by an ADS. The Company also assumed each outstanding option to purchase SkillSoft Common Stock, which had been granted under SkillSoft Corporation's existing stock option plans, under the same Exchange Ratio of 2.3674. As a result of the Merger, all discussions and notes regarding common shares include the effect of the aforementioned SmartForce reverse acquisition.

     In accordance with the preceding paragraph, the outstanding shares as of January 31, 2002 and the weighted average shares outstanding for the year ended January 31, 2001 and 2002 were restated as follows.

                                                                 AS OF
                                                              JANUARY 31,
                                                                 2002
                                                              -----------
Outstanding shares, as previously reported..................  17,313,641
Multiplied times exchange ratio.............................      2.3674
                                                              ----------
Shares, as restated.........................................  40,988,314
                                                              ==========

                                                                FOR THE       FOR THE
                                                              YEAR ENDED    YEAR ENDED
                                                              JANUARY 31,   JANUARY 31,
                                                                 2001          2002
                                                              -----------   -----------
Weighted average shares outstanding (in thousands) as
  previously reported.......................................    12,668        14,921
Multiplied times exchange ratio.............................    2.3674        2.3674
                                                                ------        ------
Weighted average shares outstanding (in thousands) as
  restated..................................................    29,990        35,324
                                                                ======        ======

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

  (B) CAPITALIZATION

     The Company has authorized capital stock of 250,000,000 shares of E0.11 par value ordinary shares.

     On February 4, 2000, the Company closed its initial public offering of 7,338,940 shares of common stock at a public offering price of $5.91 per share. On February 15, 2000, in connection with the exercise of the underwriters' over-allotment option, the Company issued an additional 1,100,841 shares of common stock at the initial public offering price of $5.91 per share. Net proceeds to the Company from the initial public offering and the exercise of the over-allotment option were approximately $45,000,000.

     On July 30, 2001, the Company closed a public offering of 6,619,842 shares of common stock at a public offering price of $11.83 per share. Net proceeds to the Company from this offering were approximately $72,000,000. In addition to shares issued by the Company, certain members of management and a key investor of the Company sold 603,687 and 1,420,440 shares of common stock, respectively, at a public offering price of $11.83 per share.

  (C) COMMON SHARES

     Prior to the Company's initial public offering, the Company authorized shares of Class A and Class B common stock, $0.001 par value. The voting, dividend and liquidation rights of the holders of the common stock were subject to, and qualified by, the rights of the holders of the Preferred Stock.

     The Company issued 1,340,000 shares of Class A common stock, which were not part of the 1998 Stock Incentive Plan, to a founder of the Company and to several private investors in December 1997. Of these shares, 633,333 shares were issued to a founder of the Company in exchange for a full recourse note receivable (see Note 6).

     During the fiscal years ended January 31, 1999 and 2000, the Company issued 1,124,000 and 340,000 shares of Class A restricted common stock, respectively, pursuant to the 1998 Stock Incentive Plan. Of these shares, 658,333 were issued to three officers and several key employees of the Company in exchange for full recourse notes receivable (see Note 6). These shares all vest ratably on a monthly basis over a three-year period; unvested shares are subject to the right of repurchase by the Company at the original sales price of the shares. In addition, these shares are subject to a restriction on transfer of ownership, and the Company holds a right of first refusal option upon the sale of the shares. As of January 31, 2003, a total of 20,291 shares of common stock are subject to the right of repurchase by the Company.

     In connection with the Company's initial public offering on February 4, 2000, all issued and outstanding shares of Class A common stock and Class A restricted common stock were converted to a new class of common stock, and the certificate of incorporation was amended to eliminate the designation of the Class A and Class B common stock.

     In December 1999, the Company granted warrants to purchase 143,479 shares of Class A common stock at an exercise price of $3.48 per share to a financial institution. The Company valued the warrants at $319,228 using the Black-Scholes option-pricing model. This amount was charged to interest expense during the year ended January 31, 2000, the period representing the estimated term of the borrowings. During the year ended January 31, 2002, the warrant was exercised through a net cash issuance, resulting in the issuance of 88,421 shares of common stock.

  (D) STOCK OPTION PLANS

     In February 1998, the Company adopted the 1998 Stock Incentive Plan (the 1998 Plan), pursuant to which up to 7,402,071 shares of common stock may be issued. In July 2001, the Company adopted the 2001 Stock Incentive Plan (the 2001 Plan), pursuant to which up to 3,432,730 shares of common stock may be issued, subject to increase in accordance with the terms of the 2001 Plan. Under the 1998 Plan and the 2001

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

Plan, the Company may grant both incentive stock options and nonqualified stock options, as well as award or sell shares of common stock to employees, directors or outside consultants of the Company. All option grants, prices and vesting periods are determined by the Board of Directors. Incentive stock options may be granted at a price not less than 100% of the fair market value of the common stock on the date of grant and not less than 110% of the fair market value for a stockholder holding more than 10% of the Company's voting common stock.

     In connection with the acquisition of Books on December 28, 2001, the Company assumed the Books 1994 Stock Option Plan (the 1994 Plan), consisting of options to purchase 808,799 shares, insofar as it related to outstanding options. Under the 1994 Plan, options to acquire ordinary shares in Books may be granted to all officers, other key employees, consultants and advisors. The 1994 Plan is administered by the Board of Directors. Options under the Plan generally expire not later than 90 days following termination of employment or service or 12 months following the optionees' death. There are certain exceptions for exercises following retirement or death.

     All option plans of SkillSoft in existence upon the closing of the Merger on September 6, 2002 have been terminated, except insofar as they relate to the outstanding options.

     In connection with the Merger on September 6, 2002, the Company assumed the SmartForce plans, consisting of options to purchase 15,941,705 shares. Under the 1990 Plan, options to acquire ordinary shares in the Company may be granted to any director or employee of the Company. Under the 1994 Plan, all employees and directors of the Company and any independent contractor who performs services for the Company are eligible to receive grants of non-statutory options (NSO's). Employees are also eligible to receive grants of incentive share options intended to qualify under Section 422 of the Internal Revenue Code. Under the Outside Director Plan all outside directors of the Company are eligible to receive option grants upon election to the Board of Directors and each subsequent year thereafter. Under the 1996 Plan all employees, with the exception of directors and executive officers, are eligible to receive grants of NSO's. Under the ForeFront92 Plan, (the FF92 Plan) NSO's and ISO's were granted to any employee or director of ForeFront. Under the ForeFront96 Plan, (the FF96
Plan) NSO's were granted to employees and directors of ForeFront. Under the Forefront Directors' 1996 Plan, (the FF96 Directors' Plan) non-employee directors were eligible to receive grants of options to acquire common stock upon election to the Board of Directors and each subsequent year thereafter. Under the Knowledge Well Limited Plan, (the KWL Plan) and the Knowledge Well Group Limited Plan, (the KWGL Plan), employees and directors and any independent contractor who performs services for Knowledge Well Limited (KWL) and Knowledge Well Group Limited (KWGL) were eligible to receive grants of NSO's. Employees of KWL and KWGL were also eligible to receive grants of ISO's which were intended to qualify under Section 422 of the Internal Revenue Code.

     The Plans are administered by the Compensation Committee of the Board of Directors (the Committee). The terms of the options granted under all plans, except for the Outside Director Plan, are generally determined by the Committee. All grants of options under the Outside Director Plan are automatic and nondiscretionary and are made strictly in accordance with the provisions of the plan. The exercise price of options granted under the 1990 Plan and ISO's granted under the 1994 Plan cannot be less than the fair market value of ordinary shares on the date of grant. In the case of ISO's granted to holders of more than 10% of the voting power of the Company the exercise price cannot be less than 110% of such fair market value. Under the 1994 Plan, the exercise price of NSO's is set by the Committee at its discretion. The exercise price of option grants under the Outside Director Plan is 100% of the fair market value per share on the date of grant. The term of an option under the 1994, Outside Director, 1996, FF92, FF96, KWL and KWGL Plans cannot exceed ten years and, generally, the terms of an option under the 1990 Plan and FF96 Directors' Plan cannot exceed ten years. The term of an ISO granted to a holder of more than 10% of the voting power of the Company cannot exceed five years. An option may not be exercised unless the option holder is at the date of exercise, or within three months of the date of exercise has been, a director, employee or contractor of the

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

Company. There are certain exceptions for exercises following retirement or death. Options under the Plans generally expire not later than 90 days following termination of employment or service or six months following an optionees' death or disability.

     The following is a summary of the share options authorized, outstanding and available to be granted under all of the Company's share option plans as of January 31, 2003:

PLAN NAME                                     AUTHORIZED   OUTSTANDING   AVAILABLE FOR GRANT
---------                                     ----------   -----------   -------------------
1990 Share Option Scheme (the 1990 Plan)....   4,700,000      234,917                --
1994 Share Option Plan (the 1994 Plan)......  11,747,036    5,301,815         1,286,133
1996 Supplemental Stock Plan (the 1996
  Plan).....................................  14,000,000    6,345,216         4,785,342
2001 Outside Director Option Plan (the
  Outside Director Plan)....................     350,000      155,000           195,000
ForeFront Group Inc. Amended and Restated
  1992 Stock Option Plan (the FF92 Plan)....     289,184           --                --
1996 ForeFront Group Inc. Non-Qualified
  Stock Option Plan (the FF96 Plan).........     798,924        6,567           337,230
ForeFront 1996 Non-Employee Directors' Stock
  Plan (the FF Directors' 1996 Plan)........      18,822           --                 2
Knowledge Well Limited 1998 Share Option
  Plan (the KWL Plan).......................     654,800          610           233,659
Knowledge Well Group Limited 1998 Share
  Option Plan (the KWGL Plan)...............     654,800        3,424           624,205
Books24x7.com, Inc. 1994 Stock Option
  Plan......................................     867,436      242,783                --
1998 Stock Incentive Plan (the 1998 Plan)...   7,402,071    2,194,782                --
1999 Stock Incentive Plan (the 1999 Plan)...     568,176       94,696                --
2001 Stock Incentive Plan (the 2001 Plan)...  11,354,512    9,160,108                --
2002 Stock Incentive Plan (the 2002 Plan)...   2,350,000    1,864,168                --
                                              ----------   ----------        ----------
                                              55,755,761   25,604,086         7,461,567
                                              ==========   ==========        ==========

     Due to the reverse acquisition accounting, the SkillSoft options were converted using the Exchange Ratio.

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

     All stock option activity under the Plans for the fiscal years ended January 31, 2001, 2002 and 2003 is as follows:

                                                                                WEIGHTED
                                                                                AVERAGE
                                                 SHARES     EXERCISE PRICE   EXERCISE PRICE
                                               ----------   --------------   --------------
Outstanding, January 31, 2000................   1,971,748   $0.11 - $ 5.49       $ 1.44
  Granted....................................   1,790,027    3.72 -  12.67         6.37
  Exercised..................................    (237,585)   0.11 -   4.43         0.28
  Canceled...................................    (271,041)   0.11 -  11.61         3.94
                                               ----------   --------------       ------
Outstanding, January 31, 2001................   3,253,149    0.11 -  12.67         4.03
  Granted....................................   4,046,031    0.25 -  15.26         7.23
  Acquired from acquisition..................     808,799    0.25 -   2.55         0.33
  Exercised..................................    (520,653)   0.11 -  16.03         2.68
  Canceled...................................    (507,185)   0.11 -  14.55         6.85
                                               ----------   --------------       ------
Outstanding, January 31, 2002................   7,080,041    0.11 -  15.26         6.18
  Granted....................................   6,509,496    2.75 -  10.67         4.47
  Acquired from merger.......................  15,941,705    3.05 -  44.25        11.99
  Exercised..................................    (826,316)   0.11 -   9.03         0.50
  Canceled...................................  (3,100,840)   0.11 -  44.25        13.32
                                               ----------   --------------       ------
Outstanding, January 31, 2003................  25,604,086   $0.11 - $44.25       $ 8.69
                                               ==========   ==============       ======
Exercisable, January 31, 2003................   9,883,805   $0.11 - $44.25       $12.71
                                               ==========   ==============       ======
Exercisable, January 31, 2002................   1,709,443   $0.11 - $15.26       $ 2.53
                                               ==========   ==============       ======
Exercisable, January 31, 2001................     529,973   $0.11 - $ 5.80       $ 1.35
                                               ==========   ==============       ======

     The following table summarizes certain information relating to the outstanding and exercisable options as of January 31, 2003:

                                   OUTSTANDING                            EXERCISABLE
                  ----------------------------------------------   --------------------------
                                   WEIGHTED
                                   AVERAGE
                                  REMAINING          WEIGHTED                     WEIGHTED
   RANGE OF       NUMBER OF    CONTRACTUAL LIFE      AVERAGE       NUMBER OF      AVERAGE
EXERCISE PRICES     SHARES         (YEARS)        EXERCISE PRICE    SHARES     EXERCISE PRICE
---------------   ----------   ----------------   --------------   ---------   --------------
$ 0.11 - $ 3.30    4,477,312         9.02             $ 2.78         692,179       $ 0.69
  3.34 -   4.06    5,700,294         9.53               4.05          14,699         3.84
  4.07 -   6.36    5,598,681         8.69               5.75       2,059,261         5.74
  6.65 -  16.44    6,461,867         6.91              12.23       4,954,680        12.76
 16.50 -  44.25    3,365,932         7.55              22.48       2,162,986        23.14
                  ----------         ----             ------       ---------       ------
$ 0.11 - $44.25   25,604,086         8.34             $ 8.69       9,883,805       $12.71
                  ==========         ====             ======       =========       ======

     In connection with certain issuances of Class A restricted common stock and stock option grants during the year ended January 31, 2000, the Company recorded deferred compensation of $2,852,000, which represents the aggregate difference between the exercise or sale price and the fair market value of the common stock as determined for accounting purposes. The deferred compensation will be recognized as an operating expense over the vesting period of the restricted common stock and the underlying stock options. The

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

Company recorded compensation expense of $753,000, $736,000 and $602,000 in the years ended January 31, 2001, 2002 and 2003, respectively, related to these restricted shares and options.

     During the year ended January 31, 2001, the Company granted options to purchase 11,837 shares of common stock to a non-employee in consideration for rendered services. These options were fully vested at the date of grant. The Company recorded stock-based compensation of $61,000, which represents the value of such options as calculated using the Black-Scholes option pricing model.

     In connection with the purchase of Books on December 28, 2001, the Company assumed the Books 1994 Stock Option Plan, consisting of options to purchase 808,799 shares, insofar as it related to outstanding options. These options were valued at $6,376,000 using the Black-Scholes option pricing model, and were included in the determination of consideration paid. In addition, the Company recorded deferred compensation of $1,752,000, which represents the intrinsic value of unvested options assumed in the transaction. The deferred compensation will be amortized to expense over the vesting period of the stock options. The Company recorded compensation expense of $57,000 and $660,000 in the years ended January 31, 2002 and 2003, respectively, related to these options.

     In connection with the Merger on September 6, 2002, the Company assumed all the SmartForce stock option plans consisting of options to purchase 15,941,705 shares. These options were valued at approximately $38,900,000 using the Black-Scholes option pricing model, and were included in the determination of consideration paid. In addition, the Company recorded deferred compensation of $3,416,000, which represents the intrinsic value of unvested options assumed in the transaction. The deferred compensation will be amortized to expense over the vesting period of the stock options. The Company recorded compensation expense of $372,000 in the year ended January 31, 2003 related to these options.

     Dividends may only be declared and paid out of profits available for distribution determined in accordance with accounting principles generally accepted in Ireland and applicable Irish Company Law. There are no material restrictions on the distribution of income or retained earnings by the consolidated group of companies of the Company. Any dividends, if and when declared, will be declared and paid in dollars.

  (D) EMPLOYEE STOCK PURCHASE PLANS

     In 2001, the Company's Board of Directors and stockholders approved the 2001 Employee Stock Purchase Plan, under which a maximum of 624,994 shares may be issued. In 2001, the Company's Board of Directors approved the 2001 International Employee Stock Purchase Plan, under which a maximum of 118,370 shares may be issued.

     Participants in each of the 2001 Employee Stock Purchase Plan and the 2001 International Employee Stock Purchase Plan are granted options to purchase shares of common stock on the last business day of each six-month payment period ending each June 30 and December 31 for 85% of the market price of the common stock on the first or last business day of each payment period, whichever is less. The purchase price for such shares is paid through payroll deductions, and the current maximum allowable payroll deduction is 15% of each eligible employee's compensation. On August 26, 2002, the Board of Directors approved an acceleration of the purchase date scheduled for December 31, 2002 to September 5, 2002. Under these Employee Stock Purchase Plans, the Company issued 160,690 shares during the period ending September 6, 2002. As of September 6, 2002, there were 463,045 shares available for future issuance under the 2001 Employee Stock Purchase Plan and 93,156 shares available for future issuance under the 2001 International Employee Stock Purchase Plan. Such shares are no longer available for issuance.

     On August 26, 2002, the Board of Directors terminated the 2001 Employee Stock Purchase Plan and the 2001 International Employee Stock Purchase Plan, leaving the 1995 Employee Share Purchase Plan as the primary plan for all employee stock purchases. Participants in the 1995 Employee Share Purchase Plan are granted options to purchase ordinary shares on the last business day of each six-month payment period ending

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES each May 31 and November 30 for 85% of the market price of the ADSs on the first or last business day of each payment period, whichever is less. The purchase price for such shares is paid through payroll deductions, and the current maximum allowable payroll deduction is 20% of each eligible employee's compensation. The Company issued 230,284 shares during the period from September 7, 2003 to January 31, 2003. As of January 31, 2003, there were 923,400 shares available for future issuance under the 1995 Employee Share Purchase Plan.

(11) EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) plan covering all employees of the Company who have met certain eligibility requirements. Under the terms of the 401(k) plan, the employees may elect to make tax-deferred contributions to the 401(k) plan. In addition, the Company may match employee contributions, as determined by the Board of Directors, and may make a discretionary contribution to the 401(k) plan. As a result of the merger with SmartForce on September 6, 2002, the Company assumed a second 401(k) plan. Under this plan, contributions of approximately $87,000 were made for the year ended January 31, 2003.

(12) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE

     The Company follows the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 established standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also established standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company's chief operating decision makers, as defined under SFAS No. 131, are the Chief Executive Officer and the Chief Financial Officer. Prior to the Merger, the Company had viewed its operations and managed its business as principally one operating segment. Subsequent to the Merger, the Company has viewed its operations and manages its business as principally two operating segments -- multi-modal learning and retail certification (which was part of the acquisition).

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

     The following tables set forth the Company's statement of operations by segment with additional disclosures as required by SFAS No. 131:

                                                        YEAR ENDED JANUARY 31, 2003
                                               ----------------------------------------------
                                               MULTI-MODAL   RETAIL CERTIFICATION   COMBINED
                                               -----------   --------------------   ---------
                                                               (IN THOUSANDS)
Revenue......................................   $  94,402          $ 7,068          $ 101,470
Cost of revenues.............................      10,825              723             11,548
                                                ---------          -------          ---------
  Gross profit...............................      83,577            6,345             89,922
                                                ---------          -------          ---------
Operating expenses:
  Research and development...................      28,687              417             29,104
  Selling and marketing......................      47,032            5,659             52,691
  General and administrative.................      17,326              588             17,914
  Amortization of stock based compensation...       1,634               --              1,634
  Amortization of intangible assets..........       4,683               --              4,683
  Impairment charge..........................     250,107               --            250,107
  Restructuring and other non-recurring
     items...................................      19,286               --             19,286
                                                ---------          -------          ---------
     Total operating expenses................     368,755            6,664            375,419
                                                ---------          -------          ---------
  Income (loss) from operations..............   $(285,178)         $  (319)         $(285,497)
                                                =========          =======          =========
Supplemental segment disclosures:
  Depreciation and amortization expense......   $  13,302          $    93          $  13,395
                                                =========          =======          =========

     The following tables set forth the Company's supplemental balance sheet information by segment:

                                                           AS OF JANUARY 31, 2003
                                                ---------------------------------------------
                                                MULTI-MODAL   RETAIL CERTIFICATION   COMBINED
                                                -----------   --------------------   --------
Current assets, net...........................   $195,107           $16,217          $211,324
Property and equipment, net...................     11,463               501            11,964
Receivable from subsidiaries..................     17,602           (17,602)               --
Goodwill......................................    101,233            18,301           119,534
Other assets..................................     33,038             2,384            35,422
                                                 --------           -------          --------
Total consolidated assets.....................   $358,443           $19,801          $378,244
                                                 ========           =======          ========

Current liabilities...........................   $167,439           $12,063          $179,502
Long-term liabilities.........................      7,423               125             7,548
                                                 --------           -------          --------
Total liabilities.............................    174,862            12,188           187,050
Stockholders' equity..........................    183,581             7,613           191,194
                                                 --------           -------          --------
Total consolidated liabilities and
  stockholder's equity........................   $358,443           $19,801          $378,244
                                                 ========           =======          ========

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

  GEOGRAPHICAL REPORTING

     The Company attributes revenues to different geographical areas on the basis of the location of the customer. Revenues by geographic area are as follows (in thousands):

                                                            YEAR ENDED JANUARY 31,
                                                         ----------------------------
                                                          2001      2002       2003
                                                         -------   -------   --------
Revenue:
United States..........................................  $17,367   $38,959   $ 80,991
United Kingdom.........................................       --        --      9,075
Canada.................................................       --        --      2,345
Europe, excluding UK...................................       --        --      5,465
Australia/New Zealand..................................       --        --      3,260
Other (Countries less than 5% individually, by
  Region)..............................................    1,930     5,312        334
                                                         -------   -------   --------
  Total revenue........................................  $19,297   $44,271   $101,470
                                                         =======   =======   ========

     Long-lived tangible assets at international facilities are not significant.

(13) PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses and other current assets in the accompanying consolidated balance sheets consist of the following (in thousands):

                                                              YEAR ENDED JANUARY
                                                                     31,
                                                              ------------------
                                                               2002       2003
                                                              -------   --------
Accounts receivable other...................................  $   10    $   650
Advances, commissions and recoverable draw..................     236      5,182
Prepaid insurances..........................................     352      1,297
Prepaid facilities..........................................      36        411
Reclaimable taxes...........................................      37      3,150
Prepaid royalties...........................................      --      1,706
Other.......................................................     778      7,005
                                                              ------    -------
  Total prepaid expenses and other current assets...........  $1,449    $19,401
                                                              ======    =======

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

(14) ACCRUED EXPENSES -- CURRENT

     Accrued expenses in the accompanying consolidated balance sheets consist of the following (in thousands):

                                                              YEAR ENDED JANUARY 31,
                                                              -----------------------
                                                                2002          2003
                                                              ---------     ---------
Accrued compensation and benefits...........................   $ 3,843       $16,655
Course development fees.....................................       801         1,322
Professional fees...........................................     1,537        10,121
Accrued payables............................................     3,363         8,300
Accrued merger related costs................................     1,823        12,304
Sales tax payable/VAT payable...............................        --         7,723
Accrued royalties...........................................        --         2,359
Accrued hosting.............................................        --         1,037
                                                               -------       -------
  Total accrued expenses....................................   $11,367       $59,821
                                                               =======       =======

(15) VALUATION & QUALIFYING ACCOUNTS

  ALLOWANCE FOR DOUBTFUL ACCOUNTS (AMOUNTS IN THOUSANDS)

                                       BALANCE AT    ADDITION                          BALANCE
                                       BEGINNING     CHARGED                           AT END
                                       OF PERIOD    TO EXPENSE   DEDUCTIONS   OTHER   OF PERIOD
                                       ----------   ----------   ----------   -----   ---------
Year ended January 31, 2001..........     $ 25         $ 21         $--        $--      $ 46
Year ended January 31, 2002(1).......     $ 46         $164         $--        $59      $269
Year ended January 31, 2003..........     $269         $441         $42        $--      $668

---------------

(1) Other relates to amount acquired in an acquisition.

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                                 TITLE
 -------                               -----
 2.1        Agreement and Plan of Merger, dated as of June 10, 2002, by and among SmartForce Public Limited Company, SkillSoft
            Corporation and Slate Acquisition Corp. (Incorporated by
            reference to exhibit 2.1 to SkillSoft PLC's Current Report on Form 8-K dated June 14, 2002 (File No. 000-25674)).

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

 4.1**** Specimen certificate representing the ordinary shares of SkillSoft PLC.

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

10.3** 1995 Employee Share Purchase Plan (Incorporated by reference to exhibit 10.3 to SkillSoft PLC's Quarterly Report on Form
            10-Q for the fiscal quarter ended June 30, 2002 as filed with the Securities and Exchange Commission on August 14,
            2002 (File No. 000-25674)).

 EXHIBIT
   NO.                                 TITLE
 -------                               -----
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

10.5*** Form of Indemnification Agreement between SmartForce (USA) and its directors and officers dated as of September 6, 2002

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

10.15***    Employment Agreement dated January 12, 1998 between
            SkillSoft Corporation and Mark A. Townsend.

10.16***    Employment Agreement dated January 12, 1998 between
            SkillSoft Corporation and Thomas J. McDonald.

10.17*** Employment Agreement dated effective September 6, 2002 between SkillSoft PLC and Colm Darcy.

10.18****   Lease dated February 18, 1998, as amended, between SkillSoft
            Corporation and Five N Associates.

10.19****   Fifth Supplemental Agreement dated November 26, 2001 to the
            Lease between SkillSoft Corporation and Five N Associates

10.20****   Lease dated May 25, 2001 between 1987 Tamposi Limited
            Partnership and SkillSoft Corporation.

 EXHIBIT
   NO.                                 TITLE
 -------                               -----
21.1****    List of Significant Subsidiaries.
23.1+       Consent of Ernst & Young LLP
23.2*       Information Regarding Consent of Arthur Andersen LLP.
99.1*       Certifications of SkillSoft PLC's CEO and CFO pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

---------------

   * Filed herewith.

  ** Denotes management or compensatory plan or arrangement required to be filed by registrant pursuant to Item 15(c) of this report on Form 10-K.

 *** Denotes management or compensatory plan or arrangement required to be filed by registrant pursuant to Item 15(c) of this report on Form 10-K and previously filed.

**** Previously filed.

   + To be filed by amendment.