Form 10-K/A
period 2003-01-31
SKILLSOFT PUBLIC LIMITED CO
filed 2003-06-02
CIK 940181

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 2

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

                                 TITLE OF CLASS
                            Ordinary Shares, E 0.11
                              Subscription Rights

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

     On April 11, 2003, the registrant had outstanding 99,608,695 Ordinary Shares (issued or issuable in exchange for the registrant's outstanding American Depository Shares ("ADSs")).

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

     This Annual Report on Form 10-K/A is being filed as Amendment No. 2 to the Annual Report on Form 10-K of SkillSoft Public Limited Company (the "Registrant" or the "Company") filed with the Securities and Exchange Commission (the "SEC") on April 29, 2003, as amended on May 23, 2003, for the purpose of amending the following items: Items 10, 11, 12 and 13.

     Each American Depositary Share of the Company ("ADS") represents one ordinary share, nominal value Euro 0.11 per share, of the Company. References to the ADSs herein shall also include a reference to the underlying ordinary shares of the Company.

                        SKILLSOFT PUBLIC LIMITED COMPANY

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                  PART III
ITEM 10.  Directors and Executive Officers of the Registrant..........     1
ITEM 11.  Executive Compensation......................................     3
ITEM 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................    10
ITEM 13.  Certain Relationships and Related Transactions..............    15
Signatures............................................................    16
Certifications........................................................    17

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is a list of the directors of the Company and certain information about their background.

     Gregory M. Priest, age 39, was appointed Chairman of the Board of Directors in November 2000. Mr. Priest has served as the Company's Chief Strategy Officer since the Company's merger with SkillSoft Corporation in September 2002. Mr. Priest served as the Company's President and Chief Executive Officer from December 1998 to September 2002. From February 1998 until December 1998, Mr. Priest was President and Chief Executive Officer of Knowledge Well Group Limited and of Knowledge Well Limited. Mr. Priest served as SmartForce Public Limited Company's Vice President, Finance and Chief Financial Officer from December 1995 to January 1998. Mr. Priest has been a director since June 1996.

     Charles E. Moran, age 48, has served as President and Chief Executive Officer and as a director of the Company since the Company's merger with SkillSoft Corporation in September 2002. Mr. Moran is a founder of SkillSoft Corporation and served as its Chairman of the Board, President and Chief Executive Officer from January 1998 until September 2002.

     William T. Coleman III, age 55, has served as a director of the Company since the Company's merger with SkillSoft Corporation in September 2002. Mr. Coleman served as a director of SkillSoft Corporation from August 1999 to September 2002. Mr. Coleman is a founder of BEA Systems ("BEA") and has served as BEA's Chief Customer Advocate since August 2002. Mr. Coleman served as Chairman of the Board of Directors of BEA from BEA's inception in 1995 until August 2002 and was Chief Strategy Officer from October 2001 to August 2002. From 1995 to October 2001, Mr. Coleman served as Chief Executive Officer of BEA. Prior to founding BEA, Mr. Coleman was employed by Sun Microsystems, Inc. from 1985 to January 1995, where his last position was Vice President and General Manager of its Sun Integration Division. Mr. Coleman serves as a director of BEA and Symantec Corporation. Mr. Coleman holds a B.S. from the Air Force Academy and an M.S. from Stanford University.

     P. Howard Edelstein, age 48, has served as a director of the Company since the Company's merger with SkillSoft Corporation in September 2002. Mr. Edelstein has served as an Entrepreneur in Residence with Warburg Pincus LLC since January 2002. Mr. Edelstein previously served as President and Chief Executive Officer of Thomson Financial ESG (now known as Omgeo), a provider of electronic commerce, transaction processing and information services to the international securities/trading community, from 1993 to 2001. Mr. Edelstein is also a director of Alacra, a privately held financial information company.

     Stewart K.P. Gross, age 43, has served as a director of the Company since the Company's merger with SkillSoft Corporation in September 2002. Mr. Gross served as a director of SkillSoft Corporation from January 1998 to September 2002. Mr. Gross is a Senior Managing Director of Warburg Pincus LLC, where he has been employed since July 1987. Mr. Gross is a director of BEA and several privately held companies.

     James S. Krzywicki, age 50, has served as a director of the Company since October 1998. Mr. Krzywicki has been Vice President, Channel Services of Parametric Technology Corporation ("PTC"), a provider of software solutions for manufacturers for product development and improvement, since April 2003. Prior to joining PTC, Mr. Krzywicki served as President of North American Services of RoweCom, a provider of knowledge resource management and acquisition services, from October 1999 to February 2001, and as Chief Operating Officer from February 2001 to November 2001. In November 2001, RoweCom, Inc. was acquired by divine, inc., a premier integrated solution provider focused on the extended enterprise, and Mr. Krzywicki became Senior Vice President and General Manager, divine information services, and held this position until December 2002. From 1992 to 1999, Mr. Krzywicki held various positions with Lotus Development Corporation, which is now owned by International Business Machines Corporation, most recently as Director, Distributed Learning, IBM Global Services.

     Ferdinand von Prondzynski, age 48, has served as a director of the Company since November 2001. Dr. von Prondzynski has been the President of Dublin City University, one of Ireland's leading higher education institutions, since July 2000. From January 1991 to July 2000, Dr. von Prondzynski served as Professor of Law and Dean of the Faculty of Social Services, the University of Hull, UK.

     Information about the Company's executive officers is set forth following
Item 4 of the Company's Annual Report on Form 10-K, as originally filed with the SEC, under the heading "Executive Officers of SkillSoft."

     There are no family relationships among any of the directors or executive officers of the Company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and holders of more than 10% of a registered class of the Company's equity securities to file with the SEC initial reports of ownership of the Company's equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Officers, directors and 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of copies of such filings by the Company's directors and executive officers and 10% shareholders or written representations from certain of those persons, the Company believes that all filings required to be made by those persons during the fiscal year ended January 31, 2003 were timely made with the following exceptions: The automatic initial option grants to purchase 25,000 ordinary shares granted under the Company's 2001 Outside Director Option Plan (the "Director Plan") to each of Messrs. Coleman, Gross and Edelstein on September 6, 2002 and the option to purchase 50,000 ordinary shares granted under the 2002 Share Option Plan (the "2002 Plan") to Colm M. Darcy on September 6, 2002 were reported late on their respective Forms 5 for the fiscal year ended January 31, 2003; and the automatic annual option grants to purchase 10,000 ordinary shares granted under the Director Plan to each of Mr. Krzywicki and Dr. von Prondzynski on January 1, 2003 were reported late on their respective Forms 4 filed on January 23, 2003.

DIRECTORS' COMPENSATION

     No director receives any cash compensation for his services as a member of the Company's Board of Directors or any committee of the Board of Directors, although each director is reimbursed for his expenses in attending Board of Directors and related committee meetings. As described in the following paragraph, non-employee directors may receive stock compensation for their services as a member of the Board of Directors.

     On initial election to the Board of Directors, each new non-employee director receives an option to purchase 25,000 ordinary shares under the Company's Director Plan. Each non-employee director who has been a director for at least six months receives an option to purchase 10,000 ordinary shares on January 1st of each year. All options granted under the Director Plan have a term of ten years and an exercise price equal to fair market value of the ordinary shares on the date of grant. Each option becomes exercisable as to 25% of the shares subject to the option on each anniversary of the date of grant, provided the non-employee director remains a director on such dates. Upon exercise of an option, the non-employee director may elect to receive his ordinary shares in the form of ADSs. After termination as a non-employee director, an optionee may exercise an option during the period set forth in his option agreement. If termination is due to death or disability, the option will remain exercisable for 12 months. In all other cases, the option will remain exercisable for a period of three months. However, an option may never be exercised later than the expiration of its ten-year term. A non-employee director may not transfer options granted under the Director Plan other than by will or the laws of descent and distribution. Only the non-employee director may exercise the option during his lifetime. In the event of the Company's merger with or into another corporation or a sale of substantially all of the Company's assets, the successor corporation may assume, or substitute a new option in place of, each option. If such assumption or substitution occurs, the options will continue to be exercisable according to the same terms as before the merger or sale of assets. Following such assumption or substitution, if a non-employee director is terminated other than by voluntary resignation, the option will become fully exercisable and generally will remain exercisable for a period of three months. If the outstanding options are not assumed or substituted for, the Company's Board of Directors will notify each non-employee director that he has the right to exercise the option as to all shares subject to the option for a period of 30 days following the date of the notice. The option will terminate upon the expiration of the 30-day period. Unless terminated sooner, the Director Plan will automatically terminate in 2011. The Company's Board of Directors has the authority to amend, alter, suspend, or discontinue the Director Plan, but no such action may adversely affect any grant previously made under the Director Plan.

     On November 26, 2001, Dr. von Prondzynski was granted an option to purchase 25,000 ordinary shares at an exercise price of $20.68 per share reflecting his appointment to the Board of Directors in November 2001. Upon appointment to the Board of Directors on September 6, 2002, Messrs. Coleman, Edelstein and Gross were each granted an option to purchase 25,000 ordinary shares at an exercise price of $4.25 per share. On January 1, 2002, Mr. Krzywicki was granted an option to purchase 10,000 ordinary shares at an exercise price of $24.80 per share. On January 1, 2003, Mr. Krzywicki and Dr. von Prondzynski were each granted an option to purchase 10,000 ordinary shares at an exercise price of $2.75 per share. Each option granted to a non-employee director was in accordance with the terms of the Director Plan described above.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     Summary Compensation Table. The following table sets forth the total compensation for the years ended December 31, 2000 and 2001 and the 13 months ended January 31, 2003 for each person who served as chief executive officer of the Company during the fiscal year ended January 31, 2003, the four most highly compensated executive officers who were serving as executive officers on January 31, 2003 and two other executive officers who ceased serving as executive officers during the fiscal year ended January 31, 2003 but for whom disclosures would have been provided but for the fact that they were not serving as executive officers at the end of the fiscal year ended January 31, 2003 (the "Named Executive Officers"), as required under applicable rules of the SEC.

                           SUMMARY COMPENSATION TABLE

                                                                                   LONG TERM
                                                 ANNUAL COMPENSATION            COMPENSATION(3)
                                        -------------------------------------   ---------------
                                                                                    AWARDS
                                                                                ---------------
                                                                                    SHARES
                              FISCAL                           OTHER ANNUAL       UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION   YEAR(1)    SALARY     BONUS     COMPENSATION(2)       OPTIONS       COMPENSATION
---------------------------   -------   --------   --------   ---------------   ---------------   ------------
Charles E. Moran(4).........   2002     $ 93,750   $     --      $     --                 --        $  4,327(5)
  President and Chief
  Executive Officer
Gregory M. Priest(6)........   2002      270,833    250,000(7)     142,917(8)      2,137,500           8,379(9)
  Chairman of the Board and    2001      250,000    314,320        60,000(10)        220,000           9,981(11)
  Chief Strategy Officer       2000      250,000    339,320        60,000(10)             --           8,379(9)
Colm M. Darcy...............   2002      206,667     66,250            --            530,000          92,230(12)
  Executive Vice President,
  Content Development
Jerald A. Nine Jr.(13)......   2002       84,333         --            --                 --           3,846(5)
  Executive Vice President,
  Global Sales & Marketing
  and General Manager,
  Content Solutions Division
Mark A. Townsend(14)........   2002       66,667         --            --                 --           3,077(5)
  Executive Vice President,
  Technology
Thomas J. McDonald(15)......   2002       62,500         --            --                 --           2,885(5)
  Executive Vice President,
  Operations and Chief
  Financial Officer

                                                                                   LONG TERM
                                                 ANNUAL COMPENSATION            COMPENSATION(3)
                                        -------------------------------------   ---------------
                                                                                    AWARDS
                                                                                ---------------
                                                                                    SHARES
                              FISCAL                           OTHER ANNUAL       UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION   YEAR(1)    SALARY     BONUS     COMPENSATION(2)       OPTIONS       COMPENSATION
---------------------------   -------   --------   --------   ---------------   ---------------   ------------
Former Officers
Jeffrey N. Newton(16).......   2002      150,000         --        82,500(17)      1,010,000         923,560(18)
  Former Chief Customer        2001      200,000    187,200        60,000(17)        160,000           7,200(9)
  Officer                      2000      200,000    150,000            --                 --           7,200(9)
Thomas F. McKeagney(19).....   2002       50,000         --        25,000(20)             --         215,554(21)
  Former Executive Vice        2001      150,000    112,500            --            130,000           5,416(9)
  President, Research and      2000      150,000    125,000            --             70,000           5,454(9)
  Development

---------------

 (1) In connection with the closing of the merger with SkillSoft Corporation on September 6, 2002, the Company's fiscal year end changed from December 31 to January 31. Accordingly, this table presents compensation for the years ended December 31, 2000 ("2000") and December 31, 2001 ("2001") and the period from January 1, 2002 through January 31, 2003 ("2002").

 (2) Other compensation in the form of perquisites and other personal benefits has been omitted, in accordance with the rules of the SEC, in those instances in which the aggregate amount of such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total annual salary and bonus for the executive officer in the fiscal year covered.

 (3) The Company did not grant any stock appreciation rights or make any long-term incentive plan payouts during any fiscal year covered. This table excludes options granted by SkillSoft Corporation prior to the merger on September 6, 2002 to each of Messrs. Moran, Nine, McDonald and Townsend, which options were assumed by the Company in connection with the merger and, based on the merger exchange ratio of 1 share of SkillSoft Corporation common stock for 2.3674 ordinary shares of the Company, are exercisable to purchase an aggregate of 1,657,180, 1,065,330, 946,960 and 946,960 ordinary shares, respectively, at an exercise price of $4.06 per share.

 (4) Mr. Moran has served as the Company's Chief Executive Officer since the closing of the Company's merger with SkillSoft Corporation on September 6, 2002, and, therefore, the salary reported on this table reflects salary paid to Mr. Moran from such date through January 31, 2003. Mr. Moran's current annual base salary is $225,000.

 (5) Consists of amounts paid as accrued vacation time.

 (6) Mr. Priest served as the Company's Chief Executive Officer until the closing of the Company's merger with SkillSoft Corporation on September 6, 2002.

 (7) Consists of amounts paid as a bonus earned and approved prior to the merger with SkillSoft Corporation on September 6, 2002.

 (8) Consists of $65,000 paid to Mr. Priest as an accommodation allowance (see "Employment Agreements -- Gregory M. Priest's Employment Agreement") and a total of $77,917 paid to Mr. Priest as a non-recoverable advance against bonuses on a monthly basis from January 1, 2002 through September 30, 2002.

 (9) Consists of amounts paid as car allowances.

(10) Consists of amounts paid as an accommodation allowance (see "Employment Agreements -- Gregory M. Priest's Employment Agreement").

(11) Consists of $8,379 paid to Mr. Priest as a car allowance and $1,602 paid by the Company for the premium payment of Mr. Priest's life insurance policy. The Company no longer pays premiums with respect to this policy.

(12) Consists of $69,153 paid to Mr. Darcy in connection with his relocation to Nashua, New Hampshire and $23,077 paid to Mr. Darcy as accrued vacation time.

(13) Mr. Nine has served as the Company's Executive Vice President, Global Sales and Marketing and General Manager, Content Solutions Division, since the closing of the Company's merger with SkillSoft Corporation on September 6, 2002, and, therefore, the salary reported on this table reflects salary paid to Mr. Nine from such date through January 31, 2003. Mr. Nine's current annual base salary is $200,000.

(14) Mr. Townsend has served as the Company's Executive Vice President, Technology, since the closing of the Company's merger with SkillSoft Corporation on September 6, 2002, and, therefore, the salary reported on this table reflects salary paid to Mr. Townsend from such date through January 31, 2003. Mr. Townsend's current annual base salary is $160,000.

(15) Mr. McDonald has served as the Company's Executive Vice President, Operations and Chief Financial Officer, since the closing of the Company's merger with SkillSoft Corporation on September 6, 2002, and, therefore, the salary reported on this table reflects salary paid to Mr. McDonald from such date through January 31, 2003. Mr. McDonald's current annual base salary is $150,000.

(16) Mr. Newton resigned from his position as an executive officer of the Company upon the closing of the Company's merger with SkillSoft Corporation on September 6, 2002.

(17) Consists of $45,000 paid to Mr. Newton in 2002 and $60,000 paid in 2001 as an accommodation allowance and a total of $37,500 paid to Mr. Newton as a non-recoverable advance against commissions and bonuses on a monthly basis from January 1, 2002 through September 30, 2002.

(18) Consists of $5,400 paid to Mr. Newton as a car allowance, $23,077 paid to Mr. Newton as accrued vacation time and $895,083 paid to Mr. Newton as severance (see "Severance Agreements -- Jeffrey N. Newton's Severance Agreement" for more information regarding the severance payment).

(19) Mr. McKeagney resigned from his position as an executive officer of the Company on April 8, 2002.

(20) Consists of amounts paid to Mr. McKeagney as a non-recoverable advance against bonuses paid to Mr. McKeagney on a monthly basis from January 1, 2002 through April 30, 2002.

(21) Consists of $7,499 paid to Mr. McKeagney as accrued vacation time, $1,805 paid to Mr. McKeagney as a car allowance, a total of $168,750 paid to Mr. McKeagney as severance (of which $131,250 was paid during the fiscal year ended January 31, 2003 and the remaining $37,500 was paid in two equal monthly installments in February and March 2003) and $37,500 paid to Mr. McKeagney as consulting fees (see "Severance Agreements -- Thomas F. McKeagney's Severance Agreement" for more information regarding the severance payments and consulting fees).

     Option Grants Table. The following table provides certain information with respect to stock options granted during the 13 months ended January 31, 2003 to each of the Named Executive Officers. The Company granted no stock appreciation rights during the 13 months ended January 31, 2003.

                               INDIVIDUAL GRANTS

                                                                                       POTENTIAL REALIZABLE VALUE AT
                              NUMBER OF        PERCENT OF                                 ASSUMED ANNUAL RATES OF
                           ORDINARY SHARES   TOTAL OPTIONS    EXERCISE                 SHARE PRICE APPRECIATION FOR
                             UNDERLYING        GRANTED TO     PRICE PER                       OPTION TERM(3)
                               OPTIONS        EMPLOYEES IN    ORDINARY    EXPIRATION   -----------------------------
NAME                         GRANTED(1)      FISCAL YEAR(2)     SHARE        DATE           5%              10%
----                       ---------------   --------------   ---------   ----------   -------------   -------------
Charles E. Moran.........            --             --             --           --              --              --
Gregory M. Priest........       412,500            5.8%         $5.55       5-8-12      $1,439,776      $3,648,674
                                254,166            3.6%         $3.30      7-12-12      $  527,484      $1,336,748
                              1,470,834           20.8%         $3.30      7-12-12      $3,052,499      $7,735,631
Colm M. Darcy............       130,000            1.8%         $5.55       5-8-12      $  453,747      $1,149,885
                                350,000            5.0%         $3.30      7-12-12      $  726,373      $1,840,773
                                 50,000            0.7%         $4.25       9-6-12      $  133,640      $  338,670
Jerald A. Nine Jr........            --             --             --           --              --              --
Mark A. Townsend.........            --             --             --           --              --              --
Thomas J. McDonald.......            --             --             --           --              --              --
Former Officers
Jeffrey N. Newton(4).....       300,000            4.3%         $5.55      12-5-05      $  262,446      $  551,115
                                366,666            5.2%         $3.30      12-5-05      $  190,726      $  400,509
                                343,334            4.9%         $3.30      12-5-05      $  178,589      $  375,024
Thomas F. McKeagney......            --             --             --           --              --              --

---------------

(1) All options granted to the Named Executive Officers were granted under the Company's 1994 Share Option Plan (the "1994 Plan) and 2002 Plan. The exercise price of all options was equal to the fair market value of the Company's ADSs on the date of grant. In general, under each of the 1994 Plan and the 2002 Plan, such options vest as to 25% of the ordinary shares subject to the option one year from the vesting commencement date, which is generally the date of grant or the date of hire of the optionee, and as to 1/48th of the shares subject to the option each month thereafter. The options are generally not transferable by the optionee, are exercisable for a ten year period from the date of the grant, and must generally be exercised within three months after the end of the optionee's status as an employee or within twelve months after the optionee's death or disability. This table excludes options granted by SkillSoft Corporation prior to the merger on September 6, 2002 to each of Messrs. Moran, Nine, McDonald and Townsend, which options were assumed by the Company in connection with the merger and, based on the merger exchange ratio of 1 share of SkillSoft Corporation common stock for 2.3674 ordinary shares of the Company, are exercisable to purchase an aggregate of 1,657,180, 1,065,330, 946,960 and 946,960 ordinary shares, respectively, at an exercise price of $4.06 per share.

(2) Based on a total of 7,060,844 ordinary shares subject to options granted by the Company to its employees during the 13 months ended January 31, 2003.

(3) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of share price appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. The grants shown are net of their option exercise price but do not include deductions for taxes or other expenses associated with the exercise of the option or the sale of the underlying shares. The actual gains, if any, on the exercises of options will depend on the market price of the ADSs, the optionee's continued employment through the option period, and the date on which the options are exercised.

(4) Pursuant to Mr. Newton's severance agreement, Mr. Newton's options continue to vest until September 6, 2005 (see "Severance Agreements -- Jeffrey N. Newton's Severance Agreement").

     Fiscal Year-End Option Value Table. The following table provides certain information concerning the value of unexercised share options held by each of the Named Executive Officers as of January 31, 2003. None of the Named Executive Officers exercised options during the 13 months ended January 31, 2003.

                                                 NUMBER OF ORDINARY SHARES
                                                  UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED IN-
                                                        OPTIONS AT               THE-MONEY OPTIONS AT
                                                    JANUARY 31, 2003(1)           JANUARY 31, 2003(2)
                                                ---------------------------   ---------------------------
NAME                                            EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                                            -----------   -------------   -----------   -------------
Charles E. Moran..............................     236,739      2,130,659        $  --          $  --
Gregory M. Priest.............................   1,251,868      2,098,542        $  --          $  --
Colm M. Darcy.................................      99,833        524,167        $  --          $  --
Jerald A. Nine Jr.............................     118,370      1,302,068        $  --          $  --
Mark A. Townsend..............................      78,913      1,104,785        $  --          $  --
Thomas J. McDonald............................      78,913      1,104,785        $  --          $  --
Former Officers
Jeffrey N. Newton.............................     807,641        818,598        $  --          $  --
Thomas F. McKeagney...........................     287,703              0        $  --          $  --

---------------

(1) This table includes options granted by SkillSoft Corporation prior to the merger on September 6, 2002 to each of Messrs. Moran, Nine, McDonald and Townsend, which options were assumed by the Company in connection with the merger and, based on the merger exchange ratio of 1 share of SkillSoft Corporation common stock for 2.3674 ordinary shares of the Company, are exercisable to purchase an aggregate of 1,657,180, 1,065,330, 946,960 and 946,960 ordinary shares, respectively, at an exercise price of $4.06 per share.

(2) The value of the in-the-money options is the excess of the fair market value (determined on the basis of the closing price per share of the Company's ADSs on the NASDAQ National Market) of the underlying ordinary shares on January 31, 2003 ($2.86 per share) over the exercise price of the option multiplied by the number of ordinary shares underlying the option.

EMPLOYMENT AGREEMENTS

     Charles E. Moran's Employment Agreement. In connection with the Company's merger with SkillSoft Corporation, the Company entered into an employment agreement, effective on September 6, 2002, the date of completion of the merger, with Charles E. Moran, to employ Mr. Moran as its President and Chief Executive Officer. Mr. Moran's agreement provides for a cash compensation plan that reflects the level established by the SkillSoft Corporation board of directors for the then current fiscal year. Specifically, Mr. Moran's employment agreement provides that he will be paid a base salary of $225,000 per year to be reviewed for increases at least annually by the Company's Board of Directors. In addition, Mr. Moran will be entitled to receive an annual performance bonus based on performance metrics established by the Board of Directors. Mr. Moran's employment is at-will, but if Mr. Moran's employment is terminated without cause or if he resigns with good reason, each as defined in the agreement, he will be entitled to receive a payment equal to the sum of his base salary and target bonus for a period which is the greater of (i) one year after the date of termination, and (ii) the period between the date of termination and September 6, 2004, the second anniversary of the completion of the merger. In addition, if Mr. Moran is terminated without cause or if he resigns with good reason, he may elect to continue vesting of the options granted to him by the Company for a period which is the greater of (i) one year after the date of termination, and
(ii) the period between the date of termination and September 6, 2004, if he agrees to be bound by the nonsolicitation and noncompete provisions contained in his employment agreement. The employment agreement also includes a covenant not to solicit employees and a covenant not to compete for a period extending until the later of one year after the termination of his employment and September 6, 2004, if Mr. Moran's termination is voluntary (other than for good reason) or the Company terminates him for cause.

     Gregory M. Priest's Employment Agreement. In connection with the Company's merger with SkillSoft Corporation, the Company entered into an employment agreement, effective on September 6, 2002, the date of completion of the merger, with Gregory M. Priest, to employ Mr. Priest as Chairman of the Board of Directors and Chief Strategy Officer of the Company. Mr. Priest's agreement provides for a cash compensation plan that reflects the level established by the Board of Directors for 2002 (which plan was not increased from Mr. Priest's cash compensation plan for the fiscal year ended December 31, 2001). Specifically, Mr. Priest's employment agreement provides that he will be paid a base salary of $250,000 per year to be reviewed for increases at least annually by the Board of Directors. In addition, Mr. Priest will be entitled to a $60,000 per year accommodation allowance and an auto allowance in the amount of $8,379. He will also be entitled to receive an annual performance bonus of $265,000 upon the attainment of agreed upon performance objectives to be reviewed for increases at least annually by the Board of Directors. Mr. Priest's employment is at-will, but if his employment is terminated without cause or if he resigns with good reason, each as defined in the agreement, he will be entitled to receive a payment equal to the sum of his base salary and target bonus for a period which is the greater of (i) one year after the date of termination, and (ii) the period between the date of termination and September 6, 2005, the third anniversary of the completion of the merger. In addition, if Mr. Priest is terminated without cause or if he resigns with good reason, he may elect to continue vesting of the options granted to him by the Company for a period which is the greater of (i) one year after the date of termination, and (ii) the period between the date of termination and September 6, 2005, if he agrees to be bound by the nonsolicitation and noncompete provisions contained in his employment agreement. The employment agreement also includes a covenant not to solicit employees and a covenant not to compete for a period extending until the later of one year after the termination of his employment and September 6, 2005, if Mr. Priest's termination is voluntary (other than for good reason) or the Company terminates him for cause.

     Colm M. Darcy's Employment Agreement. In connection with the Company's merger with SkillSoft Corporation, the Company entered into an employment agreement, effective on September 6, 2002, the date of completion of the merger, with Colm M. Darcy, to employ Mr. Darcy as Executive Vice President, Content Development, of the Company. Mr. Darcy's employment agreement provides that he will be paid a base salary of $200,000 per year to be reviewed for increases at least annually by the Board of Directors. Pursuant to the employment agreement, on September 6, 2002, the Company granted Mr. Darcy an option to purchase an aggregate of 50,000 shares of the Company at an exercise price of $4.25 per share. The option grant will vest as to 25% of the shares on September 6, 2003 and thereafter in 48 equal monthly installments on each monthly anniversary of the date of the grant. Mr. Darcy will also be reimbursed for certain supplemental travel expenses for him and his wife. In addition, Mr. Darcy will be entitled to receive relocation expense reimbursement in the event Mr. Darcy either relocates to Ireland at the Company's request or returns there within three months after his employment is terminated without cause or if he resigns with good reason, each as defined in the agreement. Mr. Darcy's employment is at-will, but if his employment is terminated without cause or if he resigns with good reason, he will be entitled to receive a payment equal to the sum of $75,000 plus his base salary for a period which is the greater of (i) six months after the date of termination, and (ii) the period between the date of termination and September 6, 2003, the first anniversary of the completion of the merger. In addition, if Mr. Darcy is terminated without cause or if he resigns with good reason, he may elect to continue vesting of the options granted to him by the Company for a period which is the greater of (i) six months after the date of termination, and (ii) the period between the date of termination and September 6, 2003, if he agrees to be bound by the nonsolicitation and noncompete provisions contained in his employment agreement. The employment agreement also includes a covenant not to solicit employees and a covenant not to compete for a period extending until the later of six months after the termination of his employment and September 6, 2006, if Mr. Darcy's termination is voluntary (other than for good reason) or the Company terminates him for cause.

     Thomas J. McDonald's Employment Agreement. The Company's subsidiary, SkillSoft Corporation, is a party to an employment agreement with Thomas J. McDonald, dated February 2, 1998. Under the terms of the employment agreement, Mr. McDonald is entitled to receive an annual base salary of $135,000, which may be increased in accordance with SkillSoft Corporation's regular salary review practices. Mr. McDonald is entitled to participate in any bonus plan that SkillSoft Corporation may establish for its senior executives. Either SkillSoft Corporation or Mr. McDonald may terminate the employment agreement at will for any reason, upon three months' prior notice in the case of termination by SkillSoft Corporation, or upon two months' prior notice in the case of termination by Mr. McDonald. If SkillSoft Corporation terminates Mr. McDonald's employment without cause, or if Mr. McDonald terminates his employment for good reason (as defined in the employment agreement), then SkillSoft Corporation will be required to pay Mr. McDonald his base salary and benefits for a period of six months following termination. In addition, in the event of such a termination, Mr. McDonald's stock options will continue to vest and be exercisable if he performs consulting services for SkillSoft Corporation of up to ten hours per week during the six months following termination.

     Jerald A. Nine's Employment Agreement. In connection with the Company's merger with SkillSoft Corporation, the Company entered into an employment agreement, effective on September 6, 2002, the date of completion of the merger, with Jerald A. Nine, to employ Mr. Nine as its Executive Vice-President, Content Solutions and General Manager Books Division. Mr. Nine's agreement provides for a cash compensation plan that reflects the level established by the SkillSoft Corporation Board of Directors for the then current fiscal year. Mr. Nine's employment agreement with the Company provides that he will be paid a base salary of $200,000 per year to be reviewed for increases at least annually by the Board of Directors. In addition, Mr. Nine will be entitled to receive an annual performance bonus based on performance metrics established by the Board of Directors. Mr. Nine's employment is at-will, but if Mr. Nine's employment is terminated without cause or if he resigns with good reason, as defined in the agreement, he will be entitled to receive a payment equal to the sum of his base salary plus the then maximum performance bonus for a period of one year. In addition, if Mr. Nine is terminated without cause or if he resigns with good reason, he may elect to continue vesting of the options granted to him by the Company for a period of one year. The employment agreement also includes a covenant not to solicit employees and a covenant not to compete for a period extending until one year after the termination of his employment if Mr. Nine's termination is voluntary (other than for good reason) or the Company terminates him for cause.

     Mark A. Townsend's Employment Agreement. SkillSoft Corporation is also a party to an employment agreement with Mark A. Townsend, dated January 12, 1998. Under the terms of the employment agreement, Mr. Townsend is entitled to receive a base salary of $145,000, which may be increased in accordance with SkillSoft Corporation's regular salary review practices. Mr. Townsend is also entitled to participate in any bonus plans that SkillSoft Corporation may establish for its senior executives. Mr. Townsend's employment agreement provides for the same termination provisions and severance benefits as Mr. McDonald.

SEVERANCE AGREEMENTS

     Thomas F. McKeagney's Severance Agreement. On April 30, 2002, the Company and its former executive officer, Thomas F. McKeagney, entered into a Separation Agreement and Release. The agreement provides Mr. McKeagney with COBRA coverage, aggregate severance payments of $168,750 to be paid in monthly installments of $18,750, a possible bonus payment of up to $75,000, acceleration of vesting applicable to certain options held by him, and an extension of his post-termination option exercise period until May 31, 2003. Pursuant to this agreement, Mr. McKeagney was paid a total of $131,250 in the fiscal year ended January 31, 2003. In addition, pursuant to this agreement, Mr. McKeagney entered into a consulting agreement with the Company and received a total of $37,500 for these consulting services during the fiscal year ended January 31, 2003.

     Jeffrey N. Newton's Severance Agreement. On September 13, 2002, the Company and its former executive officer, Jeffrey N. Newton, entered into an Agreement and Release. The agreement provides Mr. Newton with COBRA coverage, aggregate severance payments of up to $914,400 and an extension of his post-termination option vesting period until September 6, 2005. Pursuant to the separation agreement, Mr. Newton was paid a total of $895,083 during the fiscal year ended January 31, 2003.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During the fiscal year ended January 31, 2003, the members of the Compensation Committee of the Company's Board of Directors were Mr. Krzywicki, Mr. Patrick J. McDonagh, who served until his resignation as a director on September 6, 2002, and Messrs. Coleman and Gross (Chair), who were appointed as members of the Compensation Committee in October 2002. No executive officer of the Company has served as a director or member of the compensation committee of any other entity whose executive officers served as a director or member of the Company's Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of January 31, 2003 with respect to the beneficial ownership of the Company's ADSs by:

     - each person known to the Company to own beneficially more than 5% of the Company's outstanding securities;

     - each director;

     - each of the Named Executive Officers; and

     - the current directors and executive officers of the Company as a group.

     The number of ADSs beneficially owned by each 5% shareholder, director or executive officer is determined under rules of the SEC. Under such rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any ADSs representing the ordinary shares which the individual has the right to acquire on or before April 1, 2003 through the exercise of share options, and any reference in the footnotes to this table to shares subject to share options refers only to share options that are so exercisable. For purposes of computing the percentage of outstanding ADSs held by each person or entity, any shares which that person or entity has the right to acquire on or before April 1, 2003, are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, each person or entity has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. As of January 31, 2003, the Company had approximately 99,603,965 ordinary shares outstanding. The shareholders of the Company may elect to hold their respective shares of the Company's outstanding securities in the form of ordinary shares or ADSs. In addition, holders of options to purchase ordinary shares of the Company may, upon exercise of their options, elect to receive such ordinary shares in the form of ADSs. The 5% shareholders, directors and executive officers identified in the following table hold their respective shares of the Company's outstanding securities in the form of ADSs.

                                                               AMOUNT AND NATURE OF
                                                               BENEFICIAL OWNERSHIP
                                                              -----------------------
                                                                           PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER                             ADSS        OWNED
------------------------------------                          ----------   ----------
5% SHAREHOLDERS
Warburg, Pincus Ventures, L.P.(1)...........................  13,279,987      13.3%
Liberty Wanger Asset Management, L.P.(2)....................  10,660,000      10.7%
Cramer Rosenthal McGlynn, LLC(3)............................   5,869,500       5.9%
Transamerica Investment Management, LLC(4)..................   4,983,069       5.0%

                                                               AMOUNT AND NATURE OF
                                                               BENEFICIAL OWNERSHIP
                                                              -----------------------
                                                                           PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER                             ADSS        OWNED
------------------------------------                          ----------   ----------
DIRECTORS
Stewart K.P. Gross(5).......................................  13,279,987      13.3%
Charles E. Moran(6).........................................   2,464,191       2.5%
Gregory M. Priest(7)........................................   1,354,975       1.3%
James S. Krzywicki(8).......................................     111,750         *
William T. Coleman III(9)...................................      73,777         *
Ferdinand von Prondzynski(10)...............................       6,260         *
P. Howard Edelstein.........................................          --         *
OTHER NAMED EXECUTIVE OFFICERS
Mark A. Townsend(11)........................................     913,421         *
Jeffrey N. Newton(12).......................................     848,158         *
Jerald A. Nine(13)..........................................     819,713         *
Thomas J. McDonald(14)......................................     420,251         *
Thomas F. McKeagney(15).....................................     291,456         *
Colm M. Darcy(16)...........................................     113,126         *
All current directors and executive officers as a group (11
  persons)..................................................  19,557,451      19.2%

---------------

  *  Less than 1%

 (1) On September 16, 2002, Warburg Pincus Ventures, L.P. ("WPV"), Warburg Pincus & Co. ("WP") and Warburg Pincus LLC ("WP LLC") filed a Schedule 13D with the SEC reporting beneficial ownership and shared voting and dispositive power with respect to 13,279,987 ADSs, consisting of shares beneficially owned by WPV, WP and WP LLC; the following information is reported in reliance on such filing. WP is the sole general partner of WPV. WPV is managed by WP LLC. The address for Warburg, Pincus is 466 Lexington Avenue, 10th Floor, New York, New York 10017-3147.

 (2) On September 12, 2002, Liberty Wanger Asset Management, L.P. ("WAM"), WAM Acquisition GP, Inc. ("WAM GP") and Liberty Acorn Trust ("Acorn") filed a
     Schedule 13G and on March 10, 2003 filed Amendment No. 2 to the Schedule 13G with the SEC reporting beneficial ownership and shared voting and dispositive power with respect to 10,660,000 ADSs for WAM and WAM GP and 9,800,000 ADSs for Acorn, consisting of shares beneficially owned by WAM, WAM GP and Acorn; the following information is reported in reliance on such filing. WAM is an Investment Adviser registered under section 203 of the Investment Advisors Act of 1940 and reports ADSs acquired on behalf of discretionary clients. Acorn is a discretionary client of WAM. WAM GP is the general partner of WAM. WAM, WAM GP and Acorn file jointly pursuant to a Joint Filing Agreement dated March 10, 2003 among WAM, WAM GP and Acorn. The address of WAM, WAM GP and Acorn is 227 West Monroe Street, Suite 3000, Chicago, Illinois 60606.

 (3) On January 27, 2003, Cramer Rosenthal McGlynn, LLC ("Cramer") filed a
     Schedule 13G with the SEC reporting beneficial ownership with respect to 5,869,500 ADSs, consisting of 3,270,500 ADSs for which Cramer has sole voting and dispositive power and 2,520,400 ADSs for which Cramer has shared voting and dispositive power; the following information is reported in reliance on such filing. The Schedule 13G filing with the SEC was filed erroneously with respect to SkillSoft Corporation rather than SkillSoft PLC. Cramer is an Investment Adviser registered under section 203 of the Investment Advisors Act of 1940. The address of Cramer is 520 Madison Avenue, New York, New York 10022.

 (4) On December 2, 2002, Transamerica Investment Management, LLC ("TIM") filed a Schedule 13G and on February 14, 2003 filed Amendment No. 1 to the
     Schedule 13G with the SEC reporting
     beneficial ownership and shared voting and dispositive power with respect to 4,983,069 ADSs, consisting of 4,983,069 ADSs for which TIM has shared voting and dispositive power; the following information is reported in reliance on such filing. Each of the original Schedule 13G filing and the amendment thereto filed with the SEC were filed erroneously with respect to SkillSoft Corporation rather than SkillSoft PLC. TIM is deemed to be the beneficial owner pursuant to separate arrangements whereby TIM acts as investment adviser to certain individuals and entities. The address of TIM is 1150 S. Olive Street, Los Angeles, California 90015.

 (5) Mr. Gross, a director of the Company, is a managing director and member of WP LLC and a general partner of WP. Mr. Gross disclaims beneficial ownership of these shares. See Note 1 of this table. Mr. Gross's address is c/o Warburg, Pincus is 466 Lexington Avenue, 10th Floor, New York, New York 10017-3147.

 (6) Includes 266,332 ADSs issuable upon exercise of share options held by Mr. Moran, 11 ADSs held by Mr. Moran's wife and 1,225,915 ADSs beneficially owned by Mr. Moran's wife, as trustee of various trusts for the benefit of Mr. Moran's children. Mr. Moran disclaims beneficial ownership of the shares held in trust.

 (7) Includes 1,283,951 ADSs issuable upon exercise of share options held by Mr. Priest.

 (8) Includes 108,750 ADSs issuable upon exercise of share options held by Mr. Krzywicki.

 (9) Consists of shares beneficially owned by the Coleman Family Trust, of which Mr. Coleman is trustee.

(10) Includes 6,250 ADSs issuable upon exercise of share options held by Dr. von Prondzynski.

(11) Includes 88,778 ADSs issuable upon exercise of share options held by Mr. Townsend and 59,185 ADSs beneficially owned by Mr. Townsend's wife as trustee of the MCM Trust. Mr. Townsend disclaims beneficial ownership of the shares held in trust.

(12) Includes 830,974 ADSs issuable upon exercise of share options held by Mr. Newton and 14,021 ADSs held in a trust. On September 6, 2002, Mr. Newton resigned as an executive officer. Except for information relating to share options, this information is based on the beneficial ownership information reported by Mr. Newton to the Company as of June 5, 2002 and reported in the Company's proxy statement filed with the SEC on June 17, 2002. The information relating to share options is accurate as of January 31, 2003.

(13) Includes 133,167 ADSs issuable upon exercise of share options held by Mr. Nine.

(14) Includes 88,778 ADSs issuable upon exercise of share options held by Mr. McDonald, 1,953 ADSs beneficially owned by Mr. McDonald's wife as trustee of a trust for the benefit of Mr. McDonald's family and 3,906 ADSs beneficially owned by Mr. McDonald as custodian for his daughter under the Uniform Gifts to Minors Act. Mr. McDonald disclaims beneficial ownership of the shares held in trust and held by him as custodian for his daughter.

(15) Includes 287,703 ADSs issuable upon exercise of share options held by Mr. McKeagney. On April 8, 2002, Mr. McKeagney resigned as an executive officer. Except for information relating to options, this information is based on the beneficial ownership information reported by Mr. McKeagney to the Company as of June 5, 2002 and reported in the Company's proxy statement filed with the SEC on June 17, 2002. The information relating to share options is accurate as of January 31, 2003.

(16) Includes 108,791 ADSs issuable upon exercise of share options held by Mr. Darcy.

EQUITY COMPENSATION PLAN INFORMATION

     The following table provides information about the ordinary shares authorized for issuance under the Company's equity compensation plans as of January 31, 2003.

                                                                                               (C)
                                                                                            NUMBER OF
                                                                                         ORDINARY SHARES
                                                      (A)                 (B)               REMAINING
                                                   NUMBER OF           WEIGHTED-          AVAILABLE FOR
                                               ORDINARY SHARES TO   AVERAGE EXERCISE     FUTURE ISSUANCE
                                                 BE ISSUED UPON         PRICE OF           UNDER EQUITY
                                                  EXERCISE OF         OUTSTANDING          COMPENSATION
                                                  OUTSTANDING           OPTIONS,         PLANS (EXCLUDING
                                               OPTIONS, WARRANTS      WARRANTS AND     SECURITIES REFLECTED
PLAN CATEGORY(1)                                   AND RIGHTS            RIGHTS           IN COLUMN (A))
----------------                               ------------------   ----------------   --------------------
Equity compensation plans approved by
  security holders...........................       7,555,900(2)         $ 9.58(2)          2,890,365
Equity compensation plans not approved by
  security holders...........................       6,391,632(3)         $13.35             5,944,621(4)
                                                   ----------            ------             ---------
  Total......................................      13,947,532            $11.31             8,834,986

---------------

(1) This table excludes an aggregate of 11,709,927 ordinary shares issuable upon exercise of outstanding options that the Company assumed in connection with its merger with SkillSoft Corporation. The weighted average exercise price of the excluded options is $5.56 per share. The Company assumed the SkillSoft Corporation 1998 Stock Incentive Plan, 1999 Non-Employee Director Stock Option Plan, 2001 Stock Incentive Plan and Books24x7.com, Inc. 1994 Stock Option Plan only insofar as they related to options outstanding under the plans at the time of the merger, and the Company may not grant any future options under any of the plans.

(2) Excludes ordinary shares issuable under the Company's 1995 Employee Stock Purchase Plan in connection with the current offering period; such ordinary shares are included in column (c).

(3) Consists of 6,381,031 ordinary shares subject to outstanding options under the Company's 1996 Supplemental Stock Plan (the "1996 Plan"), 6,567 ordinary shares subject to outstanding options under the ForeFront Group, Inc. Amended and Restated 1996 Stock Option Plan (the "ForeFront 1996 Plan"), 3,424 ordinary shares subject to outstanding options under the Knowledge Well Group Limited 1998 Share Option Plan (the "Knowledge Well Group 1998 Plan") and 610 ordinary shares subject to outstanding options under the Knowledge Well Limited 1998 Share Option Plan (the "Knowledge Well 1998 Plan").

(4) Consists of 4,749,527 ordinary shares available for issuance under the 1996 Plan, 2 ordinary shares available for issuance under the ForeFront Group, Inc. 1996 Non-employee Director's Stock Option Plan (the "ForeFront 1996 Director Plan"), 337,230 ordinary shares available for issuance under the ForeFront 1996 Plan, 624,203 ordinary shares available for issuance under the Knowledge Well Group 1998 Plan and 233,659 ordinary shares available for issuance under the Knowledge Well 1998 Plan.

1996 PLAN

     On October 15, 1996, the Board of Directors approved the 1996 Plan. The 1996 Plan provides for the granting of non-qualified share options to employees (excluding officers, as defined by the 1996 Plan, and directors) and consultants at a price determined by the Compensation Committee of the Board of Directors or its designee (the "Compensation Committee"). Options granted under the 1996 Plan vest at a rate determined by the Compensation Committee on a grant-by-grant basis. The 1996 Plan provides that vested options may be exercised for up to three months after termination of employment and for 12 months after termination of employment as a result of disability. The Compensation Committee may select alternative periods of time for exercise upon termination of service. The 1996 Plan permits options to be exercised with cash, check, promissory notes, certain other ordinary shares of the Company or consideration received by the Company under a "cashless exercise" program. In the event that the Company merges with or into another corporation, or sells substantially all of its assets, the 1996 Plan provides that each outstanding option may be assumed or substituted for by the successor corporation. If such substitution or assumption does not occur, each option will fully vest and become exercisable. As of January 31, 2003, there were 14,000,000 ordinary shares reserved under the 1996 Plan, and 4,749,527 ordinary shares remaining for future issuance.

FOREFRONT 1996 DIRECTOR PLAN

     On May 28, 1998, the Company assumed the ForeFront 1996 Director Plan and outstanding options thereunder exercisable for 18,822 of the Company's ordinary shares. The ForeFront 1996 Director Plan provides for the granting of non-qualified stock options to nonemployee directors of ForeFront Group, Inc. at the fair market value of the shares as of the date of grant determined by the Compensation Committee. Options granted under the ForeFront 1996 Director Plan generally vest over two years. The ForeFront 1996 Director Plan provides that vested options may be exercised within two years of termination of directorship and for one year after termination of directorship as a result of death or disability. The ForeFront 1996 Director Plan permits options to be exercised with cash, check, or certain other ordinary shares of the Company. In the event that the Company merges with or into another corporation, or sells substantially all of its assets, the ForeFront 1996 Director Plan provides that each outstanding option will fully vest and become exercisable. As of January 31, 2003, there were no ordinary shares subject to options outstanding under the ForeFront 1996 Director Plan, and 2 ordinary shares available for future issuance. The Company has not granted any further options under the ForeFront 1996 Director Plan since the date it was assumed and will not make future grants thereunder.

FOREFRONT 1996 PLAN

     On May 28, 1998, the Company assumed the ForeFront 1996 Plan and outstanding options thereunder exercisable for 798,924 of the Company's ordinary shares. The ForeFront 1996 Plan provides for the granting of incentive stock options to employees (including officers and directors) and non-qualified stock options to employees (including officers and directors) and consultants at an exercise price determined by the Compensation Committee (not less than the fair market value of the shares as of the date of grant for incentive stock options). Options granted under the ForeFront 1996 Plan vest at a rate determined by the Compensation Committee on a grant-by-grant basis. The ForeFront 1996 Plan provides that vested options may be exercised within 90 days after termination of employment and within 12 months after termination of employment as a result of death or disability. The ForeFront 1996 Plan permits options to be exercised with cash, check, promissory note, certain other shares of the Company's capital stock or consideration received by the Company under a "cashless exercise" program. In the event that the Company merges with or into another corporation, or sells substantially all of its assets, the ForeFront 1996 Plan provides that each outstanding option will fully vest and become exercisable. As of January 31, 2003, there were 6,567 ordinary shares subject to options outstanding under the ForeFront 1996 Plan, and 337,230 ordinary shares available for future issuance. The Company has not granted any further options under the ForeFront 1996 Plan since the date it was assumed and has no current intention of making future grants thereunder.

KNOWLEDGE WELL 1998 PLAN

     On June 18, 1999, the Company assumed the Knowledge Well 1998 Plan and outstanding options thereunder exercisable for 654,800 of the Company's ordinary shares. The Knowledge Well 1998 Plan provides for the granting of incentive share options to employees (including officers and directors) and non-qualified share options to non-employee directors of Knowledge Well Limited, employees (including officers and directors) and consultants at an exercise price determined by the Compensation Committee (not less than the fair market value of the shares as of the date of grant for incentive stock options). Options granted under the Knowledge Well 1998 Plan vest at a rate determined by the Compensation Committee on a grant-by-grant basis. The Knowledge Well 1998 Plan provides that vested options may be exercised for 90 days after termination of employment or directorship and for 12 months after termination of employment or directorship as a result of death or disability. The Compensation Committee may select alternative periods of time for exercise upon termination of service. The Knowledge Well 1998 Plan permits options to be exercised with cash, check, promissory note, certain other ordinary shares of the Company or consideration received by the Company under a "cashless exercise" program. In the event that the Company merges with or into another corporation, or sells substantially all of its assets, the Knowledge Well 1998 Plan provides that each outstanding option may be assumed or substituted for by the successor corporation. If such substitution or assumption does not occur, each option will fully vest and become exercisable. As of January 31, 2003, there were 610 ordinary shares subject to options outstanding under the Knowledge Well 1998 Plan, and 233,659 ordinary shares available for future issuance. The Company has not granted any further options under the Knowledge Well 1998 Plan since the date it was assumed and has no current intention of making future grants thereunder.

KNOWLEDGE WELL GROUP 1998 PLAN

     On June 18, 1999, the Company assumed the Knowledge Well Group 1998 Plan and outstanding options thereunder exercisable for 654,800 of the Company's ordinary shares. The Knowledge Well Group 1998 Plan provides for the granting of incentive share options and non-qualified share options to non-employee directors of Knowledge Well Group Limited, employees (including officers and directors) and consultants at an exercise price determined by the Compensation Committee (not less than the fair market value of the shares as of the date of grant for incentive share options). Options granted under the Knowledge Well Group 1998 Plan vest at a rate determined by the Compensation Committee on a grant-by-grant basis. The Knowledge Well Group 1998 Plan provides that vested options may be exercised for 90 days after termination of employment or directorship and for 12 months after termination of employment or directorship as a result of death or disability. The Compensation Committee may select alternative periods of time for exercise upon termination of service. The Knowledge Well Group 1998 Plan permits options to be exercised with cash, check, promissory note, certain other ordinary shares of the Company or consideration received by the Company under a "cashless exercise" program. In the event that the Company merges with or into another corporation, or sells substantially all of its assets, the Knowledge Well Group 1998 Plan provides that each outstanding option may be assumed or substituted for by the successor corporation. If such substitution or assumption does not occur, each option will fully vest and become exercisable. As of January 31, 2003, there were 3,424 ordinary shares subject to options outstanding under the Knowledge Well Group 1998 Plan, and 624,203 ordinary shares available for future issuance. The Company has not granted any further options under the Knowledge Well Group 1998 Plan since the date it was assumed and has no current intention of making future grants thereunder.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Approximately 9% of the issued share capital of CBT (Technology) Limited, one of the Company's Irish subsidiaries, representing a special non-voting class, is owned by Stargazer Productions ("Stargazer"), an unlimited company which is wholly-owned by certain employees of the Company. All of the voting securities of CBT (Technology) Limited are owned by the Company and, except for the securities owned by Stargazer, there are no other outstanding securities of CBT (Technology) Limited. CBT (Technology) Limited has in the past and may in the future declare and pay dividends to Stargazer, and Stargazer may pay dividends to its shareholders out of such amounts. Stargazer has the right to receive periodic dividends as and when declared by CBT (Technology) Limited, but does not have any rights to the assets of CBT (Technology) Limited. Except for the fact that Stargazer is wholly owned by certain employees of the Company, the Company has no relationship with Stargazer. These employees do not include any of the Company's directors or executive officers.

     In August 1999, Gregory M. Priest, the Company's President and Chief Executive Officer, received a loan in the amount of $450,000 which was repayable in four equal annual installments, commencing in August 2000. Interest accrued on the principal amount at a rate of 5.96%, which was paid annually. Mr. Priest repaid all remaining amounts due on the loan in August 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SKILLSOFT PUBLIC LIMITED COMPANY
                                          (Registrant)

                                          By:     /s/ CHARLES E. MORAN
                                            ------------------------------------
                                                      Charles E. Moran
                                               President and Chief Executive
                                                           Officer

Date: May 31, 2003

                                 CERTIFICATIONS

     I, Charles E. Moran, certify that:

     1. I have reviewed this annual report on Form 10-K/A of SkillSoft Public Limited Company; and

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

                                                 /s/ CHARLES E. MORAN
                                          --------------------------------------
                                                     Charles E. Moran
                                          President and Chief Executive Officer

Dated: May 31, 2003

                                 CERTIFICATIONS

     I, Thomas J. McDonald, certify that:

     1. I have reviewed this annual report on Form 10-K/A of SkillSoft Public Limited Company; and

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

                                                /s/ THOMAS J. MCDONALD
                                          --------------------------------------
                                                    Thomas J. McDonald
                                                 Chief Financial Officer

Dated: May 31, 2003