Form 10-Q
period 2003-04-30
SKILLSOFT PUBLIC LIMITED CO
filed 2003-06-16
CIK 940181

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2003

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

             107 NORTHEASTERN BOULEVARD, NASHUA, NEW HAMPSHIRE 03062

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

On May 30, 2003 the registrant had outstanding 99,614,514 Ordinary Shares (issued or issuable in exchange for the registrant's outstanding American Depository Shares.)

                                  SKILLSOFT PLC

                                    FORM 10-Q
                      FOR THE QUARTER ENDED APRIL 30, 2003
                                      INDEX

                                                                                                PAGE NO.
PART I  - FINANCIAL INFORMATION

Item 1.          Condensed Consolidated Financial Statements:

                 Condensed Consolidated Balance Sheets as of April 30, 2003 and
                 January 31, 2003                                                                   4

                 Condensed Consolidated Statements of Operations for the Three
                 Months Ended April 30, 2003 and 2002                                               5

                 Condensed Consolidated Statements of Cash Flows for the Three
                 Months Ended April 30, 2003 and 2002                                               6

                 Notes to Condensed Consolidated Financial Statements                               7

Item 2.          Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                             15

Item 3.          Quantitative and Qualitative Disclosure about Market Risk                         28

Item 4.          Controls and Procedures                                                           29

PART II - OTHER INFORMATION

Item 1.          Legal Proceedings                                                                 29

Item 2.          Changes in Securities and Use of Proceeds                                         32

Item 3.          Defaults Upon Senior Securities                                                   32

Item 4.          Submission of Matters to a Vote of Security Holders                               32

Item 5.          Other Information                                                                 32

Item 6.          Exhibits and Reports on Form 8-K                                                  32

SIGNATURES                                                                                         33

CERTIFICATIONS                                                                                     33

                                     PART I

ITEM 1. - FINANCIAL STATEMENTS

                         SKILLSOFT PLC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                   April 30,           JANUARY 31,
                                                                                     2003                 2003
                                                                                  (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                                      $     52,158        $     45,990
   Short-term investments                                                               69,750              79,041
   Accounts receivable, net                                                             48,471              66,892
   Prepaid expenses and other current assets                                            18,547              19,401
                                                                                  ------------        ------------

Total current assets                                                                   188,926             211,324

Property and equipment, net                                                              9,861              11,964
Goodwill                                                                               116,881             119,427
Acquired intangible assets, net                                                         31,884              34,290
Long term investments                                                                      126                 633
Other assets                                                                               551                 499
                                                                                  ------------        ------------

                                                                                  $    348,229        $    378,137
                                                                                  ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                               $     10,675        $     10,672
   Accrued expenses                                                                     47,543              59,821
   Deferred revenue                                                                    105,714             109,009
                                                                                  ------------        ------------
Total current liabilities                                                              163,932             179,502
Long term liabilities                                                                    7,139               7,548

Stockholders' equity:
      Ordinary Shares, E0.11 par value: 250,000,000 shares authorized at April
        30, 2003 and January 31, 2003; 99,614,514 and 99,598,146 shares issued
        and outstanding at April 30, 2003 and January 31, 2003, respectively            10,737              10,737
      Additional paid-in capital                                                       530,929             530,929
      Accumulated deficit                                                             (360,217)           (347,642)
      Deferred compensation                                                             (3,855)             (4,345)
      Notes receivable from stockholders                                                   (58)                (58)
      Accumulated other comprehensive income                                              (378)              1,466
                                                                                  ------------        ------------
Total stockholders' equity                                                             177,158             191,087
                                                                                  ------------        ------------
                                                                                  $    348,229        $    378,137
                                                                                  ============        ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         SKILLSOFT PLC AND SUBSIDIARIES
                     SKILLSOFT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (UNAUDITED, IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                             THREE MONTHS ENDED APRIL 30,
                                                               2003               2002
Revenue                                                    $     43,613       $     13,805
Cost of revenue(1)                                                5,497                837
                                                           ------------       ------------
           Gross profit                                          38,116             12,968

Operating expenses:
   Research and development(1)                                   12,782              3,439
   Selling and marketing(1)                                      23,347              7,404
   General and administrative(1)                                  8,934              1,825
   Amortization of intangible assets                              2,406                 81
   Amortization of stock-based compensation                         490                351
   Restructuring and other non-recurring charges                  6,552                 --
                                                           ------------       ------------

Total operating expenses                                         54,511             13,100
                                                           ------------       ------------
Operating loss                                                  (16,395)              (132)
   Other income, net                                                  4                 --
   Interest income, net                                             363                414
   Gain on sale of investments, net                               3,682                 --
                                                           ------------       ------------
Income (loss) before provision for income taxes                 (12,346)               282

   Provision for income taxes                                       229                 --
                                                           ------------       ------------
   Net income (loss)                                       $    (12,575)      $        282
                                                           ============       ============

Net income (loss) per share (Note 10):
   Basic                                                   $      (0.13)      $       0.01
                                                           ============       ============

   Basic weighted average common shares outstanding          99,599,477         41,114,243
                                                           ============       ============
   Diluted                                                 $      (0.13)      $       0.01
                                                           ============       ============
   Diluted weighted average common shares outstanding        99,599,477         43,211,456
                                                           ============       ============

(1) The following summarizes the departmental allocation of the stock-based compensation

Cost of revenue                 $  1     $   1
Research and development         123        90
Selling and marketing            173       176
General and administrative       193        84
                                ----      ----
                                $490      $351
                                ====      ====

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         SKILLSOFT PLC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                       THREE MONTHS ENDED APRIL 30,
                                                                         2003               2002
Cash flows from operating activities:
   Net income (loss)                                                   $(12,575)          $    282
   Adjustments to reconcile net income (loss) to net cash
   used in operating activities -
      Stock-based compensation                                              490                351
      Depreciation and amortization                                       2,412                369
      Amortization of intangible assets                                   2,406                 81
      Provision for bad debts                                               437                 75
      Realized gain on sale of investments                               (3,618)                --
      Changes in current assets and liabilities -
        Accounts receivable, net                                         18,060              2,732
        Prepaid expenses and other current assets                           640             (1,291)
        Accounts payable                                                     (3)              (319)
        Accrued expenses                                                (10,153)            (4,679)
        Deferred revenue                                                 (3,364)            (2,043)
                                                                       --------           --------
           Net cash used in operating activities                         (5,268)            (4,442)

Cash flows from investing activities:

   Purchases of property and equipment                                     (239)              (420)
   Purchases of investments                                             (44,941)
   Maturity of short-term investments                                    50,262                641
   Sale of investments                                                    6,119
   Other assets                                                               4                 --
                                                                       --------           --------

           Net cash provided by investing activities                     11,205                221

Cash flows from financing activities:

   Proceeds from exercise of stock options and employee stock
   purchase plan                                                             --                230
   Payment on notes receivable                                               --                214
                                                                       --------           --------

           Net cash provided by financing activities                         --                444

Effect of exchange rate changes on cash and cash equivalents                231              17
Net increase (decrease) in cash and cash equivalents                      6,168             (3,760)
                                                                        -------           --------
Cash and cash equivalents, beginning of period                           45,990             25,185
                                                                       --------           --------
Cash and cash equivalents, end of period                               $ 52,158           $ 21,425
                                                                       --------           --------

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

2. BASIS OF PRESENTATION

The accompanying, unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the condensed consolidated financial statements reflect all material adjustments (consisting only of those of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of April 30, 2003, the results of its operations for the three months ended April 30, 2003 and 2002 and its cash flows for the three months ended April 30, 2003 and 2002. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2003, as amended. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

3. CASH, CASH EQUIVALENTS AND INVESTMENTS

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. At April 30, 2003 and January 31, 2003, cash equivalents consisted mainly of commercial paper, short-term notes and money market funds. The Company accounts for its investments in accordance with Statement of Financial Accounting Standards
(SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No.115). Under SFAS No. 115, securities that the Company does not intend to hold to maturity are reported at market value, and are classified as available-for-sale. At April 30, 2003, the Company's investments consisted primarily of commercial paper and short-term notes, which had an average maturity of approximately 168 days. These investments are classified as current assets in the accompanying consolidated balance sheets as they mature within one year.

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

A Referenceware license gives users access to the full library within one or more collections (ITPro, BusinessPro, FinancePro and OfficeEssentials) from Books24x7.com, Inc. (Books). Generally, the pricing for the Company's Referenceware licenses varies based on the collections specified by a customer, the number of users within the customer's organization and the length of the license agreement.

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

The Company recognizes revenue ratably over the license period if the number of courses that a customer has access to is not clearly defined, available, or selected at the inception of the contract, or if the contract has additional undelivered elements for which the Company does not have vendor specific objective evidence (VSOE) of the fair value of the various elements. This may occur if the customer does not specify all licensed courses at the outset, the customer chooses to wait for future licensed courses on a when and if available basis, the customer is given exchange privileges that are exercisable other than on the contract anniversaries, or the customer licenses all courses currently available and to be developed during the term of the arrangement. A majority of the Company's contractual arrangements result in the recognition of revenue ratably over the license period.

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

The Company records deferred revenue when either cash is received or amounts have been billed in advance of products or services provided. Deferred revenue includes the unrecognized portion of revenue associated with license fees for which the Company has received payment or for which amounts have been billed and are currently due for payment in 180 days or less. In addition, deferred revenue includes amounts which have been billed and not collected for which revenue is being recognized ratably over the license period. In addition, the Company acquired approximately $47 million of deferred revenue in connection with the Merger based upon the cost to fulfill the remaining contractual and performance obligations plus a normal operating profit on fulfilling such obligations. As of April 30, 2003, $10.1 million of deferred revenue relates to the remaining balance of acquired deferred revenue.

5. ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB No. 25) and related Interpretations under APB No. 25. The Company provides pro forma disclosures only of the compensation expense determined under the fair value provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123).

SFAS No. 123 requires the measurement of the fair value of stock options to employees to be included in the statements of operations or disclosed in the notes to financial statements. The Company elected the disclosure-only alternative under SFAS No. 123, which requires disclosure of the pro forma effects on earnings as if the fair-value-based method of accounting under SFAS No. 123 had been adopted, as well as certain other information. In accordance with SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" (SFAS No. 148), the Company has computed the pro forma disclosures required under SFAS No. 123 for options granted using the Black-Scholes option-pricing model prescribed by SFAS No. 123. The weighted average information and assumptions used for the grants is as follows:

                                                           THREE MONTHS ENDED APRIL 30,
                                                           ----------------------------
                                                               2003            2002
                                                           ------------    ------------
Risk-free interest rates...................                  3.34-3.60%      4.71-5.14%
Expected dividend yield....................                         --              --
Volatility factor..........................                        103%            104%
Expected lives.............................                    7 years         7 years
Weighted average fair value of options
  granted..................................                $      2.31     $      8.01
Weighted average remaining contractual life
  of options outstanding...................                 8.15 years      8.83 years

Had compensation expense for its plans been determined consistent with SFAS No. 123, the Company's net loss and basic and diluted net loss per share would have been increased to the following pro forma amounts (in thousands, except per share data):

                                                            THREE MONTHS ENDED APRIL 30,
                                                            ----------------------------
                                                              2003              2002
                                                            --------          ---------
Net income (loss) --
  As reported.......................................        $(12,575)         $    282
  Add: Stock-based compensation expense recognized
     under APB No. 25...............................             490               351
  Less: Total stock-based compensation expense

     determined under fair value based method for
     all awards.....................................          (1,259)           (3,962)
                                                            --------          --------
  Pro forma.........................................        $(13,344)         $ (3,329)
                                                            ========          ========
Basic and diluted net income (loss) per share --
  As reported.......................................        $  (0.13)         $   0.01
                                                            ========          ========
  Pro forma.........................................        $  (0.13)         $  (0.08)
                                                            ========          ========

Because additional option grants are expected to be made in future periods, the above pro forma disclosures may not be representative of pro forma effects on results for future periods.

6. BUSINESS COMBINATION

SKILLSOFT CORPORATION

On September 6, 2002, the Company completed the Merger with SkillSoft Corporation, a leading provider of e-Learning courseware and Referenceware for business and IT professionals. As a result of the Merger, each issued and outstanding share of common stock, par value $0.001 per share, of SkillSoft Corporation (the SkillSoft Common Stock) was automatically converted into the right to receive 2.3674 (the Exchange Ratio) validly issued and fully paid ordinary shares, nominal value E0.11 per share, of the Company, with each ordinary share represented by an American Depository Share of the Company (ADS). The Company also assumed each outstanding option to purchase SkillSoft Common Stock, which had been granted under SkillSoft Corporation's existing stock option plans, under the same exchange ratio. As discussed in Note 1, the Company determined SkillSoft Corporation to be the acquirer for accounting purposes. Therefore, the calculation of the stock consideration is calculated based on SmartForce ordinary shares and options outstanding. Consequently, this transaction resulted in the issuance of approximately 57.4 million ordinary shares (represented by ADSs) of the Company with a fair value of approximately $317.4 million, the assumption of options to purchase approximately 15.7 million ordinary shares (represented by ADSs) with a Black-Scholes fair value of approximately $38.9 million, and estimated direct transaction costs of $15.4 million. The number of ordinary shares issued and options assumed was fixed in the agreement related to the Merger and was not subject to change prior to closing. The fair value of the Company's ADSs was derived using a market price per ADS of $5.53, which was based on an average of the closing prices for a range of six trading days around the announcement date (June 10, 2002) of the acquisition. The Company paid a premium to obtain a broader distribution channel and a stronger presence in the e-Learning sector. Immediately following the Merger, the former stockholders of SkillSoft Corporation owned approximately 42% of the outstanding ordinary shares of the Company.

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

7. RESTRUCTURING AND OTHER NON-RECURRING CHARGES

MERGER AND EXIT COSTS

In connection with the Merger, the Company's management approved and initiated plans prior to December 31, 2002 to restructure the operations of pre-Merger SmartForce PLC to eliminate redundant facilities and headcount, reduce cost structure, and better align the Company's operating expenses with existing economic conditions. Consequently, the Company recorded $30.3 million of costs relating to exiting activities of pre-Merger SmartForce PLC, such as severance and related benefits, costs to vacate leased facilities and other pre-Merger liabilities. These costs were accounted for under EITF 95-3, "Recognition of Liabilities in Connection with Purchase Business Combinations." These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the purchase price, and have been included as an increase to goodwill.

The reductions in employee headcount totaled approximately 632 employees from the administrative, sales, marketing and development functions, and amounted to a charge of approximately $14.5 million. Approximately $10.6 million was paid out against the exit plan accrual through April 30, 2003, and the remaining amount of $1.8 million, net of adjustments, is expected to be paid by October 2003.

In connection with the exit plan, the Company decided to abandon or downsize certain leased facilities. For the year ended January 31, 2003, facilities consolidation charges of $12.7 million, consisting of sublease losses, broker commissions and other facility costs, were recorded in connection with the downsizing and closing of sites. As of April 30, 2003, 8 sites had been vacated and 3 sites had been downsized and actions related to the remaining identified sites are scheduled to occur by the end of fiscal 2004. To determine the sublease loss, which is the loss after the Company's cost recovery efforts from subleasing the building, certain assumptions were made related to the (1) time period over which the property will remain vacant, (2) sublease terms and (3) sublease rates. The lease loss is an estimate under SFAS No. 5 "Accounting for Contingencies" and represents the low end of the range and will be adjusted in the future upon triggering events including a change in estimate of time to sublease, actual sublease rates, etc. The Company has estimated that the high end of the lease loss could be $16.4 million if operating lease rental rates continue to decrease in these markets or should it take longer than expected to find a suitable tenant to sublease the facility.

During the quarter ended April 30, 2003, activity in the Company's merger and exit costs, which are included in accrued expenses (see Note 15), was as follows (in thousands):

                                    Employee
                                  Severance and      Closedown of
                                  Related Costs       Facilities        Other          Total
                                  -------------      ------------     --------       --------
Merger and exit accrual
 January 31, 2003                   $ 5,967            $ 11,383        $ 1,209        $18,559
Payments made during the
quarter ended April 30, 2003         (2,039)             (1,085)           (83)        (3,207)
Adjustment to accrual                (2,125)                 --             --         (2,125)
                                    -------            --------        -------        -------
Merger and exit accrual
April 30, 2003                      $ 1,803            $ 10,298        $ 1,126        $13,227
                                    =======            ========        =======        =======

The adjustment to the merger and exit accrual was due to the settlement of certain liabilities at amounts less than initially recorded.

The Company anticipates that the remainder of the merger and exit accrual will be paid out by October 2011 as follows (in thousands):

Year ended January 31, 2004     $7,399
Year ended January 31, 2005      4,317
Year ended January 31, 2006        671
Year ended January 31, 2007        260
Year ended January 31, 2008        156
Thereafter                         424
                                -------
Total                          $13,227
                               ========


At January 31, 2003, the Company had a remaining accrual balance of approximately $91,000 related to its acquisition of Books. This balance was paid by March 2003.

RESTRUCTURING AND OTHER NON-RECURRING CHARGES

The Company recorded a $14.2 million restructuring charge for the year ended January 31, 2003, which was included in the statement of operations. Approximately $10.2 million of this charge represents the compensation cost of terminated SmartForce PLC employees for services rendered from the date of the Merger through such employees' termination dates and certain other non-recurring compensation costs to terminated and continuing employees of the Company. Also included in the $14.2 million charge are certain other non-recurring costs incurred by SkillSoft Corporation as a result of the Merger. These costs primarily consist of employee severance and related costs and contractual obligations. Payments made under these obligations through January 31, 2003 and April 30, 2003 aggregated approximately $9.4 million and $1.0 million, respectively.

During the three months ended April 30, 2003, the Company recorded an additional $1.2 million of charges related to further restructuring of the pre-Merger SmartForce PLC operations. These restructuring costs included additional compensation to pre-Merger SmartForce employees as well as additional non-recurring costs as a result of the Merger.

During the quarter ended April 30, 2003, activity in the Company's restructuring provision related to the Merger was as follows (in thousands):

                                              Employee
                                            Severance and      Contractual
                                            Related Costs      Obligations       Total
                                            -------------      -----------     --------
Restructuring provision
 January 31, 2003                             $ 3,254            $1,556        $ 4,810
Payments made during the
quarter ended April 30, 2003                   (1,479)             (735)        (2,214)
Restructuring charge
 for the quarter ended April 30, 2003             604               589          1,193
                                               ------            ------        -------
Restructuring provision
April 30, 2003                                $ 2,379            $1,410        $ 3,789
                                              =======            ======        =======

The Company anticipates that the remainder of the restructuring accrual will be paid out by January 2004.

The restructuring charges for the three months ended April 30, 2003 would have been allocated as follows had the Company recorded the expense within the functional department of the restructured activities (in thousands):

Cost of sales                  $       --
Research and development               59
Sales and marketing                   282
General and administrative            852
                               ----------
Total                          $    1,193
                               ==========

For the three months ended April 30, 2003, the Company recorded $5.4 million in expenses related to the restatement of the historical SmartForce PLC financial statements. These expenses consisted primarily of professional fees including legal, accounting and consulting fees. The Company expects to incur additional costs in this matter which will be expensed as incurred.

8. GOODWILL AND INTANGIBLE ASSETS

On February 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets." As a result, the Company will annually evaluate goodwill for impairment. The Company will also evaluate goodwill whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from estimated future cash flows.

Goodwill and intangible assets are as follows (in thousands):

                                          April 30, 2003                     January 31, 2003
                                 Gross                       Net       Gross                     Net
                                Carrying     Accumulated   Carrying   Carrying  Accumulated    Carrying
                                 Amount     Amortization    Amount     Amount   Amortization    Amount
                                --------    ------------   --------   --------  ------------   --------
Internally developed
software/courseware             $ 25,600    $      4,435   $ 21,165   $ 25,600  $      2,822   $ 22,778
Customer contracts                12,500           2,681      9,819     12,500         1,888     10,612
Trademarks and trade name            900              --        900        900            --        900
                                --------    ------------   --------   --------  ------------   --------
                                  39,000           7,116     31,884     39,000         4,710     34,290
Goodwill                         116,881              --    116,881    119,427            --    119,427
                                --------    ------------   --------   --------  ------------   --------
                                $155,881    $      7,116   $148,765   $158,427  $      4,710   $153,717
                                ========    ============   ========   ========  ============   ========

The change in goodwill at April 30, 2003 from the amount recorded at January 31, 2003 was due to the settlement of certain liabilities at amounts less than initially recorded and collections of accounts receivable in excess of the estimated realizable value at the purchase date.

Amortization expense for the three months ended April 30, 2003 and the fiscal year ended January 31, 2003 is as follows (in thousands):

                        Three Months Ended            Fiscal Year Ended
                          April 30, 2003              January 31, 2003
                        ------------------            -----------------
Internal developed
software/courseware        $     1,613                   $     2,805
Customer contracts                 793                         1,878
                           -----------                   -----------
                           $     2,406                   $     4,683
                           ===========                   ===========

Amortization expense for the next five fiscal years is expected to be as follows: (in thousands):

Fiscal Year             Amortization Expense
    2004                    $  9,623
    2005                       8,996
    2006                       8,316
    2007                       4,686
    2008                       1,248
    Thereafter                   521

The Company will be conducting its annual impairment test of goodwill in the fourth quarter of the fiscal year ending January 31, 2004.

9. COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, "Reporting Comprehensive Income", requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period resulting from transactions, other events and circumstances from non-owner sources. The components of comprehensive income
(loss) for the three months ended April 30, 2003 and 2002 are as follows:

                                                        THREE MONTHS ENDED
                                                             April 30,
                                                         2003          2002
                                                       --------       -----
Comprehensive income (loss):
      Net income (loss)                                $(12,575)      $ 282
      Other comprehensive loss -
         Foreign currency adjustment                        (18)        (32)
         Unrealized holding gains during the period         158          --
         Less: reclassification adjustment for gains
               included in net income                    (1,984)         --
                                                       --------       -----
             Comprehensive income (loss)               $(14,419)      $ 250
                                                       ========       =====

10. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share was computed using the weighted average number of shares outstanding during the period. Diluted net income (loss) per share was computed by giving effect to all dilutive potential shares outstanding. Basic and diluted net loss per share for the three months ended April 30, 2003 are the same as outstanding options, and unvested restricted shares, which aggregated 24,958,985 shares, are antidilutive as the

Company has recorded a net loss for the period. As a result of the reverse acquisition, historical SkillSoft Corporation shares have been restated into SmartForce ADSs using the exchange ratio of one SkillSoft Corporation share per
2.3674 SmartForce ADSs. Historical SkillSoft Corporation shares for all periods presented have been adjusted to reflect this exchange ratio. Basic net income
(loss) per share and diluted net loss per share are calculated using the following:

                                                               THREE MONTHS ENDED APRIL 30,
                                                                  2003              2002
                                                               ----------        ----------
Basic weighted average shares outstanding                      99,599,477        41,114,243

Effect of dilutive shares outstanding                                  --         2,097,213
                                                               ----------        ----------
Weighted average common shares outstanding, as adjusted        99,599,477        43,211,456

11.      INCOME TAXES

The Company operates as a holding company with operating subsidiaries in several countries and each subsidiary is taxed based on the laws of the jurisdiction in which it operates.

The Company has significant net operating loss (NOL) carryforwards, which are subject to potential limitations based upon change in control provisions of
Section 382 of the Internal Revenue Code, as amended.

The provision for income taxes in the three month period ended April 30, 2003 of $229,000 relates to income generated in foreign countries which cannot be offset through loss carryforwards.

12.      COMMITMENTS AND CONTINGENCIES

See Part II - Item 1, entitled "Legal Proceedings", for a description of litigation involving the Company.

13.      DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE

The Company follows the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 established standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also established standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions of how to allocate resources and assess performance. The Company's chief operating decision makers, as defined under SFAS No. 131, are the Chief Executive Officer and the Chief Financial Officer. Prior to the Merger, the Company had viewed its operations and managed its business as principally one operating segment. Subsequent to the Merger, the Company has viewed its operations and manages its business as principally two operating segments -- multi-modal learning and retail certification.

Revenue for the three months ended April 30, 2003 for the multi-modal learning and retail certification segments was $41.3 million and $2.3 million, respectively. The net loss for the three months ended April 30, 2003 for the multi-modal learning and retail certification segments was $11.1 million and $1.5 million, respectively.

The Company attributes revenues to different geographical areas on the basis of the location of the customer. Revenues by geographic area are as follows (in thousands):

                                                          THREE MONTHS ENDED APRIL 30,
                                                          ---------------------------
                                                              2003           2002
                                                          ------------   ------------
Revenue:
United States..........................................      $36,640        $11,530
United Kingdom.........................................        1,962          1,482
Canada.................................................          945            358
Europe, excluding UK...................................        3,347             --
Australia/New Zealand..................................          616            435
Other (Countries less than 5% individually, by
  Region)..............................................          103             --
                                                             -------        -------
  Total revenue........................................      $43,613        $13,805
                                                             =======        =======

Long-lived tangible assets at international facilities are not significant. There have been no material changes in total assets of either the multi-modal learning or retail certification segments from the amount reported at January 31, 2003.

14.      OTHER MATTERS

In June 2003, the Company acquired the assets of GoTrain Corp., an e-Learning business, for approximately $5 million in cash, which was paid in the second quarter of the fiscal year.

In June 2003, the Company reached an agreement with IP Learn relating to an alleged infringement of certain patent related matters. Under the terms of the agreement, the Company is required to make a cash payment and issue ordinary shares (which will be represented by restricted ADSs) to IP Learn. The Company has recorded a provision of $2,250,000, which is net of expected insurance proceeds, in general and administrative expenses as of April 30, 2003. Amounts due under this agreement will be paid in the second quarter.

15.      ACCRUED EXPENSES

Accrued expenses in the accompanying condensed combined balance sheet consist of the following (in thousands):

                                         April 30, 2003            January 31, 2003
                                         --------------            ----------------
Accrued compensation and benefits         $     7,343                $     16,655
Professional fees                              13,526                      10,121
Accrued merger related costs                    6,972                      12,304

Accrued accounts payable                        4,695                       8,300
Other                                          15,007                      12,441
                                          -----------                ------------
    Total Accrued Expenses                $    47,543                $     59,821
                                          ===========                ============

16.      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Under SFAS No. 145, gains and losses on extinguishments of debt are to be classified as income or loss from continuing operations rather than extraordinary items. The Company was required to adopt SFAS No. 145 in the first quarter of the fiscal year ended January 31, 2004 and the adoption of this statement did not have a material impact on its financial condition or results of operations.

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

In November 2002, the FASB issued Interpretation No. 45 (FIN No. 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires a guarantor to record certain guarantees at fair value and to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. The interpretation and its disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The interpretation's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor's previous accounting for guarantees issued prior to December 31, 2002 should not be revised or restated due to the adoption of this interpretation. The adoption of FIN No. 45 did not have a material impact on the Company's financial condition or results of operations.

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

A primary reason for the increase in our revenue and operating expenses from the three months ended April 30, 2002 to the three months ended April 30, 2003 is the inclusion of the operating results of SkillSoft PLC. We operate as two reporting segments: multi-modal learning and retail certification. These reporting units are not discussed separately as the impact on the comparison of financial results from period to period is not significant.

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

A Referenceware license from Books gives users access to the full library within one or more collections (ITPro, BusinessPro, FinancePro and OfficeEssentials). Generally, the pricing for our Referenceware licenses varies based on the collections specified by a customer, the number of users within the customer's organization and the length of the license agreement.

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

We recognize revenue ratably over the license period if the number of courses that a customer has access to is not clearly defined, available, or selected at the inception of the contract, or if the contract has additional undelivered elements for which we do not have vendor specific objective evidence (VSOE) of the fair value of the various elements. This may occur if the customer does not specify all licensed courses at the outset, the customer chooses to wait for future licensed courses on a when and if available basis, the customer is given exchange privileges that are exercisable other than on the contract anniversaries, or the customer licenses all courses currently available and to be developed during the term of the arrangement. A majority of our contractual arrangements result in the recognition of revenue ratably over the license period.

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

Restructuring and other non-recurring charges primarily consist of compensation cost of severed SmartForce employees for services rendered from the date of the Merger through April 30, 2003 and prior to such employees' termination dates and certain other non-recurring compensation costs to terminated and continuing employees. Additionally, these charges include expenses associated with the pending restatement of SmartForce's financial statements for 1999, 2000, 2001 and the first two quarters of 2002. See Note 7 of the Notes to the Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are more fully described in Note 2 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K. However, we believe the accounting policies described below are particularly important to the portrayal and understanding of our financial position and results of operations and require application of significant judgment by our management. In applying these policies, management uses its judgment in making certain assumptions and estimates.

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

     Legal Contingencies

We are currently involved in certain legal proceedings. In connection with these legal proceedings, which we discuss in Part II -- Item 1, management periodically reviews estimates of potential costs to be incurred by us in connection with the adjudication or settlement, if any, of these proceedings. These estimates are developed in consultation with our outside counsel and are based on an analysis of potential litigation outcomes and settlement strategies. In accordance with SFAS No. 5, "Accounting for Contingencies", loss contingencies are accrued if, in the opinion of management, an adverse outcome is probable and such outcome can be reasonably estimated. We do not currently have a basis for concluding that these proceedings will have a material adverse effect on our financial position; however, it is possible that future results for any particular quarter or annual period may be materially adversely affected by changes in our assumptions or the effectiveness of our strategies relating to these proceedings.

     RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2003 VERSUS THREE MONTHS ENDED APRIL 30, 2002

Revenue increased $29.8 million or 216% to $43.6 million in the three months ended April 30, 2003 from $13.8 million in the three months ended April 30, 2002. This increase was due primarily to the addition of revenue from SmartForce's historical customer base. To a lesser extent, this increase resulted from our new customers and increased revenue from existing customers.

Cost of revenue increased $4.7 million or 562% to $5.5 million in the three months ended April 30, 2003 from $837,000 in the three months ended April 30, 2002. Cost of revenue as a percentage of total revenue was 13% for the three months ended April 30, 2003 compared to 6% for the three months ended April 30, 2002. These increases were primarily due to increased costs of supporting the SmartForce hosting business and royalty fees associated with SmartForce's IT product line and, to a lesser extent, our Referenceware product line.

Research and development increased $9.4 or 276% to $12.8 million in the three months ended April 30, 2003 from $3.4 million in the three months ended April 30, 2002. Research and development expenses as a percentage of total revenue increased to 29% in the three months ended April 30, 2003 from 25% in the three months ended April 30, 2002. This increase was primarily due to the addition of SmartForce's development organization. We believe our outsourcing strategy for some of our courses provides us significant flexibility to control these costs and although we expect research and development expenses to continue to increase, we expect that they will decrease as a percentage of revenue.

Selling and marketing expenses increased $15.9 million or 215% to $23.3 million in the three months ended April 30, 2003 from $7.4 million in the three months ended April 30, 2002. Selling and marketing expenses as a percentage of total revenue decreased to 53% in the three months ended April 30, 2003 from 54% in the three months ended April 30, 2002. Selling and marketing expenses increased due to the addition of SmartForce's sales and marketing organization and related costs. We believe that a significant investment in selling and marketing to expand our distribution channels worldwide is required to remain competitive, and we therefore expect selling and marketing expenses to increase in amount but decrease as a percentage of revenue.

General and administrative expenses increased $7.1 million or 394%, to $8.9 million in the three months ended April 30, 2003 from $1.8 million in the three months ended April 30, 2002. General and administrative expenses as a percentage of total revenue increased to 20% in the three months ended April 30, 2003 from 13% in the three months ended April 30, 2002. General and administrative expenses increased primarily due to the SmartForce-SkillSoft merger. These expenses also increased as a result of higher litigation costs including settlement payments, in the quarter ended April 30, 2003. We anticipate that general and administrative expenses will continue to increase in absolute dollars due primarily to increases in litigation expenses and the increased costs of operating as a public company.

Amortization of intangible assets was $2.4 million in the three months ended April 30, 2003 and $81,000 during the three months ended April 30, 2002. The primary reason for the increase was the additional amortization related to intangibles acquired in the Merger.

Stock-based compensation expense increased to $490,000 in the three months ended April 30, 2003 from $351,000 in the three months ended April 30, 2002. The increase reflects additional deferred compensation expense as a result of the SmartForce-SkillSoft merger. The expense was primarily the result of amortization of deferred compensation resulting from granting of stock options to employees at exercise prices below the fair market value of the stock and the sale of restricted common stock with sales prices below the fair market value of the stock. The stock options granted and restricted stock sold at prices below fair market value of the stock were granted by SkillSoft Corporation prior to its initial public offering and by Books, prior to its acquisition by SkillSoft Corporation in December 2001.

Restructuring and other non-recurring charges were $6.6 million in the three months ended April 30, 2003. These charges include an additional $1.2 million related to further restructuring of the pre-Merger SmartForce PLC operations and $5.4 million related to the pending restatement of the historical SmartForce PLC financial statements.

Interest income, net decreased to $363,000 in the three months ended April 30, 2003 from $414,000 in the three months ended April 30, 2002. This decrease was primarily due to lower interest rates on our cash and cash equivalents and investments.

Gain on sale of investments, net was $3.7 million for the three months ended April 30, 2003. This was primarily related to a gain of $3.6 million from the sale of a certain investment.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2003, our principal source of liquidity was our cash and cash equivalents and short-term investments, which totaled $121.9 million.

Net cash used in operating activities was $5.3 million and $4.4 million for the three months ended April 30, 2003 and 2002, respectively. Our net cash used for the three months ended April 30, 2003 reflects primarily our net loss of $12.6 million and an increase of $10.2 million in accrued expenses. This was offset by a decrease in our accounts receivable of $18.4 million, which was the result of increased collections.

Cash provided by investing activities was $11.2 million and $221,000 for the three months ended April 30, 2003 and 2002, respectively. Maturation of investments and sales of investments, net of purchases (short and long-term), generated a net cash inflow of approximately $11.4 million in the three months ended April 30, 2003 compared to a net cash inflow of approximately $600,000 in the three months ended April 30, 2002.

Cash provided by financing activities was $0 and $444,000 for the three months ended April 30, 2003 and 2002, respectively. For the three months ended April 30, 2002, these proceeds related to the exercise of stock options and purchases under the employee stock purchase plan as well as payments on notes receivable related to restricted stock.

Working capital was approximately $25.0 million and $31.8 million as of April 30, 2003 and January 31, 2003, respectively. Total assets were approximately $348.2 million and $378.1 million as of April 30, 2003 and January 31, 2003, respectively. As of April 30, 2003, goodwill and separately identifiable intangible assets were $116.9 million and $31.9 million, respectively.

On April 28, 2003, we signed a term sheet to obtain a $25 million one-year, secured line of credit from a bank. We expect to execute the definitive loan documents in the near future. Under the terms of the line of credit, the facility is to be initially secured by cash held in a certificate of deposit in the amount of the line, plus a first security interest in all domestic business assets. The cash held in the certificate of deposit is to be released on a quarterly basis beginning the quarter following the achievement of two consecutive minimum levels of operating income. All borrowings under the line of credit bear interest at the lesser of the bank's prime rate or the 30 or 60-day Libor rate plus 2.75%.

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

We have entered into long-term agreements with third parties to provide content and subject matter expertise. In connection with these agreements, our minimum obligations are approximately $5.8 million and $2.3 million for the fiscal years ending January 31, 2004 and 2005, respectively.

We expect to continue to experience significant growth in capital expenditures and operating expenses, particularly sales and marketing and product development expenses, for the foreseeable future in order to execute our business plan. To the extent that our execution of the business plan results in increased sales, we expect to experience corresponding increases in deferred revenue and prepaid expenses. We expect that the principal sources of funding for our operating expenses, capital expenditures and other liquidity needs will be a combination of our available cash equivalents and marketable securities (which totaled $121.9 million as of April 30, 2003) and funds generated from operations. Approximately $3.2 million was paid out during the quarter ended April 30, 2003 against the accrual established to restructure the operations of pre-Merger SmartForce PLC. Approximately $7.4 million of the $30.3 million exit plan accrual is expected to be paid by January 2004, and the remaining value of approximately $5.8 million is expected to be disbursed through October 2011. In addition, in June 2003, we acquired the assets of GoTrain Corp., an e-Learning business, for approximately $5 million in cash which was paid during the second quarter. We also reached a litigation settlement agreement in June 2003 which will require a cash payment of approximately $1.8 million. We believe our current funds and expected cash flows from operating activities will be sufficient to fund our operations for at least the next 12 months. However, there are a number of factors that may negatively impact our available sources of funds including unfavorable outcomes or settlements of pending litigation. The amount of cash generated from operations will be dependent upon the successful execution of our business plan and worldwide economic conditions. In addition, our cash needs may increase due to factors such as unanticipated developments in our business or significant acquisitions.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Under SFAS No. 145, gains and losses on extinguishments of debt are to be classified as income or loss from continuing operations rather than extraordinary items. We were required to adopt SFAS No. 145 in the first quarter of fiscal 2004 and the adoption of this statement did not have a material impact on our financial condition or results of operations.

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

WE HAVE MISSED THE DEADLINE FOR THREE RECENT SEC FILINGS, WHICH HAS SEVERAL ADVERSE CONSEQUENCES FOR US.

Our Quarterly Report on Form 10-Q for the quarter ended October 31, 2002 and our Annual Report on Form 10-K for the year ended January 31, 2003 were filed with the SEC after their due dates. In addition, we were required to file an amendment to our Current Report on Form 8-K relating to the SmartForce-SkillSoft Corporation merger by November 22, 2002, and that amendment has not yet been filed. Until we file our Form 8-K amendment, we will not be able to have a registration statement under the Securities Act of 1933, covering a public offering of securities, declared effective by the SEC, and we will not be able to make offerings pursuant to existing registration statements (including registration statements on Form S-8 covering employee stock plans), or pursuant to certain "private placement" rules of the SEC under Regulation D, to any purchasers not qualifying as "accredited investors". In addition, our affiliates will not be able to sell our securities pursuant to Rule 144 under the Securities Act until the Form 8-K amendment is filed. Finally, we will not be eligible to use a "short form" registration statement on Form S-3 for a period of 12 months after the time our Form 8-K amendment is filed. These restrictions may impair our ability to raise funds, should we desire to do so, through an equity financing and to attract and retain key employees.

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

CERTAIN ASPECTS OF THE MERGER COULD HARM OUR FINANCIAL RESULTS.

In connection with the Merger, certain aspects of the integration of the two companies moving forward could harm our financial results. For example, we have made certain changes in contracting practices, which will have attendant accounting implications. For example, prior to the Merger, SmartForce recorded license revenues with respect to contracts that provide for perpetual licenses to software at the time that it sold the perpetual licenses. Since the Merger, we have been delivering perpetual licenses as part of a bundled offering including services. As a result, the revenue from both the perpetual licenses and services will be recognized as revenues as the services are delivered over time. This means that rather than recognizing substantial license revenue at the time of the execution of these contracts, we will now recognize license revenue ratably over the term of these contracts. In addition, due to purchase accounting in connection with the Merger, a portion of the SmartForce deferred revenue as of September 6, 2002 was reclassified to goodwill and will therefore not be recognized as revenue.

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

     RISKS RELATED TO THE OPERATION OF OUR BUSINESS

WE AND SKILLSOFT CORPORATION HAVE EXPERIENCED NET LOSSES IN THE PAST, AND WE MAY BE UNABLE TO ACHIEVE OR MAINTAIN PROFITABILITY.

SmartForce incurred substantial net losses both recently and in the past, including net losses of $37.7 million in the three months ended June 30, 2002 and $19.1 million in the three months ended March 31, 2002. SkillSoft Corporation incurred substantial net losses in every fiscal quarter prior to its fiscal quarter ended January 31, 2002. In addition, the combined company recorded a net loss of $284 million for the fiscal year ended January 31, 2003 and $12.6 million for the quarter ended April 30, 2003. We expect to incur significant expenses in connection with the completion of the migration to a unified platform and the continued expansion of this combined business, and, as a result, the business will need to generate significant revenues to achieve and maintain profitability. We cannot guarantee whether our combined business will achieve or sustain profitability in any future period.

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

THE SUCCESS OF OUR E-LEARNING STRATEGY DEPENDS ON THE RELIABILITY AND CONSISTENT PERFORMANCE OF OUR INFORMATION SYSTEMS AND INTERNET INFRASTRUCTURE.

The success of our e-Learning strategy is highly dependent on the consistent performance of our information systems and Internet infrastructure. If our Web site fails for any reason or if it experiences any unscheduled downtimes, even for only a short period, our business and reputation could be materially harmed. We have in the past experienced performance problems and unscheduled downtime, and these problems could recur. We currently rely on third parties for proper functioning of computer infrastructure, delivery of our e-Learning applications and the performance of our destination site. Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, break-ins, earthquake, financial patterns of hosting providers and similar events. Any system failures could adversely affect customer usage of our solutions and user traffic results in any future quarters, which could adversely affect our revenues and operating results and harm our reputation with corporate customers, subscribers and commerce partners. Accordingly, the satisfactory performance, reliability and availability of our Web site and computer infrastructure is critical to our reputation and ability to attract and retain corporate customers, subscribers and commerce partners. We cannot accurately project the rate or timing of any increases in traffic to our Web site and, therefore, the integration and timing of any upgrades or enhancements required to facilitate any significant traffic increase to the Web site are uncertain. We have in the past experienced difficulties in upgrading our Web site infrastructure to handle increased traffic, and these difficulties could recur. The failure to expand and upgrade our Web site or any system error, failure or extended down time could materially harm our business, reputation, financial condition or results of operations.

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

OUR RESTRUCTURING PLANS MAY BE INEFFECTIVE OR MAY LIMIT OUR ABILITY TO COMPETE.

In connection with the Merger, we recorded $30.3 million in merger and exit costs and $19.3 million of restructuring and other non-recurring charges. There are several risks inherent in these efforts to transition to a new cost structure. These include the risk that we will not be successful in restoring profitability, and hence we may have to undertake further restructuring initiatives that would entail additional charges and create additional risks. In addition, there is the risk that cost-cutting initiatives will impair our ability to effectively develop and market products and remain competitive. Each of the above measures could have long-term effects on our business by reducing our pool of talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel. These circumstances could cause our earnings to be lower than they otherwise might be.

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

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of April 30, 2003, we did not use derivative financial instruments for speculative or trading purposes.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, and with the assistance of outside consultants, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days prior to the filing date of this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures need significant improvements with respect to certain aspects of our financial reporting at predominantly the non-U.S. subsidiaries of the former SmartForce PLC and in our ability to process the consolidated financial closing cycle. Our independent auditors have informed us that they believe we have material weaknesses and reportable events in internal control in certain of these areas. We have implemented interim mitigating control procedures as part of the process of preparing our financial statements for the quarter ended April 30, 2003 and the year ended January 31, 2003. Although progress has been made, additional changes to the disclosure controls and procedures, and internal controls will be on-going.

                                     PART II

         ITEM 1. - LEGAL PROCEEDINGS

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

In June 2003, we reached an agreement with IP Learn regarding the settlement of the pending litigation pursuant to which we obtained a license to use certain of IP Learn's patents. Under the terms of the settlement agreement, we are required to make a cash payment and to issue ordinary shares (which will be represented by ADSs). The lawsuits will be dismissed following completion of the settlement.

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

         Not Applicable

   ITEM 5. - OTHER INFORMATION

         Not applicable.

   ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

         See the Exhibit Index attached hereto.

         (b) Reports.

         On May 23, 2003, we furnished a Current Report on Form 8-K under Item 9 containing a copy of our earnings release for the fiscal year ended January 31, 2003 pursuant to Item 12 (Results of Operations and Financial Condition).

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SKILLSOFT PUBLIC LIMITED COMPANY

      Date: June 16, 2003                   By /s/ Thomas J. McDonald
                                           -----------------------------
                                           Thomas J. McDonald
                                           Chief Financial Officer

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

                                           /s/ Charles E. Moran
                                           ------------------------------------
Dated: June 16, 2003                       Charles E. Moran
                                           President and Chief Executive Officer

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

                                           /s/ Thomas J. McDonald
                                           ------------------------------------
Dated: June 16, 2003                       Thomas J. McDonald
                                           Chief Financial Officer

                                  EXHIBIT INDEX

99.1 Certifications of the Company's CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.