Form 10-Q
period 2003-07-31
SKILLSOFT PUBLIC LIMITED CO
filed 2003-09-15
CIK 940181

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (MARK ONE)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2003

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

                                 Not Applicable
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

Indicate by check mark whether the registrant: (1)Has filed all reports Required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

On August 29, 2003 the registrant had outstanding 99,619,514 Ordinary Shares (issued or issuable in exchange for the registrant's outstanding American Depository Shares).

                                 SKILLSOFT PLC

                                    FORM 10-Q
                       FOR THE QUARTER ENDED JULY 31, 2003
                                      INDEX

                                                                                     PAGE NO.
PART I  - FINANCIAL INFORMATION
Item 1.     Condensed Consolidated Financial Statements:
            Condensed Consolidated Balance Sheets as of July 31, 2003 and
            January 31, 2003
            Condensed Consolidated Statements of Operations for the Three and
            Six Months Ended July 31, 2003 and 2002
            Condensed Consolidated Statements of Cash Flows for the Six Months
            Ended July 31, 2003 and 2002
            Notes to Condensed Consolidated Financial Statements
Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations
Item 3.     Quantitative and Qualitative Disclosure about Market Risk
Item 4.     Controls and Procedures
PART II - OTHER INFORMATION
Item 1.     Legal Proceedings
Item 2.     Changes in Securities and Use of Proceeds
Item 3.     Defaults Upon Senior Securities
Item 4.     Submission of Matters to a Vote of Security Holders
Item 5.     Other Information
Item 6.     Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS

                                     PART I

ITEM 1. - FINANCIAL STATEMENTS

                         SKILLSOFT PLC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                             JULY 31,         JANUARY 31,
                                                                               2003              2003
                                                                                     (UNAUDITED)
                                                                            -----------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                $    38,501       $     45,990
   Short-term investments                                                        18,255             79,041
   Restricted cash                                                               25,000                  -
   Accounts receivable, net                                                      52,599             66,892
   Prepaid expenses and other current assets                                     18,691             19,401
                                                                            -----------       ------------
Total current assets                                                            153,046            211,324
Property and equipment, net                                                       8,065             11,964
Goodwill                                                                        124,695            119,427
Acquired intangible assets, net                                                  30,894             34,290
Long term investments                                                               160                633
Other assets                                                                        497                499
                                                                            -----------       ------------
                                                                             $  317,357       $    378,137
                                                                            ===========       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                             $ 7,362       $     10,672
   Accrued expenses                                                              64,222             59,821
   Deferred revenue                                                             111,640            109,009
                                                                            -----------       ------------
Total current liabilities                                                       183,224            179,502
Long term liabilities                                                             9,056              7,548
Stockholders' equity:
      Ordinary Shares, E0.11 par value: 250,000,000 shares authorized at
      July 31, 2003 and January 31, 2003, respectively; 99,619,514 and
      99,598,146 shares issued and outstanding at July 31, 2003 and
      January 31, 2003, respectively                                             10,737             10,737
      Additional paid-in capital                                                530,929            530,929
      Accumulated deficit                                                      (413,443)          (347,642)
      Deferred compensation                                                      (3,384)            (4,345)
      Notes receivable from stockholders                                             --                (58)
      Accumulated other comprehensive income                                        238              1,466
                                                                            -----------       ------------
Total stockholders' equity                                                      125,077            191,087
                                                                            -----------       ------------
                                                                            $   317,357       $    378,137
                                                                            ===========       ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         SKILLSOFT PLC AND SUBSIDIARIES
                     SKILLSOFT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (UNAUDITED, IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)


                                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                                             JULY 31,                       JULY 31,
                                                   ----------------------------   ----------------------------
                                                       2003             2002          2003            2002
                                                   ------------    ------------   ------------    ------------
Revenue                                            $     45,109    $     15,415   $     88,722    $     29,220
Cost of revenue (1)                                       4,180             984          9,677           1,821
                                                   ------------    ------------   ------------    ------------
            Gross profit                                 40,929          14,431         79,045          27,399
Operating expenses:
   Research and development (1)                          12,650           3,745         25,432           7,184
   Selling and marketing (1)                             23,227           7,860         46,574          15,263
   General and administrative (1)                         6,401           1,776         13,085           3,601
   Legal settlements                                     44,000              --         46,250              --
   Amortization of intangible assets                      2,518              81          4,924             162
   Amortization of stock-based compensation                 471             349            961             700
   Restructuring and other non-recurring charges          4,986              --         11,538              --
                                                   ------------    ------------   ------------    ------------
Total operating expenses                                 94,253          13,811        148,764          26,910
                                                   ------------    ------------   ------------    ------------
Operating income (loss)                                 (53,324)            620        (69,719)            489
   Other income, net                                         17              --             21              --
   Interest income, net                                     231             417            594             830
   Gain on sale of investments, net                          --              --          3,682              --
                                                   ------------    ------------   ------------    ------------
Income (loss) before provision for income taxes         (53,076)          1,037        (65,422)          1,319
   Provision for income taxes                               150              --            379              --
                                                   ------------    ------------   ------------    ------------
   Net income (loss)                               $    (53,226)   $      1,037   $    (65,801)   $      1,319
                                                   ============    ============   ============    ============
Net income (loss) per share (Note 10):
   Basic                                           $      (0.53)   $       0.02   $      (0.66)   $       0.03
                                                   ============    ============   ============    ============
   Basic weighted average common shares
   outstanding                                       99,615,128      41,528,547     99,609,891      41,566,272
                                                   ============    ============   ============    ============
   Diluted                                         $      (0.53)   $       0.02   $      (0.66)   $       0.03
                                                   ============    ============   ============    ============
   Diluted weighted average common shares
   outstanding                                       99,615,128      42,334,981     99,609,891      42,984,034
                                                   ============    ============   ============    ============

(1) The following summarizes the departmental allocation of the stock-based compensation

                             THREE MONTHS ENDED    SIX MONTHS ENDED
                                  JULY 31,             JULY 31,
                               -----------           -----------
                               2003   2002           2003   2002
                               ----   ----           ----   ----
Cost of revenue                $  1   $  1           $  2   $  2
Research and development        116     90            239    180
Selling and marketing           163    176            336    352
General and administrative      191     82            384    166
                               ----   ----           ----   ----
                               $471   $349           $961   $700
                               ====   ====           ====   ====

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         SKILLSOFT PLC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)


                                                       SIX MONTHS ENDED
                                                            JULY 31,
                                                     --------------------
                                                       2003        2002
                                                     --------    --------
Cash flows from operating activities:
  Net income (loss)                                  $(65,801)   $  1,319
Adjustments to reconcile net income (loss) to net
cash used in operating activities -
     Stock-based compensation                             961         700
     Depreciation and amortization                      4,896         713
     Amortization of intangible assets                  4,924         163
     Provision for bad debts                              272          --
     Accretion of short term investments                  (60)         --
     Realized gain on sale of investments              (3,611)         --

Changes in current assets and liabilities:
     Accounts receivable, net                          14,495       1,095
     Prepaid expenses and other current assets         (1,136)     (1,701)
     Other assets                                          11          16
     Accounts payable                                  (3,354)      1,128
     Accrued expenses                                   5,548      (5,820)
     Deferred revenue                                   1,980      (2,206)
                                                     --------    --------
        Net cash used in operating activities         (40,875)     (4,593)

Cash flows from investing activities:
     Purchases of property and equipment                 (838)     (3,107)
     Purchases of investments                         (45,983)    (11,398)
     Maturity of short-term investments                50,262      16,140
     Sale of investments                               58,706          --
     Merger related costs and other                        --        (669)
     Purchase of business, net of cash acquired        (5,000)         --
     Restricted cash                                  (25,000)         --
                                                     --------    --------

        Net cash provided by investing activities      32,147         966

Cash flows from financing activities:
     Proceeds from exercise of stock options and
     employee stock purchase plan                          --         750
     Payment on notes receivable                           58         214
                                                     --------    --------
        Net cash provided by financing activities          58         964
Effect of exchange rate changes on cash and cash
equivalents                                             1,181          65
                                                     --------    --------
Net decrease in cash and cash equivalents              (7,489)     (2,598)
Cash and cash equivalents, beginning of period         45,990      25,185
                                                     --------    --------
Cash and cash equivalents, end of period             $ 38,501    $ 22,587
                                                     ========    ========

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

2. BASIS OF PRESENTATION

The accompanying, unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the condensed consolidated financial statements reflect all material adjustments (consisting only of those of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of July 31, 2003, the results of its operations for the three and six months ended July 31, 2003 and 2002 and its cash flows for the six months ended July 31, 2003 and 2002. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2003, as amended. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

3. CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND INVESTMENTS

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. At July 31, 2003 and January 31, 2003, cash equivalents consisted mainly of commercial paper, short-term notes and money market funds. The Company considers the cash held in certificates of deposit with a commercial bank to secure its line of credit to be restricted cash. The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No.115). Under SFAS No. 115, securities that the Company does not intend to hold to maturity are reported at market value, and are classified as available-for-sale. At July 31, 2003, the Company's investments had an average maturity of approximately 57 days. These investments are classified as current assets in the accompanying consolidated balance sheets as they mature within one year.

4. REVENUE RECOGNITION

The Company generates revenue from the license of products and services and from providing hosting/application service provider (ASP) services.

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

Generally, the pricing for the Company's multi-modal learning (MML) licenses varies based on the choice of MML, the content offering selected by the customer, the number of users within the customer's organization and the length of the license agreement. A MML license provides customers access to a full range of learning products including courseware, Referenceware, simulations, mentoring and prescriptive assessment.

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

The Company recognizes revenue ratably over the license period if the number of courses that a customer has access to is not clearly defined, available, or selected at the inception of the contract, or if the contract has additional undelivered elements for which the Company does not have vendor specific objective evidence (VSOE) of the fair value of the various elements. This may occur if the customer does not specify all licensed courses at the outset, the customer chooses to wait for future licensed courses on a when and if available basis, the customer is given exchange privileges that are exercisable other than on the contract anniversaries, or the customer licenses all courses currently available and to be developed during the term of the arrangement. Nearly all the Company's contractual arrangements result in the recognition of revenue ratably over the license period.

The Company also derives revenue from extranet hosting/ASP services and online mentoring services. The Company recognizes revenue related to extranet hosting/ASP services and online mentoring services on a straight-line basis over the period in which the service agreements are provided to the extent the Company has VSOE for those services. If the Company does not have VSOE for these services, revenue from the entire arrangement, including any implementation fees, is recognized on a straight-line basis over the period in which the services are provided. For multi-element agreements where the Company provides these services, VSOE is the basis used to allocate the total fee to the elements of the arrangement.

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

The Company records deferred revenue when either cash is received or amounts have been billed in advance of products or services provided. Deferred revenue includes the unrecognized portion of revenue associated with license fees for which the Company has received payment or for which amounts have been billed and are currently due for payment in 180 days or less. In addition, deferred revenue includes amounts which have been billed and not collected for which revenue is being recognized ratably over the license period. In addition, the Company acquired approximately $47 million of deferred revenue in connection with the Merger based upon the cost to fulfill the remaining contractual and performance obligations plus a normal operating profit on fulfilling such obligations. As of July 31, 2003, $4.1 million of deferred revenue relates to the remaining balance of acquired deferred revenue.

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

                                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                                              JULY 31,                       JULY 31,
                                                   -----------------------------   ---------------------------
                                                       2003            2002            2003          2002
                                                   -------------   -------------   -------------   -----------
Risk-free interest rates                            2.84% - 3.45%   4.30% - 4.90%   2.84% - 3.45%   4.30%-5.14%
Expected dividend yield                                       --              --              --            --
Volatility factor                                             98%            105%            103%          103%
Expected lives                                           7 years         7 years         7 years       7 years
Weighted average fair value of options granted     $        3.75   $        6.48   $        3.56   $      8.52
Weighted average  remaining  contractual life of
options outstanding                                   8.04 years      8.67 years      8.04 years    8.67 years

Had compensation expense for its plans been determined consistent with SFAS No. 123, the Company's net loss and basic and diluted net loss per share would have been increased to the following pro forma amounts (in thousands, except per share data):

                                                   THREE MONTHS ENDED     SIX MONTHS ENDED
                                                        JULY 31,              JULY 31,
                                                   ------------------   -------------------
                                                     2003       2002      2003        2002
                                                   --------    ------   --------    -------
Net income (loss) --
   As reported                                     ($53,226)   $1,037   ($65,801)   $ 1,319
   Add: Stock-based compensation expense
   recognized under APB No. 25                          471       349        961        700
   Less: Total stock-based compensation expense
   determined under fair value based method for
   all awards                                        (5,220)   (1,351)    (6,478)    (5,313)
                                                   --------    ------   --------    -------
     Pro forma                                     ($57,975)   $   35   ($71,318)   ($3,294)
                                                   ========    ======   ========    =======

Basic and diluted net income (loss) per share --
   As reported                                     ($  0.53)   $ 0.02   ($  0.66)   $  0.03
                                                   ========    ======   ========    =======
   Pro forma                                       ($  0.58)   $ 0.00   ($  0.72)  ($  0.08)
                                                   ========    ======   ========    =======

Because additional option grants are expected to be made in future periods, the above pro forma disclosures may not be representative of pro forma effects on results for future periods.

6. BUSINESS COMBINATION

SKILLSOFT CORPORATION

On September 6, 2002, the Company completed the Merger with SkillSoft Corporation, a leading provider of e-Learning courseware and Referenceware for business and IT professionals. As a result of the Merger, each issued and outstanding share of common stock, par value $0.001 per share, of SkillSoft Corporation (the SkillSoft Common Stock) was automatically converted into the right to receive 2.3674 (the Exchange Ratio) validly issued and fully paid ordinary shares, nominal value E0.11 per share, of the Company, with each ordinary share represented by an American Depository Share of the Company (ADS). The Company also assumed each outstanding option to purchase SkillSoft Common Stock, which had been granted under SkillSoft Corporation's existing stock option plans, under the same exchange ratio. As discussed in Note 1, the Company determined SkillSoft Corporation to be the acquirer for accounting purposes. Therefore, the calculation of the stock consideration is calculated based on SmartForce ordinary shares and options outstanding. Consequently, this transaction resulted in the issuance of approximately 57.4 million ordinary shares (represented by ADSs) of the Company with a fair value of approximately $317.4 million, the assumption of options to purchase approximately 15.7 million ordinary shares (represented by ADSs) with a Black-Scholes fair value of approximately $38.9 million, and estimated direct transaction costs of $15.4 million. The number of ordinary shares issued and options assumed was fixed in the agreement related to the Merger and was not subject to change prior to closing. The fair value of the Company's ADSs was derived using a market price per ADS of $5.53, which was based on an average of the closing prices for a range of six trading days around the announcement date (June 10, 2002) of the acquisition. The Company paid a premium to obtain a broader distribution channel and a stronger presence in the e-Learning sector. Immediately following the Merger, the former stockholders of SkillSoft Corporation owned approximately 42% of the outstanding ordinary shares (represented by ADS's) of the Company.

Subsequent to the Merger, certain accounting matters were identified relating to the historical financial statements of SmartForce PLC (which, following the Merger, are no longer the Company's historical financial statements - see Note
1). On November 19, 2002, the Company announced its intent to restate the SmartForce PLC historical financial statements for 1999, 2000, 2001 and the first two quarters of 2002. Although the aforementioned analysis has not yet been completed, management does not believe the impact of such revisions to the purchase price and its allocation, if any, will have a material impact on the consolidated financial position or results of operations of the Company on a going forward basis.

GOTRAIN CORP.

In June 2003, the Company acquired the assets of GoTrain Corp. (GoTrain), an e-Learning business, for approximately $5.0 million in cash, which was paid during the quarter ended July 31, 2003. This acquisition resulted in allocations of purchase price to goodwill and intangible assets of $3.7 million and $1.5 million, respectively. Intangible assets allocated were the internally developed software, which is comprised of content valued at $498,000 that will be amortized over a period of 4 years and the platform valued at $512,000 that will be amortized over a period of 2 years. Intangible assets also include customer contracts valued at $518,000, which will be amortized over 4 years.

7. RESTRUCTURING AND OTHER NON-RECURRING CHARGES

MERGER AND EXIT COSTS

In connection with the Merger, the Company's management approved and initiated plans prior to December 31, 2002 to restructure the operations of pre-Merger SmartForce PLC to eliminate redundant facilities and headcount, reduce cost structure, and better align the Company's operating expenses with existing economic conditions. Consequently, the Company recorded $30.3 million of costs relating to exiting activities of pre-Merger SmartForce PLC, such as severance and related benefits, costs to vacate leased facilities and other pre-Merger liabilities. These costs were accounted for under EITF 95-3, "Recognition of Liabilities in Connection with Purchase Business Combinations." These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the purchase price, and have increased goodwill.

The reductions in employee headcount totaled approximately 632 employees from the administrative, sales, marketing and development functions, and amounted to a charge of approximately $14.5 million. Approximately $11.3 million was paid out against the exit plan accrual through July 31, 2003, and the remaining amount of $1.1 million, net of adjustments, is expected to be paid by October 2003.

In connection with the exit plan, the Company decided to abandon or downsize certain leased facilities. For the year ended January 31, 2003, facilities consolidation charges of $12.7 million, consisting of sublease losses, broker commissions and other facility costs, were recorded in connection with the downsizing and closing of sites. As of July 31, 2003, 8 sites had been vacated and 3 sites had been downsized and actions related to the remaining identified sites are scheduled to occur by the end of fiscal 2004. To determine the sublease loss, which is the loss after the Company's cost recovery efforts from subleasing the building, certain assumptions were made related to the (1) time period over which the property will remain vacant, (2) sublease terms and (3) sublease rates. The lease loss is an estimate under SFAS No. 5 "Accounting for Contingencies" and represents the low end of the range and will be adjusted in the future upon triggering events including a change in estimate of time to sublease, actual sublease rates, etc. The Company has estimated that the high end of the lease loss could be $16.4 million if operating lease rental rates continue to decrease in these markets or should it take longer than expected to find a suitable tenant to sublease the facility.

During the six month period ended July 31, 2003, activity in the Company's merger and exit costs, which are included in accrued expenses (see Note 15), was as follows (in thousands):

                               EMPLOYEE
                             SEVERANCE AND   CLOSEDOWN OF
                             RELATED COSTS    FACILITIES       OTHER         TOTAL
                             -------------   ------------      -----         -----
Merger and exit accrual
January 31, 2003               $  5,967        $ 11,383      $  1,209      $ 18,559
Payments made during the
Quarter ended
April 30, 2003                   (2,039)         (1,085)          (83)       (3,207)
Adjustments to accrual           (2,125)                                     (2,125)
                               --------        --------      --------      --------
Merger and exit
accrual  April 30, 2003        $  1,803        $ 10,298      $  1,126      $ 13,227
Payments made during the
three month period ended
July 31, 2003                      (618)           (647)         (107)       (1,372)
Adjustment to accrual               (63)            309          (946)         (700)
                               --------        --------      --------      --------
Merger and exit accrual
 July 31, 2003                 $  1,122        $  9,960      $     73      $ 11,155
                               ========        ========      =========     ========

The adjustment to the merger and exit accrual was primarily due to the settlement of certain liabilities at amounts less than initially recorded.

The Company anticipates that the remainder of the merger and exit accrual will be paid out by October 2011 as follows (in thousands):

Year ended January 31, 2004       $   5,327
Year ended January 31, 2005           4,317
Year ended January 31, 2006             671
Year ended January 31, 2007             260
Year ended January 31, 2008             156
Thereafter                              424
                                  ---------
Total                             $  11,155
                                  =========

RESTRUCTURING AND OTHER NON-RECURRING CHARGES

The Company recorded a $14.2 million restructuring charge for the year ended January 31, 2003, which was included in the statement of operations. Approximately $10.2 million of this charge represents the compensation cost of terminated SmartForce PLC employees for services rendered from the date of the Merger through such employees' termination dates and certain other non-recurring compensation costs to terminated and continuing employees of the Company. Also included in the $14.2 million charge are certain other non-recurring costs incurred by SkillSoft Corporation as a result of the Merger. These costs primarily consist of employee severance and related costs and contractual obligations. Payments made under these obligations through January 31, 2003 and the six month period ended July 31, 2003 aggregated approximately $9.4 million and $2.6 million, respectively.

During the six months ended July 31, 2003, the Company recorded an additional $1.6 million of charges related to further restructuring of the pre-Merger SmartForce PLC operations. These restructuring costs included additional compensation to pre-Merger SmartForce PLC employees as well as additional non-recurring costs as a result of the Merger.During the six month period ended July 31, 2003, activity in the Company's restructuring provision related to the Merger was as follows (in thousands):

                                         EMPLOYEE SEVERANCE   CONTRACTUAL
                                          AND RELATED COSTS   OBLIGATIONS     TOTAL
                                         ------------------   -----------    -------
Restructuring  provision
 January 31, 2003                              $ 1,129          $ 1,556      $ 2,685
Payments made during the quarter ended
April 30, 2003                                  (1,479)            (735)      (2,214)
Restructuring charge for the quarter
ended April 30, 2003                               604              589        1,193
                                               -------          -------      -------
Restructuring provision April 30, 2003             254            1,410        1,664

Payments made during the quarter ended
July 31, 2003                                     (577)          (1,367)      (1,944)
Restructuring charge for quarter ended
July 31, 2003                                      323               41          364
                                               -------          -------      -------
Restructuring provision July 31, 2003          $    --          $    84      $    84
                                               =======          =======      =======

The Company anticipates that the remainder of the restructuring accrual will be paid out by January 2004.

The restructuring charges for the three and six months ended July 31, 2003 would have been allocated as follows had the Company recorded the expense within the functional department of the restructured activities (in thousands):

                                                     THREE MONTHS ENDED                SIX MONTHS ENDED
                                                        JULY 31, 2003                    JULY 31, 2003
                                                     ------------------                ----------------
Cost of sales                                              $ --                             $   --
Research and development                                     28                                 87
Sales and marketing                                         135                                417
General and administrative                                  201                              1,053
                                                           ----                             ------
Total                                                      $364                             $1,557
                                                           ====                             ======

For the three and six months ended July 31, 2003, the Company recorded $4.6 million and $10.0 million, respectively, in expenses related to the restatement of the historical SmartForce PLC financial statements. These expenses consisted primarily of professional fees, including legal, accounting and consulting fees. The majority of these expenses were paid as incurred in the period. The Company expects to incur additional costs related to the restatement of the historical SmartForce PLC financial statements, which will be expensed as incurred.

8. GOODWILL AND INTANGIBLE ASSETS

On February 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets." As a result, the Company annually evaluates goodwill for impairment. The Company also evaluates goodwill whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from estimated future cash flows.

Goodwill and intangible assets are as follows (in thousands):

                                        JULY 31, 2003                         JANUARY 31, 2003
                              ----------------------------------     ----------------------------------
                                GROSS                     NET         GROSS                      NET
                              CARRYING   ACCUMULATED    CARRYING     CARRYING   ACCUMULATED    CARRYING
                               AMOUNT    AMORTIZATION    AMOUNT       AMOUNT    AMORTIZATION    AMOUNT
                              --------   ------------   --------     --------   ------------   --------
Internally developed          $ 26,610     $  6,133     $ 20,477     $ 25,600     $  2,822     $ 22,778
software/courseware
Customer contracts              13,018        3,501        9,517       12,500        1,888       10,612
Trademarks and trade name          900           --          900          900           --          900
                              --------     --------     --------     --------     --------     --------
                                40,528        9,634       30,894       39,000        4,710       34,290
Goodwill                       124,695           --      124,695      119,427           --      119,427
                              --------     --------     --------     --------     --------     --------
                              $165,223     $  9,634     $155,589     $158,427     $  4,710     $153,717
                              ========     ========     ========     ========     ========     ========

The change in goodwill at July 31, 2003 from the amount recorded at January 31, 2003 was due to the settlement of certain liabilities at amounts less than initially recorded and collections of accounts receivable in excess of the estimated realizable value at the purchase date.

Amortization expense for the three and six months ended July 31, 2003 and the fiscal year ended January 31, 2003 is as follows (in thousands):

                                THREE MONTHS ENDED         SIX MONTHS ENDED          FISCAL YEAR ENDED
                                   JULY 31, 2003            JULY 31, 2003             JANUARY 31, 2003
                                ------------------         ----------------          -----------------
Internally developed
software/courseware                   $1,698                   $3,311                      $2,805
Customer contracts                       820                    1,613                       1,878
                                      ------                   ------                      ------
                                      $2,518                   $4,924                      $4,683
                                      ======                   ======                      ======

Amortization expense for the next five fiscal years is expected to be as follows (in thousands):

FISCAL YEAR            AMORTIZATION EXPENSE
-----------            --------------------
    2004                   $   10,073
    2005                        9,574
    2006                        8,592
    2007                        5,345
    2008                        1,321
 Thereafter                        12

The Company will be conducting its annual impairment test of goodwill in the fourth quarter of the fiscal year ending January 31, 2004.

9. COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, "Reporting Comprehensive Income", requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period resulting from transactions, other events and circumstances related to non-owner sources. The components of comprehensive income (loss) for the three and six months ended July 31, 2003 and 2002 are as follows:

                                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                                               JULY 31,                    JULY 31,
                                                        ----------------------      ----------------------
                                                          2003          2002          2003          2002
                                                        --------      --------      --------      --------
Comprehensive income (loss):
   Net income (loss)                                    ($53,226)     $  1,037      ($65,801)     $  1,319
Other comprehensive loss -
   Foreign currency adjustment                               567           (12)          549           (44)
   Unrealized holding gains during the period                 50            --           208            --
   Less: reclassification adjustment for gains
   included in net income                                     --            --        (1,984)           --
                                                        --------      --------      --------      --------
Comprehensive income (loss)                             ($52,609)     $  1,025      ($67,028)     $  1,275
                                                        ========      ========      ========      ========

10.  NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share was computed using the weighted average number of shares outstanding during the period. Diluted net income (loss) per share was computed by giving effect to all dilutive, potential shares outstanding. Basic and diluted net loss per share for both the three and six months ended July 31, 2003 are the same as outstanding options, and unvested restricted shares, which aggregated 25,291,366, are antidilutive as the Company has recorded a net loss for the period. Given the Company was in a loss position for the three and six months ended July 31, 2003, the effective dilutive shares outstanding of 3,067,106 and 1,090,564, respectfully, were excluded from the calculation of weighted average shares outstanding. As a result of the reverse acquisition, historical SkillSoft Corporation shares have been restated into SmartForce ADSs using the exchange ratio of one SkillSoft Corporation share per 2.3674 SmartForce ADSs. Historical SkillSoft Corporation shares for all periods presented have been adjusted to reflect this exchange ratio. Basic net income
(loss) per share and diluted net loss per share are calculated using the following:

                                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                                                       JULY 31,                     JULY 31,
                                              -------------------------     -------------------------
                                                 2003           2002           2003           2002
                                              ----------     ----------     ----------     ----------
Basic weighted average shares outstanding     99,615,128     41,528,547     99,609,891     41,566,272
Effect of dilutive shares outstanding                 --        806,434             --      1,417,762
                                              ----------     ----------     ----------     ----------
Weighted average shares outstanding, as
adjusted                                      99,615,128     42,334,981     99,609,891     42,984,034
                                              ==========     ==========     ==========     ==========

11.  INCOME TAXES

The Company operates as a holding company with operating subsidiaries in several countries, and each subsidiary is taxed based on the laws of the jurisdiction in which it operates.

The Company has significant net operating loss (NOL) carryforwards, which are subject to potential limitations based upon change in control provisions of
Section 382 of the Internal Revenue Code, as amended.

The provision for income taxes in the three and six month periods ended July 31, 2003 of $150,000 and $379,000, respectively, relates to income generated in foreign countries, which cannot be offset through loss carryforwards.

12.  COMMITMENTS AND CONTINGENCIES

See Part II - Item 1, entitled "Legal Proceedings", for a description of material litigation involving the Company.

13.  DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE

The Company follows the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 established standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to shareholders. SFAS No. 131 also established standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions of how to allocate resources and assess performance. The Company's chief operating decision makers, as defined under SFAS No. 131, are the Chief Executive Officer and the Chief Financial Officer. Prior to the Merger, the Company had viewed its operations and managed its business as principally one operating segment. Subsequent to the Merger, the Company has viewed its operations and manages its business as principally two operating segments -- multi-modal learning and retail certification.

Revenue for the three and six months ended July 31, 2003 for the multi-modal learning and retail certification segments was $41.9 million and $3.2 million and $83.1 million and $5.6 million, respectively. The net loss for the three and six months ended July 31, 2003 for the multi-modal learning and retail certification segments was $52.4 million and $864,000 and $63.4 and $2.4 million, respectively.

The Company attributes revenues to different geographical areas on the basis of the location of the customer. Revenues by geographical area are as follows (in thousands):

                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                  JULY 31,                 JULY 31,
                            -------------------     -------------------
                             2003        2002        2003        2002
                            -------     -------     -------     -------
Revenue:
  United States             $35,356     $13,036     $71,996     $24,565
  United Kingdom              3,234       1,447       5,196       2,930
  Canada                      1,674         193       2,619         551
  Europe, excluding UK        3,685          --       7,032          --
  Australia/New Zealand         951         739       1,568       1,174
  Other                         209          --         311          --
                            -------     -------     -------     -------
    Total revenue           $45,109     $15,415     $88,722     $29,220
                            =======     =======     =======     =======

Long-lived tangible assets at international facilities are not significant. There have been no material changes in total assets of either the multi-modal learning or retail certification segments from the amount reported at January 31, 2003.

14.  OTHER MATTERS

In the six months ended July 31, 2003, the Company reached an agreement with IP Learn relating to an alleged infringement of certain patent related matters. Under the terms of the agreement, the Company made a cash payment and is required to issue ordinary shares (which will be represented by restricted ADSs) to IP Learn. The Company has recorded an expense of $2,250,000, which is net of expected insurance proceeds, in general and administrative expenses as of April 30, 2003. The cash payment due under this agreement was paid in the quarter ended July 31, 2003.

On July 31, 2003, the Company entered into a settlement agreement, which will result in a final dismissal and termination of the NETg litigation discussed in
Part II - Item 1. Under the terms of the agreement, the Company has agreed to pay a total of $44,000,000 in two equal installments of $22,000,000. The Company made the first payment of $22,000,000 on July 25, 2003. The second payment of $22,000,000 is due July 21, 2004 and is included in accrued expenses at July 31, 2003. The Company has expensed this settlement in the three months ended July 31, 2003.

15.  ACCRUED EXPENSES

Accrued expenses in the accompanying condensed combined balance sheets consist of the following (in thousands):

                                            JULY 31, 2003          JANUARY 31, 2003
                                            -------------          ----------------
Accrued compensation and benefits            $   11,234              $      16,655
Professional fees                                 7,914                     10,121
Accrued merger related costs                      7,772                     12,304
Accrued accounts payable                          2,099                      8,300
Accrued litigation settlements                   22,755                         --
Other                                            12,448                     12,441
                                             ----------              -------------
    Total Accrued Expenses                   $   64,222              $      59,821
                                             ==========              =============

16.  LINE OF CREDIT

On June 24, 2003, the Company executed a $25 million one-year, secured line of credit from a bank. Under the terms of the line of credit, the facility is to be initially secured by $25 million in cash held in a certificate of deposit, plus a first security interest in all domestic business assets. The cash held in the certificate of deposit is to be released on a quarterly basis beginning the quarter following the achievement of two consecutive minimum levels of operating income. All borrowings under the line of credit bear interest at the lesser of the bank's prime rate or the 30 or 60-day LIBOR rate plus 2.75%. In addition, the line of credit contains certain financial and non-financial covenants. At July 31, 2003 the company is in compliance with all financial and non - financial covenants. As of July 31, 2003 there were no borrowings on the line of credit.

17.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

The merger of SmartForce PLC and SkillSoft Corporation (the Merger) closed on September 6, 2002. For accounting purposes, the Merger was accounted for as a reverse acquisition, with SkillSoft Corporation as the accounting acquirer. The historical financial statements of SkillSoft Corporation have become our historical financial statements, and the results of operations of SkillSoft PLC (formerly known as SmartForce PLC) are included in our results of operations only from September 6, 2002. For accounting purposes, the purchase price was approximately $371.7 million, which consisted of the value of stock and options issued, and transaction and merger costs. The excess purchase price over the net tangible assets was primarily allocated to goodwill, content and customer base.

A primary reason for the increase in our revenue and operating expenses from the three and six months ended July 31, 2002 to the three and six months ended July 31, 2003 is the inclusion of the operating results of SkillSoft PLC. We operate as two reporting segments: multi-modal learning and retail certification. These reporting units are not discussed separately as the impact on the comparison of financial results from period to period is not significant.

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

Generally, the pricing for our MML licenses varies based on the choice of MML, content offering selected by the customer, the number of users within the customer's organization and the length of the license agreement. Our MML license provides customers access to a full range of learning products including courseware, Referenceware, simulations, mentoring and prescriptive assessment.

A Referenceware license from our subsidiary Books24x7.com, Inc. (Books) gives users access to the full library within one or more collections (ITPro, BusinessPro, FinancePro and OfficeEssentials). Generally, the pricing for our Referenceware licenses varies based on the collections specified by a customer, the number of users within the customer's organization and the length of the license agreement.

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

We recognize revenue ratably over the license period if the number of courses that a customer has access to is not clearly defined, available, or selected at the inception of the contract, or if the contract has additional undelivered elements for which we do not have vendor specific objective evidence (VSOE) of the fair value of the various elements. This may occur if the customer does not specify all licensed courses at the outset, the customer chooses to wait for future licensed courses on a when and if available basis, the customer is given exchange privileges that are exercisable other than on the contract anniversaries, or the customer licenses all courses currently available and to be developed during the term of the arrangement. Nearly all of our contractual arrangements result in the recognition of revenue ratably over the license period.

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

Cost of revenue includes the cost of materials (such as storage media), packaging, shipping and handling, CD duplication, the cost of online mentoring and hosting services, royalties and certain infrastructure and occupancy expenses. We generally recognize these costs as incurred. Research and development expenses consist primarily of salaries and benefits, certain infrastructure and occupancy expenses, fees to consultants and course content development fees. We account for software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," which requires the capitalization of certain computer software development costs incurred after technological feasibility is established. To date, development costs after establishment of technological feasibility have been immaterial, and we have expensed all software development costs as incurred. Selling and marketing expenses consist primarily of salaries, commissions and benefits, advertising and promotion, travel and certain infrastructure and occupancy expenses. General and administrative expenses consist primarily of salaries and benefits, consulting and service expenses, legal expenses, other public company costs and certain infrastructure and occupancy expenses.

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

Restructuring and other non-recurring charges primarily consist of compensation cost of severed SmartForce employees for services rendered from the date of the Merger through July 31, 2003 and prior to such employees' termination dates and certain other non-recurring compensation costs to terminated and continuing employees. Additionally, these charges include expenses associated with the pending restatement of SmartForce's financial statements for 1999, 2000, 2001 and the first two quarters of 2002. See Note 6 of the Notes to the Condensed Consolidated Financial Statements.

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

Our management uses its judgment concerning the satisfaction of these criteria, particularly the criteria relating to the determination of when delivery has occurred and the criteria relating to the collectibility of the receivables relating to such sales. Should changes and conditions cause management to determine that these criteria are not met for certain future transactions, revenue recognized for any period could be adversely affected. However, this is mitigated by the fact that nearly all of our revenue is recognized ratably over the term of the respective license. Please see the discussion under the "Overview" section of this Item 2 concerning how we recognize revenue.

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

    LEGAL CONTINGENCIES

We are currently involved in certain legal proceedings. In connection with these legal proceedings, which we discuss in Part II -- Item 1, our management periodically reviews estimates of potential costs to be incurred by us in connection with the adjudication or settlement, if any, of these proceedings. These estimates are developed in consultation with our outside counsel and are based on an analysis of potential litigation outcomes and settlement strategies. In accordance with SFAS No. 5, "Accounting for Contingencies", loss contingencies are accrued if, in the opinion of our management, an adverse outcome is probable and such outcome can be reasonably estimated. We do not currently have a basis for concluding that these proceedings will have a material adverse effect on our financial position; however, it is possible that future results for any particular quarter or annual period may be materially adversely affected by changes in our assumptions or the effectiveness of our strategies relating to these proceedings.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2003 VERSUS THREE MONTHS ENDED JULY 31, 2002

Revenue increased $29.7 million, or 193%, to $45.1 million in the three months ended July 31, 2003 from $15.4 million in the three months ended July 31, 2002. This increase was due primarily to the addition of revenue from SmartForce's historical customer base. To a lesser extent, this increase resulted from our new customers and increased revenue from existing customers.

Cost of revenue increased $3.2 million, or 325%, to $4.2 million in the three months ended July 31, 2003 from $984,000 in the three months ended July 31, 2002. Cost of revenue as a percentage of total revenue was 9% for the three months ended July 31, 2003 compared to 6% for the three months ended July 31, 2002. These increases were primarily due to increased costs of supporting the SmartForce hosting business, royalty fees associated with SmartForce's IT product line and, to a lesser extent, our Referenceware product line.

Research and development increased $9.0 million, or 238%, to $12.7 million in the three months ended July 31, 2003 from $3.7 million in the three months ended July 31, 2002. Research and development expenses as a percentage of total revenue increased to 28% in the three months ended July 31, 2003 from 24% in the three months ended July 31, 2002. This increase was primarily due to the addition of SmartForce's development organization and the ongoing efforts of modifying the SmartForce content. We believe our outsourcing strategy for some of our courses provides us significant flexibility to control these costs and although we expect research and development expenses to continue to increase, we expect that they will decrease as a percentage of revenue.

Selling and marketing expenses increased $15.3 million, or 195%, to $23.2 million in the three months ended July 31, 2003 from $7.9 million in the three months ended July 31, 2002. Selling and marketing expenses as a percentage of total revenue remained essentially the same at 51% in the three months ended July 31, 2003 and July 31, 2002. Selling and marketing expenses increased due to the addition of SmartForce's sales and marketing organization and related costs. We believe that a significant investment in selling and marketing to expand our distribution channels worldwide is required to remain competitive, and we therefore expect selling and marketing expenses to increase in amount but decrease as a percentage of revenue.

General and administrative expenses increased $4.6 million, or 260%, to $6.4 million in the three months ended July 31, 2003 from $1.8 million in the three months ended July 31, 2002. General and administrative expenses as a percentage of total revenue increased to 14% in the three months ended July 31, 2003 from 12% in the three months ended July 31, 2002. General and administrative expenses increased primarily as a result of the Merger. We anticipate that general and administrative expenses will decrease in absolute dollars as efficiencies from the Merger are achieved, which would be offset in part by the increased costs of operations being faced by public companies.

Litigation settlement expenses were $44.0 million in the three months ended July 31, 2003. This directly related to the settlement with NETg which will result a final dismissal and termination of the litigation. Please see "Legal Proceedings" in Part II - Item 1.

Amortization of intangible assets was $2.5 million in the three months ended July 31, 2003 and $81,000 in the three months ended July 31, 2002. The primary reason for the increase was the additional amortization related to intangibles acquired in both the Merger and the acquisition of GoTrain Corp. (GoTrain)., an e-Learning business, in June 2003

Stock-based compensation expense increased to $471,000 in the three months ended July 31, 2003 from $349,000 in the three months ended July 31, 2002. The increase reflects additional deferred compensation expense as a result of the Merger. The expense was primarily the result of amortization of deferred compensation resulting from granting of stock options to employees at exercise prices below the fair market value of the stock and the sale of restricted common stock with sales prices below the fair market value of the stock. The stock options granted and restricted stock sold at prices below fair market value of the stock were granted by SkillSoft Corporation prior to its initial public offering and by Books prior to its acquisition by SkillSoft Corporation in December 2001.

Restructuring and other non-recurring charges were $5.0 million in the three months ended July 31, 2003. These charges include approximately $400,000 in additional charges related to further restructuring of the pre-merger SmartForce PLC operations and $4.6 million related to the pending restatement of the historical SmartForce PLC financial statements.

Interest income, net decreased to $231,000 in the three months ended July 31, 2003 from $417,000 in the three months ended July 31, 2002. This decrease was primarily due to lower interest rates on our cash and cash equivalents and investments.

SIX MONTHS ENDED JULY 31, 2003 VERSUS SIX MONTHS ENDED JULY 31, 2002

Revenue increased $59.5 million, or 204%, to $88.7 million in the six months ended July 31, 2003 from $29.2 million in the six months ended July 31, 2002. This increase was due primarily to the addition of revenue from SmartForce's historical customer base. To a lesser extent, this increase resulted from our new customers and increased revenue from existing customers.

Cost of revenue increased $7.9 million, or 431%, to $9.7 million in the six months ended July 31, 2003 from $1.8 million in the six months ended July 31, 2002. Cost of revenue as a percentage of total revenue was 11% for the six months ended July 31, 2003 compared to 6% for the six months ended July 31, 2002. These increases were primarily due to increased costs of supporting the SmartForce hosting business, royalty fees associated with SmartForce's IT product line and, to a lesser extent, our Referenceware product line.

Research and development increased $18.2 million, or 254%, to $25.4 million in the six months ended July 31, 2003 from $7.2 million in the six months ended July 31, 2002. Research and development expenses as a percentage of total revenue increased to 29% in the six months ended July 31, 2003 from 25% in the six months ended July 31, 2002. This increase was primarily due to the addition of SmartForce's development organization and the ongoing efforts of modifying the SmartForce content.

Selling and marketing expenses increased $31.3 million, or 205%, to $46.6 million in the six months ended July 31, 2003 from $15.3 million in the six months ended July 31, 2002. Selling and marketing expenses as a percentage of total revenue was 52% in the six months ended July 31, 2003 and July 31, 2002. Selling and marketing expenses increased due to the addition of SmartForce's sales and marketing organization and related costs.

General and administrative expenses increased $9.5 million, or 264%, to $13.1 million in the six months ended July 31, 2003 from $3.6 million in the six months ended July 31, 2002. General and administrative expenses as a percentage of total revenue increased to 15% in the six months ended July 31, 2003 from 12% in the six months ended July 31, 2002. General and administrative expenses increased primarily as a result of the Merger. We anticipate that general and administrative expenses will decrease in absolute dollars as efficiencies from the Merger are achieved, which would be offset in part by the increased costs of operations being faced by public companies.

Litigation settlement expenses were $46.3 million in the six months ended July 31, 2003. Litigation settlement expenses were comprised of $44.0 million related to the settlement with NETg, and $2.3 million related to the settlement with IP Learn. Please see "Legal Proceedings" in Part II - Item 1.

Amortization of intangible assets was $4.9 million in the six months ended July 31, 2003 and $162,000 during the six months ended July 31, 2002. The primary reason for the increase was the additional amortization related to intangibles acquired in both the Merger and the acquisition of GoTrain.

Stock-based compensation expense increased to $961,000 in the six months ended July 31, 2003 from $700,000 in the six months ended July 31, 2002. The increase reflects additional deferred compensation expense as a result of the Merger. The expense was primarily the result of amortization of deferred compensation resulting from granting of stock options to employees at exercise prices below the fair market value of the stock and the sale of restricted common stock with sales prices below the fair market value of the stock. The stock options granted and restricted stock sold at prices below fair market value of the stock were granted by SkillSoft Corporation prior to its initial public offering and by Books prior to its acquisition by SkillSoft Corporation in December 2001.

Restructuring and other non-recurring charges were $11.5 million in the six months ended July 31, 2003. These charges include an additional $1.5 million related to further restructuring of the pre-merger SmartForce PLC operations and $10.0 million related to the pending restatement of the historical SmartForce PLC financial statements.

Interest income, net decreased to $594,000 in the six months ended July 31, 2003 from $830,000 in the six months ended July 31, 2002. This decrease was primarily due to lower interest rates on our cash and cash equivalents and investments.

Gain on sale of investments, net was $3.7 million for the six months ended July 31, 2003. This was primarily related to a gain of $3.6 million from the sale of a certain investment.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2003, our principal source of liquidity was our cash and cash equivalents and short-term investments, which totaled $56.8 million. In addition we have $25 million in restricted cash securing our line of credit, against which no borrowings are outstanding.

Net cash used in operating activities was $40.9 million and $4.6 million for the six months ended July 31, 2003 and 2002, respectively. Our net cash used for the six months ended July 31, 2003 reflects primarily our net loss of $65.8 million, partially offset by a decrease of $14.5 million in accounts receivable as a result of increased collections, and $9.8 million in depreciation and amortization of intangible assets.

Cash provided by investing activities was $32.1 million and $1.0 million for the six months ended July 31, 2003 and 2002, respectively. Maturation of investments and sales of investments, net of purchases (short and long-term), generated a net cash inflow of approximately $63.0 million in the six months ended July 31, 2003 compared to a net cash inflow of approximately $4.7 million in the six months ended July 31, 2002. This was offset by the designation of $25.0 million as restricted cash to secure a line of credit and $5.0 million used to purchase GoTrain.

Cash provided by financing activities was $58,000 and $1.0 million for the six months ended July 31, 2003 and 2002, respectively. For the six months ended July 31, 2002, these proceeds related to the exercise of stock options and purchases under the employee stock purchase plan, as well as payments on notes receivable related to restricted stock.

Working capital was approximately ($30.2) million and $31.8 million as of July 31, 2003 and January 31, 2003, respectively. The decrease in working capital in the quarter ended July 31, 2003 was primarily due to the $22.0 million cash payment to NETg and the accrual of the final $22.0 million payment to NETg, which is scheduled to occur in the second quarter of fiscal year 2005. In addition, the working capital decreased by $5.0 million due to the acquisition of GoTrain. Total assets were approximately $317.4 million and $378.1 million as of July 31, 2003 and January 31, 2003, respectively. As of July 31, 2003, goodwill and separately identifiable intangible assets were $155.6 million and $153.7 million, respectively.

On June 24, 2003, we executed a $25 million one-year, secured line of credit from a bank. Under the terms of the line of credit, the facility is to be initially secured by $25 million in cash held in a certificate of deposit in the amount of the line, plus a first security interest in all domestic business assets. The cash held in the certificate of deposit is to be released on a quarterly basis beginning the quarter following the achievement of two consecutive minimum levels of operating income. All borrowings under the line of credit bear interest at the lesser of the bank's prime rate or the 30 or 60-day LIBOR rate plus 2.75%. As of July 31, 2003 there were no amounts outstanding under the line of credit.

As of January 31, 2003, we had worldwide net operating loss carryforwards, which are subject to potential limitations based upon change in control provisions of
Section 382 of the Internal Revenue Code, of approximately $359 million for income tax purposes available to reduce future taxable income, if any.

We lease certain of our facilities and certain equipment and furniture under operating lease agreements that expire at various dates through 2023. Future minimum lease payments, net of estimated rentals, under these agreements are as follow (in thousands):

FISCAL YEAR ENDING JANUARY 31:                   FACILITIES           OTHER               TOTAL
2004                                             $    6,051        $     1,695         $      7,746
2005                                                  5,291                814                6,105
2006                                                  4,098                 77                4,175
2007                                                  3,344                 12                3,356
2008                                                  3,199                  2                3,201
Thereafter                                           11,366                 --               11,366
                                                 ----------        -----------         ------------
TOTAL                                            $   33,349        $     2,600         $     35,949

We have entered into long-term agreements with third parties to provide content and subject matter expertise. In connection with these agreements, our minimum obligations are approximately $5.8 million and $2.3 million for the fiscal years ending January 31, 2004 and 2005, respectively.

We expect to continue to experience significant growth in capital expenditures and operating expenses, particularly sales and marketing and product development expenses, for the foreseeable future in order to execute our business plan. To the extent that our execution of the business plan results in increased sales, we expect to experience corresponding increases in deferred revenue and prepaid expenses. We expect that the principal sources of funding for our operating expenses, capital expenditures and other liquidity needs will be a combination of our available cash equivalents and marketable securities (which totaled $56.8 million as of July 31, 2003) and funds generated from operations. Approximately $1.4 million was paid out during the quarter ended July 31, 2003 against the accrual established to restructure the operations of pre-merger SmartForce PLC. Approximately $5.3 million of the $30.3 million exit plan accrual is expected to be paid by January 2004, and the remaining value of approximately $5.8 million is expected to be disbursed through October 2011. In addition, in June 2003, we acquired the assets of GoTrain for approximately $5.0 million in cash, which was paid during the second quarter. We also reached a litigation settlement agreement in July 2003, which required a cash payment of approximately $22.0 million. We believe our current funds and expected cash flows from operating activities will be sufficient to fund our operations for at least the next 12 months. However, there are a number of factors that may negatively impact our available sources of funds including unfavorable outcomes or settlements of pending litigation. The amount of cash generated from operations will be dependent upon the successful execution of our business plan and worldwide economic conditions. In addition, our cash needs may increase due to factors such as unanticipated developments in our business or significant acquisitions.

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

WE HAVE IDENTIFIED SIGNIFICANT DEFICIENCIES IN OUR DISCLOSURE CONTROLS AND PROCEDURES AND INTERNAL CONTROLS.

During the process of integrating the business processes, human resources, disclosure controls and procedures and internal controls of SmartForce PLC and SkillSoft Corporation following the Merger, significant deficiencies in disclosure controls and procedures and internal controls were identified predominantly with respect to financial reporting at non-U.S. subsidiaries of the former SmartForce PLC and our ability to process the consolidated financial closing cycle. Our independent auditors have informed us that they believe we have material weaknesses and reportable conditions in internal controls in certain of these areas. These deficiencies have resulted in a significant strain to the internal resources and on the infrastructure of the finance organization and adversely impacted both the year-end and quarter-end financial closing process. While permanent resources and account process improvements have been and will continue to be added and implemented to improve the non-U.S. finance operations, the financial closing process and the overall internal control environment, additional changes to the disclosure controls and procedures and internal controls will be on-going.

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

    RISKS RELATED TO THE OPERATION OF OUR BUSINESS

WE AND SKILLSOFT CORPORATION HAVE EXPERIENCED NET LOSSES IN THE PAST, AND WE MAY BE UNABLE TO ACHIEVE OR MAINTAIN PROFITABILITY.

SmartForce incurred substantial net losses both recently and in the past, including net losses of $37.7 million in the three months ended June 30, 2002 and $19.1 million in the three months ended March 31, 2002. SkillSoft Corporation incurred substantial net losses in every fiscal quarter prior to its fiscal quarter ended January 31, 2002. In addition, the combined company recorded a net loss of $284 million for the fiscal year ended January 31, 2003 and $65.8 million for the six months ended July 31, 2003. We expect to incur significant expenses in connection with the completion of the migration to a unified platform and the continued expansion of this combined business, and, as a result, the business will need to generate significant revenues to achieve and maintain profitability. We cannot guarantee whether our combined business will achieve or sustain profitability in any future period.

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

    -   product or service quality problems;

    - seasonality - due to the budget and purchasing cycles of our customers, we expect our revenue and operating results will generally be strongest in the fourth quarter of our fiscal year and weakest in the first quarter;

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

OUR RESTRUCTURING PLANS MAY BE INEFFECTIVE OR MAY LIMIT OUR ABILITY TO COMPETE.

In connection with the Merger, we recorded $30.3 million in merger and exit costs and $30.8 million of restructuring and other non-recurring charges. There are several risks inherent in these efforts to transition to a new cost structure. These include the risk that we will not be successful in restoring profitability, and hence we may have to undertake further restructuring initiatives that would entail additional charges and create additional risks. In addition, there is the risk that cost-cutting initiatives will impair our ability to effectively develop and market products and remain competitive. Each of the above measures could have long-term effects on our business by reducing our pool of talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel. These circumstances could cause our earnings to be lower than they otherwise might be.

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

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of July 31, 2003, we did not use derivative financial instruments for speculative or trading purposes.

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

ITEM 4. - CONTROLS AND PROCEDURES

Following the merger of SmartForce PLC and SkillSoft Corporation on September 6, 2002, we integrated the business processes, human resources, disclosure controls and procedures, and internal controls of the two companies. During this process, significant deficiencies in disclosure controls and procedures and internal controls were identified predominantly with respect to financial reporting at non-U.S. subsidiaries of the former SmartForce PLC and our ability to process the consolidated financial closing cycle. These deficiencies resulted in a significant strain to the internal resources and on the infrastructure of the finance organization and adversely impacted both the year-end and quarter-end financial closing process. External resources were engaged to assist management in both the year-end and quarter-end financial closing process and in identifying areas for improvement. In addition, permanent resources and accounting process improvements have been and will continue to be added and implemented to improve the non-U.S. finance operations, the financial closing process, and the overall internal control environment.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, and with the assistance of outside consultants, we evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2003. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures needed significant improvements with respect to certain aspects of our financial reporting at predominantly the non-U.S. subsidiaries of the former SmartForce PLC and in our ability to process the consolidated financial closing cycle. Our independent auditors have informed us that they believe we have material weaknesses and reportable conditions in internal controls in certain of these areas. We have implemented interim mitigating control procedures as part of the process of preparing our financial statements for the quarter ended July 31, 2003 and the year ended January 31, 2003. Although the Company continues to make progress in these areas, the Company continues to utilize outside resources to support its accounting and finance department. The Company believes that further improvements in its processes will be required.

Except as noted above, no change in our internal control over financial reporting occurred during the fiscal quarter ended July 31, 2003 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

At the end of our fiscal third quarter of 1998, several purported class action lawsuits were filed in the United States District Court for the Northern District of California against us, one of our subsidiaries and certain of our former and current officers and directors alleging violations of the federal securities laws. It has been alleged in these lawsuits that we misrepresented or omitted to state material facts regarding our business and financial condition and prospects in order to artificially inflate and maintain the price of our ADSs, and misrepresented or omitted to state material facts in our registration statement and prospectus issued in connection with our merger with ForeFront, which also is alleged to have artificially inflated the price of our ADSs. The court has set a trial date of November 2003. We believe that we have meritorious defenses to these actions and intend to vigorously defend ourselves against them. Although we cannot presently determine the outcome of these actions, an adverse resolution of these matters could significantly negatively impact our financial position and results of operations.

NETG LITIGATION

Our subsidiary, SkillSoft Corporation, several of its executive officers and key employees, and a former major investor of SkillSoft Corporation are named as defendants in a lawsuit pending in the Circuit Court of Cook County, Illinois filed by National Education Training Group, Inc. (NETg), the former employer of several of those individuals (the NETg State Court Litigation). The claims seek injunctive relief against SkillSoft Corporation and Messrs. Moran, Nine, Townsend, Brown and Ritze and Ms. Hovis and demand the return, and no future use by SkillSoft Corporation and these defendants, of the alleged trade secrets. The claims also seek compensatory damages of $400 million, exemplary damages in the additional amount of $400 million, additional compensatory, incidental and consequential damages in an unspecified amount and punitive damages of $50 million or such other amount as the court deems just or appropriate. In addition, on July 26, 2000, NETg filed suit against SkillSoft Corporation in the United States District Court for the Northern District of Illinois alleging that SkillSoft Corporation's educational and training software products infringe United States Patent No. 6,039,575, which was issued on March 21, 2000 and is allegedly owned by NETg. The complaint seeks both monetary damages and injunctive relief (the NETg Patent Litigation). The details of the NETg State Court Litigation and the NETg Patent Litigation are set forth more fully in our Quarterly Report on Form 10-Q for the period ended April 30, 2003.

On July 21, 2003, the parties entered into a settlement agreement which will result in a final dismissal and termination of the NETg State Court Litigation and the NETg Patent Litigation. Under the terms of the settlement agreement, we have agreed to pay NETg an aggregate of $44 million in two payments of $22 million each. We made the first payment on July 25, 2003. The second payment is due on July 21, 2004. We also agreed not to make certain specific modifications to our information technology training courseware for a limited period of time. In exchange, SkillSoft Corporation and the other defendants received complete but conditional releases from any liability relating to the subject matter of the NETg State Court Litigation or the NETg Patent Litigation, or with certain exceptions, based on or arising from the alleged use of any alleged NETg intellectual property. We also received a perpetual, non-transferable, non-exclusive license to develop, use, sell, offer for sale, lease or offer to lease products or services containing or embodying certain NETg technology or inventions disclosed or described in certain NETg patent applications. Under the terms of the settlement agreement, if NETg is not compelled to return the first $22 million payment on or before October 28, 2003, then the releases will become unconditional, the NETg State Court Litigation will be dismissed with prejudice and the NETg Patent Litigation will not be pursued further.

IP LEARN

On April 23, 2002, IP Learn, LLC (IP Learn) filed a complaint in the United States District Court for the Northern District of California against us. The complaint alleges that we infringed on five United States patents assigned to IP Learn. The complaint was subsequently amended to add an additional patent. The IP Learn patents in question are U.S. Patent Nos. 6,126,448; 6,118,973; 5,934,909; 5,779,486; 5,743,746; and 6,398,556. We believe that these patents are related primarily to computer-aided learning methods and systems. In the complaint, IP Learn asked the court for a preliminary and permanent injunction as well as unspecified damages. On June 27, 2002, we filed our answer to IP Learn's amended complaint, denying infringement and asserting counterclaims seeking declaratory relief that the patents-in-suit are invalid and that we have not infringed the patents-in-suit.

On July 1, 2002, IP Learn served our subsidiary SkillSoft Corporation with an amended complaint alleging that SkillSoft Corporation infringed U.S. Patent Nos. 6,126,448; 6,118,973; 5,934,909; 5,779,486; and 6,398,556. The complaint seeks both monetary damages and injunctive relief. In response to the amended complaint, SkillSoft Corporation filed a motion to dismiss or, in the alternative, for a more definite statement. The United States District Court for the Northern District of California granted SkillSoft Corporation's motion to dismiss on October 15, 2002, and on October 25, 2002, IP Learn filed its Second Amended Complaint alleging again that SkillSoft Corporation is infringing the five IP United States patents assigned to IP Learn listed above. The Second Amended Complaint seeks both monetary damages in an unspecified amount and injunctive relief. On November 8, 2002, SkillSoft Corporation filed its Answer to the Second Amended Complaint, in which it denied liability and asserted counterclaims seeking declaratory relief that the specified patents are invalid and that SkillSoft Corporation has not infringed the specified patents.

In June 2003, we reached an agreement with IP Learn regarding the settlement of the pending litigation pursuant to which we obtained a license to use certain of IP Learn's patents. Under the terms of the settlement agreement, we made a cash payment and are required to issue ordinary shares (which will be represented by ADSs). The lawsuits will be dismissed following completion of the settlement.

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

    ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

    See the Exhibit Index attached hereto.

    (b) Reports.

    On June 16, 2003, we furnished a Current Report on Form 8-K under Item 9 containing a copy of our earnings release for the fiscal quarter ended April 30, 2003 pursuant to Item 12 (Results of Operations and Financial Condition).

    On September 11, 2003, we furnished a Current Report on Form 8-K under Item 9 containing a copy of our earnings release for the fiscal quarter ended July 31, 2003 pursuant to Item 12 (Results of Operations and Financial Condition).

    We previously disclosed the following Current Report on Form 8-K in our Quarterly Report on Form 10-Q for the quarter ended April 30, 2003:

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

                                                SKILLSOFT PUBLIC LIMITED COMPANY

      Date: September 15, 2003              By: /s/ Thomas J. McDonald
                                                --------------------------------
                                                Thomas J. McDonald
                                                Chief Financial Officer

                                  EXHIBIT INDEX

*10.1 Fleet National Bank Commercial Loan Agreement, dated as of June 24, 2003, by and among SkillSoft Corporation, the Company and Fleet National Bank.

10.2 Revolving Line of Credit Promissory Note payable to Fleet National Bank, dated June 24, 2003, executed by SkillSoft Corporation and the Company.

10.3 Security Agreement, dated as of June 24, 2003, by and between SkillSoft Corporation and Fleet National Bank.

10.4 Settlement Agreement and General Release, dated as of July 21, 2003, by and between The Thomson Corporation, National Education Training Group and SkillSoft Corporation.

31.1 Certification of the Company's CEO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2 Certification of the Company's CFO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1 Certification of the Company's CEO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Company's CFO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

* Confidential treatment requested for certain portions, which portions have been separately filed with the Securities Exchange Commission.