Form 10-K/A
period 2003-01-31
SKILLSOFT PUBLIC LIMITED CO
filed 2003-09-22
CIK 940181

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 3

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
    (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [__]

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The approximate aggregate market value of voting shares held by non-affiliates of the registrant as of June 28, 2002 was $173,566,073.

On April 11, 2003, the registrant had outstanding 99,608,695 Ordinary Shares (issued or issuable in exchange for the registrant's outstanding American Depository Shares ("ADSs")).

                       DOCUMENTS INCORPORATED BY REFERENCE

None.



                                EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed as Amendment No. 3 to the Annual Report on Form 10-K of SkillSoft Public Limited Company (the "Registrant" or the "Company") filed with the Securities and Exchange Commission (the "SEC") on April 29, 2003, as amended on May 23, 2003 and June 2, 2003, for the purpose of amending the following item: Item 15.

Each American Depositary Share of the Company ("ADS") represents one ordinary share, nominal value Euro 0.11 per share, of the Company. References to the ADSs herein shall also include a reference to the underlying ordinary shares of the Company.

                        SKILLSOFT PUBLIC LIMITED COMPANY

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                     PAGE
                                                                                     ----
PART IV

ITEM 15.  Exhibits, Financial Statements Schedules and Reports on Form 8-K......       1

Signatures......................................................................       2

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

                                         SKILLSOFT PUBLIC LIMITED COMPANY
                                         (Registrant)


                                         By: /s/ Charles E. Moran
                                             --------------------
                                             Charles E. Moran, President
                                             and Chief Executive Officer

Date: September 22, 2003

                                  EXHIBIT INDEX

EXHIBIT
NUMBER      DESCRIPTION
------      -----------

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

4.4 Restricted Deposit Agreement (B) dated as of June 8, 1998 and amended and restated as of September 4, 2002 among SkillSoft PLC, The Bank of New York, and the owners and beneficial owners of Restricted American Depositary Receipts (Incorporated by reference to Exhibit 4.3 to SkillSoft PLC's Current Report on Form 8-K dated September 4, 2002 (File No.000-25674)).

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

10.2** 1994 Share Option Plan (Incorporated by reference to exhibit 10.2 to SkillSoft PLC's Registration Statement on Form F-1 declared effective with the Securities and Exchange Commission on April 13, 1995 (File No. 333-89904)).

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

10.17*** Employment Agreement effective September 6, 2002 between SkillSoft PLC and Colm Darcy.

10.18****   Lease dated February 18, 1998, as amended, between SkillSoft
            Corporation and Five N Associates.

10.19****   Fifth Supplemental Agreement dated November 26, 2001 to the Lease between SkillSoft Corporation and Five N Associates.

10.20****   Lease dated May 25, 2001 between 1987 Tamposi Limited Partnership and SkillSoft Corporation.

21.1****    List of Significant Subsidiaries

23.1*       Consent of Ernst & Young LLP, Independent Auditors.

23.2****    Information Regarding Consent of Arthur Andersen LLP.

31.1* Certification of SkillSoft PLC's CEO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2* Certification of SkillSoft PLC's CFO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1**** Certification of SkillSoft PLC's CEO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (Previously filed as Exhibit 99.1 to SkillSoft PLC's

            Amendment No. 1 to Annual Report on Form 10-K as filed with the Securities and Exchange Commission on May 23, 2003.)

32.2**** Certification of SkillSoft PLC's CFO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (Previously filed as Exhibit 99.1 to SkillSoft PLC's Amendment No. 1 to Annual Report on Form 10-K as filed with the Securities and Exchange Commission on May 23, 2003.)

----------

*     Filed herewith.

** Denotes management or compensatory plan or arrangement required to be filed by Registrant pursuant to Item 15(c) of this report on Form 10-K.

*** Denotes management or compensatory plan or arrangement required to be filed by Registrant pursuant to Item 15(c) of this report on Form 10-K and is filed herewith.

****  Previously filed.