Form 10-Q
period 2003-10-31
SKILLSOFT PUBLIC LIMITED CO
filed 2003-12-15
CIK 940181

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2003

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

Indicate by check mark whether the registrant: (1) Has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

On December 1, 2003, the registrant had outstanding 100,988,796 Ordinary Shares (issued or issuable in exchange for the registrant's outstanding American Depository Shares).

                                  SKILLSOFT PLC

                                    FORM 10-Q
                     FOR THE QUARTER ENDED OCTOBER 31, 2003
                                      INDEX

                                                                                   PAGE NO.
PART I  - FINANCIAL INFORMATION
Item 1.       Condensed Consolidated Financial Statements:                              3
              Condensed Consolidated Balance Sheets as of October 31, 2003 and
              January 31, 2003                                                          3
              Condensed Consolidated Statements of Operations for the Three and
              Nine Months Ended October 31, 2003 and 2002                               4
              Condensed Consolidated Statements of Cash Flows for the Nine Months
              Ended October 31, 2003 and 2002                                           5
              Notes to Condensed Consolidated Financial Statements                      6
Item 2.         Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                    15
Item 3.       Quantitative and Qualitative Disclosure about Market Risk                32
Item 4.       Controls and Procedures                                                  32
PART II - OTHER INFORMATION
Item 1.       Legal Proceedings                                                        34
Item 2.       Changes in Securities and Use of Proceeds                                35
Item 3.       Defaults Upon Senior Securities                                          36
Item 4.       Submission of Matters to a Vote of Security Holders                      36
Item 5.       Other Information                                                        37
Item 6.       Exhibits and Reports on Form 8-K                                         37
SIGNATURES
CERTIFICATIONS

                                     PART I

ITEM 1. - FINANCIAL STATEMENTS

                         SKILLSOFT PLC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
            (UNAUDITED, IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                   OCTOBER 31,    JANUARY 31,
                                                                      2003           2003
ASSETS
Current assets:
   Cash and cash equivalents                                      $     34,036   $     45,990
   Short-term investments                                               25,217         79,041
   Restricted cash                                                      25,000              -
   Accounts receivable, net                                             46,160         66,892
   Prepaid expenses and other current assets                            21,222         19,401
                                                                  ------------   ------------
Total current assets                                                   151,635        211,324
Property and equipment, net                                              7,427         11,964
Goodwill                                                               127,196        119,427
Acquired intangible assets, net                                         28,320         34,290
Other assets                                                               692          1,132
                                                                  ------------   ------------
                                                                  $    315,270   $    378,137
                                                                  ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                               $      8,235   $     10,672
   Accrued expenses                                                     80,852         59,821
   Deferred revenue                                                    107,229        109,009
                                                                  ------------   ------------
Total current liabilities                                              196,316        179,502
Long term liabilities                                                   10,263          7,548
Stockholders' equity:
      Ordinary Shares, E0.11 par value: 250,000,000 shares
      authorized at October 31, 2003 and January 31, 2003,
      respectively; 99,993,573 and 99,598,146 shares issued and
      outstanding at October 31, 2003 and
      January 31, 2003, respectively                                    10,906         10,737
      Additional paid-in capital                                       535,722        530,929
      Accumulated deficit                                             (435,304)      (347,642)
      Deferred compensation                                             (2,981)        (4,345)
      Notes receivable from stockholders                                    --            (58)
      Accumulated other comprehensive income                               348          1,466
                                                                  ------------   ------------
Total stockholders' equity                                             108,691        191,087
                                                                  ------------   ------------
                                                                  $    315,270   $    378,137
                                                                  ============   ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         SKILLSOFT PLC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (UNAUDITED, IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                          THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                              OCTOBER 31,                         OCTOBER 31,
                                                   --------------------------------    --------------------------------
                                                        2003              2002              2003              2002
                                                   --------------    --------------    --------------    --------------
Revenue                                            $       49,992    $       29,336    $      138,714    $       58,556
Cost of revenue                                             4,557             4,739            14,234             6,560
                                                   --------------    --------------    --------------    --------------
            Gross profit                                   45,435            24,597           124,480            51,996
Operating expenses:
   Research and development                                15,171             7,702            40,603            14,886
   Selling and marketing                                   20,830            16,320            67,404            31,584
   General and administrative                               6,946             7,578            20,031            11,179
   Legal settlements                                       16,000                --            62,250                --
   Amortization of intangible assets                        2,574             1,825             7,498             1,987
   Amortization of stock-based compensation (1)               676               438             1,637             1,138
   Restructuring and other non-recurring charges            5,287             6,607            16,825             6,607
                                                   --------------    --------------    --------------    --------------
Total operating expenses                                   67,484            40,470           216,248            67,381
                                                   --------------    --------------    --------------    --------------
Operating loss                                            (22,049)          (15,873)          (91,768)          (15,385)
   Other income, net                                          251                (1)              272              (128)
   Interest income, net                                        87               504               680             1,462
   Gain on sale of investments, net                            --                --             3,682                --
                                                   --------------    --------------    --------------    --------------
Loss before provision for income taxes                    (21,711)          (15,370)          (87,134)          (14,051)
   Provision for income taxes                                 150                --               528                --
                                                   --------------    --------------    --------------    --------------
   Net loss                                        $      (21,861)   $      (15,370)   $      (87,662)   $      (14,051)
                                                   ==============    ==============    ==============    ==============
Net loss per share (Note 10):
   Basic and diluted                               $        (0.22)   $        (0.20)   $        (0.88)   $        (0.27)
                                                   ==============    ==============    ==============    ==============
   Basic and diluted weighted average common
   shares outstanding                                  99,993,573        76,193,237        99,745,570        52,816,127
                                                   ==============    ==============    ==============    ==============

(1) The following summarizes the departmental allocation of the stock-based compensation

                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                  OCTOBER 31,          OCTOBER 31,
                              -------------------   ------------------
                                2003       2002      2003       2002
                              -------    --------   -------    -------
Cost of revenue               $     2    $      1   $     4    $     3
Research and development          115         112       354        292
Selling and marketing             355         175       691        527
General and administrative        204         150       588        316
                              -------    --------   -------    -------
                              $   676    $    438   $ 1,637    $ 1,138
                              =======    ========   =======    =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         SKILLSOFT PLC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                      NINE MONTHS ENDED
                                                                         OCTOBER 31,
                                                                ----------------------------
                                                                    2003            2002
                                                                ------------    ------------
Cash flows from operating activities:
  Net loss                                                        $  (87,662)     $ (14,051)
Adjustments to reconcile net loss to net
cash used in operating activities -
     Stock-based compensation                                          1,637          1,138
     Depreciation and amortization                                     6,948          3,399
     Amortization of intangible assets                                 7,498          1,987
     Provision for bad debts                                             266             --
     Accretion of short term investments                                 (61)            --
     Realized gain on sale of investments                             (3,612)            --
Changes in current assets and liabilities:
     Accounts receivable, net                                         20,995         (3,838)
     Prepaid expenses and other current assets                        (3,667)         2,058
     Other assets                                                         11             --
     Accounts payable                                                 (2,480)         5,671
     Accrued expenses                                                 20,832        (19,851)
     Deferred revenue                                                 (2,431)         4,961
                                                                  ----------      ---------
        Net cash used in operating activities                        (41,726)       (18,526)
Cash flows from investing activities:
     Merger of SkillSoft and SmartForce, net of cash acquired             --         49,333
     Purchases of property and equipment                              (2,253)        (5,124)
     Purchases of investments                                        (74,127)       (11,540)
     Maturity  and sale of investments                               130,177         11,453
     Other assets                                                         85         (2,661)
     Purchase of business, net of cash acquired                       (5,000)            --
     Restricted cash                                                 (25,000)            --
                                                                  ----------      ---------
        Net cash provided by investing activities                     23,882         41,461
Cash flows from financing activities:
     Proceeds from exercise of stock options and
     employee stock purchase plan                                      4,689            771
     Payment on notes receivable                                          58            280
                                                                  ----------      ---------
        Net cash provided by financing activities                      4,747          1,051
Effect of exchange rate changes on cash and cash
Equivalents                                                            1,143            (41)
                                                                  ----------      ---------
Net increase (decrease) in cash and cash equivalents                 (11,954)        23,945
Cash and cash equivalents, beginning of period                        45,990         25,185
                                                                  ----------      ---------
Cash and cash equivalents, end of period                          $   34,036      $  49,130
                                                                  ==========      =========

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

2. BASIS OF PRESENTATION

The accompanying, unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the condensed consolidated financial statements reflect all material adjustments (consisting only of those of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of October 31, 2003, the results of its operations for the three and nine months ended October 31, 2003 and 2002 and its cash flows for the nine months ended October 31, 2003 and 2002. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2003, as amended. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

3. CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND INVESTMENTS

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. At October 31, 2003 and January 31, 2003, cash equivalents consisted mainly of commercial paper, short-term notes and money market funds. The Company considers the cash held in certificates of deposit with a commercial bank to secure its line of credit to be restricted cash. The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115). Under SFAS No. 115, securities that the Company does not intend to hold to maturity are reported at market value, and are classified as available-for-sale. At October 31, 2003, the Company's investments had an average maturity of approximately 62 days. These investments are classified as current assets in the accompanying consolidated balance sheets as they mature within one year.

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

Generally, the pricing for the Company's multi-modal learning (MML) licenses varies based on the choice of MML, the content offering selected by the customer, the number of users within the customer's organization and the length of the license agreement. A MML license provides customers access to a full range of learning products which could include courseware, Referenceware, simulations, mentoring and prescriptive assessment.

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

The Company generally commences the recognition of revenue from resellers when both the final sale to the end user has occurred and the Company has received payment from the reseller. With respect to reseller agreements with minimum commitments, the Company recognizes revenue related to the portion of the minimum commitment that exceeds the end user sales at the expiration of the commitment period.

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

The Company records deferred revenue when either cash is received or amounts have been billed in advance of products or services provided. Deferred revenue includes the unrecognized portion of revenue associated with license fees for which the Company has received payment or for which amounts have been billed and are currently due for payment in 180 days or less. In addition, deferred revenue includes amounts which have been billed and not collected for which revenue is being recognized ratably over the license period. In addition, the Company acquired approximately $47 million of deferred revenue in connection with the Merger based upon the cost to fulfill the remaining contractual and performance obligations plus a normal operating profit on fulfilling such obligations. As of October 31, 2003, $2.7 million of deferred revenue relates to the remaining balance of acquired deferred revenue.

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

SFAS No. 123 requires the measurement of the fair value of stock options to employees to be included in the statements of operations or disclosed in the notes to financial statements. The Company elected the disclosure-only alternative under SFAS No. 123, which requires disclosure of the pro forma effects on earnings as if the fair-value-based method of accounting under SFAS No. 123 had been adopted, as well as certain other information. In accordance with SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" (SFAS No. 148), the Company has computed the pro forma disclosures required under SFAS No. 123 for options granted using the Black-Scholes option-pricing model prescribed by SFAS No. 123. The weighted average information and assumptions used for the grants is as follows

                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                            OCTOBER 31,                     OCTOBER 31,
                                                 ------------------------------    ---------------------------
                                                      2003             2002            2003           2002
                                                 -------------     ------------    ------------    -----------
Risk-free interest rates                          3.74% - 3.96%    3.50% - 3.88%   2.84% - 3.96%   3.50%-5.14%
Expected dividend yield                                --               --              --             --
Volatility factor                                      89%              101%           98%            102%
Expected lives                                      7 years           7 years        7 years         7 years
Weighted average fair value of options granted    $       5.53      $      3.46    $       3.19    $      3.80
Weighted average remaining contractual life of
options outstanding                                7.80 years        8.55 years     7.80 years      8.55 years

Had compensation expense for its plans been determined consistent with SFAS No. 123, the Company's net loss and basic and diluted net loss per share would have been increased to the following pro forma amounts (in thousands, except per share data):

                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                                        OCTOBER 31,                 OCTOBER 31,
                                                  ------------------------    ------------------------
                                                     2003          2002          2003          2002
                                                  ----------    ----------    ----------    ----------
Net loss --
   As reported                                    $(  21,861)   $(  15,370)   $(  87,662)    $ (14,051)
   Add: Stock-based compensation expense
   recognized under APB No. 25                           676           438         1,637         1,138
   Less: Total stock-based compensation expense
   Determined under fair value based method for
   all awards                                         (1,558)      (20,776)       (8,037)      (51,541)
                                                  ----------    ----------    ----------    ----------
     Pro forma                                    $(  22,743)   $(  35,708)   $(  94,062)   $(  64,454)
                                                  ==========    ==========    ==========    ==========
Basic and diluted net loss per share --
   As reported                                    $(    0.22)   $(    0.20)   $(    0.88)   $(    0.27)
                                                  ==========    ==========    ==========    ==========
   Pro forma                                      $(    0.23)   $(    0.47)   $(    0.94)   $(    1.22)
                                                  ==========    ==========    ==========    ==========

Because additional option grants are expected to be made in future periods, the above pro forma disclosures may not be representative of pro forma effects on results for future periods.

6. BUSINESS COMBINATIONS

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

Subsequent to the Merger, certain accounting matters were identified relating to the historical financial statements of SmartForce PLC (which, following the Merger, are no longer the Company's historical financial statements - see Note
1). On November 19, 2002, the Company announced its intent to restate the SmartForce PLC historical financial statements for 1999, 2000, 2001 and the first two quarters of 2002. The aforementioned analysis has been completed, and the impact of revisions to the purchase price and its allocation did not have a material impact on the Company's consolidated financial position or results of operations.

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

7. RESTRUCTURING AND OTHER NON-RECURRING CHARGES

MERGER AND EXIT COSTS

In connection with the Merger, the Company's management approved and initiated plans prior to December 31, 2002 to restructure the operations of pre-Merger SmartForce PLC to eliminate redundant facilities and headcount, reduce cost structure, and better align the Company's operating expenses with existing economic conditions. Consequently, the Company recorded $30.3 million of costs relating to exiting activities of pre-Merger SmartForce PLC, such as severance and related benefits, costs to vacate leased facilities and other pre-Merger liabilities. These costs were accounted for under Emerging Issues Task Force
(EITF) 95-3, "Recognition of Liabilities in Connection with Purchase Business Combinations." These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the purchase price, and have increased goodwill.

The reductions in employee headcount totaled approximately 632 employees from the administrative, sales, marketing and development functions, and amounted to a charge of approximately $14.5 million. Approximately $11.5 million was paid out against the exit plan accrual through October 31, 2003, and the remaining amount of $890,000, net of an adjustment of $2.1 million, is expected to be paid by January 2004.

In connection with the exit plan, the Company decided to abandon or downsize certain leased facilities. For the year ended January 31, 2003, facilities consolidation charges of $12.7 million, consisting of sublease losses, broker commissions and other facility costs, were recorded in connection with the downsizing and closing of sites. As of October 31, 2003, 11 sites had been vacated and 4 sites had been downsized and actions related to the remaining identified sites are scheduled to occur by the end of fiscal 2004. To determine the sublease loss, which is the loss after the Company's cost recovery efforts from subleasing the building, certain assumptions were made related to the (1) time period over which the property will remain vacant, (2) sublease terms and
(3) sublease rates. The lease loss is an estimate under SFAS No. 5 "Accounting for Contingencies" and represents the low end of the range and will be adjusted in the future upon triggering events including a change in estimate of time to sublease, actual sublease rates, etc. The Company has estimated that the high end of the lease loss could be $16.4 million if operating lease rental rates continue to decrease in these markets or should it take longer than expected to find a suitable tenant to sublease the facility.

In the quarter ended October 31, 2003, the Company revised certain of its estimates made in connection with the original purchase price allocation pertaining to unoccupied facilities under lease as a result of the Merger. This adjustment to the exit plan accrual falls within the one year purchase price allocation period prescribed by SFAS No. 141 "Business Combinations" (SFAS No.
141). The Company has determined that an additional accrual of $2.9 million, which is included in long-term liabilities, for assumed lease obligations based on current market conditions and contractual limitation is necessary.

During the nine month period ended October 31, 2003, activity in the Company's merger and exit costs, which are included in accrued expenses (see Note 15) and long-term liabilities, was as follows (in thousands):

                                 EMPLOYEE
                               SEVERANCE AND    CLOSEDOWN OF
                               RELATED COSTS     FACILITIES      OTHER         TOTAL
                               -------------    ------------   ----------    ----------
Merger and exit accrual
January 31, 2003                $    5,967       $   11,383    $    1,209    $   18,559
Payments made during the
three month period ended
April 30, 2003                      (2,039)          (1,085)          (83)       (3,207)
Adjustments to accrual              (2,125)                                      (2,125)
                                ----------       ----------    ----------    ----------
Merger and exit
accrual  April 30, 2003              1,803           10,298         1,126        13,227
Payments made during the
three month period ended
July 31, 2003                         (618)            (647)         (107)       (1,372)
Adjustment to accrual                  (63)             309          (946)         (700)
                                ----------       ----------    ----------    ----------
Merger and exit
accrual  July 31, 2003               1,122            9,960            73        11,155
Payments made during the
three month period ended
October 31, 2003                      (232)          (1,076)          (19)       (1,327)
Adjustment to accrual                   --            2,944           (15)        2,929
                                ----------       ----------    ----------    ----------
Merger and exit accrual
 October 31, 2003               $      890       $   11,828    $       39    $   12,757
                                ==========       ==========    ==========    ==========

The Company anticipates that the remainder of the merger and exit accrual will be paid out by October 2011 as follows (in thousands):

Year ended January 31, 2004       $   1,323
Year ended January 31, 2005           5,121
Year ended January 31, 2006           2,044
Year ended January 31, 2007             629
Year ended January 31, 2008             610
Thereafter                            3,030
                                  ---------
Total                             $  12,757
                                  =========

RESTRUCTURING AND OTHER NON-RECURRING CHARGES

The Company recorded a $14.2 million restructuring charge for the year ended January 31, 2003, which was included in the statement of operations. Approximately $10.2 million of this charge represents the compensation cost of terminated SmartForce PLC employees for services rendered from the date of the Merger through such employees' termination dates and certain other non-recurring compensation costs to terminated and continuing employees of the Company. Also included in the $14.2 million charge are certain other non-recurring costs incurred by SkillSoft Corporation as a result of the Merger. These costs primarily consist of employee severance and related costs and contractual obligations. Payments made under these obligations during fiscal year 2003 and the nine month period ended October 31, 2003 aggregated approximately $9.4 million and $2.6 million, respectively.

During the nine months ended October 31, 2003, the Company recorded an additional $1.8 million of restructuring and non-recurring charges related to further restructuring of the pre-Merger SmartForce PLC operations. These restructuring costs included additional compensation to pre-Merger SmartForce PLC employees as well as additional non-recurring costs as a result of the Merger. During the nine month period ended October 31, 2003, activity in the Company's restructuring provision related to the Merger was as follows (in thousands):

                                           EMPLOYEE SEVERANCE   CONTRACTUAL
                                            AND RELATED COSTS   OBLIGATIONS       TOTAL
                                           ------------------   ------------    ----------
Restructuring  provision
 January 31, 2003                             $    1,129         $    1,556     $    2,685
Payments made during the quarter ended
April 30, 2003                                    (1,479)              (735)        (2,214)
Restructuring charge for the quarter
ended April 30, 2003                                 604                589          1,193
                                              ----------         ----------     ----------
Restructuring provision April 30, 2003               254              1,410          1,664
Payments made during the quarter ended
July 31, 2003                                       (577)            (1,367)        (1,944)
Restructuring charge for quarter ended
July 31, 2003                                        323                 41            364
                                              ----------         ----------     ----------
Restructuring provision July 31, 2003                 --                 84             84
Payments made during the quarter ended
October 31, 2003                                    (274)                --           (274)
Restructuring charge for quarter ended
October 31, 2003                                     274                 --            274
                                              ----------         ----------     ----------
Restructuring provision October 31, 2003      $       --         $       84     $       84
                                              ==========         ==========     ==========

The Company anticipates that the remainder of the restructuring accrual will be paid out by January 2004.

The restructuring charges for the three and nine months ended October 31, 2003 would have been allocated as follows had the Company recorded the expense within the functional department of the restructured activities (in thousands):

                              THREE MONTHS ENDED    NINE MONTHS ENDED
                               OCTOBER 31, 2003     OCTOBER 31, 2003
                              ------------------    -----------------
Cost of sales                     $     --              $     --
Research and development                39                   126
Sales and marketing                    218                   635
General and administrative              17                 1,070
                                  --------              --------
Total                             $    274              $  1,831
                                  ========              ========

For the three and nine months ended October 31, 2003, the Company recorded approximately $5.0 million and $15.0 million, respectively, in expenses related to the restatement of the historical SmartForce PLC financial statements. These expenses consisted primarily of professional fees, including legal, accounting and consulting fees. The majority of these expenses were paid as incurred in the period. The Company expects to incur additional costs related to the restatement of the historical SmartForce PLC financial statements, which will be expensed as incurred.

8. GOODWILL AND INTANGIBLE ASSETS

On February 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets." As a result, the Company annually evaluates goodwill for impairment. The Company also evaluates goodwill whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from estimated future cash flows.

Goodwill and intangible assets are as follows (in thousands):

                                     OCTOBER 31, 2003                       JANUARY 31, 2003
                           ------------------------------------   ------------------------------------
                             GROSS                      NET         GROSS                       NET
                           CARRYING     ACCUMULATED   CARRYING    CARRYING     ACCUMULATED   CARRYING
                            AMOUNT     AMORTIZATION    AMOUNT      AMOUNT     AMORTIZATION    AMOUNT
                           ---------   ------------   ---------   ---------   ------------   ---------
Internally developed
software/courseware        $  26,610     $ 7,873      $  18,737   $  25,600     $ 2,822      $  22,778
Customer contracts            13,018       4,335          8,683      12,500       1,888         10,612

Trademarks and trade name        900          --            900         900          --            900
                           ---------     -------      ---------   ---------     -------      ---------
                              40,528      12,208         28,320      39,000       4,710         34,290
Goodwill                     127,196          --        127,196     119,427          --        119,427
                           ---------     -------      ---------   ---------     -------      ---------
                           $ 167,724     $12,208      $ 155,516   $ 158,427     $ 4,710      $ 153,717
                           =========     =======      =========   =========     =======      =========

The change in goodwill at October 31, 2003 from the amount recorded at January 31, 2003 was due to the settlement of certain liabilities at amounts less than initially recorded and collections of accounts receivable in excess of the estimated realizable value at the purchase date. In addition, the Company revised certain of its estimates made in connection with the original purchase price allocation pertaining to unoccupied facilities under lease as a result of the Merger. This adjustment to the exit plan accrual falls within the one year purchase price allocation period prescribed by SFAS No. 141. The Company has determined that an additional accrual of $2.9 million for assumed lease obligations based on current market conditions and contractual obligations is necessary.

Amortization expense for the three and nine months ended October 31, 2003 and the fiscal year ended January 31, 2003 is as follows (in thousands):

                       THREE MONTHS ENDED   NINE MONTHS ENDED   FISCAL YEAR ENDED
                        OCTOBER 31, 2003    OCTOBER 31, 2003    JANUARY 31, 2003
                       ------------------   -----------------   -----------------
Internally developed
software/courseware         $  1,740            $  5,051            $   2,805
Customer contracts               834               2,447                1,878
                            --------            --------            ---------
                            $  2,574            $  7,498            $   4,683
                            ========            ========            =========

Amortization expense for the next five fiscal years is expected to be as follows (in thousands):

FISCAL YEAR   AMORTIZATION EXPENSE
-----------   --------------------
      2004        $   10,073
      2005             9,574
      2006             8,592
      2007             5,345
      2008             1,321
Thereafter                12

The Company will be conducting its annual impairment test of goodwill in the fourth quarter of the fiscal year ending January 31, 2004.

9. COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, "Reporting Comprehensive Income", requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period resulting from transactions, other events and circumstances related to non-owner sources. The components of comprehensive income (loss) for the three and nine months ended October 31, 2003 and 2002 are as follows:

                                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        OCTOBER 31,                 OCTOBER 31,
                                                 ------------------------    ------------------------
                                                    2003          2002          2003          2002
                                                 ----------    ----------    ---------     ----------
Comprehensive loss:
   Net loss                                      $(21,861)     $(15,370)     $(87,662)     $(14,051)
Other comprehensive loss -
   Foreign currency adjustment                         30           (97)          581          (141)
   Unrealized holding gains during the period          76            --           285            --
   Less: reclassification adjustment for gains
   included in net income                              --            --        (1,984)           --
                                                 --------      --------      --------      --------
Comprehensive loss                               $(21,755)     $(15,467)     $(88,780)     $(14,192)
                                                 ========      ========      ========      ========

10. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share was computed using the weighted average number of shares outstanding during the period. Diluted net income (loss) per share was computed by giving effect to all dilutive, potential shares outstanding. Basic and diluted net loss per share for both the three and nine months ended October 31, 2003 are the same as outstanding options, and unvested restricted shares, which aggregated 24,514,810, are antidilutive as the Company has recorded a net loss for the periods. Given the Company was in a loss position for the three and nine months ended October 31, 2003, the dilutive shares outstanding of 6,582,445 and 3,138,511, respectively, were excluded from the calculation of weighted average shares outstanding. As a result of the reverse acquisition, historical SkillSoft Corporation shares have been restated into SmartForce ADSs using the exchange ratio of one SkillSoft Corporation share per 2.3674 SmartForce ADSs. Historical SkillSoft Corporation shares for all periods presented have been adjusted to reflect this exchange ratio. The weighted average number of shares outstanding used to compute basic net loss per share and diluted net loss per share is as follows:

                                                         THREE MONTHS ENDED      NINE MONTHS ENDED
                                                             OCTOBER 31,            OCTOBER 31,
                                                       ----------------------  ----------------------
                                                         2003         2002        2003        2002
                                                       ----------  ----------  ----------  ----------
Basic and diluted weighted average shares outstanding  99,993,573  76,193,237  99,745,570  52,816,127

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

The provision for income taxes in the three and nine month periods ended October 31, 2003 of $150,000 and $528,000, respectively, relates to income generated in foreign countries, which cannot be offset through NOL carryforwards.

12. COMMITMENTS AND CONTINGENCIES

See Part II - Item 1, entitled "Legal Proceedings", for a description of material litigation involving the Company.

13. DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE

The Company follows the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 established standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to shareholders. SFAS No. 131 also established standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions of how to allocate resources and assessperformance. The Company's chief operating decision makers, as defined under SFAS No. 131, are the Chief Executive Officer and the Chief Financial Officer. Prior to the Merger, the Company had viewed its operations and managed its business as principally one operating segment. Subsequent to the Merger, the Company has viewed its operations and manages its business as principally two operating segments -- multi-modal learning and retail certification.

Revenue for the three and nine months ended October 31, 2003 for the multi-modal learning and retail certification segments was approximately $46.0 million and $3.9 million and $129.2 million and $9.5 million, respectively. The net income and (loss) for the three and nine months ended October 31, 2003 for the multi-modal learning and retail certification segments was approximately ($22.0) million and $100,000 and ($85.4) million and ($2.3) million, respectively.

The Company attributes revenues to different geographical areas on the basis of the location of the customer. Revenues by geographical area for the three and nine month periods ended October 31,2003 were as follows (in thousands):

                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                 OCTOBER 31,                OCTOBER 31,
                          -----------------------    -----------------------
                             2003         2002          2003          2002
                          ----------   ----------    ----------   ----------
Revenue:
  United States           $   40,591   $   23,623    $  112,587   $   48,188
  United Kingdom               2,066        2,634         7,261        5,564
  Canada                       1,955        1,047         4,574        1,598
  Europe, excluding UK         3,662        1,209        10,694        1,209
  Australia/New Zealand        1,454          754         3,021        1,928

  Other                          264           69           577           69
                          ----------   ----------    ----------   ----------
    Total revenue         $   49,992   $   29,336    $  138,714   $   58,556
                          ==========   ==========    ==========   ==========

Long-lived tangible assets at international facilities are not significant. There have been no material changes in total assets of either the multi-modal learning or retail certification segments from the amount reported at January 31, 2003.

14. OTHER MATTERS

In the six months ended July 31, 2003, the Company reached an agreement with IP Learn relating to an alleged infringement of certain patent related matters. Under the terms of the agreement, the Company made a cash payment and is required to issue ordinary shares (which will be represented by restricted ADSs) to IP Learn. The Company has recorded an expense of $2,250,000, which is net of expected insurance proceeds, in general and administrative expenses as of April 30, 2003. The cash payment due by the Company under this agreement was paid in the quarter ended July 31, 2003 and the shares to be issued under the agreement were issued in the quarter ended October 31, 2003

On July 31, 2003, the Company entered into a settlement agreement, which will result in a final dismissal and termination of the NETg litigation discussed in
Part II - Item 1. Under the terms of the settlement agreement, the Company has agreed to pay a total of $44,000,000 in two equal installments of $22,000,000. The Company made the first payment of $22,000,000 on July 25, 2003. The second payment of $22,000,000 is due July 21, 2004 and is included in accrued expenses at October 31, 2003. The Company has expensed this settlement in the three months ended July 31, 2003.

On December 1, 2003, the Company agreed to settle the securities class action lawsuit filed against it, one of its subsidiaries and certain of its former and current officers and directors in 1998. The lawsuit, which was filed in the United States District Court for the Northern District of California, asserted violations of the federal securities laws. Under the terms of the settlement, we will make a $10 million cash payment within 30 days of December 1, 2003 and an additional $6 million payment in mid-2004. Our insurance carriers will pay an additional $16 million for total settlement payments of $32 million. The settlement is subject to court approval and there is no assurance that the court will approve the settlement. These amounts have been accrued for and expensed in the three months ended October 31, 2003.

15. ACCRUED EXPENSES

Accrued expenses in the accompanying condensed combined balance sheets consist of the following (in thousands):

                                   OCTOBER 31, 2003    JANUARY 31, 2003
                                   ----------------    ----------------
Accrued compensation and benefits      $  13,414           $  16,655
Professional fees                          7,833              10,121
Accrued merger related costs               3,972              12,304
Accrued accounts payable                   2,083               8,300
Accrued litigation settlements            38,000                  --
Other                                     15,550              12,441
                                       ---------           ---------
    Total Accrued Expenses             $  80,852           $  59,821
                                       =========           =========

16. LINE OF CREDIT

On June 24, 2003, the Company executed a $25 million one-year, secured line of credit from a bank. Under the terms of the line of credit, the facility is to be initially secured by $25 million in cash held in a certificate of deposit, plus a first security interest in all domestic business assets. The cash held in the certificate of deposit is to be released on a quarterly basis beginning the quarter following the achievement of two consecutive minimum levels of operating income. All borrowings under the line of credit bear interest at the lesser of the bank's prime rate or the 30 or 60-day LIBOR rate plus 2.75%. In addition, the line of credit contains certain financial and non-financial covenants. At October 31, 2003 the Company is in compliance with all financial and non - financial covenants. As of October 31, 2003 there were no borrowings on the line of credit.

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

In July 2002, the FASB issued Statement of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to exit or disposal plan. Costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, branch closing, or other exit disposal activity. This statement is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 may affect the timing of the Company's recognition of future exit or disposal costs, if any.

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

In January 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," (SFAS No. 148) an amendment of SFAS No. 123, which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to continue to account for stock-based compensation under APB No. 25, and related Interpretations under Interpretation No. 44 (FIN No. 44) "Accounting for Certain Transactions Involving stock Compensation, an Interpretation of APB No. 25" and elect the disclosure-only alternative under SFAS No. 123 and the enhanced disclosures as required by SFAS No. 148.

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

A primary reason for the increase in our revenue and operating expenses from the three and nine months ended October 31, 2002 to the three and nine months ended October 31, 2003 is the inclusion of the operating results of SkillSoft PLC. We operate as two reporting segments: multi-modal learning and retail certification. These reporting units are not discussed separately as the impact on the comparison of financial results from period to period is not significant.

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

Generally, the pricing for our MML licenses varies based on the choice of MML, content offering selected by the customer, the number of users within the customer's organization and the length of the license agreement. Our MML license provides customers access to a full range of learning products that could include courseware, Referenceware, simulations, mentoring and prescriptive assessment.

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

We generally commence the recognition of revenue from resellers when both the final sale to the end user has occurred and we have received payment from the reseller. With respect to reseller agreements with minimum commitments, we recognize revenue related to the portion of the minimum commitment that exceeds end user sales at the expiration of the commitment period.

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

Cost of revenue includes the cost of materials (such as storage media), packaging, shipping and handling, CD duplication, the cost of online mentoring and hosting services, royalties and certain infrastructure and occupancy expenses. We generally recognize these costs as incurred. Research and development expenses consist primarily of salaries and benefits, certain infrastructure and occupancy expenses, fees to consultants and course content development fees. We account for software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," which requires the capitalization of certain computer software development costs incurred after technological feasibility is established. To date, development costs after establishment of technological feasibility have been immaterial, and we have expensed all software development costs as incurred. Selling and marketing expenses consist primarily of salaries, commissions and benefits, advertising and promotion, travel and certain infrastructure and occupancy expenses. General and administrative expenses consist primarily of salaries and benefits, consulting and service expenses, legal expenses, other public company costs and certain infrastructure and occupancy expenses.

Deferred compensation consists of two components: (1) the value of unvested options assumed in the Books acquisition and the Merger, and (2) the aggregate difference between the exercise or sale price of share options granted or restricted shares sold during the year ended January 31, 2000 and the fair market value of the common stock as determined for accounting purposes. The deferred compensation is amortized over the vesting period of the underlying share option or shares.

Amortization of intangibles represents the amortization of intangibles, such as customer value and content, from the Books acquisition, the GoTrain acquisition, and the Merger.

Restructuring and other non-recurring charges primarily consist of compensation cost of severed SmartForce employees for services rendered from the date of the Merger through October 31, 2003 and prior to such employees' termination dates and certain other non-recurring compensation costs to terminated and continuing employees. Additionally, these charges include expenses associated with the restatement of SmartForce's financial statements for 1999, 2000, 2001 and the first two quarters of 2002. See Note 6 of the Notes to the Condensed Consolidated Financial Statements.

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

    REVENUE RECOGNITION

We recognize revenue in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) No. 97-2 "Software Revenue Recognition," as amended by SOP No. 98-4 and SOP No. 98-9. Additionally, for agreements under which we are selling licenses and services, we recognize revenue under Emerging Issues Task Force (EITF) 00-3 "Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another's Hardware" and Staff Accounting Bulletin No. 101 "Revenue Recognition." These statements require that four basic criteria must be satisfied before revenue can be recognized:

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2003 VERSUS THREE MONTHS ENDED OCTOBER 31, 2002

Revenue increased $20.7 million, or 70%, to $50.0 million in the three months ended October 31, 2003 from $29.3 million in the three months ended October 31, 2002. This increase was due in part to the addition of revenue from SmartForce's historical customer base as well as revenue generated from new business. As combined company revenue is included after the closing of the Merger on September 6, 2002, the three months ended October 31, 2002 does not include a full quarter of combined Company revenue.

Cost of revenue decreased $182,000, or 4%, to $4.6 million in the three months ended October 31, 2003 from $4.7 million in the three months ended October 31, 2002. Cost of revenue as a percentage of total revenue was 9% for the three months ended October 31, 2003 compared to 16% for the three months ended October 31, 2002. These decreases were primarily due to cost efficiencies achieved as a result of the Merger and a lower mix of revenue from royalty-bearing product lines.

Research and development expenses increased $7.5 million, or 97%, to $15.2 million in the three months ended October 31, 2003 from $7.7 million in the three months ended October 31, 2002. Research and development expenses as a percentage of total revenue increased to 30% in the three months ended October 31, 2003 from 26% in the three months ended October 31, 2002. These increases were primarily due to the addition of SmartForce's development organization and the ongoing efforts of modifying the SmartForce content to be compliant with SkillSoft standards and practices. We believe our outsourcing strategy for some of our courses provides us significant flexibility to control these costs and we expect that such costs will decrease as a percentage of revenue. In addition, we incurred $3.0 million in incremental research and development costs in the three months ended October 31, 2003, which are costs related to our initiative for content offerings and improvements and platform improvements. We anticipate these incremental costs will continue through the end of fiscal year 2004.

Selling and marketing expenses increased $4.5 million, or 28%, to $20.8 million in the three months ended October 31, 2003 from $16.3 million in the three months ended October 31, 2002. Selling and marketing expenses as a percentage of total revenue decreased to 42% in the three months ended October 31, 2003 from 56% in the three months ended October 31, 2002. Selling and marketing expenses increased due to the addition of SmartForce's sales and marketing organization and related costs. We believe that a significant investment in selling and marketing to expand our distribution channels worldwide is required to remain competitive, and we therefore expect selling and marketing expenses to increase in amount but decrease as a percentage of revenue.

General and administrative expenses decreased $632,000, or 8%, to $6.9 million in the three months ended October 31, 2003 from $7.6 million in the three months ended October 31, 2002. General and administrative expenses as a percentage of total revenue decreased to 14% in the three months ended October 31, 2003 from 26% in the three months ended October 31, 2002. General and administrative expenses decreased primarily as a result of efficiencies and synergies achieved following the Merger. We anticipate that general and administrative expenses savings achieved in recent periods as a result of the Merger in absolute dollars will increase due to the increased costs of operations being faced by public companies and Sarbanes-Oxley compliance. We are currently evaluating the Sarbanes-Oxley costs and their potential impact on future operations.

Litigation settlement expenses were $16.0 million in the three months ended October 31, 2003. This related to the settlement of the 1998 securities class action litigation. Please see "Legal Proceedings" in Part II - Item 1.

Amortization of intangible assets was $2.6 million in the three months ended October 31, 2003 and $1.8 million in the three months ended October 31, 2002. The primary reason for the increase was the additional amortization related to intangibles acquired in both the Merger and the acquisition of GoTrain Corp. (GoTrain), an e-Learning business, in June 2003.

Stock-based compensation expense increased to $676,000 in the three months ended October 31, 2003 from $438,000 in the three months ended October 31, 2002. The expense relates to amortization of deferred compensation resulting from granting of stock options to employees at exercise prices below the fair market value of the stock and the sale of restricted common stock with sales prices below the fair market value of the stock. The stock options granted and restricted stock sold at prices below fair market value of the stock were granted by SkillSoft Corporation prior to its initial public offering and by Books prior to its acquisition by SkillSoft Corporation in December 2001. In addition, we recorded a one time deferred compensation charge of $273,000 in the three months ended October 31, 2003. This charge was due to the extension of certain option agreements until the Registration Statement on Form S-8 covering such option agreements, which was suspended as a result of our delay in filing a Form 8-K/A containing the historical SmartForce financial statements, was again available for use.

Restructuring and other non-recurring charges were $5.3 million in the three months ended October 31, 2003 and $6.6 million in the three months ended October 31, 2002. See Note 7 to the consolidated financial statements for a description of these charges.

Interest income, net decreased to $87,000 in the three months ended October 31, 2003 from $504,000 in the three months ended October 31, 2002. This decrease was primarily due to less funds available for investment and lower interest rates on our cash and cash equivalents and investments.

NINE MONTHS ENDED OCTOBER 31, 2003 VERSUS NINE MONTHS ENDED OCTOBER 31, 2002

Revenue increased $80.2 million, or 137%, to $138.7 million in the nine months ended October 31, 2003 from $58.6 million in the nine months ended October 31, 2002. This increase was due in part to the addition of revenue from SmartForce's historical customer base as well as revenue generated from new business.

Cost of revenue increased $7.7 million, or 117%, to $14.2 million in the nine months ended October 31, 2003 from $6.6 million in the nine months ended October 31, 2002. This increase was primarily due to increased costs of supporting the SmartForce hosting business, royalty fees associated with SmartForce's IT product line and, to a lesser extent, our Referenceware product line. Cost of revenue as a percentage of total revenue was 10% for the nine months ended October 31, 2003 compared to 11% for the nine months ended October 31, 2002. This decrease was primarily due to cost efficiencies achieved as a result of the Merger and a lower mix of revenue from royalty-bearing product lines.

Research and development expenses increased $25.7 million, or 173%, to $40.6 million in the nine months ended October 31, 2003 from $14.9 million in the nine months ended October 31, 2002. Research and development expenses as a percentage of total revenue increased to 29% in the nine months ended October 31, 2003 from 25% in the nine months ended October 31, 2002. These increases were primarily due to the addition of SmartForce's development organization and the ongoing efforts of modifying the SmartForce content to be compliant with SkillSoft standards and practices. In addition, we incurred $3.0 million in incremental research and development costs, which are costs related to our initiative for content offerings and improvements and platform improvements.

Selling and marketing expenses increased $35.8 million, or 113%, to $67.4 million in the nine months ended October 31, 2003 from $31.6 million in the nine months ended October 31, 2002. Selling and marketing expenses as a percentage of total revenue decreased 49% in the nine months ended October 31, 2003 from 54% in the nine months ended October 31, 2002. Selling and marketing expenses increased in absolute dollars due to the addition of SmartForce's sales and marketing organization and related costs.

General and administrative expenses increased $8.9 million, or 79%, to $20.0 million in the nine months ended October 31, 2003 from $11.2 million in the nine months ended October 31, 2002. General and administrative expenses as a percentage of total revenue decreased to 15% in the nine months ended October 31, 2003 from 19% in the nine months ended October 31, 2002. General and administrative expenses increased in absolute dollars primarily as a result of the Merger. We anticipate that general and administrative costs will increase due to costs in connection with complying with Sarbanes-Oxley legal requirements. Currently we are evaluating these costs and their potential impact on future operations.

Litigation settlement expense was $62.3 million in the nine months ended October 31, 2003. Litigation settlement expenses were comprised of $44.0 million related to the settlement with NETg, $2.3 million related to the settlement with IP Learn, and $16.0 million related to the settlement of the 1998 securities class action suit. Please see "Legal Proceedings" in Part II - Item 1.

Amortization of intangible assets was $7.5 million in the nine months ended October 31, 2003 and $2.0 million during the nine months ended October 31, 2002. The primary reason for the increase was the additional amortization related to intangibles acquired in both the Merger and the acquisition of GoTrain.

Stock-based compensation expense increased to $1.6 million in the nine months ended October 31, 2003 from $1.1 in the nine months ended October 31, 2002. The expense primarily relates to the amortization of deferred compensation resulting from the granting of stock options to employees at exercise prices below the fair market value of the stock and the sale of restricted common stock with sales prices below the fair market value of the stock. The stock options granted and the restricted stock sold at prices below fair market value of the stock were granted by SkillSoft Corporation prior to its initial public offering and by Books prior to its acquisition by SkillSoft Corporation in December 2001. In addition, we recorded a one time deferred compensation charge of $273,000 in the three months ended October 31, 2003. This charge was due to the extension of certain option agreements until the Registration Statement on Form S-8 covering such option agreements, which was suspended as a result of our delay in filing a Form 8-K/A containing the historical SmartForce financial statements, was again available for use.

Restructuring and other non-recurring charges were $16.8 million in the nine months ended October 31, 2003 and $6.6 million in the nine months ended October 31, 2002. The charges in the nine months ended October 31, 2003 include an additional $1.8 million related to further restructuring of the pre-Merger SmartForce PLC operations and $15.0 million related to the restatement of the historical SmartForce PLC financial statements.

Interest income, net, decreased to $680,000 in the nine months ended October 31, 2003 from $1.5 million in the nine months ended October 31, 2002. This decrease was primarily due to less funds available for investment and lower interest rates on our cash and cash equivalents and investments.

Gain on sale of investments, net, was $3.7 million for the nine months ended October 31, 2003. This was primarily related to a gain of $3.6 million from the sale of an equity investment.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2003, our principal source of liquidity was our cash and cash equivalents and short-term investments, which totaled $59.3 million. This compares to $125.0 million at January 31, 2003. In addition we have $25.0 million in restricted cash securing our line of credit, against which no borrowings are outstanding.

Net cash used in operating activities was $41.7 million and $18.5 million for the nine months ended October 31, 2003 and 2002, respectively. Our net cash used for the nine months ended October 31, 2003 reflects primarily our net loss of $87.7 million, partially offset by a decrease of $21.0 million in accounts receivable as a result of increased collections, and an increase of $20.8 million in accrued expenses as a result of litigation settlements.

Net cash provided by investing activities was $23.9 million and $41.5 million for the nine months ended October 31, 2003 and 2002, respectively. Maturity and sales of investments, net of purchases (short and long-term), generated a net cash inflow of approximately $56.1 million in the nine months ended October 31, 2003. This was offset by the designation of $25.0 million as restricted cash to secure a line of credit and $5.0 million used to purchase GoTrain.

Net cash provided by financing activities was $4.7 million and $1.1 million for the nine months ended October 31, 2003 and 2002, respectively. For the nine months ended October 31, 2003, these proceeds related to the exercise of stock options and purchases under our 1995 Employee Stock Purchase Plan, as well as payments on notes receivable related to restricted stock.

Working capital was approximately ($44.7) million and $31.8 million as of October 31, 2003 and January 31, 2003, respectively. The decrease in working capital in the nine months ended October 31, 2003 was primarily due to the $22.0 million cash payment to NETg and the accrual of the final $22.0 million payment to NETg, which is scheduled to occur in the second quarter of fiscal year 2005. In addition, working capital decreased due to the accrual of our contribution of $16.0 million related to the settlement of the 1998 securities class action lawsuit, for which $10.0 million is scheduled to be disbursed in the three months ended January 31, 2004 and $6.0 million in mid 2004. Total assets were approximately $315.3 million and $378.1 million as of October 31, 2003 and January 31, 2003, respectively. As of October 31, 2003, goodwill and separately identifiable intangible assets were $127.2 million and $28.3 million, respectively.

On June 24, 2003, we executed a $25 million one-year, secured line of credit from a bank. Under the terms of the line of credit, the facility is to be initially secured by $25 million in cash held in a certificate of deposit in the amount of the line, plus a first security interest in all domestic business assets. The cash held in the certificate of deposit is to be released on a quarterly basis beginning the quarter following the achievement of two consecutive minimum levels of operating income. All borrowings under the line of credit bear interest at the lesser of the bank's prime rate or the 30 or 60-day LIBOR rate plus 2.75%. As of October 31, 2003 there were no amounts outstanding under the line of credit.

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

We lease certain of our facilities and certain equipment and furniture under operating lease agreements that expire at various dates through 2023. Future minimum lease payments, net of estimated rentals, under these agreements are as follow (in thousands):

FISCAL YEAR ENDING JANUARY 31:      FACILITIES     OTHER        TOTAL
             2004                   $   6,051     $  1,695    $    7,746
             2005                       5,291          814         6,105
             2006                       4,098           77         4,175
             2007                       3,344           12         3,356
             2008                       3,199            2         3,201

       Thereafter                      11,366           --        11,366
                                    ---------     --------    ----------
            TOTAL                   $  33,349     $  2,600    $   35,949
                                    =========     ========    ==========

We have entered into long-term agreements with third parties to provide content and subject matter expertise. In connection with these agreements, our minimum obligations are approximately $5.8 million and $2.3 million for the fiscal years ending January 31, 2004 and 2005, respectively.

We expect to continue to experience significant growth in capital expenditures and operating expenses, particularly sales and marketing and product development expenses, for the foreseeable future in order to execute our business plan. To the extent that the execution of our business plan results in increased sales, we expect to experience corresponding increases in deferred revenue and prepaid expenses. Approximately $1.3 million of the $30.3 million exit plan accrual established to restructure the operations of pre-Merger SmartForce PLC is expected to be paid by January 2004, and the remaining value of approximately $11.5 million is expected to be disbursed through October 2011. We reached a litigation settlement agreement in July 2003, which requires a future cash payment of approximately $22.0 million. We also reached a litigation settlement agreement in December 2003, which requires future cash payments of approximately $16.0 million. We expect that the principal sources of funding for our operating expenses, capital expenditures and other liquidity needs will be a combination of our available cash equivalents and marketable securities (which totaled $59.3 million as of October 31, 2003) and funds generated from operations. We believe our current funds and expected cash flows from operating activities will be sufficient to fund our operations for at least the next 12 months. However, there are a number of factors that may negatively impact our available sources of funds including unfavorable outcomes or settlements of pending litigation. The amount of cash generated from operations will be dependent upon the successful execution of our business plan and worldwide economic conditions. In addition, our cash needs may increase due to factors such as unanticipated developments in our business or significant acquisitions.

FUTURE OPERATING RESULTS

    RISKS RELATED TO LEGAL PROCEEDINGS

IN CONNECTION WITH OUR RESTATEMENT OF THE HISTORICAL FINANCIAL STATEMENTS OF SMARTFORCE, CLASS ACTION LAWSUITS HAVE BEEN FILED AGAINST US AND ADDITIONAL LAWSUITS MAY BE FILED, AND WE ARE THE SUBJECT OF A FORMAL ORDER OF PRIVATE INVESTIGATION ENTERED BY THE SEC.

While preparing the closing balance sheet of SmartForce as at September 6, 2002, the date on which we closed our merger with SkillSoft Corporation, certain accounting matters were identified relating to the historical financial statements of SmartForce (which, following the Merger, are no longer our historical financial statements -- see Note 1 of the Notes to the Consolidated Financial Statements). On November 19, 2002, we announced our intent to restate the SmartForce financial statements for 1999, 2000, 2001 and the first two quarters of 2002. Following this announcement, several lawsuits claiming to be class actions were commenced against us and certain of our current and former directors and officers, by or on behalf of persons claiming to be our shareholders and persons claiming to have purchased or otherwise acquired our securities at specified periods beginning as early as October 19, 1999 and continuing after September 6, 2002. These lawsuits have been consolidated. On October 31, 2003, plaintiffs filed two amended complaints in the consolidated lawsuit, one on behalf of a purported class of purchasers of our ADSs between April 27, 1999 through November 18, 2002, and another on behalf of a purported class of SkillSoft Corporation shareholders who acquired our ADSs in connection with the merger. Additional lawsuits may be filed against us. Regardless of the outcome of the consolidated action, it is likely that we will incur substantial defense costs and that such action will cause a diversion of our management's time and attention. If we do not prevail in the case we could be required to pay substantial damages or settlement costs, which could have a material adverse effect on our financial condition or results of operation. We are unable at this time to assess the validity of the claims or estimate the possible range of damages that might be incurred as a result of the consolidated lawsuit. We have not yet established any financial reserves relating to this lawsuit. We believe that we have meritorious defenses to this action and intend to defend ourselves vigorously.

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

Since the end of the third quarter of 1998, a class action lawsuit has been pending in the United States District Court for the Northern District of California against us, one of our subsidiaries, SmartForce USA, which has merged with and into our subsidiary, SkillSoft Corporation and certain of our former and current officers and directors, alleging violation of the federal securities laws. It has been alleged in this lawsuit that we misrepresented or omitted to state material facts regarding our business and financial condition and prospects in order to artificially inflate and maintain the price of our ADSs, and misrepresented or omitted to state material facts in our registration statement and prospectus issued in connection with our merger with Forefront.

In December 2003, we reached a settlement of this litigation. Under the terms of the settlement, we will make a $10 million cash payment within 30 days and an additional $6 million payment in mid-2004. Our insurance carriers will pay an additional $16 million for total settlement payments of $32 million. The settlement is subject to court approval and there is no assurance that the court will approve the settlement.

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

    RISKS RELATED TO THE OPERATION OF OUR BUSINESS

WE AND SKILLSOFT CORPORATION HAVE EXPERIENCED NET LOSSES IN THE PAST, AND WE MAY BE UNABLE TO ACHIEVE OR MAINTAIN PROFITABILITY.

SmartForce incurred substantial net losses both recently and in the past, including net losses of $43.8 million in the three months ended June 30, 2002 and $6.3 million in the three months ended March 31, 2002. SkillSoft Corporation incurred substantial net losses in every fiscal quarter prior to its fiscal quarter ended January 31, 2002. In addition, the combined company recorded a net loss of $284 million for the fiscal year ended January 31, 2003 and $87.7 million for the nine months ended October 31, 2003. We expect to incur significant expenses in connection with the completion of the migration to a unified platform and the continued expansion of this combined business, and, as a result, the business will need to generate significant revenues to achieve and maintain profitability. We cannot guarantee whether our combined business will achieve or sustain profitability in any future period.

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

     -   product or service quality problems;

     - seasonality - due to the budget and purchasing cycles of our customers, we expect our revenue and operating results will generally be strongest in the second half of our fiscal year and weakest in the first half of our fiscal year;

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

OUR RESTRUCTURING PLANS MAY BE INEFFECTIVE OR MAY LIMIT OUR ABILITY TO COMPETE.

Since the Merger, we have recorded an aggregate of $30.3 million in merger and exit costs and an aggregate of $30.8 million of restructuring and other non-recurring charges. There are several risks inherent in these efforts to transition to a new cost structure.

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

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of October 31, 2003, we did not use derivative financial instruments for speculative or trading purposes.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, and with the assistance of outside consultants, we evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2003. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures needed significant improvements with respect to certain aspects of our financial reporting at predominantly the non-U.S. subsidiaries of the former SmartForce PLC and in our ability to process the consolidated financial closing cycle. Our independent auditors have informed us that they believe we have material weaknesses and reportable conditions in internal controls in certain of these areas. We have implemented interim mitigating control procedures as part of the process of preparing our financial statements for the quarter ended October 31, 2003 and the year ended January 31, 2003. Although the Company continues to make progress in these areas, the Company continues to utilize outside resources to support its accounting and finance department. The Company believes that further improvements in its processes will be required.

Except as noted above, no change in our internal control over financial reporting occurred during the fiscal quarter ended October 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CLASS ACTION LAWSUITS

Following the November 19, 2002 announcement of our intent to restate the SmartForce financial statements for 1999, 2000, 2001, and the first two quarters of 2002, several class action lawsuits were filed against us and certain of our current and former officers and directors in the United States District Court for the District of New Hampshire. These lawsuits alleged, that we misrepresented or omitted to state material facts in our SEC filings and press releases regarding our revenues and earnings and failed to correct such false and misleading SEC filings and press releases, which are alleged to have artificially inflated the price of our ADSs. These lawsuits have all been assigned to Chief Judge Paul J. Barbadoro. On March 26, 2003, Judge Barbadoro consolidated the lawsuits under the caption "In re SmartForce Securities Litigation," Civil Action No. 02-544-B, appointed as lead plaintiffs the Teacher's Retirement System of Louisiana and the Louisiana Sheriff's Pension & Relief Fund, and approved the lead plaintiffs' choice of lead counsel and local counsel. On October 31, 2003, lead plaintiffs filed two amended complaints in this consolidated action, one on behalf of a purported class of purchasers of our ADSs between April 27, 1999 through November 18, 2002, naming as defendants SkillSoft PLC, Gregory M. Priest, Patrick E. Murphy, David C. Drummond and Jack Hayes; and another on behalf of a purported class of SkillSoft Corporation shareholders who acquired our ADSs in connection with the merger, naming as defendants SkillSoft PLC, Gregory M. Priest, Patrick E. Murphy, Ronald C. Conway, John M. Grillos, James S. Krzywicki, Patrick J. McDonough, Dr. Ferdinand von Prondzynski, Stewart K.P. Gross, William T. Coleman, P. Howard Edelstein and Charles E. Moran, as well as some additional entities. The complaints allege that we misrepresented or omitted to state material facts, which are alleged to have artificially inflated the price of our ADSs. The consolidated lawsuit seeks unspecified monetary damages together with interest, costs, fees and expenses. We believe that we have meritorious defenses to this action and intend to defend ourselves vigorously.

At the end of our fiscal third quarter of 1998, several purported class action lawsuits were filed in the United States District Court for the Northern District of California against us, one of our subsidiaries and certain of our former and current officers and directors alleging violations of the federal securities laws. It has been alleged in these lawsuits that we misrepresented or omitted to state material facts regarding our business and financial condition and prospects in order to artificially inflate and maintain the price of our ADSs, and misrepresented or omitted to state material facts in our registration statement and prospectus issued in connection with our merger with ForeFront. In December 2003, we reached a settlement of this litigation. Under the terms of the settlement, we will make a $10 million cash payment within 30 days and an additional $6 million payment in mid-2004. Our insurance carriers will pay an additional $16 million for total settlement payments of $32 million. The settlement is subject to court approval and there is no assurance that the court will approve the settlement.

NETG LITIGATION

Our subsidiary, SkillSoft Corporation, several of its executive officers and key employees, and a former major investor of SkillSoft Corporation are named as defendants in a lawsuit pending in the Circuit Court of Cook County, Illinois filed by National Education Training Group, Inc. (NETg), the former employer of several of those individuals (the NETg State Court Litigation). The claims seek injunctive relief against SkillSoft Corporation and Messrs. Moran, Nine, Townsend, Brown and Ritze and Ms. Hovis and demand the return, and no future use by SkillSoft Corporation and these defendants, of the alleged trade secrets. The claims also seek compensatory damages of $400 million, exemplary damages in the additional amount of $400 million, additional compensatory, incidental and consequential damages in an unspecified amount and punitive damages of $50 million or such other amount as the court deems just or appropriate. In addition, on October 26, 2000, NETg filed suit against SkillSoft Corporation in the United States District Court for the Northern District of Illinois alleging that SkillSoft Corporation's educational and training software products infringe United States Patent No. 6,039,575, which was issued on March 21, 2000 and is allegedly owned by NETg. The complaint seeks both monetary damages and injunctive relief (the NETg Patent Litigation). The details of the NETg State Court Litigation and the NETg Patent Litigation are set forth more fully in our Quarterly Report on Form 10-Q for the period ended April 30, 2003.

On July 21, 2003, the parties entered into a settlement agreement, which will result in a final dismissal and termination of the NETg State Court Litigation and the NETg Patent Litigation. Under the terms of the settlement agreement, we have agreed to pay NETg an aggregate of $44 million in two payments of $22 million each. We made the first payment on July 25, 2003. The second payment is due on July 21, 2004. We also agreed not to make certain specific modifications to our information technology training courseware for a limited period of time. In exchange, SkillSoft Corporation and the other defendants received complete but conditional releases from any liability relating to the subject matter of the NETg State Court Litigation or the NETg Patent Litigation, or with certain exceptions, based on or arising from the alleged use of any alleged NETg intellectual property. We also received a perpetual, non-transferable, non-exclusive license to develop, use, sell, offer for sale, lease or offer to lease products or services containing or embodying certain NETg technology or inventions disclosed or described in certain NETg patent applications. The Settlement Agreement provides that "it is specifically understood that two million dollars of the payments provided for under the Settlement Agreement, shall be in respect of" such license. Under the terms of the settlement agreement, if NETg was not compelled to return the first $22 million payment on or before October 28, 2003, then the releases would become unconditional, the NETg State Court Litigation would be dismissed with prejudice and the NETg Patent Litigation would not be pursued further. On October 29, 2003, the state court entered the parties' stipulation of dismissal, and the action was dismissed with prejudice. The above-referenced releases likewise became unconditional.

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

On October 1, 2002, IP Learn served our subsidiary SkillSoft Corporation with an amended complaint alleging that SkillSoft Corporation infringed U.S. Patent Nos. 6,126,448; 6,118,973; 5,934,909; 5,779,486; and 6,398,556. The complaint seeks both monetary damages and injunctive relief. In response to the amended complaint, SkillSoft Corporation filed a motion to dismiss or, in the alternative, for a more definite statement. The United States District Court for the Northern District of California granted SkillSoft Corporation's motion to dismiss on October 15, 2002, and on October 25, 2002, IP Learn filed its Second Amended Complaint alleging again that SkillSoft Corporation is infringing the five IP United States patents assigned to IP Learn listed above. The Second Amended Complaint seeks both monetary damages in an unspecified amount and injunctive relief. On November 8, 2002, SkillSoft Corporation filed its Answer to the Second Amended Complaint, in which it denied liability and asserted counterclaims seeking declaratory relief that the specified patents are invalid and that SkillSoft Corporation has not infringed the specified patents.

In June 2003, we reached an agreement with IP Learn regarding the settlement of the pending litigation pursuant to which we obtained a license to use certain of IP Learn's patents. Under the terms of the settlement agreement, we made a cash payment and issued ordinary shares (which are represented by ADSs). On or about November 18, 2003, pursuant to the settlement agreement and a stipulation filed by the parties, the court entered an order dismissing the lawsuits with prejudice.

LIONET

On June 13, 2002, Lionet Limited, a limited liability company incorporated and doing business in Ireland, filed a claim against us in Ireland, alleging, among other things, that we breached the terms of our software license agreement with Lionet Limited in that we permitted or failed to prevent the decompilation of the provided software products and that we have failed to cooperate in audits to determine the nature of such alleged copying or de-compilation. Lionet Limited sought damages for lost license fees of $6.8 million and other damages. On October 23, 2003, we entered into a settlement agreement with Lionet Limited.

We are not a party to any other material legal proceedings.

ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS

In connection with the settlement agreement we entered into with IP Learn regarding the litigation described in Part II - Item 1. Legal Proceedings, we made a cash payment to IP Learn and on October 3, 2003, we issued an aggregate of 100,000 ordinary shares (which are represented by ADSs) to IP Learn and its designees. This issuance of ordinary shares was made in reliance on section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2003 annual general meeting of shareholders on October 31, 2003. Under the terms of the deposit agreement, The Bank of New York is entitled to vote or cause to be voted on behalf of, and in accordance with the instructions received from, the ADS holders. Two individual shareholders, the proxy for the ordinary shareholders and a representative of AIB, the custodian for the ordinary shares representing the ADS's, were present for the vote. Voting was conducted on a show of hands in accordance with Irish law. There were no abstentions, broker non-votes or votes withheld with respect to any matter submitted to a vote of the ordinary shareholders at the annual general meeting. The following is a brief description of each matter submitted to a vote of the ordinary shareholders and a summary of the votes tabulated with respect to each such matter at the annual general meeting, as well as a summary of the votes cast by the Bank of New York based on the ADR facility:

         (1) Re-election as a director of Gregory M. Priest, who retired by rotation and being eligible offered himself for re-election in accordance with our Articles of Association.

                           Votes "FOR"   "AGAINST"   "ABSTAIN"
Ordinary Shareholders           4            0           0
ADS Holders                90,115,810    9,423,409     74,484

         (2) Election as directors, each of whom were appointed during the year:
    (a) Charles E. Moran

                           Votes "FOR"   "AGAINST"   "ABSTAIN"
Ordinary Shareholders          4             0           0
ADS Holders                99,261,401     277,523     74,779

    (b) William T. Coleman III

                           Votes "FOR"   "AGAINST"   "ABSTAIN"
Ordinary Shareholders          4             0           0
ADS Holders                99,263,391     274,498     75,814

    (c) Stewart K.P. Gross

                           Votes "FOR"   "AGAINST"   "ABSTAIN"
Ordinary Shareholders          4             0           0
ADS Holders                99,255,520     281,249      76,934

    (d) P. Howard Edelstein

                           Votes "FOR"   "AGAINST"   "ABSTAIN"
Ordinary Shareholders          4             0           0
ADS Holders                99,253,140     282,741      77,822

         (3) Authorization of the Audit Committee of the Board of Directors to fix the remuneration of our auditors for the fiscal year ending January 31, 2004.

                           Votes "FOR"   "AGAINST"   "ABSTAIN"
Ordinary Shareholders          4             0           0
ADS Holders                99,013,491     458,482     141,730

         (4) Amendment of our 1995 Employee Share Purchase Plan (the "ESPP") to increase the number of Ordinary Shares available for sale under the ESPP from 3,000,000 to 3,800,000.

                           Votes "FOR"   "AGAINST"   "ABSTAIN"
Ordinary Shareholders          4             0           0
ADS Holders                99,055,524     408,154     150,025

ITEM 5. - OTHER INFORMATION

Not applicable.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

See the Exhibit Index attached hereto.

(b)      Reports.

On September 22, 2003, we filed Amendment No. 1 to a Current Report on Form 8-K under Item 7 containing financial statements and pro forma financial information in connection with our merger with SkillSoft Corporation on September 6, 2002. On December 4, 2003, we furnished a Current Report on Form 8-K under Item 12 containing a copy of our earnings release for the fiscal quarter ended October 31, 2003.

We previously disclosed the following Current Report on Form 8-K in our Quarterly Report on Form 10-Q for the quarter ended July 31, 2003:

On September 11, 2003, we furnished a Current Report on Form 8-K under Item 9 containing a copy of our earnings release for the fiscal quarter ended October 31, 2003 pursuant to Item 12 (Results of Operations and Financial Condition).

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SKILLSOFT PUBLIC LIMITED COMPANY

         Date: December 15, 2003

                                           By: /s/ Thomas J. McDonald
                                               ----------------------
                                                 Thomas J. McDonald
                                               Chief Financial Officer

EXHIBIT INDEX

10.1     Stipulation of Settlement, dated November 26, 2003.

10.2 Indemnification Agreement, dated November 13, 2003, by and between the Company and P. Howard Edelstein.

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