Form 10-K
period 2004-01-31
SKILLSOFT PUBLIC LIMITED CO
filed 2004-04-15
CIK 940181

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

           FOR THE FISCAL YEAR ENDED JANUARY 31, 2004

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

     The approximate aggregate market value of voting shares held by non-affiliates of the registrant as of July 31, 2003 was $466,094,399

     On March 31, 2004, the registrant had outstanding 103,524,579 Ordinary Shares (issued or issuable in exchange for the registrant's outstanding American Depository Shares ("ADSs")).

                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant intends to file with the Securities and Exchange Commission a definitive proxy statement with respect to the Annual General Meeting of Shareholders for the fiscal year ended January 31, 2004. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        SKILLSOFT PUBLIC LIMITED COMPANY

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                    PART I
Item 1.     Business....................................................    2
Item 2.     Properties..................................................   18
Item 3.     Legal Proceedings...........................................   18
Item 4.     Submission of Matters to a Vote of Security Holders.........   19

                                   PART II
Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................   21
Item 6.     Selected Financial Data.....................................   22
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   22
Item 7A.    Quantitative and Qualitative Disclosures About Market
            Risk........................................................   44
Item 8.     Financial Statements and Supplementary Data.................   45
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................   45
Item 9A.    Control and Procedures......................................   45

                                   PART III
Item 10.    Directors and Executive Officers of the Registrant..........   46
Item 11.    Executive Compensation......................................   46
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management and Related
            Stockholder Matters.........................................   46
Item 13.    Certain Relationships and Related Transactions..............   46
Item 14.    Principal Accountant Fees and Services......................   46

                                   PART IV
Item 15.    Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................   46
Signatures..............................................................   48

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

     As used in this Form 10-K, "we", "us", "our", "SkillSoft" and "the Company" refer to SkillSoft Public Limited Company and its subsidiaries.

ITEM 1.  BUSINESS

GENERAL

     SkillSoft is a leading global provider of e-learning content and technology products for business and information technology (IT) professionals primarily within the Global 5000. SkillSoft's SkillChoice multi-modal learning solutions support and enhance the speed and effectiveness of both formal and informal learning processes and integrate SkillSoft's in-depth courseware-learning content, learning management platform technology and support services. Content offerings include our SkillChoice Multi-Modal Learning Solutions, Business Skills Library and IT Skills and Certification Library; ITPro, BusinessPro, FinancePro, and OfficeEssentials Referenceware collections by Books24x7; and health and safety compliance courseware by GoTrain.

     We focus on a variety of business and professional effectiveness and IT topics that we believe represent the critical skills required of employees in increasingly dynamic and complex work environments. We partner with some of the world's technology leaders to co-develop sound, standardized content that delivers rich, comprehensive learning and performance support experiences. Our IT skills courses give learners the ability to gain the technical knowledge they need to perform their jobs. Our business skills (also known as soft skills) courses concentrate on the skills and knowledge that are relevant to the various areas of functional responsibility in today's business organizations. These skills are important to a business professional's ability to work better with business associates and customers, make better business decisions, and more effectively achieve his or her most important work-related and career oriented objectives. Our products and services are designed to accelerate the ability of today's workforce to master the business and technology skills required for competitive success, enable our customers to address training and performance support issues that support their business objectives and provide a system of continuous support to working employees. Our solutions are based on open standards Web technologies and flexible, low bandwidth architecture, enabling users to access the material they need via computer, with the specificity or breadth that they require, anytime or anywhere that they may need it.

     We currently have thousands of customers worldwide spanning business, government and education, and more than 5.0 million licensed users. We focus on meeting the comprehensive business skills and IT learning needs of professionals in Global 5000 organizations through a comprehensive range of content-centered, e-learning solutions. The integration of our e-learning offerings delivers a comprehensive Multi-Modal Learning (MML) solution that includes the following major content modalities:

          SkillChoice Multi-Modal Learning Solutions: These solutions provide a rich array of resources (including courseware, Referenceware, online mentoring, test preparation exams, SkillSimulations and Blended Learning Toolkits) to support formal training and informal performance support needs. Available as four offerings (Complete, IT, Business and Desktop), SkillChoice Solutions provide the necessary depth and breadth to encompass a wide range of corporate learning objectives.

          SkillPort: SkillPort, our learning management platform, provides a reliable, flexible and cost-effective way for organizations to deploy and manage their e-learning programs. Using SkillPort, customers can leverage the benefits of the multi-modal learning approach and deploy complex solutions rapidly, on a global basis. With Search-and-Learn, employees view all e-learning assets on the system with a single, unified search. SkillPort is available as a hosted solution, supporting the growing demand for reliable, scalable and secure e-learning with a low-cost, low IT-burden model. Alternatively, customers may choose to deploy SkillPort on their own intranet infrastructure.

          Business Skills Library: This includes more than 2,100 courseware titles and simulations encompassing professional effectiveness, management/leadership, project management, sales and customer-facing skills, business strategy/operations, finance, human resources, safety/health and financial services. Our courses feature strong visual design; a focus on instructional objectives at the application and analysis levels; learner interactivity; reinforcement through RolePlays, SkillSimulations, and case studies; and transfer of learning through online Job Aids, Follow-On Activities and SkillBriefs.

          IT Skills and Certification Library: This includes more than 2,000 courseware titles encompassing software development, operating systems and server technologies, Internet and network technologies, enterprise database systems, Web design, and desktop computer skills. Our IT skills library also supports more than 70 current industry certification exams. The IT courses also feature strong visual design, interactivity, and reinforcement of learning transfer via frequent practice questions, simulations and mentored and self-assessed exercises.

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

          Books24x7 Referenceware: This includes more than 5,500 unabridged IT and business books and reports that are available to online subscribers through our subsidiary, Books24x7. A unique, patent-pending search engine gives subscribers the ability to perform multi-level searches to pinpoint information needed for on-the-job performance support and problem-solving.

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

     We maintain a Web site with the address www.skillsoft.com. We are not including the information contained on our Web site as part of, or incorporating it by reference into, this annual report on Form 10-K. We make available free of charge through our Web site our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the Securities and Exchange Commission.

INDUSTRY BACKGROUND

     The corporate training market is large. We believe that a substantial majority of the corporate training market is comprised of business skills and IT skills training. We believe that the growth in corporate training in general and business skills training in particular is being driven by:

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

     Although corporate training has historically been dominated by traditional classroom instruction, e-learning solutions are changing the manner in which business enterprises improve the skills of their workforce. By providing real-time accessibility and user-focused specificity, we believe that e-learning is changing the training and education process from a distinct event -- often off-site and limited in scope -- to a process of continuous learning for employees. With the rising need for training in increasingly complex working environments, we believe that properly designed and deployed e-learning solutions can effectively address the needs of business organizations seeking to provide comprehensive, enterprise-wide learning resources to their employees. These solutions can support both the planned formal learning priorities and the day-to-day informal learning activities that comprise the primary means by which business professionals learn the skills needed to do their job and grow their careers.

     We believe that e-learning solutions present a significant opportunity for business organizations to effectively train and support the productivity of their workforce. Like traditional technology-based training solutions, such as CD-ROMs and client/server applications, e-learning solutions alleviate the inefficiencies associated with classroom training, including travel costs, scheduling difficulties and the opportunity costs of employees' time. In addition, e-learning provides benefits beyond other technology-based training methods that make it more flexible, effective and cost-efficient. For example, e-learning solutions provide more timely and simplified deployment, the flexibility of self-directed and personalized learning, improved ease of use, and enhanced product/user support and administrative functionality. Furthermore, through the use of Web-based technologies, e-learning solutions provide access via computer to content anytime, anywhere over the Internet and in the exact amount required.

PRODUCTS

  PRODUCT LIBRARY OVERVIEW

     With over 4,100 courses spanning IT, cross-functional business skills, functional area expertise and workplace compliance subjects, we are an industry leader in e-learning content solutions for today's critical business and IT skills. Through our focus on these critical skills and our track record in fast and effective execution, we strive to deliver e-learning content that excels in terms of depth, breadth, up-to-date relevance, interactive learning design and Web deployment flexibility. Also, through our Books24x7 professional Referenceware offering, we offer users over 5,500 unabridged IT and business titles from more than 100 of the world's best-known publishing companies. Together, these multi-modal e-learning components offer organizations an array of both formal and informal learning based on user needs -- whether students need to immerse themselves in the subject matter or need to quickly reference content for five to ten minutes of on-the-job performance support.

     We regularly add new courses to cover new skills and technologies and new subjects requested by our customers or that we believe our customers will want. We also regularly retire courses from our active library as certain skills, subjects or technologies become outdated or used less frequently by our customers, and as we replace older courses with newer and higher quality versions. This combination of adding and retiring courses, which is part of our continuous effort to ensure the currency, relevancy and high quality of our active library, will cause the overall active library size to fluctuate.

  BUSINESS SKILLS COURSEWARE AND SIMULATIONS

     Our comprehensive business skills library of e-learning courses, simulations and learning objects encompasses a wide array of professional effectiveness skills and business topics. As of January 31, 2004, our business skills library included over 2,100 business skills course and simulation offerings. Our business skills courses and simulations are divided into the following major Solution Areas:

Professional Effectiveness                 Business Strategy & Operations
Management & Leadership                    Safety & Health
Project Effectiveness                      Workplace Compliance
Sales & Customer-Facing Skills             Financial Services Industry
Finance, HR & Administration

     We have more than 800 current English language business skills courses, and over 1,300 business skills courses that have been localized into a number of languages including UK English, Italian, German, French, Castilian Spanish, Japanese, Mandarin Chinese, Traditional Chinese, Cantonese and Latin American Spanish to support other geographic markets.

  IT SKILLS COURSEWARE

     Our comprehensive IT skills library of e-learning courses and learning objects encompasses a wide array of technologies used by IT professionals and business end-users. As of January 31, 2004, our IT skills library included over 2,000 IT skills course offerings that are divided into six major Solution Areas:

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

MICROSOFT                 COMPTIA  LOTUS NOTES              ORACLE
MOS                       A+       R5 CLS Admin             OCA 9i
MCP                       Net+     R5 CLS Developer         OCP 9i
MCSA 2000                 INet+    R5 CLP Admin.
MCSE 2000                 Server+  R5 CLP Developer
MCSD VB 6.0               Linux+
MCSD .NET (VB)
MCDBA
MCSA 2003 MCSE 2003       CICSO    SECURITY                 CIW
                          CCNA     Sans Geac                CIW Associate
                          CCDA     CompTIA Security+        Master Enterprise Developer
                          CCNP     CISSP (ISC(2))           CIW Site Designer
                          CCDP

MACROMEDIA                ECDL     PROJECT MGMT INSTITUTE
Coldfusion MX Developer   ECDL     PMP
Dreamweaver MX Developer  ICDL
Flash MX Developer

     We have more than 1,200 current English language IT skills courses, and over 900 IT skills course titles that have been localized into a number of languages including German, French, Spanish, Italian, Japanese, Dutch, Greek, Portuguese and Korean to support other geographic markets.

  BOOKS24X7

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

          ITPRO COLLECTION is geared toward technology professionals including developers, network administrators, technology executives, information services managers and technical support representatives. This collection consists of content from dozens of IT publishers including industry leaders such as Apress, Microsoft Press, MIT Press, Osborne/McGraw-Hill, Sybex and John Wiley & Sons.

          BUSINESSPRO COLLECTION is geared toward professionals whose role requires exercising strong business judgment. This collection contains over 30 business skills and professional development publishers including industry leaders such as AMACOM, ASTD, Berrett-Koehler, Harvard Business School Press, Jossey-Bass, Oxford University Press, and John Wiley & Sons.

          OFFICEESSENTIALS COLLECTION is a specialty collection geared toward non-technical users who require occasional real-time assistance with common office applications. This collection contains award winning content, including the "for Dummies" series, is written in a comfortable, easy-to-understand tone and can be deployed to desktops to relieve Help Desk congestion, or provided as an end-user "safety-net" during migration to new applications such as Microsoft Office 2003.

          FINANCEPRO COLLECTION offers professionals access to relevant information on a variety of financial and accounting topics. FinancePro delivers fully searchable, online content from popular publishers such as AMACOM, John Wiley & Sons, McGraw-Hill and Oxford University Press, and is an essential tool for anyone needing immediate access to financial reference materials including such topics as GAAP, International Accounting Standards, operations management, planning and taxation.

  EXPRESS GUIDES

     Our Express Guides are targeted at IT professionals who need information immediately upon release of new technologies. Express Guides complement other learning options, such as e-learning courses and books, both of which require longer development cycles to bring to market. Express Guides can be searched, launched and managed through SkillPort 6, SkillSoft's learning management platform, as well as other third-party learning management systems.

     Our initial focus for the development of Express Guides has been for Cisco Systems technologies, with 24 Express Guides for Cisco Systems certification program support introduced in the first quarter of fiscal 2005. Based on Cisco's own instructional materials, these electronically-delivered instructional guides support new and enhanced Cisco technologies and the corresponding new certification requirements. Included in the first set of Express Guides are titles to support changes in Cisco's CCNA, CCNP, CCDA, CCDP, CCIE, and CCSP certification programs. SkillSoft currently plans to deliver additional Express Guides for Cisco, as well as those supporting other technology vendors, in the future. Currently, 8 Express Guides to support MCSA and MCSE certification programs for Microsoft Windows Server 2003 are also available.

  GOTRAIN

     Acquired in June 2003, GoTrain provides an extensive library of compliance-based e-learning solutions that address standards mandated by the occupational Safety and Health Administration (OSHA), Environmental Protection Agency (EPA), and the Department of Transportation (DOT). As a cost-effective alternative to traditional instructor-led training, GoTrain courses help reduce the risks and liability for non-compliance in the workplace. In addition, they also reduce risks associated with worker's compensation claims, lawsuits and the expense of increased insurance costs.

     GoTrain specializes in delivering effective Environmental Safety and Health (ES&H) courses for the "hardhat and safety glasses" industries. As such, courses are based on sound adult-learning principles, with an easy-to-use interface that is designed for the needs of persons with a range of PC literacy and reading proficiencies. In addition, GoTrain's learning management system allows training administrators to track learner status, run up-to-the-minute training compliance reports and set consistent training and re-training requirements.

  THE SKILLSOFT INSTRUCTIONAL DESIGN MODEL

     Our instructional design model, which we have used in designing our business and IT skills courses, is based primarily on the concepts of performance-oriented instruction, mastery and the sequencing of instructional activities and strategies. The model draws heavily from adult learning principles that emphasize learner initiative, self-management, experiential learning and transfer of learning into the workplace. The design of each of our courses starts with the definition of user-focused performance objectives and then proceeds to the selection and implementation of instructional strategies and learning activities appropriate for those objectives. Frequent practice questions or exercises along with assessments measure users' achievement of those objectives. This robust, yet flexible, design methodology creates an instructionally sound framework for the design and development of highly interactive, engaging and instructionally effective courses -- regardless of the content focus or level of learning.

     Our instructional design model is intended to meet the challenge of creating effective and engaging instruction that is easily deployed on our corporate customers' global computer networks or over the Internet. Our design, development and quality assurance standards and processes are all geared toward insuring each course meets our expectations for the best instruction possible.

     Our instructional design model is focused on producing courses in all content areas with:

     - learning outcomes specified by performance goals and objectives;

     - content and learning activities based on specified objectives;

     - assessment based on the knowledge and skills specified in the objectives;

     - options to take assessments in either pre- or post-test mode;

     - instructional strategies and multimedia elements tailored to the specific course content;

     - tools to promote the transfer of learning into the workplace, such as online Job Aids and Follow-On Activities;

     - instructional strategies appropriate for the content and learning level, such as examples, behavior modeling, guided practice, and simulations; and

     - levels of learning appropriate for the content and the target audience.

     The theories and principles embedded within our instructional design model are actualized via:

     - friendly, intuitive graphical user interface;

     - course structure and navigation that supports self-paced, user-controlled instruction;

     - unlimited access to instruction and assessments;

     - standardized templates to create unified and predictable functionality;

     - a variety of presentation, practice, and assessment templates supporting high levels of user interactivity and engagement; and

     - standardized, yet flexible, flow of instruction.

     Starting from this set of common elements and attributes, our courses then include the instructional strategies most suitable for the content and specified objectives. For instance, the approach to teaching communication skills is different from the approach to teaching finance or accounting skills, and the strategies used to teach these two business content areas differ from those used to teach computer and software skills.

  LEARNING DESIGN FOR BUSINESS SKILLS

     Our business skills courses cover a broad range of business and professional effectiveness curriculum areas. Some content is factual with predictable, non-variable outcomes, such as finance; other content areas, such as communication skills, are "softer", or more behavioral-oriented, and have highly variable implementation options and outcomes that require a different set of instructional presentation and practice strategies. In addition, we have a strong commitment to reach the highest possible levels of learning in each course -- including as much application and analysis level content as possible, supported by strong foundational learning at the knowledge and comprehension levels.

     The key instructional features and strategies in our business skills courses and library are:

          ROLEPLAY EXERCISES -- RolePlay exercises present users with opportunities for realistic practice of varying aspects of course content within everyday workplace scenarios. RolePlay exercises have multiple possible outcomes based on users' responses to the simulation's interactions. When integrated into course topics, RolePlay exercises allow users to freely explore the impact of handling realistic work situations in different ways. SkillSoft's RolePlay design allows users to experience the exercise in "score" mode or "explore" mode. Using score mode lets learners assess their level of skill within the targeted content area. Using explore mode allows the learner to dynamically explore alternative responses to see the impact of those choices. This user-driven exploration is the key to real learning. People learn as much, or more, from their mistakes as from the things they do correctly. RolePlay brings this principle home to e-learning. With over 1,400 RolePlay simulations integrated into our courseware library, we are an industry leader in delivering simulation-enriched e-learning solutions.

          AUDIO-ENABLED LEARNING -- Our business skills instruction is audio-enabled. This feature can easily be turned on or off based on user preference and greatly enhances engagement and retention for many users. Audio can be especially key to the instructional effectiveness of behavior modeling, RolePlay exercises and SkillSimulations.

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

          ANIMATIONS -- Animations are an important element of our leading visual design. We use animations when movement is an important part of the teaching point, when the content requires that the user's eye be drawn to a specific area of the screen or when a key concept can be best presented via animated visuals. Examples of content areas where animations can enhance learning effectiveness include instruction on process and dataflow diagrams, hierarchical and dependency relationships and changes in state or perspective.

          ONLINE JOB AIDS -- All of our business skills courses include online Job Aids that help support the use of newly learned skills and knowledge in the workplace. Job Aids are courseware "take-aways" that can be used as-is, or tailored to meet a user's needs. Each Job Aid can easily be edited to reflect a user's organization-specific information, and users can add organization-specific Job Aids that they have independently developed.

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

          SKILLBRIEFS -- SkillBriefs are one- to two- page text-based HTML documents that summarize the content in each topic of a course. SkillBriefs are now available as part of course content, as well as through SkillPort. SkillBriefs can be used to quickly "refresh" a learner's memory of key teaching points, as instant, "just-in-time" non-interactive learning when time doesn't allow for more typical instruction and/or as valuable take-aways from a course to support transfer of learning into the workplace. There are currently SkillBriefs for over 5,500 topics.

          PRE- AND POST-TESTING ASSESSMENTS -- Assessments are available for use in both pre-and post-testing modes. When Assessments are used in pre-test mode, learners can use the results to tailor their initial path of instruction based on those results. Post-test Assessments can be used to help learners identify areas where review or remediation is necessary.

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

          BLENDED LEARNING TOOLKITS -- Blended Learning Toolkits are our latest product offering in the business skills curriculum. Like SkillSimulations, the Blended Learning Toolkits are based on content drawn from multiple courses within a single learning path or series. However, this product is designed to provide our customers with tools for blending and/or transferring e-learning into the workplace as well as the classroom. Each Blended Learning Toolkit consists of multiple layers of content including a Users Guide, approximately 30 activities or tools, PowerPoint presentations that summarize the key teaching points from each lesson in all the courses within the learning path and short text-based summaries (SkillBriefs) of all the topic content. Blended Learning Toolkits are delivered electronically and can be used "as is" or customized to meet individual customer requirements. Customers have the freedom to "blend" the tools into traditional classroom settings, instructional events delivered via collaborative learning platforms, or to hand them over to managers, supervisors, facilitators, and anyone else interested in transferring learning into the workplace. The Blended Learning Toolkit provides multi-layered content with many options for use and implementation. It is adaptable and flexible to support a variety of audiences, content areas, and implementation environments and platforms. The goal of the Blended Learning Toolkit is to effectively reinforce the application of knowledge and skills from our courses. Most of all, it provides our customers with another opportunity to enhance and leverage their investment in e-learning.

  LEARNING DESIGN FOR IT SKILLS

     Like our business skills courses, the instructional strategies chosen for use in an IT skills course are largely dependent on the course content and objectives. Learning the use or function of buttons, menu items and other familiar software elements is largely a knowledge and comprehension task. Learning the steps to complete a specific task is very procedural and best achieved via observation or guided practice, followed by opportunities for more independent practice, with varying degrees of guidance, feedback and support. In support of these and other IT skills-related learning goals, our IT skills courses include static and interactive explanations, step-by-step demonstrations of how to perform specific procedures, guided practice activities and sample coding solutions. Inclusion of frequent review questions in the instructional topics reinforces key teaching points. The availability of Assessments at both the topic and course level provides the learner with an option to assess their performance across the entirety of a course, or with more focused concentration on individual topic level content and objectives.

     The key instructional features and strategies in the IT skills courses and library are:

          TEXT AND GRAPHICS -- Our IT skills courses use a variety of text and graphic-based strategies to present and explain software features and functions. Interactive text and graphics are particularly useful to explain buttons, menu items, coding or tagging parameters, and syntax. This strategy is also an effective method to break down complex concepts into smaller, graphically represented parts, or to separate lines of code into smaller sections. Clicking or selecting graphically portrayed "parts" produces additional information or explanation about that specific part. Another feature, "drill-downs", allow learners to navigate vertically in a topic by clicking meaningful graphics and icons. Drill-downs are a useful departure from the "page turning" linear approach to representation that characterizes much e-learning. All these features allow learners to review information as often as they want and to ignore something if they choose to.

          DEMONSTRATIONS AND GUIDED PRACTICE -- "Demos" in our IT skills courses are demonstrations of software procedures and tasks. Most typically, the demonstration will divide the procedure or task into specific steps and then sequentially "show" those steps to the user. As the demo moves from one step to the next, a simulated representation of the software shows what happens next and additional text provides commentary. In addition, learners are frequently given the option of performing the salient steps of the procedure. This feature, called a "Try-It", prompts the user to perform specific steps, or enter code that achieves a specified end result. If learners decide not to perform the step, they can click forward, which launches an animated sequence of the correct step. A special animation feature, called a "Show Me", is used to demonstrate a specific sequence step or user action. The steps are outlined in advance, and then the learner is given the option of reviewing those steps in an animated sequence. The automated playback of the demo is optional -- the learner can opt to view the demo or continue to the next section of instruction.

          PROMPTED ANIMATIONS -- The purpose of these is to help the learner visualize processes -- to draw his or her attention to an area on an interface or conceptual graphic. Because these animations are prompted (that is, after the learner is told about a process, he or she is prompted to launch an animation of it), they help to avoid split attention, which occurs when text displays and an animation initiates at the same time, with the result that the learner does not know what to concentrate on.

          INTERACTIVE EXERCISES -- There are many types of interactive practice questions and exercises used in our IT skills courses.

             SkillChecks are a key practice strategy in GUI-based content where it is important for the learner to be able to "use" the software application. SkillChecks present learners with a task to perform on a simulated interface. If a learner performs all the required steps in the task correctly, the interface responds as it would in the real application. If learners decide not to perform the question, they can click forward or click a "Show-me" button, both of which launch an animated sequence of the correct step.

             User-input questions enable learners to complete a statement or segment of code by typing the answer into a blank area in the code or statement.

             Multiple-choice, matching, and ranking questions are used to reinforce newly learned skills and knowledge within an instructional topic, and to practice or assess the huge body of conceptual information related to a complete understanding and implementation of many IT subject areas. Learners are "debriefed" on their performance on these questions via detailed feedback for every answer choice, regardless of whether they got the question right or wrong.

          ONLINE MENTORING -- Is available for over 70 current major certification exams for IT professionals, end user technologies and project management skills. We have approximately 50 on-staff mentors, averaging over 20 certifications apiece, that are available 24 hours a day, 7 days a week. Through on-line chats and e-mail, learners can ask questions, receive clarification, and request additional information to help them get the answers and understanding they need.

          TESTPREP CERTIFICATION PRACTICE EXAMS -- Addressing over 45 of the most popular current certification exams from Microsoft, Cisco, Oracle and CompTIA, TestPrep practice exams allow learners to test their knowledge in a simulated certification-testing environment. Tests can be taken in two modes -- study and certification. The un-timed study mode is designed to maximize learning by providing feedback and mapping back to appropriate SkillSoft courses for further study, while the against-the-clock certification mode is designed to mimic a certification exam.

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

     All of these exercises provide the learner with the opportunity to practice his or her skills at higher learning levels. All types of exercises typically build on skills practiced previously in the course and are designed to cover multiple learning objectives.

     MENTORED EXERCISES AND SELF-ASSESSMENT EXERCISES. These exercises are designed to provide the user with an opportunity to apply new knowledge and skills within a live software application. Mentored exercises are designed to allow learners to carry out complex tasks and exercises and submit them to a mentor for review. Self-assessment exercises afford learners the opportunity to carry out similar tasks and exercises, on which they can then assess themselves from a provided solution. Both of these exercises involve the presentation of a real-world scenario requiring the learner to provide a solution or complete a series of tasks. After completing a series of these activities, users will have a set of documents or products demonstrating proficiency with the skills taught by the course.

  WEB-BASED ARCHITECTURE AND DEPLOYMENT

     Our Web-based architecture and deployment strategy enables us to provide a number of features to support users in their learning.

     - Learning Management Platforms are a key enabling technology that permit users to access a wide variety of e-learning resources over the Web, including courseware, simulations, Referenceware, Online Mentoring, SkillBriefs, Job Aids and TestPrep Certification Practice Exams. Our SkillPort Learning Management System provides a rich feature set to support the full range of corporate learning needs with a high degree of reliability and scalability. Available as a hosted solution, SkillPort offers our customers a low-cost, low IT-burden option with fast "time-to-learning." We are currently migrating our customers using the MySmartForce platform and other SkillSoft platforms to SkillPort. In addition to our own platform, we continue to strive for convenient, easy integration of our content into third-party learning management systems through ongoing support of industry standards and business partnerships.

     - SkillPort Search-and-Learn technology, a key component of SkillPort, allows the users to search and access learning resources topically with a single, unified search. For example, a learner searching for resources on Cisco networks can discover the various SkillSoft courses, books, TestPreps, Express Guides and online mentoring services available to the learner with a single search query. From the identified results, the learner can then choose the resource that best meets his or her specific needs, time requirements and learning preferences.

     - SkillPort Extended Content Support allows customers to track, manage and search custom courses created by SkillSoft's authoring tools, as well as Microsoft Word, PowerPoint and Excel and Adobe PDF documents. This gives organizations the ability to incorporate important information resources such as white papers, launch plans, budget templates, and customized training within a comprehensive learning database. SkillPort also supports off-the-shelf and custom courseware from third-party providers, as long as the content is designed according to open standards and meets SkillSoft's custom content support guidelines.

     - Course Customization Toolkit which offers a simple and comprehensive method of individually customizing our business skills courses by organizing specific content and examples, or combining topics or learning objects from different courses using a user-friendly template.

     - Assistive Technology Support is designed to address the requirements of
       Section 508 of the Rehabilitation Act Amendments of 1998, which provides that as of June, 2001 computer software applications purchased or developed by federal agencies must be designed for accessibility by people who are blind, deaf or have poor motor skills. We have aggressively worked to adapt our online IT and business skills courseware to meet the requirements established by Section 508. This development work is consistent with our general corporate philosophy to help organizations "democratize" training and give all employees access to training and development opportunities anywhere, anytime through computers. Our North American English IT and business skills courseware now provides any user in a government or commercial organization with sight, hearing and/or mobility limitations, equal access to our courses through the use of assistive technologies such as screen readers.

     Our products incorporate high performing Web technologies that we believe substantially improve our product performance. Our courses and support tools are developed using cross-platform technologies such as HTML, XML, Java, JavaScript, Macromedia Flash and ColdFusion. Our products employ advanced compression and database management techniques, which allow our products to deliver high-quality performance within our customers' bandwidth constraints. This enables us to provide our e-learning solutions to most users, not just those with the most powerful computers, quickest modems and highest resolution monitors.

     We also offer a fully hosted model as a deployment option for companies that prefer to have users access courses from SkillSoft-managed servers via the Internet rather than host the courses on the customer's own intranet. For many customers, this option can significantly simplify and shorten the implementation process.

  PRODUCT PRICING

     The pricing for our courses varies based upon the number of course titles or the courseware bundle licensed by a customer, the number of users and the length of the license agreement (generally one, two or three years). Our license agreements permit customers to exchange course titles, generally on the contract anniversary date. Some product features, such as SkillPort, the Course Customization Toolkit and course hosting, are separately licensed for an additional fee.

     The pricing for our SkillChoice Solution license varies based on the content offering selected by the customer, the number of users within the customer's organization and the length of the license agreement. Our SkillChoice Solution license provides customers access to a full range of learning products including courseware, Referenceware, simulations, mentoring and prescriptive assessment.

     A Referenceware license gives users access to the full library within one or more collections (ITPro, BusinessPro, FinancePro and OfficeEssentials) from Books24x7. The pricing for our Referenceware licenses varies based on the collections specified by a customer, the number of users within the customer's organization and the length of the license agreement.

SALES AND MARKETING

     In the fiscal year ended January 31, 2004, our products were sold in over 51 countries. We use a multi-prong sales strategy, consisting of

     - a direct sales force for larger accounts;

     - a telesales force to support the field sales organization

     - a telesales organization (SmartCertify Direct, based in Clearwater, Florida) for selling directly to consumers; and

     - resellers to address certain opportunities in the United States and some international markets.

     We believe this strategy enables us to focus our resources on the largest sales opportunities, while simultaneously leveraging the contacts and employees of our resellers to address opportunities that may not be cost-effective for us to pursue directly.

     As of January 31, 2004, we employed 227 sales professionals and sales operations, telesales, sales management and corporate development personnel (not including SmartCertify). Each account executive reports to either a regional sales director or a regional sales vice president who is responsible for revenue growth and expense control for his or her area. Our sales professionals have significant sales experience, as well as extensive contacts with the corporate customers that we target. The sales process for an initial sale to a large customer typically ranges from three to twelve months and often involves a coordinated effort among a number of groups within our organization.

     In addition to the telesales personnel located in Nashua and the United Kingdom, we also engage in selling efforts through our telesales organization located in Clearwater, Florida, SmartCertify Direct, Inc. As of January 31, 2004, SmartCertify Direct employed 221 people in telesales, sales operations, sales management and marketing.

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

     We have an office in the United Kingdom that serves as the hub of our Europe and Middle East operations. We also have an office in Sydney, Australia that serves as the hub for our Asia-Pacific operations. In order to accelerate our worldwide market penetration, our sales strategy includes developing relationships to access indirect sales channels such as reseller and distributor partners. Our indirect sales channels give us access to a more diverse client base, which we otherwise would not be able to reach in a cost-effective manner through our direct sales force. At January 31, 2004, we employed 11 indirect sales channel employees. Our development and marketing partners also generally have the right to resell products developed under their alliances with us.

     Our marketing organization utilizes a variety of programs to support our global sales team. As of January 31, 2004, our marketing organization (excluding SmartCertify) consisted of 25 employees. Our marketing programs include:

     - Customer Advisory Forum and user group events;

     - product and strategy updates with industry analysts;

     - public relations activities and speaking engagements;

     - articles in the trade press;

     - printed promotional materials;

     - promotional materials and events on our Web sites; and

     - Events, "roadshow" tours, seminars and trade shows.

     No customer accounted for more than 10% of our revenue for the fiscal year ended January 31, 2004. See Note 11 of the Notes to the Consolidated Financial Statements for a discussion of our revenue by geographic area.

CUSTOMER SERVICE AND SUPPORT

     We offer a broad range of support and services to our customers across the e-learning lifecycle through our customer service and support organization. We believe that providing a high level of customer service and support is necessary to achieve rapid product implementation, customer satisfaction and continued revenue growth.

     Installation support -- We have application engineers available to assist customers with the technical aspects of installing and deploying our products. These engineers test the software and courses within the customer's network to ensure that they run successfully both on the network and at employees' computers.

     Account consulting -- We employ account consultants to assist customers in planning and implementing best practices for e-learning program success. These individuals assist with the implementation of pilot programs and offer expertise in establishing training success criteria, planning internal marketing programs and communicating with e-learning end users. Our account consultants work in close coordination with our application engineers and sales representatives and are an important component of our efforts to monitor and ensure customer satisfaction and success.

     Customer support. We also provide Web-based, telephone, e-mail and chat support to our customers through our customer service and support organization. They are available to assist customers 7 days per week, 24 hours per day.

     As of January 31, 2004, our customer service and support organization (excluding SmartCertify) consisted of 214 people globally

STRATEGIC ALLIANCES

     We have entered into, and will continue to expand, our relationships with leading content partners, vendors of software products and learning partners in the markets of e-Business, business, interpersonal and professional skills, vertical education, training and IT.

     We have entered into alliances with Cisco, PeopleSoft, Oracle, SAP, IBM Project Management Institute and the Wharton School of the University of Pennsylvania. These alliances encompass content co-development arrangements, platform integration programs and distribution partnerships through complimentary channels.

     We believe our development alliances offer a number of advantages, which may include early access to business and IT content and partners pre-released products as well as software engineers and technical advisors for assistance in developing our learning solutions. With the approval of the development partner, products developed under the relationship can be identified as authorized by that content partner, which we believe may improve the marketability of such courses. In addition, these alliances may result in increased distribution channels for us by allowing each party to distribute courses to its respective customer base. We believe that these alliances also provide significant benefits to the content partner by allowing them to achieve additional market penetration generated by increasing the base of trained users.

COMPETITION

     The market for corporate education and training products is fragmented and highly competitive. We expect that competition in this market will remain intense in the future for the following reasons:

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

     One source of competition for our products is the internal educational and technological personnel of our potential customers. If an organization decides to use external providers to supply some or all of its training, our principal sources of competition in the corporate education and training market are:

     - Providers of traditional classroom instruction. Many of the companies in this category are attempting to adapt their courses to e-learning formats suitable for access via Web browsers and, in general, compete for the same training dollars in the customer's budget.

     - Providers of CD-ROM training courses.

     - suppliers of online corporate education and training courses, including Thomson Learning (through subsidiaries such as NETg and Course Technologies), Element K, KnowledgeNet and MindLeaders. Our Books24x7 business competes with companies such as Safari, a joint venture between Pearson Technology Group and O'Reilly & Associates, which offers aggregated content primarily restricted to its own titles on a subscription basis.

     We believe that the principal competitive factors in the corporate education and training market include:

     - the breadth, depth, currency and instructional design quality of the course content;

     - informal performance support and other features of the training solution;

     - adaptability, flexibility, reliability, scalability and performance of technology platforms offered;

     - standards compliance and ease-of-integration with third party systems;

     - the deployment options offered to customers, such as hosted, intranet and low bandwidth access;

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

PRODUCT DEVELOPMENT

     We believe that the development of an effective training product requires the convergence of source material, instructional design and computer technology. When developing a new learning path or product, we first obtain content from our content partners or other subject matter experts, existing courses and product reference materials. Our design and development teams then define the user-focused performance objectives and select the content, instructional strategies, learning activities, and assessments appropriate for the intended learning outcomes. This process includes the creation of design documents, scripts, and in some cases storyboards to document the planned content sequence, instructional flow, and interactive presentation and practice strategies. The design and development team includes subject matter experts, learning designers, technical writers and developers, graphic designers, animators, and content editors and quality assurance reviewers. After final assembly or integration of all course components into a completed course, we test to ensure all functional capabilities work as designed and deliver the desired learning experience and result.

     The core element of our learning solution development process is our design and development process and the tools we use to support that process. Our design, development and production tools are comprised of our own proprietary software and off-the-shelf tools. Our combination of development toolsets allows us to quickly and efficiently create and continually update modular learning events and enhance, on an ongoing basis, the multimedia content of such learning events. Our research and development goal is to further enhance our product development process and tools to facilitate the continual evolution of our offerings and ensure that our instructional products incorporate a wide variety of meaningful and effective instructional elements. We use internal developers as well as external content development partners to produce content for our business and IT skills curriculums. Our current network of external content development partners use the same methods, processes, and tools to develop content as our internal developers, and are held to the same set of instructional design and content quality standards. Course content is supplied by us, by other companies from which we have licensed content, or by the developer, based on an outline jointly defined by us and the developer.

     Our research and development efforts also include a focus on the design, development and integration of other key product elements, including online IT mentoring by certified content experts 24 hours a day, 7 days a week, task-based IT simulations and labs, business skills focused SkillSimulations, Certification TestPrep for IT, and online Referenceware for business and IT skills.

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

     Most of our research and development activities are conducted by internal teams located in our main product development centers in Dublin, Ireland; Nashua, New Hampshire; Belfast, Northern Ireland; and Fredericton, New Brunswick, Canada.

     As of January 31, 2004, the number of employees in our product development organization totaled 415. We intend to continue to make substantial investments in research and development. Product development expenses were $17.7 million, $29.1 million, and $53.6 million for the fiscal years ended January 31, 2002, 2003 and 2004, respectively.

PROPRIETARY RIGHTS

     We do not believe that proprietary technology forms an important or valuable part of most of our business skills and IT skills courseware offerings. We believe that the creative skills of our personnel in developing new products and technologies, our ability to develop and introduce new products rapidly and our responsiveness to customer demands are more important than the availability of legal protections for proprietary rights. We nonetheless protect our technology by various means, including entering into agreements with employees to protect against disclosure of sensitive business information. We have one United States patent and 23 foreign patents with respect to computer-based training technologies and methods and 17 United States and foreign patent applications pending with respect to computer-based training technologies and methods. In addition, we currently have one patent application pending with respect to our Books24x7 product offerings.

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

     We currently license certain technologies from third parties -- including data compression technologies and tools for developing Web applications -- and some course content that we incorporate into our products. We also license content for our Referenceware from third party publishers. This technology and content may not continue to be available to us on commercially reasonable terms. The loss of this technology or content could result in delays in development and introduction of new products or product enhancements, which could have a material adverse effect on our business and financial performance. Moreover, we may face claims from others that the third-party technology or content incorporated in our products violates proprietary rights held by those claimants. We may also face claims for indemnification from our customers resulting from infringement claims against them based on the incorporation of third-party technology or content in our products. Although we are generally indemnified against such claims, in some cases the scope of that indemnification is limited. Even if we receive broad indemnification, third party indemnitors are not always well capitalized and may not be able to indemnify us in the event of infringement. In addition, such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources in addition to potential product redevelopment costs and delays, all of which could materially adversely affect our business.

     SkillSoft, SkillPort, RolePlay, Search-and-Learn and Referenceware are registered trademarks or service marks of SkillSoft. SkillChoice is a trademark of SkillSoft.

EMPLOYEES

     As of January 31, 2004, we employed 1,282 people. Of these employees, 473 were engaged in sales, sales operations, sales management, marketing and corporate development, 180 in management, MIS, administration and finance, 214 in customer service and support and 415 in product development and fulfillment. As of January 31, 2004, 729 employees were located in the United States and 553 in our international locations.

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

ITEM 2.  PROPERTIES

     Our United States headquarters are located in an aggregate of 49,183 square feet of office space in Nashua, New Hampshire, of which 23,783 square feet of space is subject to a lease that currently runs on a month-to-month basis and 25,400 square feet of space is subject to a lease that expires in June 2006. In addition, we conduct our operations primarily out of facilities located in Dublin, Ireland; Norwood, Massachusetts; Fredericton, New Brunswick, Canada; and Clearwater, Florida.

     In Ireland, we currently lease and occupy a 68,034 square foot facility in Dublin, which primarily houses our main product development center. Our SmartCertify direct sales group also leases a sales office in Dublin. In addition, we currently lease two other facilities in Dublin totaling approximately 25,000 square feet. These spaces have been vacated and the operations previously performed in these facilities have been consolidated into the 68,034 square foot facility.

     In Norwood, Massachusetts and Clearwater, Florida, we currently lease and occupy 10,137 square feet and 22,129 square feet, respectively. The Clearwater facility houses our SmartCertify direct telesales operation and the lease expires in June 2004. The operations of our Books24x7.com subsidiary are located in Norwood under a lease that expires in December 2005. In addition, we currently lease approximately 41,000 square feet in Redwood City, California that is vacant. Operations previously performed in this location have been consolidated with our Nashua operations.

     In Canada, we currently lease a total of 47,906 square feet in Fredericton, New Brunswick between two buildings. One building, totaling 17,706 square feet, is vacant. The Fredericton facility primarily houses our mentoring operations and certain customer service and support personnel and expires in August 2008.

     We also lease sales offices in a number of other countries including the United Kingdom, Australia, the Benelux and Scandinavian countries, and Germany and a development office in Belfast, Northern Ireland. We believe that our existing facilities are adequate to meet our current needs and that suitable additional or substitute space will be available on commercially reasonable terms when needed. We are currently in negotiations to extend our lease in Clearwater and to secure additional space in Nashua, New Hampshire.

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

CLASS ACTION LAWSUITS

     Following the November 19, 2002 announcement of our intent to restate the SmartForce financial statements for 1999, 2000, 2001, and the first two quarters of 2002, several class action lawsuits were filed against us and certain of our current and former officers and directors in the United States District Court for the District of New Hampshire. These lawsuits alleged, that we misrepresented or omitted to state material facts in our SEC filings and press releases regarding our revenues and earnings and failed to correct such false and misleading SEC filings and press releases, which are alleged to have artificially inflated the price of our ADSs. These lawsuits were assigned to Chief Judge Paul J. Barbadoro. On March 26, 2003, Judge Barbadoro consolidated the lawsuits under the caption "In re SmartForce Securities Litigation," Civil Action No. 02-544-B, appointed as lead plaintiffs the Teacher's Retirement System of Louisiana and the Louisiana Sheriff's Pension & Relief Fund, and approved the lead plaintiffs' choice of lead counsel and local counsel. On October 31, 2003, lead plaintiffs filed two amended complaints in this consolidated action, one on behalf of a purported class of purchasers of our ADSs between April 27, 1999 through November 18, 2002, naming as defendants SkillSoft PLC, Gregory M. Priest, Patrick E. Murphy, David C. Drummond and Jack Hayes; and another on behalf of a purported class of SkillSoft Corporation shareholders who acquired our ADSs in connection with the merger, naming as defendants SkillSoft PLC, Gregory M. Priest, Patrick E. Murphy, Ronald C. Conway, John M. Grillos, James S. Krzywicki, Patrick J. McDonough, Dr. Ferdinand von Prondzynski, Stewart K.P. Gross, William T. Coleman, P. Howard Edelstein and Charles E. Moran, as well as some additional entities. The complaints allege that we misrepresented or omitted to state material facts, which are alleged to have artificially inflated the price of our ADSs. In March 2004, we reached a settlement, subject to court approval, of this litigation for total settlement payments of $30.5 million, with one-half to be paid soon after preliminary approval by the court (which may occur in approximately 30 days) and the balance in approximately one year. We are in discussions with our insurers to determine how much, if any, of this settlement amount will be paid by them. We have recorded the aggregate settlement as a charge in our fiscal 2004 fourth quarter; any reimbursement from our insurers will be recorded in the period in which it is finalized.

     As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended October 31, 2003, we reached a settlement of the class action litigation filed in 1998 in the United States District Court for the Northern District of California against us, one of our subsidiaries and certain of our former and current officers and directors alleging violations of the federal securities laws. Under the terms of the settlement, we made a $10 million cash payment in January 2004 and will make an additional $6 million payment in mid-2004. Our insurance carriers paid an additional $16 million for total settlement payments of $32 million. The court granted final approval of the settlement and the litigation was dismissed with prejudice on February 27, 2004.

     We are not a party to any other material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not submit any matters to a vote of our shareholders during the fiscal quarter ended January 31, 2004.

                        EXECUTIVE OFFICERS OF SKILLSOFT

     Our executive officers are as follows:

NAME                                        AGE                    POSITION
----                                        ---                    --------
Charles E. Moran..........................  49    President and Chief Executive Officer
Gregory M. Priest.........................  40    Chairman and Chief Strategy Officer
Thomas J. McDonald........................  54    Chief Financial Officer, Executive Vice
                                                  President, Operations, and Assistant
                                                  Secretary
Jerald A. Nine, Jr........................  46    Chief Operating Officer
Mark A. Townsend..........................  51    Executive Vice President, Technology
Colm M. Darcy.............................  40    Executive Vice President, Content
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

     Jerald A. Nine, Jr. has served as our Chief Operating Officer since February 2004. Mr. Nine served as our Executive Vice President, Global Sales & Marketing and General Manager, Content Solutions Division from our merger with SkillSoft Corporation in September 2002 to February 2004. Mr. Nine is a founder of SkillSoft Corporation and served as its Executive Vice President, Sales and Marketing and General Manager, Books Division from December 2001 to February 2004. From April 1998 to December 2001, Mr. Nine served as Vice President, Worldwide Sales and Marketing.

     Mark A. Townsend has served as our Executive Vice President, Technology since our merger with SkillSoft Corporation in September 2002. Mr. Townsend is a founder of SkillSoft Corporation and served as its Vice President, Product Development since January 1998.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our ADSs are listed on the NASDAQ National Market under the symbol "SKIL". The following table sets forth, for the periods indicated, the high and low intraday sale prices per share of our ADSs as reported on the NASDAQ National Market between January 1, 2002 and January 31, 2004.

QUARTER ENDED                                                  HIGH     LOW
-------------                                                 ------   -----
March 31, 2002..............................................  $28.00   $9.57
June 30, 2002...............................................   10.89    3.24
October 31, 2002*...........................................    5.26    2.70
January 31, 2003............................................    4.80    2.08
April 30, 2003..............................................    3.85    1.95
July 31, 2003...............................................    6.67    3.29
October 31, 2003............................................    8.92    5.80
January 31, 2004............................................    9.22    6.80

---------------

* As of the closing of our merger with SkillSoft Corporation, we changed our fiscal year end from December 31 to January 31.

     As of March 31, 2004, there were 11 holders of ordinary shares of record.

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

OVERVIEW

     We are the result of the merger of SmartForce PLC (SmartForce or SmartForce
PLC) and SkillSoft Corporation. The new combined SkillSoft PLC is a global leader in corporate e-learning and brings together SmartForce's leading portfolio of information technology (IT) e-learning content with SkillSoft Corporation's extensive suite of business skills e-learning courseware, as well as its IT and business Referenceware libraries.

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

     A primary reason for the increase in our revenue and operating expenses from the fiscal year ended January 31, 2003 to the fiscal year ended January 31, 2004 is the inclusion of the operating results of SkillSoft PLC for the full-year ended January 31, 2004. We operate as two reporting segments: multi-modal learning and retail certification. These reporting units are not discussed separately as the impact on the comparison of financial results from period to period is not significant.

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

     We primarily derive revenue from license agreements under which customers license our products and services. The pricing for our courses varies based upon the number of course titles or the courseware bundle licensed by a customer, the number of users within the customer's organization and the length of the license agreement (generally one, two or three years). Our license agreements permit customers to exchange course titles, generally, on the contract anniversary date. Additional product features, such as hosting and on-line mentoring services, are separately licensed for an additional fee.

     The pricing for our MML licenses varies based on the choice of MML, content offering selected by the customer, the number of users within the customer's organization and the length of the license agreement.

Our MML license provides customers access to a full range of learning products including courseware, Referenceware, simulations, mentoring and prescriptive assessment.

     A Referenceware license from our subsidiary, Books24x7.com (Books) gives users access to the full library within one or more collections (ITPro, BusinessPro, FinancePro and OfficeEssentials). The pricing for our Referenceware licenses varies based on the collections specified by a customer, the number of users within the customer's organization and the length of the license agreement.

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

     We recognize revenue ratably over the license period if the number of courses that a customer has access to is not clearly defined, available, or selected at the inception of the contract, or if the contract has additional undelivered elements for which we do not have vendor specific objective evidence
(VSOE) of the fair value of the various elements. This may occur if the customer does not specify all licensed courses at the outset, the customer chooses to wait for future licensed courses on a when and if available basis, the customer is given exchange privileges that are exercisable other than on the contract anniversaries, or the customer licenses all courses currently available and to be developed during the term of the arrangement. Nearly all of our contractual arrangements result in the recognition of revenue ratably over the license period; consequently, substantially all of our revenue is recognized on a ratable basis.

     We also derive revenue from extranet hosting/ASP services and online mentoring services. We recognize revenue related to extranet hosting/ASP services and online mentoring services on a straight-line basis over the period the services are provided.

     We generally bill the annual license fee for the first year of a multi-year agreement in advance and license fees for subsequent years of multi-year license arrangements are billed on the anniversary date of the agreement. In some circumstances, we offer payment terms of up to six months from the initial shipment date or anniversary date for multi-year agreements to our customers. To the extent that a customer is given extended payment terms, revenue is recognized as cash becomes due, assuming all of the other elements of revenue recognition have been satisfied.

     We recognize revenue on Referenceware and MML licenses ratably over the term of the agreement, which matches the period the future products or services are delivered.

     We commence the recognition of revenue from resellers upon both the final sale to the end user and the receipt of cash from the reseller. With respect to reseller agreements with minimum commitments, we recognize revenue related to the portion of the minimum commitment that exceeds end user sales at the expiration of the commitment period provided we have received payment.

     We provide professional services, including instructor-led training, customized content, websites and implementation services. We recognize professional service revenue as the services are performed.

     We record deferred revenue when amounts have been billed in advance of products or services provided. Deferred revenue includes the unrecognized portion of revenue associated with license fees for which we have received payment or for which amounts have been billed and are currently due for payment in 90 days or less for resellers and 180 days or less for direct customers. In addition, deferred revenue includes amounts, which have been billed and not collected, for which revenue is being recognized ratably over the license period. In addition, in connection with the Merger, we acquired approximately $47 million of deferred revenue which was valued based upon the estimated cost to fulfill the remaining contractual and performance obligations plus a normal operating profit on fulfilling such obligations. The remaining amount of the acquired deferred revenue as of January 31, 2004 was approximately $749,000.

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

     Amortization of intangibles represents the amortization of intangibles, such as customer value and content, from the Books acquisition, the Merger and the acquisition of GoTrain Corp.

     Restructuring and other non-recurring charges consist of compensation costs of severed SmartForce employees for services rendered from the date of the Merger through January 31, 2003 and prior to such employees' termination dates and certain other non-recurring compensation costs to terminated and continuing employees. In addition, in fiscal 2003 and 2004, these charges related primarily to the restatement of SmartForce's historical financial statements and related SEC investigation (See "Risks Related to Legal Proceedings" section) and consist primarily of professional fees, including legal, accounting and consulting fees. See Note 4 of the Notes to the Consolidated Financial Statements.

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

  REVENUE RECOGNITION

     We recognize revenue in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) No. 97-2 "Software Revenue Recognition," as amended by SOP No. 98-4 and SOP No. 98-9. Additionally, for agreements under which we are selling licenses and services, we recognize revenue under EITF 00-3 "Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another's Hardware" and Staff Accounting Bulletin (SAB) No. 104 "Revenue Recognition". These statements require that four basic criteria must be satisfied before revenue can be recognized:

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

  IMPAIRMENT OF GOODWILL

     We review the carrying value of goodwill on an annual basis based upon the expected future discounted operating cash flows of our business. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future markets and operating conditions. Actual results may differ materially from these estimates. The timing and size of impairment charges involves the application of management's judgment and could significantly affect our operating results. As a result of the Merger, one of our largest assets is goodwill. In response to several factors in the fourth quarter of fiscal 2003, under FAS 142 we evaluated the fair value of the goodwill established in connection with the Merger and the Books acquisition and recorded an impairment charge of approximately $250.1 million as part of our annual impairment test. In the fourth quarter of fiscal 2004, we evaluated the fair value of goodwill and determined that there was no further impairment. See Note 5 of the Notes to the Consolidated Financial Statements.

  LEGAL CONTINGENCIES

     We are currently involved in certain legal proceedings. In connection with these legal proceedings, which we discuss in Part I -- Item 3, and in Note 8 of the Notes to the Consolidated Financial Statements, management periodically reviews estimates of potential costs to be incurred by us in connection with the adjudication or settlement, if any, of these proceedings. These estimates are developed in consultation with our outside counsel and are based on an analysis of potential litigation outcomes and settlement strategies. In accordance with SFAS No. 5, "Accounting for Contingencies", loss contingencies are accrued if, in the opinion of management, an adverse outcome is probable and such outcome can be reasonably estimated. In accordance with SFAS No. 5, gain contingencies are accrued if, in the opinion of management, a favorable outcome is probable and such outcome can be reasonably estimated. We note that legal costs are expensed as incurred.

RESULTS OF OPERATIONS

                                                            FISCAL YEAR ENDED JANUARY 31,
                                          -----------------------------------------------------------------
                                                DOLLAR            PERCENT CHANGE      PERCENTAGE OF REVENUE
                                          INCREASE/(DECREASE)   INCREASE/(DECREASE)   ---------------------
                                               2003/2004             2003/2004        2004    2003    2002
                                          -------------------   -------------------   -----   -----   -----
                                            (IN THOUSANDS)
Revenue.................................       $  92,005                 91%           100%    100%    100%
Cost of revenue.........................           6,849                 59%            10%     11%      6%
                                               ---------               ----            ---     ---     ---
  Gross margin..........................          85,156                 95%            90%     89%     94%
                                               ---------               ----            ---     ---     ---
Research and development................          24,523                 84%            28%     29%     40%
Sales and marketing.....................          34,841                 66%            45%     52%     62%
General and administrative..............           9,969                 56%            14%     18%     16%
Litigation settlement...................          93,750                100%            48%     --      --
Amortization of stock-based
  compensation..........................             352                 22%             1%      2%     --
Amortization of intangible assets.......           5,389                115%             5%      5%      2%
Impairment charge.......................        (250,107)              (100)%           --     246%     --
Restructuring and other non-recurring
  charges...............................          (1,058)                (5)%            9%     19%     --
                                               ---------               ----            ---     ---     ---
  Total operating expenses..............         (82,341)               (22)%          150%    371%    120%
                                               ---------               ----            ---     ---     ---
Operating loss..........................        (167,497)               (59)%
                                               ---------               ----            ---     ---     ---
Other income, net.......................           1,068                379%            --      --      --
Interest income, net....................          (1,378)               (64)%           --       2%      4%
Gain on sale of investments.............           3,682                100%             2%     --      --
                                               ---------               ----            ---     ---     ---
  Loss before provision for income
     taxes..............................        (170,869)               (60)%           58%    280%     22%
  Provision for income taxes............             146                 38%            --      --      --
                                               ---------               ----            ---     ---     ---
Net loss................................       $(170,723)               (60)%           58%    280%     22%
                                               =========               ====            ===     ===     ===

  COMPARISON OF THE FISCAL YEARS ENDED JANUARY 31, 2004 AND 2003

REVENUE

     Revenue increased $92.0 million, or 91% to $193.5 million in the fiscal year ended January 31, 2004 from $101.5 million in the fiscal year ended January 31, 2003. This increase was due to the addition of revenue from SmartForce's historical customer base as well as revenue generated from new business. As combined company revenue is only included after the closing of the Merger the fiscal year ended January 31, 2003 does not include a full year of combined company revenue. For the fiscal year ended January 31, 2004 renewal rates improved reflecting increased customer satisfaction, partially offset by a cautious corporate spending environment. We exited the year ended January 31, 2004 with noncancellable backlog, consisting of deferred revenue and committed contracts, of approximately $170 million as compared to $135 million a year ago. The increase in noncancellable backlog is due primarily to improved renewal rates, expanded offerings for multi-modal learning customers and new customers.

                                                        FISCAL YEAR ENDED JANUARY 31,
                                                        -----------------------------
                                                          2004       2003     CHANGE
                                                        --------   --------   -------
Revenue:
  United States.......................................  $156,121   $ 80,991   $75,130
  International.......................................    37,354     20,479    16,875
                                                        --------   --------   -------
Total.................................................  $193,475   $101,470   $92,005
                                                        ========   ========   =======

     Revenue increased by 93% and 82% in the year ended January 31, 2004 in the United States and internationally, respectively, as compared to the year ended January 31, 2003. The United States represented 81% and 80% of revenue for the years ended January 31, 2004 and 2003, respectively.

                                                        FISCAL YEAR ENDED JANUARY 31,
                                                        -----------------------------
                                                          2004       2003     CHANGE
                                                        --------   --------   -------
Revenue:
  Multi-Modal Learning................................  $180,098   $ 94,402   $85,696
  Retail Certification................................    13,377      7,068     6,309
                                                        --------   --------   -------
Total.................................................  $193,475   $101,470   $92,005
                                                        ========   ========   =======

     The multi-modal learning segment represented 93% of revenues for both the year ended January 31, 2004 and 2003, respectively.

COSTS AND EXPENSES

     Cost of revenue increased $6.8 million, or 59% to $18.4 million in the fiscal year ended January 31, 2004 from $11.5 million in the fiscal year ended January 31, 2003. Cost of revenue as a percentage of total revenue was 10% in the fiscal year ended January 31, 2004 versus 11% in the fiscal year ended January 31, 2003. The increase in absolute dollars was primarily due to the increase in revenue from fiscal 2003 to fiscal 2004, increased costs of supporting the legacy SmartForce hosting business and royalty fees associated with the legacy SmartForce IT product line. The decrease in percentage of revenue was primarily due to cost efficiencies, primarily from reduced infrastructure costs, achieved as a result of the Merger.

     Research and development increased $24.5 million, or 84% to $53.6 million in the fiscal year ended January 31, 2004 from $29.1 million in the fiscal year ended January 31, 2003. This increase was due in part to the addition of SmartForce's research and development organization. In addition, we incurred $10.4 million in incremental costs associated with modifying the SmartForce content to be compliant with SkillSoft standards and practices and $5.3 million in incremental research and development costs associated with our initiatives related to content offerings and improvements and platform improvements. We believe that these incremental costs are substantially complete at January 31, 2004. We believe our outsourcing strategy for some of our courses, which allows us to offer a broader set of content, provides us significant flexibility to control these costs. Research and development expenses as a percentage of total revenue decreased to 28% in the fiscal year ended January 31, 2004 from 29% in the fiscal year ended January 31, 2003. With the substantial completion of the incremental investment in research and development we expect research and development expenses to decrease in both absolute dollars and as a percentage of total revenue in the fiscal year ending January 31, 2005.

     Selling and marketing expenses increased $34.8 million, or 66% to $87.5 million in the fiscal year ended January 31, 2004 from $52.7 million in the fiscal year ended January 31, 2003. Selling and marketing expenses increased due to the addition of SmartForce's sales and marketing organization and related costs. Selling and marketing expenses as a percentage of total revenue decreased to 45% in the fiscal year ended January 31, 2004 from 52% in the fiscal year ended January 31, 2003. The large percentage decrease was primarily due to the significant increase in revenue from fiscal 2003 to fiscal 2004. We believe that a significant investment in selling and marketing to expand our distribution channels worldwide is required to remain competitive, and we therefore expect selling and marketing expenses to increase in absolute dollars, but decrease as a percentage of total revenue over the next twelve months.

     General and administrative expenses increased $10.0 million, or 56% to $27.9 million in the fiscal year ended January 31, 2004 from $17.9 million in the fiscal year ended January 31, 2003. General and administrative expenses as a percentage of total revenue decreased to 14% in the fiscal year ended January 31, 2004 from 18% in the fiscal year ended January 31, 2003. General and administrative expenses increased in absolute dollars primarily due to approximately $5.3 million of increased costs associated with being a public company, including legal, audit, insurance and Sarbanes-Oxley Act compliance. The remainder of the increase was primarily due to the impact of a full year of additional personnel related costs due to the Merger. The large percentage decrease from fiscal 2003 to fiscal 2004 was mainly due to a significant increase in revenue in fiscal 2004. We anticipate that general and administrative expenses will continue to increase in absolute dollars due primarily to increases in the costs of operating as a public company partially offset by a decrease in litigation related legal expenses over the next twelve months.

     Litigation settlement expenses were $93.8 million in the fiscal year ended January 31, 2004. This related primarily to the settlements of the 1998 securities class action litigation ($16.0 million), the NETg litigation ($44.0 million), the 2002 class action litigation ($31.5 million) and the IPLearn litigation ($2.0 million).

     Stock-based compensation expense increased $352,000, or 22% to $2.0 million in the fiscal year ended January 31, 2004 from $1.6 million in the fiscal year ended January 31, 2003. The expense relates to amortization of deferred compensation resulting from granting of stock options to employees at exercise prices below the fair market value of the stock and the sales of restricted common stock with sales prices below the fair market value of the stock. The stock options granted and restricted stock sold at prices below fair market value of the stock were granted by SkillSoft Corporation prior to its initial public offering and by Books prior to its acquisition by SkillSoft Corporation in December 2001. In addition we recorded a one time compensation charge of $274,000 in the fiscal year ended January 31, 2004 due to the extension of certain option agreements until the Registration Statement on Form S-8 covering such option agreements, which was suspended as a result of our delay in filing a Form 8-K/A containing the historical SmartForce financial statements, was again available for use.

     Amortization of intangible assets increased $5.4 million, or 115%, to $10.1 million in the fiscal year ended January 31, 2004 from $4.7 million in the fiscal year ended January 31, 2003. See Note 5 of the Notes to the Consolidated Financial Statements

     Restructuring and other non-recurring charges decreased $1.1 million, or 5%, to $18.2 million in the year ended January 31, 2004 from $19.3 million in the fiscal year ended January 31, 2003. The restructuring and non-recurring charges relate to the Merger. The restructuring costs primarily consist of compensation costs for certain terminated SmartForce employees. The other non-recurring charges primarily consist of costs directly related to the restatement of the SmartForce historical financial statements which was completed in the fiscal year ended January 31, 2004. In addition, other non-recurring charges include costs related to the ongoing SEC investigation and the 2002 securities class action lawsuits. See Note 4 of the Notes to the Consolidated Financial Statements.

     In the fourth quarter of fiscal 2004, we evaluated the fair value of goodwill related to the Merger. We prepared a cash flow analysis by reporting segment comparing the discounted cash flows to the net book values of the direct assets, goodwill and intangibles associated with the two reporting units: multi-modal learning and retail certification. The discounted cash flows supported the direct assets, goodwill and intangibles of the multi-modal learning business unit and the retail certification reporting unit. At January 31, 2004, we concluded there was no additional impairment of goodwill.

INTEREST INCOME/(EXPENSE), NET

     Interest income, net decreased to $787,000 in the year ended January 31, 2004 from $2.2 million in the year ended January 31, 2003. This decrease was primarily due to less funds available for investment and lower interest rates on our cash and cash equivalents and investments.

OTHER INCOME/(EXPENSE), NET

     Other income/(expense), net increased to $786,000 in the year ended January 31, 2004 from $(282,000) in the year ended January, 31, 2003. This increase was primarily due to foreign currency fluctuations and secondarily due to gains on sales of certain capital assets. Due to our multinational operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies we do business in.

GAIN ON SALE OF INVESTMENTS, NET

     Gain on sale of investments, net, was $3.7 million in the fiscal year ended January 31, 2004. This was primarily related to a gain of $3.6 million from the sale of an equity investment.

PROVISION FOR INCOME TAXES

     The provision for income taxes was $529,000 and $383,000 in the fiscal years ended January 31, 2004 and 2003, respectively. The provision consists of income taxes payable in certain foreign locations, which cannot be offset through net operating loss carryforwards.

  COMPARISON OF THE FISCAL YEARS ENDED JANUARY 31, 2003 AND 2002

REVENUE

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

                                                          FISCAL YEAR ENDED JANUARY 31,
                                                         -------------------------------
                                                           2003        2002      CHANGE
                                                         ---------   --------   --------
Revenue:
  United States........................................  $ 80,991    $38,959    $42,032
  International........................................    20,479      5,312     15,167
                                                         --------    -------    -------
Total..................................................  $101,470    $44,271    $57,199
                                                         ========    =======    =======

     Revenue increased by 108% and 286% in the year ended January 31, 2003 in the United States and internationally, respectively, as compared to the year ended January 31, 2002. The United States represented 80% and 88% of revenue for the years ended January 31, 2003 and 2002, respectively primarily due to the historical SmartForce company's more significant international presence.

                                                          FISCAL YEAR ENDED JANUARY 31,
                                                         -------------------------------
                                                           2003        2002      CHANGE
                                                         ---------   --------   --------
Revenue:
  Multi-Modal Learning.................................  $ 94,402    $44,271    $50,131
  Retail Certification.................................     7,068         --      7,068
                                                         --------    -------    -------
Total..................................................  $101,470    $44,271    $57,199
                                                         ========    =======    =======

     The multi-modal learning segment represented 93% and 100% of revenues for the years ended January 31, 2003 and 2002, respectively. The year ended January 31, 2003 included the combined company revenues post Merger.

COSTS AND EXPENSES

     Cost of revenue increased $9.0 million, or 35.3%, to $11.5 million in the fiscal year ended January 31, 2003 from $2.6 million in the fiscal year ended January 31, 2002. Cost of revenue as a percentage of total revenue was 11% in the fiscal year ended January 31, 2003 versus 6% in the fiscal year ended January 31, 2002. These increases were primarily due to increased costs of supporting the SmartForce hosting business and royalty fees associated with SmartForce's IT product line and, to a lesser extent, our Referenceware product line.

     Research and development increased $11.4 million, or 64%, to $29.1 million in the fiscal year ended January 31, 2003 from $17.7 million in the fiscal year ended January 31, 2002. This increase was primarily due to the addition of SmartForce's research and development organization. Research and development expenses in the fiscal year ended January 31, 2003 include charges of $1.5 million which represent expenses to modify the MySmartForce platform and content. Research and development expenses as a percentage of total revenue decreased to 29% in the fiscal year ended January 31, 2003 from 40% in the fiscal year ended January 31, 2002. This decrease was due to the lower research and development expenses as a percentage of revenues of SmartForce's research and development group compared to SkillSoft Corporation's.

     Selling and marketing expenses increased $25.1 million, or 91% to $52.7 million in the fiscal year ended January 31, 2003 from $27.6 million in the fiscal year ended January 31, 2002. Selling and marketing expenses increased due to the addition of SmartForce's sales and marketing organization and related costs. Selling and marketing expenses as a percentage of total revenue decreased to 52% in the fiscal year ended January 31, 2003 from 62% in the fiscal year ended January 31, 2002. The large percentage decrease was primarily due to the significant increase in revenue year over year.

     General and administrative expenses increased $10.7 million, or 149% to $17.9 million in the fiscal year ended January 31, 2003 from $7.2 million in the fiscal year ended January 31, 2002. General and administrative expenses as a percentage of total revenue increased to 18% in the fiscal year ended January 31, 2003 from 16% in the fiscal year ended January 31, 2002. General and administrative expenses increased in absolute dollars and as a percentage of revenue primarily due to the Merger and related integration costs. These expenses also increased as a result of higher litigation costs in the quarter ended January 31, 2003.

     Stock-based compensation expense increased $800,000, or 100% to $1.6 million in the fiscal year ended January 31, 2003 from $800,000 in the fiscal year ended January 31, 2002. The increase reflects additional deferred compensation expense as a result of the Merger and the Books acquisition in December 2001. The remaining expense was primarily the result of amortization of deferred compensation resulting from granting of stock options to employees at exercise prices below the fair market value of the stock and the sale of restricted stock with sales prices below the fair market value of the stock. The stock options granted at exercise prices below fair market value of the stock were granted by SkillSoft Corporation prior to its initial public offering and by Books prior to it being acquired in December 2001.

     Amortization of intangible assets increased to $4.7 million in the fiscal year ended January 31, 2003 from $27,000 in the fiscal year ended January 31, 2002. The increase was primarily due to the intangible assets acquired in the Merger and the Books acquisition in December 2001. See Note 5 of the Notes to the Consolidated Financial Statements.

     Restructuring and other non-recurring charges were $19.3 million for the year ended January 31, 2003. The restructuring and non-recurring charges were recorded in connection with the Merger and the Books acquisition. The restructuring costs primarily consist of compensation costs for certain terminated SmartForce employees. The other non-recurring charges primarily consist of costs directly related to the restatement of the SmartForce historical financial statements. See Note 4 of the Notes to the Consolidated Financial Statements.

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

INTEREST INCOME/(EXPENSE), NET

     Interest income (expense), net, increased to $2.2 million, or by 20% in the fiscal year ended January 31, 2003 from $1.8 million in the fiscal year ended January 31, 2002. This increase was primarily due to additional investments acquired in the Merger.

OTHER INCOME/(EXPENSE), NET

     Other income/(expense), net, decreased to $(282,000) in the year ended January 31, 2004 from $150,000 in the year ended January, 31, 2003. This decrease was primarily due to foreign currency fluctuations.

PROVISION FOR INCOME TAXES

     The provision for income taxes of $383,000 consists of income taxes payable in certain foreign locations, which cannot be offset through loss carryforwards.

QUARTERLY OPERATING RESULTS FOR FISCAL YEARS ENDED JANUARY 31, 2004 AND 2003

     The following table sets forth, for the periods indicated, certain financial data of SkillSoft PLC

                                                     Q1 2004    Q2 2004     Q3 2004      Q4 2004
                                                     --------   --------   ----------   ---------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues...........................................  $ 43,613   $ 45,109    $ 49,992    $  54,761
Cost of revenues...................................     5,497      4,180       4,557        4,163
                                                     --------   --------    --------    ---------
  Gross profit.....................................    38,116     40,929      45,435       50,598
Operating expenses:
  Research and development.........................    12,782     12,650      15,171       13,024
  Selling and marketing............................    23,347     23,227      20,830       20,128
  General and administrative.......................     6,684      6,401       6,946        7,852
  Legal settlements................................     2,250     44,000      16,000       31,500
  Amortization of stock-based compensation.........       490        471         676          349
  Amortization of intangible assets................     2,406      2,518       2,574        2,574
  Restructuring and other non-recurring items......     6,552      4,986       5,287        1,403
                                                     --------   --------    --------    ---------
Total operating expenses...........................    54,511     94,253      67,484       76,830
                                                     --------   --------    --------    ---------
Operating loss.....................................   (16,395)   (53,324)    (22,049)     (26,232)
Other income, net..................................         4         17         251          514
Interest income, net...............................       363        231          87          106
Gain on sale of investments, net...................     3,682         --          --           --
                                                     --------   --------    --------    ---------
Loss before provision for income taxes.............   (12,346)   (53,076)    (21,711)     (25,612)
Provision for income taxes.........................      (229)      (150)       (150)          --
                                                     --------   --------    --------    ---------
  Net loss.........................................  $(12,575)  $(53,226)   $(21,861)   $ (25,612)
                                                     ========   ========    ========    =========
Basic weighted average shares outstanding..........    99,599     99,615      99,994      101,231
                                                     ========   ========    ========    =========
Basic and dilutive loss per share..................  $  (0.13)  $  (0.53)   $  (0.22)   $   (0.25)
                                                     ========   ========    ========    =========
Basic and diluted weighted average shares
  outstanding......................................    99,599     99,615      99,994      101,231
                                                     ========   ========    ========    =========

                                                       Q1 2003   Q2 2003   Q3 2003(1)    Q4 2003
                                                       -------   -------   ----------   ---------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues.............................................  $13,805   $15,415    $ 29,336    $  42,914
Cost of revenues.....................................      837       984       4,739        4,988
                                                       -------   -------    --------    ---------
  Gross profit.......................................   12,968    14,431      24,597       37,926
Operating expenses:
  Research and development...........................    3,439     3,745       7,702       14,218
  Selling and marketing..............................    7,404     7,860      16,320       21,107
  General and administrative.........................    1,825     1,776       7,578        6,735
  Amortization of stock-based compensation...........      351       349         438          496
  Amortization of intangible assets..................       81        81       1,825        2,696
  Impairment charge..................................       --        --          --      250,107
  Restructuring and other non-recurring items........       --        --       6,607       12,679
                                                       -------   -------    --------    ---------
Total operating expenses.............................   13,100    13,811      40,470      308,038
                                                       -------   -------    --------    ---------
Operating income (loss)..............................     (132)      620     (15,873)    (270,112)
Other expense, net...................................      (95)      (32)         (1)        (154)
Interest income, net.................................      509       449         504          703
                                                       -------   -------    --------    ---------
Income (loss) before provision for income taxes......      282     1,037     (15,370)    (269,563)
Provision for income taxes...........................                                        (383)
                                                       -------   -------    --------    ---------
  Net income (loss)..................................  $   282   $ 1,037    $(15,370)   $(269,946)
                                                       =======   =======    ========    =========
Basic weighted average shares outstanding............   41,114    41,529      76,193       99,590
                                                       =======   =======    ========    =========
Basic and diluted income/(loss) per share............  $  0.01   $  0.03    $  (0.20)   $   (2.71)
                                                       =======   =======    ========    =========
Basic and diluted weighted average shares
  outstanding........................................   43,211    42,335      76,193       99,590
                                                       =======   =======    ========    =========

---------------

(1) Includes reclassification of Telcom results to other income (expense), net. (See Note 3(c) of the Notes to the Consolidated Financial Statements.)

LIQUIDITY AND CAPITAL RESOURCES

     As of January 31, 2004, our principal source of liquidity was our cash and cash equivalents and short-term investments, which totaled $61.3 million. This compares to $125.0 million at January 31, 2003. In addition, we have $25.0 million in restricted cash securing our line of credit, against which no borrowings are outstanding; however letters of credit totaling $6.5 million at January 31, 2004 reduce availability under the line of credit.

     Net cash used in operating activities was $41.1 million and $38.8 million for the fiscal years ended January 31, 2004 and 2003, respectively. Our net cash used for the fiscal year ended January 31, 2004 reflects primarily our net loss of $113.3 million, partially offset by an increase of $45.9 million in accrued expenses primarily as a result of litigation settlements, and an increase in deferred revenue of $23.5 million and the net impact of various other operating activities.

     Net cash provided by investing activities was $17.8 million and $61.9 million for the fiscal years ended January 31, 2004 and 2003, respectively. Maturity and sales of investments, net of purchases (short and long-term), generated a net cash inflow of approximately $51.3 million in the fiscal year ended January 31, 2004. This was offset by the designation of $25.0 million as restricted cash to secure a line of credit, $5.2 million used to purchase GoTrain and purchases of capital assets totaling $3.6 million.

     Net cash provided by financing activities was $7.4 million and $1.9 million for the fiscal years ended January 31, 2004 and 2003, respectively. For the fiscal year ended January 31, 2004, these proceeds related to the exercise of stock options and purchases under our 1995 Employee Stock Purchase Plan, as well as payments on notes receivable related to restricted stock.

     Working capital was approximately ($49.1) million and $31.8 million as of January 31, 2004 and 2003, respectively. The decrease in working capital in the fiscal year ended January 31, 2004 was primarily due to the net loss of $113.3 million, offset by $17.7 million of depreciation and amortization, net of capital purchases, and $15.3 million of litigation settlement expense for amounts due greater than 12 months. Total assets were approximately $342.4 million and $378.1 million as of January 31, 2004 and 2003, respectively. As of January 31, 2004, goodwill and separately identifiable intangible assets were $125.9 million and $25.7 million, respectively.

     On June 24, 2003 we executed a $25 million one year, secured line of credit from a bank. Under the terms of the line of credit, the facility is to be initially secured by $25 million in cash held in a certificate of deposit, plus a first security interest in all domestic business assets. All borrowings under the line of credit bear interest at the lesser of the bank's prime rate or the 30 or 60 day LIBOR rate plus 1.25%. The facility was subject to a commitment fee of $75,000 to secure the line of credit and unused commitment fees of 0.05% based upon the daily average of un-advanced amounts under the revolving line of credit. We have paid approximately $6,300 in unused commitment fees for the fiscal year ended January 31, 2004. In addition, the line of credit contains certain financial and non-financial covenants. At January 31, 2004, we were in compliance with all financial and non-financial covenants. As of January 31, 2004 there were no borrowings on the line of credit; however we had outstanding letters of credit of $6.5 million that reduced the availability under the line of credit. Letters of credit are subject to commission fees of 0.9% as well as administrative costs. We have paid approximately $60,000 in letters of credit fees for the fiscal year ended January 31, 2004. We are in the process of negotiating certain terms of the line of credit with the bank in anticipation of the June 23, 2004 expiration of the existing line of credit.

     As of January 31, 2004, we had U.S. federal net operating loss carryforwards of approximately $350.1 million, which are subject to potential limitations based upon change in control provisions of Section 382 of the Internal Revenue Code, available to reduce future income taxes, if any. We also had U.S. federal tax credit carryforwards of approximately $3.0 million at January 31, 2004. Additionally, we had approximately $86.7 million of net operating loss carryforwards in jurisdictions outside of the U.S. If not utilized, these carryforwards expire at various dates through the year ending January 31, 2024. Included in the $350.1 million are approximately $217.7 million of U.S. net operating loss carryforwards and $365,000 of U.S. tax credit carryforwards that were acquired in the Merger and the purchase of Books. In addition, included in the $86.7 million is approximately $62.7 million of net operating loss carryforwards in jurisdictions outside the U.S. acquired in the Merger and the purchase of Books. We will realize the benefits of these acquired net operating losses through reductions to goodwill and non-goodwill intangibles during the period that the losses are utilized. At January 31, 2004, we have approximately $3.4 million of net operating loss carryforwards in the United States resulting from disqualifying dispositions. We will realize the benefit of these losses through increases to stockholder's equity in the periods in which the losses are utilized to reduce tax payments.

     We lease certain of our facilities and certain equipment and furniture under operating lease agreements that expire at various dates through 2023. Future minimum lease payments, net of estimated rentals, under these agreements are as follows (in thousands):

                                                    PAYMENTS DUE BY PERIOD
                                      --------------------------------------------------
                                                LESS THAN     1-3      3-5     MORE THAN
CONTRACTUAL OBLIGATIONS                TOTAL     1 YEAR      YEARS    YEARS     5 YEARS
-----------------------               -------   ---------   -------   ------   ---------
Long Term Debt Obligations..........  $    --    $   --     $    --   $   --    $    --
Capital Lease Obligations...........       --        --          --       --         --
Operating Lease Obligations.........   36,625     7,150      10,125    7,440     11,910
Purchase Obligations................       --        --          --       --         --
                                      -------    ------     -------   ------    -------
Total...............................  $36,625    $7,150     $10,125   $7,440    $11,910
                                      =======    ======     =======   ======    =======

     We have entered into agreements to settle certain litigation matters, future minimum commitments under these agreements are as follows (in thousands):

                                                             PAYMENTS DUE BY PERIOD
                                                          -----------------------------
                                                                    LESS THAN     1-3
LITIGATION SETTLEMENT COMMITMENTS                          TOTAL     1 YEAR      YEARS
---------------------------------                         -------   ---------   -------
NetG....................................................  $22,000    $22,000    $    --
1998 Securities Class Action............................    6,000      6,000         --
2002 Securities Class Action............................   31,500     16,250     15,250
                                                          -------    -------    -------
Total...................................................  $59,500    $44,250    $15,250
                                                          =======    =======    =======

     We expect to continue to experience growth in capital expenditures and operating expenses, particularly sales and marketing, in the fiscal year ending January 31, 2005 as compared to the fiscal year ended January 31, 2004 in order to execute our business plan and achieve expected revenue growth. To the extent that our execution of the business plan results in increased sales, we expect to experience corresponding increases in deferred revenue, cash flow and prepaid expenses. In addition, we are required to make litigation settlement payments totaling $44.3 million. We are in discussions with our insurers to determine how much, if any, of the settlement related to the 2002 Securities Class Action Lawsuits will be paid by them (See Item 3. Legal Proceedings). Capital expenditures for the fiscal year ending January 31, 2005 are expected to be approximately $5.5 million. Also, we expect to disburse approximately $6.9 million throughout the fiscal year ending January 31, 2005 against exit and restructuring plan accruals recorded in the fiscal years ended January 31, 2003 and 2004. We expect that the principal sources of funding for our operating expenses, capital expenditures, litigation settlement payments and other liquidity needs will be a combination of our available cash and cash equivalents and short-term investments (which totaled approximately $61.3 million as of January 31, 2004), our bank credit agreement and funds generated from operations. We believe our current funds, available borrowings and expected cash flows from operating activities will be sufficient to fund our operations for at least the next 12 months. However, there are a number of factors that may negatively impact our available sources of funds. In addition, our cash needs may increase due to factors such as unanticipated developments in our business or significant acquisitions. The amount of cash generated from operations will be dependent upon the successful execution of our business plan and worldwide economic conditions. Although we do not foresee the need to raise additional capital, any unanticipated economic or business events could require us to raise additional capital to support operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued Interpretation No. 46 (FIN No. 46), "Consolidation of Variable Interest Entities," which requires the consolidation of a variable interest entity, as defined, by its primary beneficiary. Primary beneficiaries are those companies that are subject to a majority of the risk of loss or entitled to receive a majority of the entity's residual returns, or both. In determining whether it is the primary beneficiary of a variable interest entity, an entity with a variable interest shall treat variable interests in that same entity held by its related parties as its own interests. We are currently evaluating the existence of variable interest entities, if any, and the impact of adopting the interpretation on the consolidated financial statements. On December 24, 2003, the FASB deferred FIN No. 46. We will fully adopt FIN No. 46 in the quarter end April 30, 2004.

     In January 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," an amendment of SFAS No. 123, which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have elected to continue to account for stock-based compensation under APB No. 25, and related Interpretations under FIN 44 and elect the disclosure-only alternative under SFAS No. 123 and the enhanced disclosures as required by SFAS No. 148. See Note 2(p) of the Notes to the Consolidated Financial Statements.

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

     In February 2003, the FASB issued Emerging Issues Task Force 00-21 ("EITF 00-21"), "Revenue Arrangements with Multiple Deliverables." EITF 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting. If the deliverables in the arrangement meet certain criteria, arrangement consideration should be allocated among the separate units based on their relative fair values. Applicable revenue recognition criteria should be considered separately for each unit. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on our financial position or results of operations.

     In May 2003, the FASB issued FAS No. 150 ("FAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." FAS No. 150 establishes standards for an issuer to classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires an issuer to classify a financial instrument that meets certain characteristics as a liability (or an asset in some circumstances). FAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS No. 150 did not have a material impact on our financial position or results of operations.

     In August 2003, the FASB issued Emerging Issues Task Force 03-05 ("EITF 03-05"), "Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software." EITF 03-05 provides guidance on whether non-software deliverables (e.g., non-software related equipment or services) included in an arrangement that contains software that is more than incidental to the products or services as a whole are included within the scope of AICPA Statement of Position 97-2, Software Revenue Recognition. The guidance in EITF 03-05 is effective for arrangements entered into in the first reporting period (annual or interim) beginning after August 13, 2003. The adoption of EITF 03-05 did not have a material impact on our financial position or results of operations.

  RISKS RELATED TO LEGAL PROCEEDINGS

IN CONNECTION WITH OUR RESTATEMENT OF THE HISTORICAL FINANCIAL STATEMENTS OF SMARTFORCE, CLASS ACTION LAWSUITS HAVE BEEN FILED AGAINST US AND ADDITIONAL LAWSUITS MAY BE FILED, AND WE ARE THE SUBJECT OF A FORMAL ORDER OF PRIVATE INVESTIGATION ENTERED BY THE SEC.

     While preparing the closing balance sheet of SmartForce as at September 6, 2002, the date on which we closed our merger with SkillSoft Corporation, certain accounting matters were identified relating to the historical financial statements of SmartForce (which, following the Merger, are no longer our historical financial statements -- see Note 1 of the Notes to the Consolidated Financial Statements). On November 19, 2002, we announced our intent to restate the SmartForce financial statements for 1999, 2000, 2001 and the first two quarters of 2002. Following this announcement, several lawsuits claiming to be class actions were commenced against us and certain of our current and former directors and officers, by or on behalf of persons claiming to be our shareholders and persons claiming to have purchased or otherwise acquired our securities at specified periods beginning as early as October 19, 1999 and continuing after September 6, 2002. These lawsuits have been consolidated. On October 31, 2003, plaintiffs filed two amended complaints in the consolidated lawsuit, one on behalf of a purported class of purchasers of our ADSs between April 27, 1999 through November 18, 2002, and another on behalf of a purported class of SkillSoft Corporation shareholders who acquired our ADSs in connection with the Merger. In March 2004, we reached a settlement of these class action lawsuits for total settlement payments to the plaintiffs of $30.5 million. The settlement is subject to court approval. Additional lawsuits may be filed against us.

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

  RISKS RELATED TO THE MERGER BETWEEN SKILLSOFT CORPORATION AND SMARTFORCE

WE HAVE IDENTIFIED SIGNIFICANT DEFICIENCIES IN OUR DISCLOSURE CONTROLS AND PROCEDURES AND INTERNAL CONTROLS.

     During the process of integrating the business processes, human resources, disclosure controls and procedures and internal controls of SmartForce PLC and SkillSoft Corporation following the Merger, significant deficiencies in disclosure controls and procedures and internal controls were identified predominantly with respect to financial and regulatory compliance reporting at non-U.S. subsidiaries of the former SmartForce PLC and our ability to process the consolidated financial closing cycle. Our independent auditors have informed us that they believe we have these two reportable conditions in internal controls in certain of these areas. These deficiencies have resulted in a significant strain to the internal resources and on the infrastructure of the finance organization and adversely impacted both the year-end and quarter-end financial closing processes. While permanent resources and accounting process improvements have been and will continue to be added and implemented to improve the non-U.S. finance operations, the financial closing process and the overall internal control environment, additional changes to the disclosure controls and procedures and internal controls will be on-going. Our independent auditors have informed us that they believe we have no material weaknesses at this time.

  RISKS RELATED TO THE OPERATION OF OUR BUSINESS

SOME OF OUR INTERNATIONAL SUBSIDIARIES HAVE NOT COMPLIED WITH REGULATORY REQUIREMENTS RELATING TO THEIR FINANCIAL STATEMENTS AND TAX RETURNS.

     We operate our business in various foreign countries through subsidiaries organized in those countries. Due to our restatement of the historical SmartForce financial statements, some of our subsidiaries have not filed their audited statutory financial statements and have been delayed in filing their tax returns in their respective jurisdictions. As a result, some of these foreign subsidiaries may be subject to regulatory restrictions, penalties and fines.

WE AND SKILLSOFT CORPORATION HAVE EXPERIENCED NET LOSSES IN THE PAST, AND WE MAY BE UNABLE TO ACHIEVE OR MAINTAIN PROFITABILITY.

     SmartForce incurred substantial net losses both recently and in the past, including net losses of $50.2 million in the six months ended June 30, 2002. SkillSoft Corporation incurred substantial net losses in every fiscal quarter prior to its fiscal quarter ended January 31, 2002. In addition, the combined company recorded a net loss of $284 million for the fiscal year ended January 31, 2003 and $113.3 million for the fiscal year ended January 31, 2004. We expect to incur significant expenses in connection with the completion of the migration to a unified platform and the continued expansion of this combined business, and, as a result, the business will need to generate significant revenues to achieve and maintain profitability. We cannot guarantee whether our combined business will achieve or sustain profitability in any future period.

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

     Our operating results have historically fluctuated, and our operating results may in the future continue to fluctuate, as a result of factors, which include (without limitation):

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

OUR SUCCESS DEPENDS ON OUR ABILITY TO MEET THE NEEDS OF THE RAPIDLY CHANGING MARKET.

     The market for education and training software is characterized by rapidly changing technology, evolving industry standards, changes in customer requirements and preferences and frequent introductions of new products and services embodying new technologies. New methods of providing interactive education in a technology-based format are being developed and offered in the marketplace, including intranet and Internet offerings. In addition, multimedia and other product functionality features are being added to educational software. Our future success will depend upon the extent to which we are able to develop and implement products which address these emerging market requirements in a cost effective and timely basis. Product development is risky because it is difficult to foresee developments in technology, coordinate technical personnel and identify and eliminate design flaws. Any significant delay in releasing new products could have a material adverse effect on the ultimate success of our products and could reduce sales of predecessor products. We may not be successful in introducing new products on a timely basis. In addition, new products introduced by us may fail to achieve a significant degree of market acceptance or, once accepted, may fail to sustain viability in the market for any significant period. If we are unsuccessful in addressing the changing needs of the marketplace due to resource, technological or other constraints, or in anticipating and responding adequately to changes in customers' software technology and preferences, our business and results of operations would be materially adversely affected.

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

     For example, our ability to increase the effectiveness and scope of our services to customers is ultimately limited by the speed and reliability of both the Internet and our customers' internal networks. Consequently, the emergence and growth of the market for our products and services depends upon the improvements being made to the entire Internet as well as to our individual customers' networking infrastructures to alleviate overloading and congestion. If these improvements are not made, and the quality of networks degrades, the ability of our customers to use our products and services will be hindered and our revenues may suffer.

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

OUR RESTRUCTURING PLANS MAY BE INEFFECTIVE OR MAY LIMIT OUR ABILITY TO COMPETE.

     Since the Merger, we have recorded an aggregate of $31.4 million in merger and exit costs and an aggregate of $37.5 million of restructuring and other non-recurring charges. There are several risks inherent in these efforts to transition to a new cost structure. These include the risk that we will not be successful in restoring profitability, and hence we may have to undertake further restructuring initiatives that would entail additional charges and create additional risks. In addition, there is the risk that cost-cutting initiatives will impair our ability to effectively develop and market products and remain competitive. Each of the above measures could have long-term effects on our business by reducing our pool of talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel. These circumstances could cause our earnings to be lower than they otherwise might be.

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

     The Financial Accounting Standards Board is considering whether to require all companies to treat the value of stock options granted to employees as an expense. The United States Congress and other governmental and regulatory authorities have also considered requiring companies to expense stock options. If this change were to become mandatory, we and other companies would be required to record a compensation expense equal to the value of each stock option granted. This expense would be spread over the vesting period of the stock option. Currently, we are generally not required to record compensation expenses in connection with stock option grants. If we were required to expense stock option grants, it could reduce the attractiveness of granting stock options because the additional expense associated with these grants would reduce our profitability. However, stock options are an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock option program. Accordingly, in the event we are required to expense stock option grants, either our profitability, or our ability to use stock options as an employee recruitment and retention tool would be adversely impacted.

INCREASED COMPETITION MAY RESULT IN DECREASED DEMAND FOR OUR PRODUCTS AND SERVICES, WHICH MAY RESULT IN REDUCED REVENUES AND GROSS PROFITS AND LOSS OF MARKET SHARE.

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

     Growing competition may result in price reductions, reduced revenue and gross profits and loss of market share, any one of which would have a material adverse effect on our business. Many of our current and potential competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition, and we expect to face increasing price pressures from competitors as managers demand more value for their training budgets. Accordingly, we may be unable to provide e-learning solutions that compare favorably with new instructor-led techniques, other interactive training software or new e-learning solutions.

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

OUR SALES CYCLE MAY MAKE IT DIFFICULT TO PREDICT OUR OPERATING RESULTS.

     The period between our initial contact with a potential customer and the purchase of our products (not including SmartCertify) by that customer typically ranges from three to twelve months or more. Factors that contribute to our long sales cycle, include:

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

     These long sales cycles make it difficult to predict the quarter in which sales may occur. Delays in sales could cause significant variability in our revenues and operating results for any particular period.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of January 31, 2004, we did not use derivative financial instruments for speculative or trading purposes.

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

FOREIGN CURRENCY RISK

     Due to our multinational operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues or pay expenses and the U.S. dollar. Our expenses are not necessarily incurred in the currency in which revenue is generated, and, as a result, we are required from time to time to convert currencies to meet our obligations. These currency conversions are subject to exchange rate fluctuations, in particular changes to the value of the euro, Canadian dollar, Australian dollar, New Zealand dollar, Singapore dollar, and pound sterling relative to the U.S. dollar, which could adversely affect our business and the results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Incorporated by reference from Appendix B attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

     Following the merger of SmartForce PLC and SkillSoft Corporation on September 6, 2002, we integrated the business processes, human resources, disclosure controls and procedures, and internal controls of the two companies. During this process, significant deficiencies in disclosure controls and procedures and internal controls were identified predominantly with respect to financial reporting at non-U.S. subsidiaries of the former SmartForce PLC and our ability to process the consolidated financial closing cycle. These deficiencies resulted in a significant strain to the internal resources and on the infrastructure of the finance organization and adversely impacted both the year-end and quarter-end financial closing process for the fiscal year ended January 31, 2003. External resources were engaged to assist management in both the year-end and quarter-end financial closing process and in identifying areas for improvement for the fiscal year ended January 31, 2003. In addition, in fiscal years ended January 31, 2003 and 2004, permanent resources and accounting process improvements have been added and implemented to improve the non-U.S. finance operations, the financial closing process, and the overall internal control environment. Our independent auditors have informed us that they believe we have no material weaknesses in internal controls at January 31, 2004. However they have informed us of certain reportable conditions at that date, including financial and regulatory compliance reporting at non-U.S. subsidiaries of the former SmartForce PLC and our ability to process the financial closing cycle at certain subsidiaries.

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of January 31, 2004. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that while we have implemented mitigating controls and process improvements with respect to our disclosure controls and procedures and that they are now operating effectively, we believe that continuous monitoring of these disclosure controls and procedures will be required.

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act occurred during the fiscal quarter ended January 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The registrant intends to file with the Securities and Exchange Commission a definitive proxy statement with respect to the Annual General Meeting of Shareholders for the fiscal year ended January 31, 2004. The information under the sections entitled "Board of Directors and Corporate Governance Information" and "Section 16(a) Beneficial Ownership Reporting Compliance" from our definitive proxy statement for the annual meeting of shareholders, which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended January 31, 2004 (the "2004 Proxy Statement"), is hereby incorporated by reference. Additional information in response to this Item is included under the caption "Executive Officers of SkillSoft" at the end of Part I of this Annual Report on Form 10-K.

     Information required by this item pursuant to Item 401(h) and 401(i) of Regulation S-K relating to an audit committee financial expert and identification of the audit committee of our board of directors is contained in the 2004 Proxy Statement under the captions "Board Committees" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information under the section entitled "Executive Compensation and Related Matters" from the 2004 Proxy Statement is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information under the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" from the 2004 Proxy Statement is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the section entitled "Certain Relationships and Related Transactions" from the 2004 Proxy Statement is hereby incorporated by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information under the sections entitled "Fees Billed for Services Rendered by Ernst & Young" and "Pre-approval Policies and Procedures" from the 2004 Proxy Statement is hereby incorporated by reference.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements, Financial Statement Schedules and Exhibits

         1. Financial Statements. The following documents are filed as Appendix B hereto and are included as part of this Annual Report on Form 10K:

            Financial Statements:

            Report of Independent Auditors

            Report of Independent Public Accountants

            Consolidated Balance Sheets

            Consolidated Statements of Operations

            Consolidated Statements of Stockholders' Equity and Comprehensive
            Loss

            Consolidated Statements of Cash Flows

            Notes to the Consolidated Financial Statements

         2. Financial Statement Schedules. All Finanacial Statement Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included in this report.

         3. Exhibits. The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of and incorporated by reference in this Form 10-K.

     (b) Reports on Form 8-K.

     On December 4, 2003, we furnished a Current Report on Form 8-K under Item 12 (Disclosure of Results of Operations and Financial Condition) announcing our financial results for the fiscal quarter ended October 31, 2003.

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

Date: April 15, 2004

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

                    SIGNATURE                                       TITLE                       DATE
                    ---------                                       -----                       ----

               /s/ CHARLES E. MORAN                     President and Chief Executive      April 15, 2004
 ------------------------------------------------           Officer and Director
                 Charles E. Moran                       (Principal Executive Officer)


              /s/ THOMAS J. MCDONALD                       Chief Financial Officer         April 15, 2004
 ------------------------------------------------         (Principal Financial and
                Thomas J. McDonald                           Accounting Officer)


              /s/ GREGORY M. PRIEST                               Director                 April 15, 2004
 ------------------------------------------------
                Gregory M. Priest


             /s/ P. HOWARD EDELSTEIN                              Director                 April 15, 2004
 ------------------------------------------------
               P. Howard Edelstein


             /s/ STEWART K. P. GROSS                              Director                 April 15, 2004
 ------------------------------------------------
               Stewart K. P. Gross


              /s/ JAMES S. KRZYWICKI                              Director                 April 13, 2004
 ------------------------------------------------
                James S. Krzywicki


          /s/ FERDINAND VON PRONDZYNSKI                           Director                 April 15, 2004
 ------------------------------------------------
            Ferdinand von Prondzynski


               /s/ WILLIAM MEAGHER                                Director                 April 15, 2004
 ------------------------------------------------
                 William Meagher

                                                                      APPENDIX A

                            SELECTED FINANCIAL DATA

     The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. The consolidated statements of operations data for the fiscal years ended January 31, 2003 and 2004 and the consolidated balance sheet data as of January 31, 2003 and 2004 are derived from our consolidated financial statements, audited by Ernst & Young LLP, independent public accountants, which are included elsewhere in this Form 10-K. The consolidated statements of operations data for the fiscal year ended January 31, 2002 are derived from our consolidated financial statements, audited by Arthur Andersen LLP, independent public accountants, which are included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended January 31, 2000, 2001 and 2002 and the consolidated balance sheet data as of January 31, 2000, 2001, and 2002 are derived from our consolidated financial statements, audited by Arthur Andersen LLP, independent public accountants, not included in this Form 10-K.

                                       YEAR ENDED    YEAR ENDED    YEAR ENDED    YEAR ENDED    YEAR ENDED
                                       JANUARY 31,   JANUARY 31,   JANUARY 31,   JANUARY 31,   JANUARY 31,
                                          2000          2001          2002         2003(1)        2004
                                       -----------   -----------   -----------   -----------   -----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue..............................   $  4,191      $ 19,297      $ 44,271      $ 101,470     $ 193,475
Cost of revenue......................        758         1,506         2,552         11,548        18,397
                                        --------      --------      --------      ---------     ---------
     Gross profit....................      3,433        17,791        41,719         89,922       175,078
Operating expenses:
  Research and development...........      8,647        14,047        17,698         29,104        53,627
  Selling and marketing..............      8,961        20,946        27,602         52,691        87,532
  General and administrative.........      4,371         5,776         7,199         17,914        27,883
  Litigation settlement..............         --            --            --             --        93,750
  Amortization of stock-based
     compensation....................        372           814           793          1,634         1,986
  Amortization of intangible
     assets..........................         --            --            27          4,683        10,072
  Impairment charge..................         --            --            --        250,107            --
  Restructuring and other
     non-recurring charges...........         --            --            --         19,286        18,228
                                        --------      --------      --------      ---------     ---------
     Total operating expenses........     22,351        41,583        53,319        375,419       293,078
                                        --------      --------      --------      ---------     ---------
Operating loss.......................    (18,918)      (23,792)      (11,600)      (285,497)     (118,000)
  Other income (expense), net........       (333)            6           150           (282)          786
  Interest income, net...............         68         1,826         1,810          2,165           787
  Gain on sale of investments, net...         --            --            --             --         3,682
                                        --------      --------      --------      ---------     ---------
Loss before provision for income
  taxes..............................    (19,183)      (21,960)       (9,640)      (283,614)     (112,745)
Provision for income taxes...........         --            --            --           (383)         (529)
                                        --------      --------      --------      ---------     ---------
     Net loss........................    (19,183)      (21,960)       (9,640)      (283,997)     (113,274)
Preferred stock dividend.............      3,765            --            --             --            --
                                        --------      --------      --------      ---------     ---------
Net loss attributable to common
  shareholders.......................   $(22,948)     $(21,960)     $ (9,640)     $(283,997)    $(113,274)
                                        ========      ========      ========      =========     =========

                                       YEAR ENDED    YEAR ENDED    YEAR ENDED    YEAR ENDED    YEAR ENDED
                                       JANUARY 31,   JANUARY 31,   JANUARY 31,   JANUARY 31,   JANUARY 31,
                                          2000          2001          2002         2003(1)        2004
                                       -----------   -----------   -----------   -----------   -----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss per share(2):
  Basic and diluted loss per share...   $  (5.06)     $  (0.73)     $  (0.27)     $   (4.40)    $   (1.13)
                                        ========      ========      ========      =========     =========
  Basic and diluted weighted average
     shares outstanding..............      4,533        29,990        35,324         64,472       100,120
                                        ========      ========      ========      =========     =========

                                           AS OF         AS OF         AS OF         AS OF         AS OF
                                        JANUARY 31,   JANUARY 31,   JANUARY 31,   JANUARY 31,   JANUARY 31,
                                           2000          2001          2002          2003          2004
                                        -----------   -----------   -----------   -----------   -----------
                                                                  (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments.........................    $   735       $23,907      $ 68,946      $125,031       $61,340
Working capital (deficit).............     (6,915)       18,130        48,650        31,822       (49,115)
Long-term investments & other
  assets..............................         --            28        13,814         1,132           390
Total assets..........................      4,801        38,624       153,458       378,137       342,378
Stockholders' equity (deficit)........    $(6,357)      $19,668      $113,750      $191,087       $85,758

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

                                                                      APPENDIX B

                              FINANCIAL STATEMENTS

                                     INDEX

                                                              PAGE
                                                              ----
Report of Independent Auditors -- Ernst & Young LLP.........   B-2
Report of Independent Public Accountants -- Arthur Andersen
  LLP.......................................................   B-3
Consolidated Balance Sheets as of January 31, 2003, and
  2004......................................................   B-4
Consolidated Statements of Operations for the Years Ended
  January 31, 2002, 2003 and 2004...........................   B-5
Consolidated Statements of Stockholders' Equity and
  Comprehensive Loss for the Years Ended January 31, 2002,
  2003 and 2004.............................................   B-6
Consolidated Statements of Cash Flows for the Years Ended
  January 31, 2002, 2003 and 2004...........................   B-9
Notes to the Consolidated Financial Statements..............  B-10

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and
Shareholders of SkillSoft PLC:

     We have audited the accompanying consolidated balance sheets of SkillSoft PLC (formerly known as SmartForce PLC) as of January 31, 2003 and 2004 and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for the years ended January 31, 2003 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The comparative financial statements as of January 31, 2002 and the year ended January 31, 2002 were audited by other auditors who have ceased operations and whose report dated February 20, 2002 expressed an unqualified opinion on those statements before the restatement adjustments described in Notes 1, 3 and 9.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SkillSoft PLC at January 31, 2003 and 2004 and the results of its operations and its cash flows for the years ended January 31, 2003 and 2004, in conformity with accounting principles generally accepted in the United States.

     The comparative financial statements presented as of January 31, 2002 and for the year then ended were audited by other auditors who have ceased operations. As described in Notes 1, 3 and 9 on September 6, 2002, the Company completed a merger with SmartForce PLC which was treated as a reverse merger for accounting purposes. All references to the number of shares and per share information in the financial statements have been adjusted to reflect the reverse merger on a retroactive basis. We audited the adjustments that were applied to restate the number of shares and per share information reflected in the 2002 financial statements. Our procedures included (a) agreeing the share conversion for the merger to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the retroactive restatement of the number of common shares and per share amounts. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2002 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2002 financial statements taken as a whole.

                                          /s/ ERNST & YOUNG LLP

Boston, Massachusetts
March 29, 2004

     This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the financial statements of SkillSoft Corporation as of January 31, 2002 and 2001 and each of the three years in the period ended January 31, 2002 included in the Annual Report on Form 10-K of SkillSoft Corporation for the fiscal year ended January 31, 2002. This audit report has not been reissued by Arthur Andersen LLP in connection with the filing of this Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SkillSoft Corporation as of January 31, 2001 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2002, in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 20, 2002

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   JANUARY 31,
                                                              ---------------------
                                                                2003        2004
                                                              ---------   ---------
                                                                  (IN THOUSANDS
                                                                EXCEPT SHARE DATA
                                                               AND PER SHARE DATA)
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $  53,281   $  42,866
  Short-term investments....................................     71,750      18,474
  Accounts receivable, less reserves of approximately $848
     and $1,071 as of January 31, 2003 and 2004,
     respectively...........................................     66,892      72,775
  Prepaid expenses and other current assets.................     19,401      24,759
  Restricted cash...........................................         --      25,044
                                                              ---------   ---------
     Total current assets...................................    211,324     183,918
Property and equipment, at cost:
  Computer equipment........................................     15,679      17,913
  Furniture and fixtures....................................      1,430       2,541
  Leasehold improvements....................................        878         891
                                                              ---------   ---------
                                                                 17,987      21,345
  Less -- accumulated depreciation and amortization.........      6,023      14,898
                                                              ---------   ---------
                                                                 11,964       6,447
Intangible assets:
  Acquired intangible assets, net...........................     34,290      25,745
  Goodwill..................................................    119,427     125,878
                                                              ---------   ---------
                                                                153,717     151,623
Long-term investments.......................................        633         266
Other assets................................................        499         124
                                                              ---------   ---------
                                                              $ 378,137   $ 342,378
                                                              =========   =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  10,672   $   6,588
  Accrued expenses..........................................     59,821      92,117
  Deferred revenue..........................................    109,009     134,328
                                                              ---------   ---------
     Total current liabilities..............................    179,502     233,033
Long term liabilities.......................................      7,548      23,587
Stockholders' equity:
  Ordinary Shares, E0.11 par value --
     Authorized -- 250,000,000 and 250,000,000 shares
      authorized at January 31, 2003 and 2004, respectively;
      99,598,146 and 101,857,714 issued and outstanding at
      January 31, 2003 and January 31, 2004, respectively...     10,737      11,031
  Additional paid-in capital................................    530,929     538,493
  Accumulated deficit.......................................   (347,642)   (460,916)
  Deferred compensation.....................................     (4,345)     (2,404)
  Notes receivable from stockholders........................        (58)         --
  Accumulated other comprehensive income, (loss)............      1,466        (446)
                                                              ---------   ---------
     Total stockholders' equity.............................    191,087      85,758
                                                              ---------   ---------
                                                              $ 378,137   $ 342,378
                                                              =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEARS ENDED JANUARY 31,
                                                             --------------------------------------
                                                                2002         2003          2004
                                                             ----------   -----------   -----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue....................................................   $ 44,271     $ 101,470     $ 193,475
Cost of revenue(1).........................................      2,552        11,548        18,397
                                                              --------     ---------     ---------
  Gross profit.............................................     41,719        89,922       175,078
Operating expenses:
Research and development(1)................................     17,698        29,104        53,627
Selling and marketing(1)...................................     27,602        52,691        87,532
General and administrative(1)..............................      7,199        17,914        27,883
Litigation settlement......................................         --            --        93,750
Amortization of stock-based compensation(1)................        793         1,634         1,986
Amortization of intangible assets..........................         27         4,683        10,072
Impairment charge..........................................         --       250,107            --
Restructuring and other non-recurring charges..............         --        19,286        18,228
                                                              --------     ---------     ---------
     Total operating expenses..............................     53,319       375,419       293,078
                                                              --------     ---------     ---------
Operating loss.............................................    (11,600)     (285,497)     (118,000)
  Other income (expense), net..............................        150          (282)          786
  Gain on sale of investments, net.........................         --            --         3,682
  Interest income, net.....................................      1,810         2,165           787
                                                              --------     ---------     ---------
Loss before provision for income taxes.....................     (9,640)     (283,614)     (112,745)
  Provision for income taxes...............................         --          (383)         (529)
                                                              --------     ---------     ---------
  Net loss.................................................   $ (9,640)    $(283,997)    $(113,274)
                                                              ========     =========     =========
Net loss per share:
  Basic and diluted loss per share.........................   $  (0.27)    $   (4.40)    $   (1.13)
                                                              ========     =========     =========
  Basic and diluted weighted average common shares
     outstanding...........................................     35,324        64,472       100,115
                                                              ========     =========     =========

---------------

(1) The following summarizes the departmental allocation of the amortization of stock-based compensation (in thousands):

                                                               2002       2003        2004
                                                             --------   ---------   ---------
    Cost of revenue........................................  $      4   $       4   $       4
    Research and development...............................       127         704         772
    Selling and marketing..................................       360         416         446
    General and administrative.............................       302         510         764
                                                             --------   ---------   ---------
                                                             $    793   $   1,634   $   1,986
                                                             ========   =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                               CLASS A
                                                            COMMON STOCK          COMMON STOCK
                                       CONVERTIBLE        -----------------   ---------------------
                                     PREFERRED STOCK
                                   --------------------               $.001                  E0.11    ADDITIONAL
                                   NUMBER OF   CARRYING   NUMBER OF    PAR     NUMBER OF      PAR      PAID-IN      WARRANTS
                                    SHARES      VALUE      SHARES     VALUE     SHARES       VALUE     CAPITAL     OUTSTANDING
                                   ---------   --------   ---------   -----   -----------   -------   ----------   -----------
BALANCE, JANUARY 31, 2001........      --       $  --         --      $ --     31,473,118   $ 3,428    $ 71,810        319
Issuance of common stock, net of
 issuance costs of $836..........      --          --         --        --      6,619,842       639      71,338         --
Exercise of stock options........      --          --         --        --        520,653        49       1,358         --
Issuance common stock under
 Employee Stock Purchase Plan....      --          --         --        --         26,513         3         244         --
Issuance of common stock related
 to exercise of common stock
 warrants........................      --          --         --        --         88,421         9         310       (319)
Issuance of common stock and
 assumption of common stock
 options in the purchase of a
 business........................      --          --         --        --      2,259,767       220      29,090         --
Deferred compensation associated
 with assumed stock options in
 the purchase of a business......      --          --         --        --             --        --       1,752         --
Amortization of deferred
 compensation....................      --          --         --        --             --        --          --         --
Repayment of note receivable.....      --          --         --        --             --        --          --         --
Translation adjustment...........      --          --         --        --             --        --          --         --
Net loss.........................      --          --         --        --             --        --          --         --
                                     ----       -----       ----      -----   -----------   -------    --------       ----
Comprehensive net loss for the
 year ended January 31, 2002.....


                                                                   NOTES        ACCUMULATED
                                                                 RECEIVABLE        OTHER           TOTAL           TOTAL
                                   ACCUMULATED     DEFERRED         FROM       COMPREHENSIVE   STOCKHOLDERS'   COMPREHENSIVE
                                     DEFICIT     COMPENSATION   STOCKHOLDERS      INCOME          EQUITY           LOSS
                                   -----------   ------------   ------------   -------------   -------------   -------------
BALANCE, JANUARY 31, 2001........   $ (54,005)     $(1,604)        $ (339)        $   59         $  19,668       $      --
Issuance of common stock, net of
 issuance costs of $836..........          --           --             --             --            71,977              --
Exercise of stock options........          --           --             --             --             1,407              --
Issuance common stock under
 Employee Stock Purchase Plan....          --           --             --             --               247              --
Issuance of common stock related
 to exercise of common stock
 warrants........................          --           --             --             --                --              --
Issuance of common stock and
 assumption of common stock
 options in the purchase of a
 business........................          --           --             --             --            29,310              --
Deferred compensation associated
 with assumed stock options in
 the purchase of a business......          --       (1,752)            --             --                --              --
Amortization of deferred
 compensation....................          --          793             --             --               793              --
Repayment of note receivable.....          --           --              1             --                 1              --
Translation adjustment...........          --           --             --            (13)              (13)            (13)
Net loss.........................      (9,640)          --             --             --            (9,640)         (9,640)
                                    ---------      -------         ------         ------         ---------       ---------
Comprehensive net loss for the
 year ended January 31, 2002.....                                                                                $  (9,653)

  The accompanying notes are an integral part of these consolidated financial statements.

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                               CLASS A
                                                            COMMON STOCK          COMMON STOCK
                                       CONVERTIBLE        -----------------   ---------------------
                                     PREFERRED STOCK
                                   --------------------               $.001                  E0.11    ADDITIONAL
                                   NUMBER OF   CARRYING   NUMBER OF    PAR     NUMBER OF      PAR      PAID-IN      WARRANTS
                                    SHARES      VALUE      SHARES     VALUE     SHARES       VALUE     CAPITAL     OUTSTANDING
                                   ---------   --------   ---------   -----   -----------   -------   ----------   -----------
BALANCE, JANUARY 31, 2002........      --       $  --         --      $ --     40,988,314   $ 4,348    $175,902         --
Exercise of stock options........      --          --         --        --        826,316        86         333         --
Issuance of common stock and
 assumption of common stock
 options in the purchase of a
 business........................      --          --         --        --     57,392,542     6,261     350,079         --
Issuance of common stock under
 employee stock purchase plan....      --          --         --        --        390,974        42       1,199         --
Deferred compensation associated
 with unvested stock options
 assumed in the purchase of a
 business........................      --          --         --        --             --        --       3,416         --
Amortization of deferred
 compensation....................      --          --         --        --             --        --          --         --
Net unrealized loss on marketable
 securities reclassified from of
 held-to-maturity to
 available-for-sale..............      --          --         --        --             --        --          --         --
Repayment of note receivable.....      --          --         --        --             --        --          --         --
Unrealized gains/(losses) on
 marketable securities...........      --          --         --        --             --        --          --         --
Translation adjustment...........                  --         --        --             --        --          --         --
Net loss.........................      --          --         --        --             --        --          --         --
                                     ----       -----       ----      -----   -----------   -------    --------       ----
Comprehensive net loss for the
 year ended January 31, 2003.....


                                                                   NOTES        ACCUMULATED
                                                                 RECEIVABLE        OTHER           TOTAL           TOTAL
                                   ACCUMULATED     DEFERRED         FROM       COMPREHENSIVE   STOCKHOLDERS'   COMPREHENSIVE
                                     DEFICIT     COMPENSATION   STOCKHOLDERS      INCOME          EQUITY           LOSS
                                   -----------   ------------   ------------   -------------   -------------   -------------
BALANCE, JANUARY 31, 2002........   $ (63,645)     $(2,563)        $ (338)        $   46         $ 113,750
Exercise of stock options........          --           --             --             --               419              --
Issuance of common stock and
 assumption of common stock
 options in the purchase of a
 business........................          --           --             --             --           356,340              --
Issuance of common stock under
 employee stock purchase plan....          --           --             --             --             1,241              --
Deferred compensation associated
 with unvested stock options
 assumed in the purchase of a
 business........................          --       (3,416)            --             --                --              --
Amortization of deferred
 compensation....................          --        1,634             --             --             1,634              --
Net unrealized loss on marketable
 securities reclassified from of
 held-to-maturity to
 available-for-sale..............          --           --             --           (548)             (548)           (548)
Repayment of note receivable.....          --           --            280             --               280              --
Unrealized gains/(losses) on
 marketable securities...........          --           --                         2,335             2,335           2,335
Translation adjustment...........          --           --             --           (367)             (367)           (367)
Net loss.........................   $(283,997)          --             --             --          (283,997)       (283,997)
                                    ---------      -------         ------         ------         ---------       ---------
Comprehensive net loss for the
 year ended January 31, 2003.....                                                                                $(282,577)

  The accompanying notes are an integral part of these consolidated financial statements.

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE
                              LOSS -- (CONTINUED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                               CLASS A
                                                            COMMON STOCK          COMMON STOCK
                                       CONVERTIBLE        -----------------   ---------------------
                                     PREFERRED STOCK
                                   --------------------               $.001                  E0.11    ADDITIONAL
                                   NUMBER OF   CARRYING   NUMBER OF    PAR     NUMBER OF      PAR      PAID-IN      WARRANTS
                                    SHARES      VALUE      SHARES     VALUE     SHARES       VALUE     CAPITAL     OUTSTANDING
                                   ---------   --------   ---------   -----   -----------   -------   ----------   -----------
BALANCE, JANUARY 31, 2003........      --       $  --         --      $ --     99,598,146   $10,737    $530,929          --
Exercise of stock options........      --          --         --        --      1,530,657       201       4,936          --
Issuance of common stock --
 settlement of IP Learn
 litigation......................      --          --         --        --        100,000        13         487          --
Issuance of common stock under
 employee stock purchase plan....      --          --         --        --        628,911        80       2,096          --
Deferred compensation -- reversal
 of unearned compensation related
 to employee terminations........      --          --         --        --             --        --        (229)         --
Amortization of deferred
 compensation....................      --          --         --        --             --        --          --          --
Deferred compensation -- amended
 stock option grants.............      --          --         --        --             --        --         274          --
Repayment of note receivable.....      --          --         --        --             --        --          --          --
Unrealized gains/(losses) on
 marketable securities...........                  --         --        --             --        --          --          --
Translation adjustment...........                  --         --        --             --        --          --          --
Net loss.........................      --          --         --        --             --        --          --          --
                                     ----       -----       ----      -----   -----------   -------    --------       -----
Comprehensive net loss for the
 year ended January 31, 2004.....
BALANCE, JANUARY 31, 2004........      --       $  --         --      $ --    101,857,714   $11,031    $538,493          --
                                     ====       =====       ====      =====   ===========   =======    ========       =====


                                                                                ACCUMULATED
                                                                   NOTES           OTHER
                                                                 RECEIVABLE    COMPREHENSIVE       TOTAL           TOTAL
                                   ACCUMULATED     DEFERRED         FROM          INCOME       STOCKHOLDERS'   COMPREHENSIVE
                                     DEFICIT     COMPENSATION   STOCKHOLDERS      (LOSS)          EQUITY           LOSS
                                   -----------   ------------   ------------   -------------   -------------   -------------
BALANCE, JANUARY 31, 2003........   $(347,642)     $(4,345)        $  (58)        $1,466         $ 191,087
Exercise of stock options........          --           --             --             --             5,137              --
Issuance of common stock --
 settlement of IP Learn
 litigation......................          --           --             --             --               500              --
Issuance of common stock under
 employee stock purchase plan....          --           --             --             --             2,176              --
Deferred compensation -- reversal
 of unearned compensation related
 to employee terminations........          --          229             --             --                --              --
Amortization of deferred
 compensation....................          --        1,986             --             --             1,986              --
Deferred compensation -- amended
 stock option grants.............          --         (274)            --             --                --              --
Repayment of note receivable.....          --           --             58             --                58              --
Unrealized gains/(losses) on
 marketable securities...........          --           --             --         (1,713)           (1,713)         (1,713)
Translation adjustment...........          --           --             --           (199)             (199)           (199)
Net loss.........................   $(113,274)          --             --             --          (113,274)       (113,274)
                                    ---------      -------         ------         ------         ---------       ---------
Comprehensive net loss for the
 year ended January 31, 2004.....                                                                                $(115,186)
BALANCE, JANUARY 31, 2004........   $(460,916)     $(2,404)        $   --         $ (446)        $  85,758
                                    =========      =======         ======         ======         =========

  The accompanying notes are an integral part of these consolidated financial statements.

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED JANUARY 31,
                                                             --------------------------------
                                                               2002       2003        2004
                                                             --------   ---------   ---------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net loss.................................................  $ (9,640)  $(283,997)  $(113,274)
  Adjustments to reconcile net loss to net cash used in
     operating activities --
  Stock-based compensation.................................       793       1,634       2,486
  Depreciation and amortization............................       976       8,712       9,329
  Impairment charge........................................        --     250,107          --
  Amortization of acquired intangibles.....................        --       4,683      10,072
  Provision for bad debts..................................       164         399         459
  Realized gain on sale of investments.....................        --          --      (3,682)
  Changes in current assets and liabilities, net of
     acquisitions
     Accounts receivable...................................    (6,366)    (21,064)     (5,149)
     Prepaid expenses and other current assets.............       510      (8,506)     (6,632)
     Accounts payable......................................       621       2,647      (4,181)
     Accrued expenses......................................     1,103     (28,396)     45,887
     Deferred revenue......................................     5,217      35,028      23,522
                                                             --------   ---------   ---------
     Net cash used in operating activities.................    (6,622)    (38,753)    (41,163)
Cash flows from investing activities:
  Purchases of property and equipment......................    (1,867)     (8,886)     (3,643)
  Purchase of short-term investments.......................   (43,636)    (88,882)    (92,614)
  Maturity of short-term investments.......................    11,235      40,604     137,786
  Sales of short-term investments..........................        --      73,776       6,119
  Disposition of net assets................................        --      (1,087)         --
  Purchase of long-term investments........................   (13,785)       (669)         --
  Designation of restricted cash...........................        --          --     (25,044)
  Net cash (used for) received in a business combination...    (6,313)     49,333      (5,187)
  (Increase)/decrease in other assets......................        --      (2,244)        409
                                                             --------   ---------   ---------
     Net cash provided by (used in) investing activities...   (54,366)     61,945      17,826
Cash flows from financing activities:
  Issuance of common stock, net of issuance costs..........    71,977          --          --
  Exercise of stock options................................     1,407         419       5,138
  Proceeds from employee stock purchase plan...............       247       1,241       2,175
  Repayment of note receivable.............................         1         280          58
  Payments on line of credit...............................        --          --          --
                                                             --------   ---------   ---------
     Net cash provided by financing activities.............    73,632       1,940       7,371
Effect of exchange rate changes on cash and cash
  equivalents..............................................        (6)      2,964       5,551
                                                             --------   ---------   ---------
Net increase (decrease) in cash and cash equivalents.......    12,638      28,096     (10,415)
Cash and cash equivalents, beginning of year...............    12,547      25,185      53,281
                                                             --------   ---------   ---------
Cash and cash equivalents, end of year.....................  $ 25,185   $  53,281   $  42,866
                                                             ========   =========   =========
Supplemental disclosure of non-cash financing transactions:
  Issuance of common stock related to exercise of common
     stock warrant.........................................  $    319   $      --   $      --
                                                             ========   =========   =========
Supplemental disclosure of cash flows related to
  acquisitions (see Note 3):
The acquisitions are summarized as follows:
  Fair value of assets acquired, excluding cash............  $ 49,513   $ 439,946   $   5,438
  Payments in connection with the acquisition, net of cash
     acquired..............................................    (6,313)     49,333      (5,187)
  Issuance of common stock and assumption of common stock
     options...............................................   (29,310)   (356,339)         --
                                                             --------   ---------   ---------
     Liabilities assumed...................................  $ 13,890   $ 132,940   $     251
                                                             ========   =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

     SkillSoft PLC, formerly known as SmartForce PLC (the Company or SkillSoft), was incorporated in Ireland on August 8, 1989. The Company is a provider of web-based training resources that cover a variety of professional effectiveness, business and information technology topics. On September 6, 2002, the Company completed its merger with SkillSoft Corporation (the Merger). Due to a number of factors, including composition of the board of directors, management team, and concentrated shareholder interest, all of which had SkillSoft Corporation being in a control or majority position, the Merger was accounted for as a reverse acquisition, with SkillSoft Corporation as the accounting acquirer. Accordingly, the historical financial statements of SkillSoft Corporation are the historical financial statements of the combined company, and the assets and liabilities of the Company are accounted for as required under the purchase method of accounting. The results of operations and cash flow of the former SmartForce PLC, the acquired entity for accounting purposes, are included in the financial statements of the combined company from September 6, 2002, the date on which the Merger was consummated. In connection with the Merger, the Company changed its name to SkillSoft PLC and its fiscal year end to January 31 (the fiscal year end of SkillSoft Corporation) from December 31 (the Company's historical fiscal year end).

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

  (C) REVENUE RECOGNITION

     The Company generates revenue from the license of products and services and from providing hosting/ ASP services.

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

     The Company primarily derives revenue from license agreements under which customers license it's products and services. The pricing for it's courses varies based upon the number of course titles or the courseware bundle licensed by a customer, the number of users within the customer's organization and the

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES length of the license agreement (generally one, two or three years). The Company's license agreements permit customers to exchange course titles, generally on the contract anniversary date. Additional product features, such as hosting and on-line mentoring services, are separately licensed for an additional fee.

     The pricing for the Company's MML licenses varies based on the choice of MML, content offering selected by the customer, the number of users within the customer's organization and the length of the license agreement. A MML license provides customers access to a full range of learning products including courseware, Referenceware, simulations, mentoring and prescriptive assessment.

     A Referenceware license gives users access to the full library within one or more collections (ITPro, BusinessPro, FinancePro and OfficeEssentials) from Books24x7.com, Inc. (Books). The pricing for the Company's Referenceware licenses varies based on the collections specified by a customer, the number of users within the customer's organization and the length of the license agreement.

     The Company offers discounts from its ordinary pricing, and purchasers of licenses for larger numbers of courses, for larger user bases or for longer periods generally receive discounts. Generally, customers may amend their license agreements, for an additional fee, to gain access to additional courses or product lines and/or to increase the size of the user base. The Company also derives revenue from hosting fees for clients that use its solutions on an application service provider (ASP) basis, on-line mentoring services and professional services. In selected circumstances, the Company derives revenue on a pay-for-use basis under which some customers are charged based on the number of courses accessed by users. Revenue derived from pay-for-use contracts has been minimal to date.

     The Company recognizes revenue ratably over the license period if the number of courses that a customer has access to is not clearly defined, available, or selected at the inception of the contract, or if the contract has additional undelivered elements for which the Company does not have vendor specific objective evidence (VSOE) of the fair value of the various elements. This may occur if the customer does not specify all licensed courses at the outset, the customer chooses to wait for future licensed courses on a when and if available basis, the customer is given exchange privileges that are exercisable other than on the contract anniversaries, or the customer licenses all courses currently available and to be developed during the term of the arrangement. Nearly all of the Company's contractual arrangements result in the recognition of revenue ratably over the license period; consequently, substantially all of the Company's revenue is recognized on a ratable basis.

     The Company also derives revenue from extranet hosting/ASP services and online mentoring services. The Company recognizes revenue related to extranet hosting/ASP services and online mentoring services on a straight-line basis over the period the services are provided.

     The Company generally bills the annual license fee for the first year of a multi-year agreement in advance and license fees for subsequent years of multi-year license arrangements are billed on the anniversary date of the agreement. In some circumstances, the Company offers payment terms of up to six months from the initial shipment date or anniversary date for multi-year agreements to it's customers. To the extent that a customer is given extended payment terms, revenue is recognized as cash becomes due, assuming all of the other elements of revenue recognition have been satisfied.

     The Company recognizes revenue on Referenceware and MML licenses ratably over the term of the agreement, which matches the period the future products or services are delivered.

     The Company commences the recognition of revenue from resellers upon both the final sale to the end user and the receipt of cash from the reseller. With respect to reseller agreements with minimum commitments, the Company recognizes revenue related to the portion of the minimum commitment that exceeds the end user sales at the expiration of the commitment period provided the Company has received payment.

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

     The Company provides professional services, including instructor led training, customized content, websites, and implementation services. The Company recognizes service revenue as the services are performed.

     The Company records deferred revenue amounts have been billed in advance of products or services provided. Deferred revenue includes the unrecognized portion of revenue associated with license fees for which the Company has received payment or for which amounts have been billed and are currently due for payment in 90 days or less for resellers and 180 days or less for direct customers. In addition, deferred revenue includes amounts which have been billed and not collected for which revenue is being recognized ratably over the license period. In addition, the Company acquired approximately $47 million of deferred revenue in connection with the Merger based upon the cost to fulfill the remaining contractual and performance obligations plus a normal operating profit on fulfilling such obligations. The remaining balance of the acquired deferred revenue was approximately $749,000 at January 31, 2004.

     For its MML segment, the Company defers direct selling costs (commissions) and amortizes those ratably as revenue is recognized.

  (D) NET LOSS PER SHARE

     As a result of the reverse acquisition, historical SkillSoft Corporation shares have been converted into SmartForce ADSs using the Merger exchange ratio of 2.3674 SkillSoft Corporation shares per SmartForce ADS. Historical SkillSoft Corporation shares for all periods presented have been adjusted to reflect this exchange ratio. See Note 9(a).

     Basic and diluted net loss per common share was determined by dividing net loss by the weighted average common shares outstanding during the period. Weighted average shares outstanding exclude unvested restricted common shares of 75,548; 20,291 and 0 as of January 31, 2002, 2003 and 2004, respectively. Basic and diluted net loss per share are the same, as outstanding common stock options and warrants are anti-dilutive as the Company has recorded a net loss for all periods presented.

     The calculations of basic and diluted net loss per share are as follows (in thousands, except per share data):

                                                          YEAR ENDED JANUARY 31,
                                                      -------------------------------
                                                       2002       2003        2004
                                                      -------   ---------   ---------
Net loss applicable to ordinary shares..............  $(9,640)  $(283,997)  $(113,274)
                                                      =======   =========   =========
Computation of basic and diluted net loss per share:
Weighted average shares outstanding.................   35,506      64,500     100,120
Less weighted average unvested restricted common
  shares outstanding................................      182          28           5
                                                      -------   ---------   ---------
Shares used in computing net loss per share.........   35,324      64,472     100,115
                                                      =======   =========   =========
Basic and diluted net loss per share................  $ (0.27)  $   (4.40)  $   (1.13)
                                                      =======   =========   =========

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

     The following share equivalents, warrants, and unvested restricted shares have been excluded from the computation of diluted weighted average shares outstanding as of January 31, 2002, 2003 and 2004, respectively as they would be anti-dilutive.

                                                          YEAR ENDED JANUARY 31,
                                                    -----------------------------------
                                                      2002         2003         2004
                                                    ---------   ----------   ----------
Options outstanding...............................  7,080,041   25,604,086   23,036,822
Warrants outstanding..............................    143,479           --           --
Unvested restricted shares........................     75,548       20,291           --

  (E) FOREIGN CURRENCY TRANSLATION

     Assets and liabilities of the foreign subsidiaries are translated in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation." The reporting currency for the Company is the U.S. dollar (dollar). The functional currency of the Company's subsidiaries in the United States, the United Kingdom, Canada, Germany, Australia, the Netherlands, Sweden, Norway, Denmark, France, New Zealand and Singapore are the currencies of those countries. The functional currency of the Company's subsidiaries in Ireland, the Commonwealth of the Bahamas and the Grand Cayman is the dollar. In accordance with SFAS No. 52, assets and liabilities are translated to the dollar from the local functional currency at current exchange rates, and income and expense items are translated to the dollar using the average rates of exchange prevailing during the year. Gains and losses arising from translation are recorded in other comprehensive income as a separate component of stockholders' equity (deficit). Currency gains or losses on transactions denominated in a currency other than an entity's functional currency are recorded in the results of the operations. Gains/(losses) arising from transactions denominated in foreign currencies were approximately $139,000, ($130,000), and $581,000 for the years ended January 31, 2002, 2003, and 2004, respectively and are included in other income (expense), net in the accompanying consolidated statement of operations.

  (F) CASH, CASH EQUIVALENTS, SHORT-TERM INVESTMENTS AND LONG-TERM INVESTMENTS

     The Company accounts for its investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No.
115). Under SFAS No. 115, securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost, which approximates market value, and are classified as held-to-maturity. All other securities have been classified as available for sale. The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. At January 31, 2003 and 2004, cash equivalents consisted mainly of commercial paper, short-term notes and money market funds. The investments in short-term notes are classified as current assets in the accompanying consolidated balance sheets as they mature within one year.

     During the year ended January 31, 2003, as a result of the sale of certain investments classified as held-to-maturity prior to maturity, the Company transferred all of its investments from held-to-maturity to available-for-sale. Accordingly, the Company recorded an unrealized loss on its investments of approximately $548,000 at the time it revised its investment policy and an unrealized gain of approximately $2,335,000 for the remainder of the year as a component of other comprehensive income in the Company's consolidated statement of equity. As of January 31, 2004, the average life to maturity on short-term investments was 56 days.

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

     Cash, cash equivalents, short-term investments and long-term investments that were accounted for as available for sale as of January 31, 2003 were as follows (in thousands).

                                                          GROSS        GROSS
                               CONTRACTED               UNREALIZED   UNREALIZED
DESCRIPTION                     MATURITY       COST       GAINS        LOSSES     FAIR VALUE
-----------                   ------------   --------   ----------   ----------   ----------
Cash and cash equivalents:
  Cash......................           N/A   $ 37,648     $   --       $  --       $ 37,648
  Commercial Paper..........    0-3 months      7,281         10                      7,291
  Federal agency notes......    0-3 months      1,048         --          --          1,048
  Money market funds........    0-3 months      7,293          1          --          7,294
                                             --------     ------       -----       --------
                                               53,270         11          --         53,281
Short-term investments:
  Commercial paper..........   4-12 months     20,646         --          (1)        20,645
  Federal agency notes......   4-12 months     46,791          5        (176)        46,620
  Public equity
     securities.............           N/A      2,501      1,984          --          4,485
                                             --------     ------       -----       --------
                                               69,938      1,989        (177)        71,750
Long-term investments:
  Federal agency notes......  13-24 months        531         --         (11)           520
  Public equity
     securities.............           N/A        138         --         (25)           113
                                             --------     ------       -----       --------
                                                  669         --         (36)           633
                                             --------     ------       -----       --------
                                             $123,877     $1,999       $(212)      $125,664
                                             ========     ======       =====       ========

                                                          GROSS        GROSS
                                CONTRACTED              UNREALIZED   UNREALIZED
DESCRIPTION                      MATURITY      COST       GAINS        LOSSES     FAIR VALUE
-----------                    ------------   -------   ----------   ----------   ----------
Cash and cash equivalents:
  Cash.......................           N/A   $36,271     $  --         $ --       $36,271
  Federal agency notes.......    0-3 months     2,598        --           --         2,598
  Money market funds.........    0-3 months     3,997        --           --         3,997
                                              -------     -----         ----       -------
                                               42,866                               42,866
Short-term investments:
  Commercial paper...........   4-12 months     3,802        --          (13)        3,789
  Federal agency notes.......   4-12 months    14,683         2                     14,685
  Public equity securities...           N/A        --        --           --
                                              -------     -----         ----       -------
                                               18,485         2          (13)       18,474
Long-term investments:
  Federal agency notes.......  13-24 months        --        --           --            --
  Public equity securities...           N/A       181        85           --           266
                                              -------     -----         ----       -------
                                                  181        85                        266
                                              -------     -----         ----       -------
                                              $61,532     $  87         $(13)      $61,606
                                              =======     =====         ====       =======

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

     Repairs and maintenance are expensed as incurred.

  (H) SOFTWARE DEVELOPMENT COSTS AND RESEARCH AND DEVELOPMENT EXPENSES

     SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed" (SFAS No. 86), requires the capitalization of certain computer software development costs incurred after technological feasibility is established given the Company's operations, once technological feasibility of a software product has been established, the additional development costs incurred to bring the product to a commercially acceptable level has not been and is not expected to be significant. Therefore, the Company did not capitalize software development costs during the periods presented, with the exception of the fair value of acquired technology developed by Books that the Company purchased in connection with its acquisition during the year ended January 31, 2002 and the fair value of IT content purchased in connection with the Merger during the year ended January 31, 2003 (See Note 5).

     The Company expenses all research and development costs, which include course content development fees, to operations as incurred. In addition, historically the Company had entered into agreements with content providers requiring the Company to make up front minimum commitments for rights to published content. The Company no longer enters into such arrangements. The Company's policy is to expense these costs to research and development upon receipt of content.

  (I) OTHER COMPREHENSIVE INCOME

     SFAS No. 130, "Reporting Comprehensive Income" (SFAS No. 130) requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, other events and circumstances from non-owner sources. The components of accumulated comprehensive income (loss) for the years ended January 31, 2002, 2003 and 2004 are as follows (in thousands):

                                                              YEAR ENDED JANUARY 31,
                                                              ----------------------
                                                              2002     2003    2004
                                                              -----   ------   -----
Unrealized holding gains....................................  $ --    $1,787   $  74
Foreign currency adjustment.................................    46      (321)   (520)
                                                              -----   ------   -----
  Total accumulated other comprehensive income (loss).......  $ 46    $1,466   $(446)
                                                              =====   ======   =====

  (J) FAIR VALUE OF FINANCIAL INSTRUMENTS

     Financial instruments consist mainly of cash and cash equivalents, short-term investments, restricted cash, long-term investments, accounts receivable and accounts payable. The Company determines fair value for short-term and long-term investments based on quoted market values. The carrying amounts of accounts

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES receivable is net of an allowance for doubtful accounts, which is based on historical collections and known credit risks.

  (K) CONCENTRATIONS OF CREDIT RISK AND OFF-BALANCE-SHEET RISK

     For the years ended and as of January 31, 2002, 2003 and 2004, no customers individually comprised greater than 10% of total revenue or accounts receivable.

     The Company performs continuing credit evaluations of its customers' financial condition and generally does not require collateral.

     The Company has no significant off-balance-sheet or concentration of credit risks such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

     The Company's cash, cash equivalents and short-term investments are subject to the guidelines of the Company's investment policy. The primary objective of the policy with regard to the Company's portfolio is to provide with minimal risk as high a level of current income as is consistent with the preservation of capital and the maintenance of liquidity. Approved Instruments include U.S. Government and Agency securities as well as fixed income instruments rated AAA, A1/P1 or better. The Company also holds long-term investments of public equity securities valued at approximately $266,000 which are subject to market risk.

  (L) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE

     The Company follows the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 established standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also established standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company's chief operating decision makers, as defined under SFAS No. 131, are the Chief Executive Officer, Chief Financial Officer and the Chief Operating Officer. Prior to the Merger, the Company had viewed its operations and managed its business as principally one operating segment. Subsequent to the Merger, the Company views its operations and manages its business as principally two operating segments: multi-modal learning and retail certification. Multi-modal learning content and software is an integrated solution that supports business and information technology professionals learning needs through its comprehensive learning management platform technology. The retail certification segment provides direct sales and services to individual end-users (See Note 11).

  (M) LONG-LIVED ASSETS

     The Company follows the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 requires that long-lived assets be reviewed for impairment by comparing the future undiscounted cash flows from the assets with the carrying amount. Any write-downs are to be treated as permanent reductions in the carrying amount of the assets.

  (N) ADVERTISING COSTS

     Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expenses amounted to approximately $201,000, $1,488,000, and $971,000 for the years ended January 31, 2002, 2003 and 2004, respectively.

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

  (o) GOVERNMENT GRANTS

     The Company has entered into grant agreements with government agencies to employ additional personnel. Conditions of employment are attached to these grant agreements. Government grants are recorded when there is reasonable assurance that the Company has complied with, and will continue to comply with, all conditions necessary to obtain the grants. In connection with the reduction in workforce of the SmartForce personnel resulting from the Merger, the Company will not fulfill all the obligations associated with certain grants, and therefore, has reflected grants subject to refund as a liability in the accompanying consolidated balance sheet. As of January 31, 2003 and 2004, there was $1.4 million and $1.6 million of grants subject to repayment, respectively, of which, approximately $450,000 is included in accrued liabilities and approximately $1.1 million is included in long-term liabilities on the consolidated balance sheet.

  (p) ACCOUNTING FOR STOCK-BASED COMPENSATION

     At January 31, 2004, the Company had stock-based employee compensation plans which are described in Note 9 to the consolidated financial statements. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB No. 25) and related Interpretations under APB No. 25. The Company provides pro forma disclosures of the compensation expense determined under the fair value provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). See Note 9 to the Consolidated Financial Statements.

     SFAS No. 123 requires the measurement of the fair value of stock options to employees to be included in the statements of operations or disclosed in the notes to financial statements. The Company elected the disclosure-only alternative under SFAS No. 123, which requires disclosure of the pro forma effects on earnings as if the fair-value-based method of accounting under SFAS No. 123 had been adopted, as well as certain other information. The Company has computed the pro forma disclosures required under SFAS No. 123 for options granted in the years ended January 31, 2002, 2003 and 2004 using the Black-Scholes option-pricing model prescribed by SFAS No. 123. The weighted average information and assumptions used for the grants is as follows:

                                                         YEAR ENDED JANUARY 31,
                                                  ------------------------------------
                                                     2002         2003         2004
                                                  ----------   ----------   ----------
Risk-free interest rates........................  3.58-5.01%   3.50-5.14%   2.84-3.96%
Expected dividend yield.........................          --           --           --
Volatility factor...............................         93%         104%          96%
Expected lives..................................     7 years      7 years      7 years
Weighted average fair value per share of options
  granted.......................................       $4.04        $3.82        $3.50
Weighted average remaining contractual life of
  options outstanding...........................   9.0 years    8.3 years    7.6 years

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

     Had compensation expense for its plans been determined consistent with SFAS No. 123, the Company's net loss and basic and diluted net loss per share would have been increased to the following pro forma amounts (in thousands, except per share data):

                                                          YEAR ENDED JANUARY 31,
                                                     --------------------------------
                                                       2002       2003        2004
                                                     --------   ---------   ---------
Net loss --
  As reported......................................  $ (9,640)  $(283,997)  $(113,274)
  Add: Stock-based compensation expense recognized
     under APB No. 25..............................       793       1,634       1,986
  Less: Total stock-based compensation expense
     determined under fair value based method for
     all awards....................................    (7,377)    (19,348)    (22,181)
                                                     --------   ---------   ---------
  Pro forma........................................  $(16,224)  $(301,711)  $(133,469)
                                                     ========   =========   =========
Basic and diluted net loss per share --
  As reported......................................  $  (0.27)  $   (4.40)  $   (1.13)
                                                     ========   =========   =========
  Pro forma........................................  $  (0.44)  $   (4.68)  $   (1.33)
                                                     ========   =========   =========

     Because additional option grants are expected to be made in future periods, the above pro forma disclosures may not be representative of pro forma effects on results for future periods.

  (q) RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued Interpretation No. 46 (FIN No. 46), "Consolidation of Variable Interest Entities," which requires the consolidation of a variable interest entity, as defined, by its primary beneficiary. Primary beneficiaries are those companies that are subject to a majority of the risk of loss or entitled to receive a majority of the entity's residual returns, or both. In determining whether it is the primary beneficiary of a variable interest entity, an entity with a variable interest shall treat variable interests in that same entity held by its related parties as its own interests. The Company is currently evaluating the existence of variable interest entities, if any, and the impact of adopting the interpretation on the consolidated financial statements. On December 24, 2003 the FASB deferred FIN No. 46. The Company will fully adopt FIN No. 46 in the Quarter ended April 30, 2004.

     In January 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," an amendment of SFAS No. 123, which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to continue to account for stock-based compensation under APB No. 25, and related Interpretations under FIN 44 and elect the disclosure-only alternative under SFAS No. 123 and the enhanced disclosures as required by SFAS No. 148. See Note 2(p).

     In November 2002, the FASB issued Interpretation No. 45 (FIN No. 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires a guarantor to record certain guarantees at fair value and to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. The interpretation and its disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The interpretation's initial recognition and initial measurement provisions are applicable

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor's previous accounting for guarantees issued prior to December 31, 2002 should not be revised or restated due to the adoption of this interpretation. The adoption of FIN No. 45 did not have a material impact on the Company's financial condition or results of operations.

     In February 2003, the FASB issued Emerging Issues Task Force 00-21 ("EITF 00-21"), "Revenue Arrangements with Multiple Deliverables." EITF 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting. If the deliverables in the arrangement meet certain criteria, arrangement consideration should be allocated among the separate units based on their relative fair values. Applicable revenue recognition criteria should be considered separately for each unit. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on our financial position or results of operations.

     In May 2003, the FASB issued FAS No. 150 ("FAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." FAS No. 150 establishes standards for an issuer to classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires an issuer to classify a financial instrument that meets certain characteristics as a liability (or an asset in some circumstances). FAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS No. 150 did not have a material impact on our financial position or results of operations.

     In August 2003, the FASB issued Emerging Issues Task Force 03-05 ("EITF 03-05"), "Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software," provides guidance on whether non-software deliverables (e.g., non-software related equipment or services) included in an arrangement that contains software that is more than incidental to the products or services as a whole are included within the scope of AICPA Statement of Position 97-2, Software Revenue Recognition. The guidance in EITF 03-05 is effective for arrangements entered into in the first reporting period (annual or interim) beginning after August 13, 2003. The adoption of EITF 03-05 did not have a material impact on our financial position or results of operations.

  (r) PRIOR YEAR FINANCIAL STATEMENT RECLASSIFICATIONS

     Certain amounts in the prior year financial statements were reclassified to conform with current year presentation.

(3) ACQUISITIONS AND DISPOSITIONS

  (a) SKILLSOFT CORPORATION

     On September 6, 2002, the Company completed the Merger with SkillSoft Corporation, a leading provider of e-learning courseware and Referenceware for business and IT professionals. As a result of the Merger, each issued and outstanding share of common stock, par value $0.001 per share, of SkillSoft Corporation (the SkillSoft Common Stock) was automatically converted into the right to receive 2.3674 (the Exchange Ratio) validly issued and fully paid ordinary shares, nominal value E0.11 per share, of the Company, with each ordinary share represented by an American Depository Share of the Company (ADS). The Company also assumed each outstanding option to purchase SkillSoft Common Stock, which had been granted under SkillSoft Corporation's existing stock option plans, under the same exchange ratio. As discussed in Note 1, the Company determined SkillSoft Corporation to be the acquirer for accounting purposes. Therefore, SkillSoft Corporation is the accounting acquirer in the transaction, the calculation of the stock consideration is calculated based on SmartForce ordinary shares and options outstanding. Consequently, this

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES transaction resulted in the issuance of approximately 57.4 million ordinary shares (represented by ADSs) of the Company with a fair value of approximately $317.4 million, the assumption of options to purchase approximately 15.7 million ordinary shares (represented by ADSs) with a Black-Scholes fair value of approximately $38.9 million, and estimated direct transaction costs of $15.4 million. The number of ordinary shares issued and options assumed was fixed in the agreement related to the Merger and was not subject to change prior to closing. The fair value of the Company's ADSs was derived using a market price per ADS of $5.53, which was based on an average of the closing prices for a range of six trading days around the announcement date (June 10, 2002) of the acquisition. Immediately following the Merger, the former stockholders of SkillSoft Corporation owned approximately 42% of the outstanding ordinary shares of the Company. The Company paid a premium to obtain a broader distribution channel and a stronger presence in the e-learning sector.

     Subsequent to the Merger, certain accounting matters were identified relating to the historical financial statements of SmartForce PLC (which, following the Merger, are no longer the Company's historical financial statements -- see Note 1.) On November 19, 2002, the Company announced its intent to restate the SmartForce PLC historical financial statements for 1999, 2000, 2001 and the first two quarters of 2002. On September 22, 2003, the Company filed a Form 8-K/A with the Securities and Exchange Commission with restated SmartForce PLC historical financial statements for 1999, 2000, 2001, and the first two quarters of 2002.

     Based on valuations prepared by a third party appraisal firm using assumptions provided by management, the total purchase price of approximately $371.7 million has been allocated as follows (in thousands):

DESCRIPTION                                                    AMOUNT
-----------                                                   --------
Cash and cash equivalents...................................  $ 50,231
Short-term investments......................................    34,830
Accounts receivable, net....................................    23,351
Prepaid expenses and other current assets...................     8,753
Property and equipment......................................     9,131
Goodwill....................................................   323,681
Amortizable intangible assets...............................    37,000
Other assets................................................     3,199
Accounts payable............................................    (2,326)
Accrued expenses*...........................................   (69,519)
Deferred revenue............................................   (46,619)
                                                              --------
Total.......................................................  $371,712
                                                              ========

---------------

* Includes exit costs of $30.3 million.

     The components of the consideration paid are as follows (in thousands):

DESCRIPTION                                                    AMOUNT
-----------                                                   --------
Issuance of ordinary shares.................................  $317,440
Valuation of ordinary share options assumed.................    38,899
Cash paid, including acquisition costs......................    15,373
                                                              --------
Total purchase price........................................   371,712
Liabilities incurred (exit costs)...........................    30,261
Tangible assets acquired in excess of liabilities assumed,
  net.......................................................   (41,292)
                                                              --------
  Total purchase price to be allocated to intangible
     assets.................................................  $360,681
                                                              ========

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

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
                                                              ========

     In connection with the Merger, the Company's management approved and initiated plans to restructure pre-acquisition SmartForce PLC to eliminate redundant facilities and headcount, reduce cost structure and better align operating expenses with existing economic conditions (Note 3(e)).

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

     In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," (SFAS No. 142) goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized but are reviewed periodically for impairment. In accordance with SFAS No. 142, the Company completed a two-step fair value based assessment of the goodwill and intangible assets for impairment in the quarter ended January 31, 2003, its annual test date. The analysis indicated the multi-modal learning reporting unit was impaired and the Company recorded a $250.1 million non-cash charge (Note 5). In the fourth quarter of fiscal 2004, the Company evaluated the fair value of goodwill related to the Merger. The Company prepared a cash flow analysis by reporting segment comparing the discounted cash flows to the net book values of the direct assets, goodwill and intangibles associated with the two reporting units: multi-modal learning and retail certification. The discounted cash flows supported the carrying value of the direct assets, goodwill and intangibles of the multi-modal learning business unit and the retail certification reporting unit. In the fourth quarter of fiscal 2004, the Company concluded there was no additional impairment of goodwill.

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

  Deferred Revenue

     At the Merger, due to the nature of the Company's business, the Company has remaining contractual obligations to customers of SmartForce PLC. The obligations principally involve delivery of future products and services. The Company has recorded deferred revenue as of the Merger date based on a valuation prepared by a third party appraisal firm using estimates and assumptions provided by management of these estimated obligations in accordance with Emerging Issues Task Force (EITF) 01-03, "Accounting in a Business Combination for Deferred Revenue of an Acquiree." The Company is amortizing deferred revenue over the average remaining term of the contracts, which reflects the estimated period to satisfy these customer obligations. The Company assumed $46.7 million in deferred revenue on the Merger date, September 6, 2002, of which approximately $749,000 remained at January 31, 2004.

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

  Deferred Compensation

     The Company recorded approximately $3,416,000 of deferred compensation attributable to unvested stock options assumed in the Merger, which will be amortized over the remaining vesting period of the underlying options. As of January 31, 2004 approximately $2.1 million in deferred compensation remains to be amortized in future periods.

  Deferred Taxes

     The Company has recorded as part of purchase accounting in the Merger a deferred tax liability of $7.4 million on the separately identified intangible assets. In addition, through purchase accounting in the Merger, the Company has recognized a deferred tax asset relative to the acquired net operating loss carryforwards of a similar amount. Accordingly, the Company has provided a full valuation allowance against its otherwise realizable deferred tax assets as of January 31, 2003 and 2004, except for the amounts realized to offset this potential deferred tax liability.

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
                                                              =======

     In connection with the acquisition of Books, the Company's management approved and initiated plans to restructure pre-acquisition Books, to eliminate redundant facilities and headcount, reduce cost structure and better align operating expenses with existing economic conditions.

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

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

                                                                FOR THE
                                                              PERIOD ENDED
                                                              JANUARY 31,
                                                                  2003
                                                              ------------
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
                                                                 ======

  (d) GOTRAIN CORP.

     In June 2003, the Company acquired the assets of GoTrain Corp. (GoTrain), an e-learning business, for approximately $5.2 million in cash, which was paid during the quarter ended July 31, 2003. This acquisition resulted in allocations of purchase price to goodwill and intangible assets of $3.7 million and $1.5 million, respectively. Intangible assets allocated were the internally developed software, which is comprised of content valued at $498,000 that will be amortized over a period of 4 years and the platform valued at $512,000 that will be amortized over a period of 2 years. Intangible assets also include customer contracts valued at $518,000, which will be amortized over 4 years. The historical results of operations for GoTrain were not material to the results of the operations of the Company.

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

  (e) MERGER AND EXIT COSTS

  SmartForce

     In connection with the Merger, the Company's management approved and initiated plans prior to December 31, 2002 to restructure the operations of pre-Merger SmartForce PLC to eliminate redundant facilities and headcount, reduce cost structure and better align the Company's operating expenses with existing economic conditions. Consequently, the Company recorded $30.3 million of costs primarily relating to exiting activities of pre-Merger SmartForce PLC, such as severance and related benefits, costs to vacate leased facilities and other pre-Merger liabilities. These costs were accounted for under EITF 95-3, "Recognition of Liabilities in Connection with Purchase Business Combinations." These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the purchase price, and have been included as an increase to goodwill.

     The reductions in employee headcount totaled approximately 632 employees from the administrative, sales, marketing and development functions, and amounted to a charge of approximately $14.4 million. Approximately $8.6 million and $3.0 million was paid out against the exit plan accrual during the years ended January 31, 2003 and 2004, respectively, and the remaining amount of $2.8 million, net of adjustments, is expected to be paid by January 2005.

     In connection with the exit plan, the Company decided to abandon or downsize certain leased facilities. For the year ended January 31, 2003, facilities consolidation charges of $12.7 million, consisting of sublease losses, broker commissions and other facility costs, were recorded in connection with the downsizing and closing of sites. As part of the plan, 11 sites have been vacated and 4 sites have been downsized. To determine the sublease loss, which is the loss after the Company's cost recovery efforts from subleasing the building, certain assumptions were made related to the (1) time period over which the property will remain vacant, (2) sublease terms and (3) sublease rates. The lease loss is an estimate under SFAS No. 5 "Accounting for Contingencies" (SFAS no. 5). In the year ended January 31, 2004, the Company revised certain of its estimates made in connection with the original purchase price pertaining to unoccupied facilities under lease as a result of the Merger. This adjustment to the exit plan accrual falls within the one year purchase price allocation period prescribed by SFAS No. 141 "Business Combinations" (SFAS No. 141). The net present value of these obligations was $14.5 million.

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

     The merger and exit costs consist of the following (in thousands):

                                             EMPLOYEE
                                           SEVERANCE AND     CLOSEDOWN
                                           RELATED COSTS   OF FACILITIES    OTHER     TOTAL
                                           -------------   -------------   -------   --------
Exit costs incurred in acquisition.......     $14,495         $12,725      $ 3,041   $ 30,261
Payments made during the year ended
  January 31, 2003.......................      (8,528)         (1,342)      (1,832)   (11,702)
                                              -------         -------      -------   --------
Acquisition cost accrual, January 31,
  2003...................................     $ 5,967         $11,383      $ 1,209   $ 18,559
                                              =======         =======      =======   ========
Long term obligation.....................          --           6,255           --      6,255
                                              -------         -------      -------   --------
Current obligation.......................     $ 5,967         $ 5,128      $ 1,209   $ 12,304
                                              =======         =======      =======   ========
Payments made during the year ended
  January 31, 2004.......................      (3,039)         (4,044)        (242)    (7,325)
                                              -------         -------      -------   --------
Adjustments to accrual during the year
  ended January 31, 2004.................         (97)          1,734         (483)     1,154
                                              -------         -------      -------   --------
Acquisition cost accrual, January 31,
  2004...................................     $ 2,831         $ 9,073      $   484   $ 12,388
                                              =======         =======      =======   ========
Long term obligation.....................          --           5,469           --      5,469
                                              -------         -------      -------   --------
Current obligation.......................     $ 2,831         $ 3,604      $   484   $  6,919
                                              =======         =======      =======   ========

     Other merger accruals primarily include payments under operating equipment leases.

     The Company anticipates that the remainder of the merger and exit accrual will be paid out by October 2011 as follows (in thousands):

Year Ended January 31, 2005.................................  $ 6,919
Year Ended January 31, 2006.................................    1,728
Year Ended January 31, 2007.................................    1,105
Year Ended January 31, 2008.................................    1,099
Thereafter..................................................    1,537
                                                              -------
Total.......................................................  $12,388
                                                              =======

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

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

The remaining lease obligations related to the vacating of space associated with these functions and amounted to a charge of approximately $200,000. The acquisition exit cost consists of the following (in thousands):

                                                       EMPLOYEE
                                                     SEVERANCE AND     CLOSEDOWN
                                                     RELATED COSTS   OF FACILITIES    TOTAL
                                                     -------------   -------------   -------
Exit costs incurred in acquisition.................     $ 1,561          $ 282       $ 1,843
Payments made during the year ended January 31,
  2002.............................................         (14)            (6)          (20)
                                                        -------          -----       -------
Acquisition cost accrual, January 31, 2002.........       1,547            276         1,823
Payments made during the year ended January 31,
  2003.............................................      (1,456)          (276)       (1,732)
                                                        -------          -----       -------
Acquisition cost accrual, January 31, 2003.........          91             --            91
                                                        -------          -----       -------
Payments made during the year ended January 31,
  2004.............................................         (91)            --           (91)
                                                        -------          -----       -------
Acquisition cost accrual, January 31, 2004.........     $    --          $  --       $    --
                                                        =======          =====       =======

(4) RESTRUCTURING AND OTHER NON-RECURRING CHARGES

  (a) RESTRUCTURING

     The Company recorded a $14.2 million restructuring charge for the year ended January 31, 2003, which was included in the statement of operations. Approximately $10.2 million of this charge represents the compensation cost of terminated SmartForce PLC employees for services rendered from the date of the Merger through such employees' termination dates and certain other non-recurring compensation costs to terminated and continuing employees of the Company. Also included in the $14.2 million charge are certain other non-recurring costs incurred by SkillSoft Corporation as a result of the Merger. These costs primarily consist of employee severance and related costs and contractual obligations. Payments made under these obligations during the years ended January 31, 2003 and 2004 aggregated approximately $11.5 million and $2.6 million, respectively.

     During the year ended January 31, 2004, the Company recorded and paid an additional $1.9 million of restructuring and non-recurring charges related to further restructuring of the pre-Merger SmartForce PLC operations. These restructuring costs included additional compensation to pre-Merger SmartForce PLC employees as well as additional non-recurring costs as a result of the Merger. During the fiscal years ended January 31, 2004 and 2003, activity in the Company's restructuring provision related to the Merger was as follows (in thousands):

     The components of the restructuring charges are as follows (in thousands):

                                                      EMPLOYEE
                                                    SEVERANCE AND   CONTRACTUAL
                                                    RELATED COSTS   OBLIGATIONS    TOTAL
                                                    -------------   -----------   --------
Total restructuring provision.....................     $10,192        $ 3,987     $ 14,179
Payments made during the year ended January 31,
  2003............................................      (9,063)        (2,431)     (11,494)
                                                       -------        -------     --------
Total restructuring provision as of January 31,
  2003............................................       1,129          1,556        2,685
Payments made during the year ended January 31,
  2004............................................      (2,356)        (2,102)      (4,458)
Restructuring charge for year ended January 31,
  2004............................................       1,227            630        1,857
                                                       -------        -------     --------
                                                       $    --        $    84     $     84
                                                       =======        =======     ========

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

     The net restructuring charges for the fiscal years ended January 31, 2003 and 2004 would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities (in thousands):

                                                              YEAR ENDED    YEAR ENDED
                                                              JANUARY 31,   JANUARY 31,
                                                                 2003          2004
                                                              -----------   -----------
Cost of revenue.............................................    $   990       $   --
Research and development....................................      1,761          126
Sales and marketing.........................................      7,922          643
General and administrative..................................      3,506        1,088
                                                                -------       ------
  Total.....................................................    $14,179       $1,857
                                                                =======       ======

  (b) OTHER NON-RECURRING CHARGES

     Consistent with the Company's accounting policy and historical treatment regarding annual audit fees, the Company accrued the estimated audit fees related to the restatement of the historical SmartForce PLC financial statements, the acquired business, in the year end January 31, 2003. All other costs associated with the restatement, the resulting SEC investigation, and the 2002 shareholder lawsuit are expensed as the work is performed. For the year ended January 31, 2003 and 2004, the Company recorded $5.1 million and $16.4 million, respectively, in expenses related to the restatement and SEC investigation consisting primarily of professional fees, including legal, accounting and other consulting fees.

(5) GOODWILL AND INTANGIBLE ASSETS

     On February 1, 2002, the Company adopted SFAS No. 142, which requires companies to discontinue amortizing goodwill and certain intangible assets with indefinite useful lives and requires an annual review for impairment. The non-amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. The Company's goodwill and intangible assets relate to both the Merger and its acquisitions of Books and GoTrain, which were accounted for in accordance with the non-amortization provisions of SFAS No. 142. Therefore, there is no impact on the comparability of the accompanying condensed consolidated statements of operations as a result of discontinuing the amortization of goodwill.

     Goodwill and intangible assets are as follows (in thousands):

                                      JANUARY 31, 2003                     JANUARY 31, 2004
                             ----------------------------------   ----------------------------------
                              GROSS                      NET       GROSS                      NET
                             CARRYING   ACCUMULATED    CARRYING   CARRYING   ACCUMULATED    CARRYING
                              AMOUNT    AMORTIZATION    AMOUNT     AMOUNT    AMORTIZATION    AMOUNT
                             --------   ------------   --------   --------   ------------   --------
Internally developed
  software/courseware......  $ 25,600      $2,822      $ 22,778   $ 26,610     $ 9,615      $ 16,995
Customer contracts.........    12,500       1,888        10,612     13,018       5,168         7,850
Books trademark............       900          --           900        900          --           900
                             --------      ------      --------   --------     -------      --------
                               39,000       4,710        34,290     40,528      14,783        25,745
Goodwill...................   119,427          --       119,427    125,878          --       125,878
                             --------      ------      --------   --------     -------      --------
                             $158,427      $4,710      $153,717   $166,406     $14,783      $151,623
                             ========      ======      ========   ========     =======      ========

     Customer contracts are existing contracts that relate to underlying customer relationships pertaining to the services provided by the acquired company. The Company expects to amortize the fair value of customer contracts on an accelerated basis over a weighted average estimated useful life. Internally developed

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES software/courseware relates to the Books platform, GoTrain content and platform, and the SmartForce PLC content. Course content includes courses in both soft skills and information technology. All courseware is deployable via the Internet or corporate intranets.

     A summary of activity pertaining to goodwill and intangible assets during the year ended January 31, 2004 is as follows (in thousands):

                                                                NET
                                                              CARRYING
                                                               AMOUNT
                                                              --------
Balance at January 31, 2003.................................  $153,717
Acquired intangibles........................................     1,528
Acquired goodwill...........................................     3,654
Goodwill adjustment.........................................     2,796
Amortization expense........................................   (10,072)
                                                              --------
Balance at January 31, 2004.................................  $151,623
                                                              ========

     The acquired intangibles relates to software and courseware and customer contracts acquired from GoTrain. The goodwill adjustment resulted from the revisions to the purchase price related to the impact of the restatement of the historical financial statements of SmartForce and of certain estimates and cash received on previously written off accounts receivable and investments from the Merger.

     Amortization expense for the fiscal years ended January 31, 2003 and 2004 is as follows (in thousands):

                                                                  FISCAL YEAR ENDED
                                                              -------------------------
                                                              JANUARY 31,   JANUARY 31,
                                                                 2003          2004
                                                              -----------   -----------
Internal developed software/courseware......................    $2,805        $ 6,792
Customer contracts..........................................     1,878          3,280
                                                                ------        -------
                                                                $4,683        $10,072
                                                                ======        =======

     Amortization expense for the next five fiscal years is expected to be as follows (in thousands):

                                                              AMORTIZATION
FISCAL YEAR                                                     EXPENSE
-----------                                                   ------------
2005........................................................    $ 9,574
2006........................................................      8,592
2007........................................................      5,345
2008........................................................      1,321
2009........................................................         12
                                                                -------
  Total.....................................................    $24,844
                                                                =======

  Goodwill Impairment Analysis

     In response to several factors in the fourth quarter of fiscal 2003, the Company re-evaluated the fair value of the goodwill established in connection with the Merger and the Books acquisition. The Company prepared a cash flow analysis by reporting segment comparing the discounted cash flows to the net book values of the direct assets, goodwill and intangibles associated with the two reporting units: multi-modal learning and retail certification. The discounted cash flows did not support the direct assets, goodwill and intangibles of the multi-

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES modal learning business unit. However, the discounted cash flows did support the retail certification reporting unit.

     The enterprise value of the two reporting units and the identifiable intangible assets were based on valuations prepared by a third party appraisal firm using assumptions provided by management. The Company's management prepared a discounted cash flow analysis by reportable segment for each reporting unit comparing the discounted cash flows to the net book values of the direct assets, goodwill and intangibles associated with each reporting unit. The enterprise value was based upon a discounted cash flow analysis. The cash flow analysis indicated the discounted cash flows were not sufficient to recover the assets. Accordingly, the Company recorded a $250.1 million impairment to goodwill in the fourth quarter of fiscal 2003.

     In the fourth quarter of fiscal 2004, the Company re-evaluated the fair value of goodwill related to the Merger. The Company prepared a cash flow analysis by reporting segment comparing the discounted cash flows to the net book values of the direct assets, goodwill and intangibles associated with the two reporting units: multi-modal learning and retail certification. The discounted cash flows supported the carrying value of the direct assets, goodwill and intangibles of the multi-modal learning business unit and the retail certification reporting unit. In the fourth quarter of fiscal 2004 the Company concluded there was no additional impairment of goodwill.

(6) RELATED PARTY TRANSACTIONS

  (a) NOTES RECEIVABLE FROM STOCKHOLDERS

     In December 1997, the Company issued 1,499,353 shares of Class A common stock to a founder of the Company in exchange for a $166,000 full recourse note receivable with interest at 6.2% per annum which was equal to the fair market value of the shares at the date of the transaction. As of January 31, 2002, the balance on this note receivable was $166,000 and was included as a reduction of stockholders' equity in the accompanying consolidated balance sheets and consolidated statements of stockholders' equity (deficit) and comprehensive loss. The note receivable and accrued interest was paid in December 2002.

     During the fiscal years ended January 31, 1999 and 2000, the Company issued a total of 1,558,538 shares of Class A restricted common stock to three officers and several key employees of the Company in exchange for $173,000 full recourse notes receivable equal to the fair market value of the shares. The shares vest ratably on a monthly basis over three years (See Note 9(c)). The notes receivable accrue interest at rates of 4.83%-5.77% per annum and the principal and all outstanding interest are due upon the maturity of the notes through March 2004. The total balance of these notes receivable was $172,000, $58,000 and $0 at January 31, 2002, 2003 and 2004 respectively, and was included as a reduction of stockholders' equity in the accompanying consolidated balance sheets and consolidated statements of stockholders' equity and comprehensive loss.

     All of the shares of Class A common stock converted into an equal number of shares of common stock in connection with the SkillSoft Corporation's initial public offering of common stock in February 2000.

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

     All of the voting securities of CBT T are owned by Fidalco Limited, a wholly owned subsidiary of SkillSoft PLC and, except for the securities owned by Fidalco Limited and Stargazer, there are no other outstanding securities of CBT
T. CBT T has in the past and may in the future declare and pay dividends to

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

Stargazer, and Stargazer may pay dividends to its shareholders out of such amounts. Stargazer does not have any rights to the assets of CBT T, only to receive periodic dividends as and when declared by CBT T. Except for the fact that Stargazer is wholly owned by certain key employees of SkillSoft PLC, there is no relationship between SkillSoft PLC and Stargazer.

  (C) SPHERION CORPORATION

     In April 2000, the Company sold 338,200 shares of common stock to Spherion Corporation (Spherion) (formerly Interim Services, Inc.), at a price of $5.91 per share, for approximately $2 million, which approximated the fair market value at that date. In addition, the Company entered into a separate license arrangement with Spherion, under which the Company recognized approximately $493,000 and $461,000 of product revenue in the years ended January 31, 2002, and 2003 respectively. The Company believes that all transactions with Spherion were rendered at arms' length. There were no dealings with Spherion Corporation during the fiscal year ended January 31, 2004.

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

     Net revenue recorded by the Company associated with work performed by BPT during the years ended January 31, 2002 and 2003 was approximately $920,000 and $483,000, respectively. The Company had no revenue associated with BPT in the fiscal year ended January 31, 2004. Included in accounts payable on the accompanying consolidated balance sheets as of January 31, 2003 and 2004 was approximately $31,000 and $230,000, respectively, due to BPT for services performed.

(7) INCOME TAXES

     Loss before provision/benefit for income taxes consist of the following (in thousands):

                                                                   JANUARY 31,
                                                              ---------------------
                                                                2003        2004
                                                              ---------   ---------
Ireland.....................................................  $ (49,241)  $ (55,076)
United States...............................................   (209,884)    (61,995)
Rest of World...............................................    (24,489)      4,325
                                                              ---------   ---------
                                                              $(283,614)  $(112,746)
                                                              =========   =========

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

     The provision for income taxes consist of the following (in thousands):

                                                              JANUARY 31,
                                                              -----------
                                                              2003   2004
                                                              ----   ----
Current:
Ireland.....................................................  $ --   $ --
United States...............................................    --     50
Rest of World...............................................   383    479
                                                              ----   ----
                                                              $383   $529
                                                              ----   ----
Deferred:
Ireland.....................................................  $ --   $ --
United States...............................................    --     --
Rest of World...............................................    --     --
                                                              ----   ----
                                                              $ --   $ --
                                                              ----   ----
Tax provision...............................................  $383   $529
                                                              ====   ====

     Net deferred tax assets and liabilities consist of the following (in thousands):

                                                                   JANUARY 31,
                                                              ---------------------
                                                                2003        2004
                                                              ---------   ---------
Net operating loss carryforwards............................  $ 129,857   $ 151,644
Nondeductible expenses and reserves.........................      3,366      15,200
Tax credits.................................................      1,530       3,030
Nondeductible non-goodwill intangibles......................     (7,445)     (6,360)
Integration costs...........................................     (1,513)     (2,310)
                                                              ---------   ---------
                                                                125,795     161,204
Less -- valuation allowance.................................   (125,795)   (161,204)
                                                              ---------   ---------
                                                              $      --   $      --
                                                              =========   =========

     A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                                   JANUARY 31,
                                                              ----------------------
                                                              2002    2003     2004
                                                              -----   -----   ------
Income tax provision at statutory rate......................   34.0%   15.7%    12.0%
Increase (decrease) in tax resulting from:
State tax provision, net of federal benefit.................    4.6     0.0    (0.04)
Foreign differential........................................    0.0    (0.1)   15.44
Nondeductible items, primarily the impairment charge........    0.0   (13.9)     0.0
Unbenefitted current activity...............................  (38.6)   (1.8)  (27.87)
                                                              -----   -----   ------
Effective tax rate..........................................    0.0%   (0.1)%  (0.47)%
                                                              =====   =====   ======

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

     The Company has recorded a total provision for income taxes in 2003 and 2004 of $383,000 and $529,000 respectively, primarily related to income generated in foreign countries which cannot be offset by loss carryforwards.

     As of January 31, 2004, the Company has U.S. federal net operating loss carryforwards of approximately $350.1 million available to reduce future income taxes, if any. The Company also has U.S. federal tax credit carryforwards of approximately $3.0 million at January 31, 2004. Additionally, the Company has approximately $86.7 million of net operating loss carryforwards in jurisdictions outside of the U.S. If not utilized, these carryforwards expire at various dates through the year ending January 31, 2024.

     Included in the $350.1 million the Company has approximately $217.7 million of U.S. net operating loss carryforwards and $365,000 of U.S. tax credit carryforwards that were acquired in the Merger and the purchase of Books. In addition, included in the $86.7 million the Company has approximately $62.7 million of net operating loss carryforwards in jurisdictions outside the U.S. acquired in the Merger and the purchase of Books. The Company will realize the benefits of these acquired net operating losses through reductions to goodwill and non-goodwill intangibles during the period that the losses are utilized.

     At January 31, 2004, the Company has approximately $3.4 million of net operating loss carryforwards in the United States resulting from disqualifying dispositions. The Company will realize the benefit of these losses through increases to stockholder's equity in the periods in which the losses are utilized to reduce tax payments.

     The Company has completed several financings since its inception and has incurred ownership changes as defined under Section 382 of the Internal Revenue Code. The Company has completed an analysis of these changes and does not believe that the changes will have a material impact on its ability to use its net operating loss and tax credit carryforwards.

     The Company has recorded as part of purchase accounting a deferred tax liability of $7.4 million related to separately identified intangible assets. Additionally, through purchase accounting, the Company has recognized a deferred tax asset of $7.4 million relative to a portion of the net operating losses acquired. Due to the Company's history of operating losses, there is significant uncertainty surrounding the Company's ability to utilize its net operating loss and tax credit carryforwards. Accordingly, the Company has provided a full valuation allowance against its otherwise realizable net deferred tax assets as of January 31, 2003 and 2004.

     The Company has a reserve for taxes that may become payable as a result of audits in future periods with respect to previously filed tax returns. The Company establishes the reserves based upon management's assessment of exposure associated with permanent tax differences and associated interest expense. The tax reserves are analyzed periodically (at least annually) and adjustments are made as events occur to warrant adjustment to the reserve. For example, if the statutory period for assessing tax on a given tax return or period lapses, the reserve associated with that period will be reduced. In addition, the adjustment to the reserve will reflect any additional exposure based on current calculations.

(8) COMMITMENTS AND CONTINGENCIES

  (A) LEASES

     The Company leases its facilities and certain equipment and furniture under operating lease agreements that expire at various dates through 2023. The lease agreements frequently include renewal clauses, escalation clauses and purchase provisions and require the Company to pay taxes, insurances and maintenance costs. Included in the accompanying statements of operations is rent expense for leased facilities and equipment of

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES approximately $1,102,000, $3,252,000, and $4,998,000 for the fiscal years ended January 31, 2002, 2003 and 2004, respectively.

     Future minimum lease payments under the operating lease agreements are approximately as follows (in thousands):

                                                           FACILITIES   OTHER     TOTAL
                                                           ----------   ------   -------
Fiscal year ended January 31:
2005.....................................................   $ 6,252     $  898   $ 7,150
2006.....................................................     4,991        717     5,708
2007.....................................................     4,397         20     4,417
2008.....................................................     4,163          2     4,165
2009.....................................................     3,275         --     3,275
Thereafter...............................................    11,910         --    11,910
                                                            -------     ------   -------
                                                            $34,988     $1,637   $36,625
                                                            =======     ======   =======

  (B) MINIMUM COMMITMENTS

     As of January 31, 2004 the Company had not entered into any long-term agreements with third parties to provide services and/or subject matter expertise.

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

  Class Action Lawsuits

     Six class action lawsuits have been filed against the Company and certain of its current and former officers and directors captioned: (1) Gianni Angeloni
v. SmartForce PLC d/b/a SkillSoft, William McCabe and Greg Priest; (2) Ari R. Schloss v. SkillSoft PLC f/k/a SmartForce PLC, Gregory M. Priest, Patrick E. Murphy, David C. Drummond and William G. McCabe; (3) Joseph J. Bish v. SmartForce PLC d/b/a SkillSoft, Gregory M. Priest, William G. McCabe, David C. Drummond, John M. Grillos, John P. Hayes and Patrick E. Murphy; (4) Stacey Cohen
v. SmartForce PLC d/b/a SkillSoft, William G. McCabe and Greg Priest; (5) Daniel Schmelz v. SmartForce PLC d/b/a SkillSoft, William G. McCabe and Greg Priest; and (6) John O'Donoghue v. SmartForce PLC d/b/a SkillSoft, William G. McCabe and Greg Priest. Each lawsuit was filed in the United States District Court for the District of New Hampshire; the first action was filed on November 22, 2002, the second action was filed on December 4, 2002 and the third and fourth actions were filed on December 11, 2002, the fifth action was filed on December 23, 2002, and the sixth action was filed on January 16, 2003. These lawsuits allege that the Company misrepresented or omitted to state material facts in its SEC filings and press releases regarding its revenues and earnings and failed to correct such false and misleading SEC filings and press releases, which are alleged to have artificially inflated the price of the Company's ADSs. These lawsuits seek unspecified monetary damages, including punitive damages together

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES with interest, costs, fees and expenses. These lawsuits have all been assigned to Chief Judge Paul J. Barbadoro. On March 26, 2003, Judge Barbadoro consolidated the lawsuits under the caption "In re SmartForce Securities Litigation," Civil Action No. 02-544-B, appointed as lead plaintiffs the Teacher's Retirement System of Louisiana and the Louisiana Sheriff's Pension & Relief Fund, and approved the lead plaintiffs' choice of lead counsel and local counsel. In March 2004, the Company reached a settlement of this litigation for total settlement payments of $30.5 million, with one-half paid soon after preliminary approval by the court. The Company is in discussions with its insurers and hopes they will contribute a portion of the settlement amount. The settlement is subject to court approval. We are in discussions with our insurers to determine how much, if any, of this settlement amount will be paid by them. We have recorded the aggregate settlement as a charge in our fiscal 2004 fourth quarter; any reimbursement from our insurers will be recorded in the period in which it is finalized.

     On December 1, 2003, the Company reached a settlement of the class action litigation filed in 1998 in the United States District Court for the Northern District of California against the Company, one of its subsidiaries and certain of its former and current officers and directors alleging violations of the federal securities laws. Under the terms of the settlement, the Company made a $10 million cash payment in January 2004 and will make an additional $6 million payment in mid-2004. The Company's insurance carriers paid an additional $16 million for total settlement payments of $32 million. The court granted final approval of the settlement, and the litigation was dismissed with prejudice on February 27, 2004. The Company expensed the entire settlement in the fiscal year ending January 31, 2004.

     On July 21, 2003, the parties entered into a settlement agreement, which resulted in a final dismissal and termination of the NETg State Court Litigation and the NETg Patent Litigation. Under the terms of the settlement agreement, the Company has agreed to pay NETg an aggregate of $44 million in two payments of $22 million each. We made the first payment on July 25, 2003. The second payment is due on July 21, 2004. The Company also agreed not to make certain specific modifications to our information technology training courseware for a limited period of time. In exchange, SkillSoft Corporation and the other defendants received complete but conditional releases from any liability relating to the subject matter of the NETg State Court Litigation or the NETg Patent Litigation, or with certain exceptions, based on or arising from the alleged use of any alleged NETg intellectual property. The Company also received a perpetual, non-transferable, non-exclusive license to develop, use, sell, offer for sale, lease or offer to lease products or services containing or embodying certain NETg technology or inventions disclosed or described in certain NETg patent applications. The Settlement Agreement provides that "it is specifically understood that two million dollars of the payments provided for under the Settlement Agreement, shall be in respect of" such license. Under the terms of the settlement agreement, if NETg was not compelled to return the first $22 million payment on or before October 28, 2003, then the releases would become unconditional, the NETg State Court Litigation would be dismissed with prejudice and the NETg Patent Litigation would not be pursued further. On October 29, 2003, the state court entered the parties' stipulation of dismissal, and the action was dismissed with prejudice. The above-referenced releases likewise became unconditional. The Company expensed the entire settlement in the fiscal year ending January 31, 2004.

     In June 2003, we reached an agreement with IP Learn regarding the settlement of the pending litigation pursuant to which we obtained a license to use certain of IP Learn's patents. Under the terms of the settlement agreement, we made a cash payment of $2.0 million and issued 100,000 ordinary shares (which are represented by ADSs). On or about November 18, 2003, pursuant to the settlement agreement and a stipulation filed by the parties, the court entered an order dismissing the lawsuits with prejudice. The Company expensed the entire settlement in the fiscal year ending January 31, 2004.

     On October 23, 2003, we entered into a settlement agreement with Lionet Limited. The Company recorded to expense the entire settlement in the fiscal year ending January 31, 2004.

     We are not a party to any other material legal proceedings.

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

  (D) CREDIT FACILITY

     On June 24, 2003 the Company executed a $25 million one year, secured line of credit from a bank. Under the terms of the line of credit, the facility is to be initially secured by $25 million in cash held in a certificate of deposit, plus a first security interest in all domestic business assets. All borrowings under the line of credit bear interest at the lesser of the bank's prime rate or the 30 or 60 day LIBOR rate plus 1.25%. The facility was subject to a commitment fee of $75,000 to secure the line of credit and unused commitment fees of 0.05% based upon the daily average of un-advanced amounts under the revolving line of credit. The Company has paid approximately $6,300 in unused commitment fees for the fiscal year ended January 31, 2004. In addition, the line of credit contains certain financial and non-financial covenants. At January 31, 2004, the Company is in compliance with all financial and non-financial covenants. As of January 31, 2004 there were no borrowings on the line of credit; however the Company had outstanding letters of credit of $6.5 million that reduced the availability under the line of credit. Letters of credit are subject to commission fees of 0.9% as well as administrative costs. The Company has paid approximately $60,000 in letters of credit fees for the fiscal year ended January 31, 2004.

  (E) DELINQUENT FOREIGN FILINGS

     The Company operates in various foreign countries through subsidiaries organized in those countries. Due to the restatement of the historical SmartForce statutory financial statements, some of the subsidiaries have not filed their audited financial statements and have been delayed in filing their tax returns in their respective jurisdictions. As a result, some of these foreign subsidiaries may be subject to regulatory restrictions, penalties and fines. The Company does not believe such restrictions, penalties and fines, if any, would have a material impact on the financial statements.

(9) STOCKHOLDERS' EQUITY

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

     In accordance with the preceding paragraph, the outstanding shares as of January 31, 2002 and the weighted average shares outstanding for the year ended January 31, 2002 were restated as follows.

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
                                                              ==========

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

                                                                FOR THE
                                                                 YEAR
                                                                 ENDED
                                                              JANUARY 31,
                                                                 2002
                                                              -----------
Weighted average shares outstanding (in thousands) as
  previously reported.......................................    14,921
Multiplied times exchange ratio.............................    2.3674
                                                                ------
Weighted average shares outstanding (in thousands) as
  restated..................................................    35,324
                                                                ======

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

     The Company issued 1,340,000 shares of Class A common stock, which were not part of the 1998 Stock Incentive Plan, to a founder of the Company and to several private investors in December 1997. Of these shares, 633,333 shares were issued to a founder of the Company in exchange for a full recourse note receivable (see Note 6a).

     During the fiscal years ended January 31, 1999 and 2000, the Company issued 1,124,000 and 340,000 shares of Class A restricted common stock, respectively, pursuant to the 1998 Stock Incentive Plan. Of these shares, 658,333 were issued to three officers and several key employees of the Company in exchange for full recourse notes receivable (see Note 6a). These shares all vest ratably on a monthly basis over a three-year period; unvested shares are subject to the right of repurchase by the Company at the original sales price of the shares. In addition, these shares are subject to a restriction on transfer of ownership, and the Company holds a right of first refusal option upon the sale of the shares.

     In connection with the Company's initial public offering on February 4, 2000, all issued and outstanding shares of Class A common stock and Class A restricted common stock were converted to a new class of common stock, and the certificate of incorporation was amended to eliminate the designation of the Class A and Class B common stock.

  (D) STOCK OPTION PLANS

     In February 1998, the Company adopted the 1998 Stock Incentive Plan (the 1998 Plan), pursuant to which up to 7,402,071 shares of common stock could have been issued. In July 2001, the Company adopted the 2001 Stock Incentive Plan (the 2001 Plan), pursuant to which up to 3,432,730 shares of common stock could have been issued, subject to increase in accordance with the terms of the 2001 Plan. Under the 1998 Plan and the 2001 Plan, the Company could have granted both incentive stock options and nonqualified stock options, as well as award or sell shares of common stock to employees, directors or outside consultants of the Company. All option grants, prices and vesting periods are determined by the Board of Directors or its designee. Incentive stock options were to be granted at a price not less than 100% of the fair market value of

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES the common stock on the date of grant and not less than 110% of the fair market value for a stockholder holding more than 10% of the Company's voting common stock.

     In connection with the acquisition of Books on December 28, 2001, the Company assumed the Books 1994 Stock Option Plan (the 1994 Plan), consisting of options to purchase 808,799 shares, insofar as it related to outstanding options. Under the 1994 Plan, options to acquire ordinary shares in Books could have been granted to all officers, other key employees, consultants and advisors. The 1994 Plan is administered by the Board of Directors. Options under the Plan generally expire not later than 90 days following termination of employment or service or 12 months following the optionees' death. There are certain exceptions for exercises following retirement or death.

     All option plans of SkillSoft in existence upon the closing of the Merger on September 6, 2002 have been terminated, except insofar as they relate to the outstanding options.

     In connection with the Merger on September 6, 2002, the Company assumed the SmartForce plans, consisting of options to purchase 15,941,705 ordinary shares. Under the 1990 Plan, options to acquire ordinary shares in the Company could have been granted to any director or employee of the Company. The 1990 Plan has expired by its terms. Under the 1994 Plan, all employees and directors of the Company and any independent contractor who performs services for the Company are eligible to receive grants of non-statutory options (NSO's). Employees are also eligible to receive grants of incentive share options intended to qualify under
Section 422 of the Internal Revenue Code. Under the Outside Director Plan, all outside directors of the Company are eligible to receive option grants upon appointment to the Board of Directors and each subsequent year thereafter. Under the 1996 Plan, all employees, with the exception of directors and executive officers, are eligible to receive grants of NSO's. Under the ForeFront92 Plan, (the FF92 Plan) NSO's and ISO's were granted to any employee or director of ForeFront. Under the ForeFront96 Plan, (the FF96 Plan) NSO's were granted to employees and directors of ForeFront. Under the Forefront Directors' 1996 Plan, (the FF96 Directors' Plan) non-employee directors were eligible to receive grants of options to acquire common stock upon election to the Board of Directors and each subsequent year thereafter. Under the Knowledge Well Limited Plan, (the KWL Plan) and the Knowledge Well Group Limited Plan, (the KWGL Plan), employees and directors and any independent contractor who performs services for Knowledge Well Limited (KWL) and Knowledge Well Group Limited (KWGL) were eligible to receive grants of NSO's. Employees of KWL and KWGL were also eligible to receive grants of ISO's which were intended to qualify under Section 422 of the Internal Revenue Code.

     The Plans are administered by the Compensation Committee of the Board of Directors (the Committee). The terms of the options granted under all plans, except for the Outside Director Plan, are generally determined by the Committee, the Board of Directors or a designee of the Board of Directors. All grants of options under the Outside Director Plan are automatic and nondiscretionary and are made strictly in accordance with the provisions of the plan. The exercise price of options granted under the 1990 Plan and ISO's granted under the 1994 Plan cannot be less than the fair market value of ordinary shares on the date of grant (as defined in the plans). In the case of ISO's granted to holders of more than 10% of the voting power of the Company the exercise price cannot be less than 110% of such fair market value. Under the 1994 Plan, the exercise price of NSO's may be set by the Committee at its discretion. The exercise price of option grants under the Outside Director Plan is the closing sales price for such shares (or the closing bid, if no sales were reported) as quoted on such exchange or system for the last market trading day prior to the time of determination. The term of an option under the 1994, Outside Director, 1996, FF92, FF96, KWL and KWGL Plans cannot exceed ten years and, generally, the terms of an option under the 1990 Plan and FF96 Directors' Plan cannot exceed ten years. The term of an ISO granted to a holder of more than 10% of the voting power of the Company cannot exceed five years. An option may not be exercised unless the option holder is at the date of exercise, or within three months of the date of exercise has been, a director, employee or contractor of the Company. There are certain exceptions for exercises following retirement or death. Options under the Plans

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES generally expire not later than 30 to 90 days following termination of employment or service or six months following an optionees' death or disability.

     The following is a summary of the share options authorized, outstanding and available to be granted under all of the Company's share option plans as of January 31, 2004:

PLAN NAME                                     AUTHORIZED   OUTSTANDING   AVAILABLE FOR GRANT
---------                                     ----------   -----------   -------------------
1990 Share Option Scheme (the 1990 Plan)....   4,700,000      171,404                --
1994 Share Option Plan (the 1994 Plan)......  11,747,036    5,469,014           906,350
1996 Supplemental Stock Plan (the 1996
  Plan).....................................  14,000,000    5,341,880         5,533,006
2001 Outside Director Option Plan (the
  Outside Director Plan)....................     350,000      176,250           173,750
ForeFront Group Inc. Amended and Restated
  1992 Stock Option Plan (the FF92 Plan)....     289,184           --                --
1996 ForeFront Group Inc. Non-Qualified
  Stock Option Plan (the FF96 Plan).........     798,924        5,593           337,230
ForeFront 1996 Non-Employee Directors' Stock
  Plan (the FF Directors' 1996 Plan)........      18,822           --                 2
Knowledge Well Limited 1998 Share Option
  Plan (the KWL Plan).......................     654,800          610           233,659
Knowledge Well Group Limited 1998 Share
  Option Plan (the KWGL Plan)...............     654,800        2,667           624,448
Books24x7.com, Inc. 1994 Stock Option
  Plan......................................     867,436      202,481                --
1998 Stock Incentive Plan (the 1998 Plan)...   7,402,071    1,709,276                --
1999 Stock Incentive Plan (the 1999 Plan)...     568,176       94,696                --
2001 Stock Incentive Plan (the 2001 Plan)...  11,354,512    8,558,634                --
2002 Stock Incentive Plan (the 2002 Plan)...   2,350,000    1,304,317                --
                                              ----------   ----------         ---------
                                              55,755,761   23,036,822         7,808,445
                                              ==========   ==========         =========

     Due to the reverse acquisition accounting, the SkillSoft options were converted using the Exchange Ratio (see Note 9(a)).

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

     All stock option activity under the Plans for the fiscal years ended January 31, 2002, 2003 and 2004 is as follows:

                                                                                 WEIGHTED
                                                                                 AVERAGE
                                                  SHARES     EXERCISE PRICE   EXERCISE PRICE
                                                ----------   --------------   --------------
Outstanding, January 31, 2001.................   3,253,149    $0.11-$12.67        $ 4.03
  Granted.....................................   4,046,031     0.25- 15.26          7.23
  Acquired from acquisition...................     808,799     0.25-  2.55          0.33
  Exercised...................................    (520,653)    0.11- 16.03          2.68
  Canceled....................................    (507,185)    0.11- 14.55          6.85
                                                ----------    ------------        ------
Outstanding, January 31, 2002.................   7,080,141     0.11- 15.26          6.18
  Granted.....................................   6,509,496     2.75- 10.67          4.47
  Acquired from merger........................  15,941,705     3.05- 44.25         11.99
  Exercised...................................    (826,316)    0.11-  9.03          0.50
  Canceled....................................  (3,100,840)    0.11- 44.25         13.32
                                                ----------    ------------        ------
Outstanding, January 31, 2003.................  25,604,186     0.11- 44.25          8.69
  Granted.....................................   2,320,550     2.61-  8.65          4.41
*Beginning Balance Adjustment.................    (177,951)    0.11- 42.88         13.57
  Exercised...................................  (1,530,657)    0.11-  8.19          3.40
  Canceled....................................  (3,179,306)    0.11- 41.13         13.57
                                                ----------    ------------        ------
Outstanding, January 31, 2004.................  23,036,822    $0.11-$44.25        $ 7.88
                                                ==========    ============        ======
Exercisable, January 31, 2004.................  12,117,780    $0.11-$44.25        $10.28
                                                ==========    ============        ======
Exercisable, January 31, 2003.................   9,883,805    $0.11-$44.25        $12.71
                                                ==========    ============        ======
Exercisable, January 31, 2002.................   1,709,443    $0.11-$15.26        $ 2.53
                                                ==========    ============        ======

---------------

* Beginning balance adjustment is comprised of: certain extensions of post-termination exercise periods as a result of the Company's failure to file Form 8-K as a result of the restatement of SmartForce's historical financial statements offset by retroactive terminations of options shown as outstanding at January 31, 2003.

     The following table summarizes certain information relating to the outstanding and exercisable options as of January 31, 2004:

                              OUTSTANDING                     EXERCISABLE
                  ------------------------------------   ---------------------
                                 WEIGHTED
                                 AVERAGE      WEIGHTED                WEIGHTED
                                REMAINING     AVERAGE                 AVERAGE
   RANGE OF       NUMBER OF    CONTRACTUAL    EXERCISE   NUMBER OF    EXERCISE
EXERCISE PRICES     SHARES     LIFE (YEARS)    PRICE       SHARES      PRICE
---------------   ----------   ------------   --------   ----------   --------
  $ 0.11-$ 3.66    5,093,779       8.48        $ 3.04     1,130,435    $ 1.96
  $ 3.72-$ 4.06    5,431,245       8.54          4.06     1,841,078      4.06
  $ 4.07-$ 6.36    4,978,718       7.70          5.78     3,086,665      5.75
  $ 6.70-$ 6.44    5,033,031       6.24         11.80     3,972,690     12.42
  $16.50-$44.25    2,500,049       6.51         22.37     2,086,912     22.90
                  ----------       ----        ------    ----------    ------
  $ 0.11-$44.25   23,036,822       7.62        $ 7.88    12,117,780    $10.28
                  ==========       ====        ======    ==========    ======

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

     In connection with certain issuances of Class A restricted common stock and stock option grants during the year ended January 31, 2000, the Company recorded deferred compensation of $2,852,000, which represents the aggregate difference between the exercise or sale price and the fair market value of the common stock as determined for accounting purposes. The deferred compensation will be recognized as an operating expense over the vesting period of the restricted common stock and the underlying stock options. The Company recorded compensation expense of approximately $736,000, $602,000, and $240,000 in the years ended January 31, 2002, 2003 and 2004, respectively, related to these restricted shares and options.

     In connection with the purchase of Books on December 28, 2001, the Company assumed the Books 1994 Stock Option Plan, consisting of options to purchase 808,799 shares, insofar as it related to outstanding options. These options were valued at $6,376,000 using the Black-Scholes option pricing model, and were included in the determination of consideration paid. In addition, the Company recorded deferred compensation of $1,752,000, which represents the intrinsic value of unvested options assumed in the transaction. The deferred compensation will be amortized to expense over the vesting period of the stock options. The Company recorded compensation expense of approximately $57,000, $660,000 and $583,000 in the years ended January 31, 2002, 2003 and 2004, respectively, related to these options.

     In connection with the Merger on September 6, 2002, the Company assumed all the SmartForce stock option plans consisting of options to purchase 15,941,705 shares. These options were valued at approximately $38,900,000 using the Black-Scholes option pricing model, and were included in the determination of consideration paid. In addition, the Company recorded deferred compensation of $3,416,000, which represents the intrinsic value of unvested options assumed in the transaction. The deferred compensation will be amortized to expense over the vesting period of the stock options. The Company recorded compensation expense of approximately $372,000 and $890,000 in the years ended January 31, 2003 and 2004, respectively, related to these options.

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

     The Company recorded a compensation charge of $274,000 in the fiscal year ended January 31, 2004 due to the extension of certain option agreements until the Registration Statement on Form S-8 covering such option agreements, which was suspended as a result of the delay in filing a Form 8-K/A containing the historical SmartForce financial statements, was again available for use.

  (E) EMPLOYEE STOCK PURCHASE PLANS

     In 2001, the Company's Board of Directors and stockholders approved the 2001 Employee Stock Purchase Plan, under which a maximum of 624,994 shares could have been issued. In 2001, the Company's Board of Directors approved the 2001 International Employee Stock Purchase Plan, under which a maximum of 118,370 shares could have been issued.

     Participants in each of the 2001 Employee Stock Purchase Plan and the 2001 International Employee Stock Purchase Plan were granted options to purchase shares of common stock on the last business day of each six-month payment period ending each June 30 and December 31 for 85% of the market price of the common stock on the first or last business day of each payment period, whichever was less. The purchase price for such shares was paid through payroll deductions, and the maximum allowable payroll deduction was 15% of each eligible employee's eligible compensation. On August 26, 2002, the Board of Directors approved an acceleration of the purchase date scheduled for December 31, 2002 to September 5, 2002. Under these Employee Stock Purchase Plans, the Company issued 160,690 shares during the period ending September 6, 2002. As of September 6, 2002, there were 463,045 shares available for future issuance under the 2001

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

Employee Stock Purchase Plan and 93,156 shares available for future issuance under the 2001 International Employee Stock Purchase Plan. Such shares are no longer available for issuance.

     On August 26, 2002, the Board of Directors terminated the 2001 Employee Stock Purchase Plan and the 2001 International Employee Stock Purchase Plan, leaving the 1995 Employee Share Purchase Plan as the primary plan for all employee stock purchase plan purchases. Participants in the 1995 Employee Share Purchase Plan are generally granted options to purchase ordinary shares on the last business day of each six-month offering period ending each August 31 and February 28 for 85% of the market price of the ADSs on the first or last business day of each offering period, whichever is less. The purchase price for such shares is paid through payroll deductions, and the current maximum allowable payroll deduction is 20% of each eligible employee's eligible compensation. The Company issued 628,911 shares during the period from February 1, 2003 to January 31, 2004. As of January 31, 2004, there were 1,094,489 shares available for future issuance under the 1995 Employee Share Purchase Plan.

(10) EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) plan covering all US-based employees of the Company who have met certain eligibility requirements. Under the terms of the 401(k) plan, the employees may elect to make tax-deferred contributions to the 401(k) plan. In addition, the Company may match employee contributions, as determined by the Board of Directors, and may make a discretionary contribution to the 401(k) plan. Under this plan, contributions of approximately $87,000 and $32,000 were made for the fiscal years ended January 31, 2003 and 2004, respectively.

(11) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE

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

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

     The following tables set forth the Company's statement of operations for the fiscal years ended January 31, 2003 and 2004 by segment with additional disclosures as required by SFAS No. 131:

                                                        YEAR ENDED JANUARY 31, 2003
                                               ----------------------------------------------
                                               MULTI-MODAL   RETAIL CERTIFICATION   COMBINED
                                               -----------   --------------------   ---------
                                                                (IN THOUSANDS)
Revenue......................................   $  94,402           $7,068          $ 101,470
Cost of revenues.............................      10,825              723             11,548
                                                ---------           ------          ---------
  Gross profit...............................      83,577            6,345             89,922
                                                ---------           ------          ---------
Operating expenses:
  Research and development...................      28,687              417             29,104
  Selling and marketing......................      47,032            5,659             52,691
  General and administrative.................      17,326              588             17,914
  Amortization of stock based compensation...       1,634               --              1,634
  Amortization of intangible assets..........       4,683               --              4,683
  Impairment charge..........................     250,107               --            250,107
  Restructuring and other non-recurring
     items...................................      19,286               --             19,286
                                                ---------           ------          ---------
     Total operating expenses................     368,755            6,664            375,419
                                                ---------           ------          ---------
  Loss from operations.......................   $(285,178)          $ (319)         $(285,497)
                                                =========           ======          =========
Supplemental segment disclosures:
  Provision for income taxes.................   $     383           $   --          $     383
                                                =========           ======          =========
  Depreciation and amortization expense......   $  13,302           $   93          $  13,395
                                                =========           ======          =========

     The following tables set forth the Company's supplemental balance sheet information by segment:

                                                           AS OF JANUARY 31, 2003
                                                ---------------------------------------------
                                                MULTI-MODAL   RETAIL CERTIFICATION   COMBINED
                                                -----------   --------------------   --------
Current assets, net...........................   $195,107           $ 16,217         $211,324
Property and equipment, net...................     11,463                501           11,964
Receivable from subsidiaries..................     17,602            (17,602)              --
Goodwill......................................    101,126             18,301          119,427
Other assets..................................     33,038              2,384           35,422
                                                 --------           --------         --------
Total consolidated assets.....................   $358,336           $ 19,801         $378,137
                                                 ========           ========         ========
Current liabilities...........................   $167,439           $ 12,063         $179,502
Long-term liabilities.........................      7,423                125            7,548
                                                 --------           --------         --------
Total liabilities.............................    174,862             12,188          187,050
Stockholders' equity..........................    183,474              7,613          191,087
                                                 --------           --------         --------
Total consolidated liabilities and
  stockholder's equity........................   $358,336           $ 19,801         $378,137
                                                 ========           ========         ========
Supplemental segment disclosures
  Capital Expenditures........................   $  8,588           $    298         $  8,886
                                                 ========           ========         ========

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

                                                        YEAR ENDED JANUARY 31, 2004
                                               ----------------------------------------------
                                               MULTI-MODAL   RETAIL CERTIFICATION   COMBINED
                                               -----------   --------------------   ---------
                                                               (IN THOUSANDS)
Revenue......................................   $ 180,098          $13,377          $ 193,475
Cost of revenues.............................      17,825              572             18,397
                                                ---------          -------          ---------
  Gross profit...............................     162,273           12,805            175,078
                                                ---------          -------          ---------
Operating expenses:
  Research and development...................      53,627               --             53,627
  Selling and marketing......................      74,556           12,976             87,532
  General and administrative.................      25,660            2,223             27,883
  Legal settlements..........................      93,750               --             93,750
  Amortization of stock based compensation...       1,986               --              1,986
  Amortization of intangible assets..........      10,072               --             10,072
  Impairment charge..........................          --               --                 --
  Restructuring and other non-recurring
     items...................................      18,228               --             18,228
                                                ---------          -------          ---------
     Total operating expenses................     277,879           15,199            293,078
                                                ---------          -------          ---------
  Loss from operations.......................   $(115,606)         $(2,394)         $(118,000)
                                                =========          =======          =========
Supplemental segment disclosures:
  Provision for income taxes.................         529               --                529
                                                =========          =======          =========
  Depreciation and amortization expense......   $  20,908          $   479          $  21,387
                                                =========          =======          =========

     The following tables set forth the Company's supplemental balance sheet information by segment:

                                                           AS OF JANUARY 31, 2004
                                                ---------------------------------------------
                                                MULTI-MODAL   RETAIL CERTIFICATION   COMBINED
                                                -----------   --------------------   --------
Current assets, net...........................   $171,620           $12,298          $183,918
Property and equipment, net...................      6,272               175             6,447
Goodwill......................................    106,602            19,276           125,878
Other assets..................................     26,135                --            26,135
                                                 --------           -------          --------
Total consolidated assets.....................   $310,629           $31,749          $342,378
                                                 ========           =======          ========
Current liabilities...........................   $215,111           $17,922          $233,033
Long-term liabilities.........................     23,510                77            23,587
                                                 --------           -------          --------
Total liabilities.............................    238,621            17,999           256,620
Stockholders' equity/(deficit)................     72,008            13,750            85,758
                                                 --------           -------          --------
Total consolidated liabilities and
  stockholders' equity........................   $310,629           $31,749          $342,378
                                                 ========           =======          ========
Supplemental segment disclosures
Capital expenditures..........................   $  3,490           $   153          $  3,643
                                                 ========           =======          ========

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

  GEOGRAPHICAL REPORTING

     The Company attributes revenues to different geographical areas on the basis of the location of the customer. Revenues by geographic area are as follows (in thousands):

                                                           YEAR ENDED JANUARY 31,
                                                        -----------------------------
                                                         2002       2003       2004
                                                        -------   --------   --------
Revenue:
United States.........................................  $38,959   $ 80,991   $156,121
                                                        -------   --------   --------
United Kingdom........................................       --      9,075      9,785
Canada................................................       --      2,345      6,801
Europe, excluding UK..................................       --      5,465     14,231
Australia/New Zealand.................................       --      3,260      5,086
Other (Countries less than 5% individually, by
  region).............................................    5,312        334      1,451
                                                        -------   --------   --------
All Foreign Locations.................................    5,312     20,479     37,354
                                                        -------   --------   --------
  Total revenue.......................................  $44,271   $101,470   $193,475
                                                        =======   ========   ========

     Long-lived tangible assets at international facilities are not significant.

(12) PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses and other current assets in the accompanying consolidated balance sheets consist of the following (in thousands):

                                                                 YEAR ENDED
                                                                 JANUARY 31,
                                                              -----------------
                                                               2003      2004
                                                              -------   -------
Accounts receivable other...................................  $   650   $ 2,107
Prepaid commissions and recoverable sales draw..............    5,182    12,978
Prepaid insurances..........................................    1,297     1,441
Prepaid facilities..........................................      411       601
Reclaimable taxes...........................................    3,150     2,737
Prepaid royalties...........................................    1,706       253
Other.......................................................    7,005     4,642
                                                              -------   -------
  Total prepaid expenses and other current assets...........  $19,401   $24,759
                                                              =======   =======

               SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

(13) ACCRUED EXPENSES -- CURRENT

     Accrued expenses in the accompanying consolidated balance sheets consist of the following (in thousands):

                                                                 YEAR ENDED
                                                                 JANUARY 31,
                                                              -----------------
                                                               2003      2004
                                                              -------   -------
Accrued compensation and benefits...........................  $16,655   $19,787
Course development fees.....................................    1,322     1,518
Professional fees...........................................   10,121     3,410
Accrued payables............................................    8,300     2,703
Accrued misc. taxes.........................................       --     2,357
Accrued merger related costs*...............................   12,304     6,919
Sales tax payable/VAT payable...............................    7,723     2,513
Accrued royalties...........................................    2,359     1,351
Accrued litigation settlements..............................       --    44,250
Accrued hosting.............................................    1,037        64
Other accrued liabilities...................................       --     7,245
                                                              -------   -------
  Total accrued expenses....................................  $59,821   $92,117
                                                              =======   =======

---------------

* Includes $2,210 of accrued income taxes

(14) VALUATION & QUALIFYING ACCOUNTS

  ALLOWANCE FOR DOUBTFUL ACCOUNTS (AMOUNTS IN THOUSANDS)

                                      BALANCE AT    ADDITION                          BALANCE
                                      BEGINNING     CHARGED                           AT END
                                      OF PERIOD    TO EXPENSE   ADJUSTMENT   OTHER   OF PERIOD
                                      ----------   ----------   ----------   -----   ---------
Year ended January 31, 2002(1)......     $ 46         $164         $ --      $  59    $  269
Year ended January 31, 2003.........     $269         $621         $(42)     $  --    $  848
Year ended January 31, 2004.........     $848         $459         $(70)     $(166)   $1,071
                                         ====         ====         ====      =====    ======

---------------

(1) Other relates to amount acquired in an acquisition.

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                                 TITLE
---------                              -----
2.1         Agreement and Plan of Merger, dated as of June 10, 2002, by and among SmartForce Public Limited Company, SkillSoft
            Corporation and Slate Acquisition Corp. (Incorporated by
            reference to exhibit 2.1 to SkillSoft PLC's Current Report on Form 8-K dated June 14, 2002 (File No. 000-25674)).
3.1         Memorandum of Association of SkillSoft PLC as amended on
            March 24, 1992, March 31, 1995, April 28, 1998, January 26,
            2000, July 10, 2001, September 6, 2002 and November 19, 2002
            (Incorporated by reference to exhibit 3.1 to SkillSoft PLC's
            Quarterly Report on Form 10-Q for the fiscal quarter ended
            October 31, 2002 as filed with the Securities and Exchange
            Commission on January 21, 2003 (File No. 000-25674)).
3.2         Articles of Association of SkillSoft PLC as amended on July
            6, 1995, and April 28, 1998, January 26, 2000, July 10,
            2001, September 6, 2002 and November 19, 2002 (Incorporated
            by reference to exhibit 3.2 to SkillSoft PLC's Quarterly
            Report on Form 10-Q for the fiscal quarter ended October 31,
            2002 as filed with the Securities and Exchange Commission on
            January 21, 2003 (File No. 000-25674)).
4.1         Specimen certificate representing the ordinary shares of
            SkillSoft PLC (Incorporated by reference to exhibit 4.1 to
            SkillSoft PLC's Annual Report on Form 10-K for the fiscal
            year ended January 31, 2003 as filed with the Securities and
            Exchange Commission on April 29, 2003 (File No. 000-25674)).
4.2         Amended and Restated Deposit Agreement (including the form of American Depositary Receipt), dated as of April 13, 1995 as amended and restated as of September 4, 2002, among
            SkillSoft PLC, The Bank of New York, as Depositary, and each
            Owner and Beneficial Owner from time to time of American
            Depositary Receipts issued thereunder (Incorporated by
            reference to Exhibit 4.1 to SkillSoft PLC's Current Report on Form 8-K dated September 4, 2002 (File No. 000-256740)).
4.3         Amended and Restated Restricted Deposit Agreement (including the form of American Depositary Receipt), dated as of
            November 30, 1995 and amended and restated as of September
            4, 2002, among SkillSoft PLC, The Bank of New York, as
            Depositary, and each Owner and Beneficial Owner from time to time of American Depositary Receipts issued thereunder
            (Incorporated by reference to exhibit 4.2 to SkillSoft PLC's
            Current Report on Form 8-K dated September 4, 2002 (File No.
            000-25674)).
4.4         Restricted Deposit Agreement (B) dated as of June 8, 1998
            and amended and restated as of September 4, 2002 among
            SkillSoft PLC, The Bank of New York, and the owners and
            beneficial owners of Restricted American Depositary Receipts
            (Incorporated by reference to Exhibit 4.3 to SkillSoft PLC's
            Current Report on Form 8-K dated September 4, 2002 (File No.
            000-25674)).
4.5         Declaration of Subscription Rights dated as of October 4,
            1998 (Incorporated by reference to exhibit 4.1 to SkillSoft
            PLC's Report on Form 8-A filed with the Securities and
            Exchange Commission on October 5, 1998).
4.6         Amendment to Declaration of Subscription Rights, dated as of
            June 10, 2002, of SkillSoft PLC (Incorporated by reference to exhibit 4.1 to SkillSoft PLC's Current Report on Form 8-K dated June 10, 2002 (File No. 000-25674)).
4.7         Second Amendment to Declaration of Subscription Rights,
            dated as of October 9, 2002, of SkillSoft PLC (Incorporated by reference to exhibit 4.2 to SkillSoft PLC's Current
            Report on Form 8-K dated June 10, 2002 (File No.
            000-25674)).
10.1**      1990 Share Option Scheme (Incorporated by reference to
            exhibit 10.1 to SkillSoft PLC's Registration Statement on
            Form F-1 declared effective with the Securities and Exchange
            Commission on April 13, 1995 (File No. 333-89904)).
10.2**      1994 Share Option Plan (Incorporated be reference to exhibit
            10.2 to SkillSoft PLC's Registration Statement on Form F-1
            declared effective with the Securities and Exchange
            Commission on April 13, 1995 (File No. 333-89904)).

 EXHIBIT
   NO.                                 TITLE
---------                              -----
10.3**      1995 Employee Share Purchase Plan (Incorporated by reference to exhibit 10.3 to SkillSoft PLC's Quarterly Report on Form
            10-Q for the fiscal quarter ended June 30, 2002 as filed
            with the Securities and Exchange Commission on August 14,
            2002 (File No. 000-25674)).
10.4**      Form of Indemnification Agreement between CBT Systems USA,
            Ltd. (formerly, Thornton Holdings, Ltd.) and its directors and officers dated as of April, 1995 (Incorporated by
            reference to exhibit 10.5 to SkillSoft PLC's Registration
            Statement on Form F-1 declared effective with the Securities and Exchange Commission on April 13, 1995 (File No.
            333-89904)).
10.5**      Form of Indemnification Agreement between SmartForce (USA)
            and its directors and officers dated as of September 6, 2002
            (Incorporated by reference to exhibit 10.5 to SkillSoft
            PLC's Annual Report on Form 10-K for the fiscal year ended
            January 31, 2003 as filed with the Securities and Exchange
            Commission on April 29, 2003 (File No. 000-25674)).
10.6**      1996 Supplemental Stock Plan (Incorporated by reference to exhibit 10.16 to SkillSoft PLC's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 as filed with
            the Securities and Exchange Commission on March 30, 1997
            (File No. 0-25674)).
10.7**      2002 Share Option Plan (Incorporated by reference to exhibit
            10.34 to SkillSoft PLC's Quarterly Report on Form 10-Q for
            the fiscal quarter ended June 30, 2002 as filed with the
            Securities and Exchange Commission on August 14, 2002 (File
            No. 000-256740)).
10.8**      2001 Outside Director Option Plan (Incorporated by reference to exhibit 10.1 to SkillSoft PLC's Quarterly Report on Form
            10-Q for the quarter ended September 30, 2001 as filed with the Securities and Exchange Commission on November 14, 2001
            (File No. 000-25674)).
10.9        Agreement and Release, effective as of September 13, 2002, between SmartForce PLC and Jeff Newton (Incorporated by
            reference to exhibit 10.5 to SkillSoft PLC's Quarterly
            Report on Form 10-Q for the quarter ended October 31, 2002 as filed with the Securities and Exchange Commission on
            January 21, 2003 (File No. 000-25674)).
10.10       Separation Agreement and Release, effective as of May 8,
            2002, between SmartForce PLC and Thomas Francis McKeagney
            (Incorporated by reference to exhibit 10.6 to SkillSoft
            PLC's Quarterly Report on Form 10-Q for the quarter ended
            October 31, 2002 as filed with the Securities and Exchange
            Commission on January 21, 2003 (File No. 000-25674)).
10.11**     Amended and Restated Employment Agreement dated June 10,
            2002 between SkillSoft PLC and Gregory M. Priest
            (Incorporated by reference to exhibit 10.30 to SkillSoft
            PLC's Amendment No. 1 to Registration Statement on Form S-4
            as filed with the Securities and Exchange Commission on July
            30, 2002 (File No. 333-90872)).
10.12**     Employment Agreement dated June 10, 2002 between SkillSoft
            PLC and Charles E. Moran (Incorporated by reference to
            exhibit 10.31 to SkillSoft PLC's Amendment No. 1 to
            Registration Statement on Form S-4 as filed with the
            Securities and Exchange Commission on July 30, 2002 (File
            No. 333-90872)).
10.13**     Employment Agreement dated as of June 10, 2002 between
            SkillSoft PLC and Jerald A. Nine, Jr. (Incorporated by
            reference to exhibit 10.33 to SkillSoft PLC's Amendment No.
            1 to Registration Statement on Form S-4 as filed with the
            Securities and Exchange Commission on July 30, 2002 (File
            No. 333-90872)).
10.14       Registration Rights Agreement dated as of June 10, 2002
            between SkillSoft PLC and Warburg Pincus Ventures, L.P.
            (Incorporated by reference to exhibit 10.27 to SkillSoft
            PLC's Amendment No. 1 to Registration Statement on Form S-4
            as filed with the Securities and Exchange Commission on July
            30, 2002 (File No. 333-90872)).
10.15**     Employment Agreement dated January 12, 1998 between
            SkillSoft Corporation and Mark A. Townsend (Incorporated by
            reference to exhibit 10.15 to SkillSoft PLC's Annual Report on Form 10-K for the fiscal year ended January 31, 2003 as filed with the Securities and Exchange Commission on April
            29, 2003 (File No. 000-25674)).
10.16**     Employment Agreement dated January 12, 1998 between
            SkillSoft Corporation and Thomas J. McDonald (Incorporated
            by reference to exhibit 10.16 to SkillSoft PLC's Annual
            Report on Form 10-K for the fiscal year ended January 31,
            2003 as filed with the Securities and Exchange Commission on
            April 29, 2003 (File No. 000-25674)).

 EXHIBIT
   NO.                                 TITLE
---------                              -----
10.17**     Employment Agreement dated effective September 6, 2002
            between SkillSoft PLC and Colm Darcy (Incorporated by
            reference to exhibit 10.17 to SkillSoft PLC's Annual Report on Form 10-K for the fiscal year ended January 31, 2003 as filed with the Securities and Exchange Commission on April
            29, 2003 (File No. 000-25674)).
10.18       Lease dated February 18, 1998, as amended, between SkillSoft
            Corporation and Five N Associates (Incorporated by reference to exhibit 10.18 to SkillSoft PLC's Annual Report on Form
            10-K for the fiscal year ended January 31, 2003 as filed
            with the Securities and Exchange Commission on April 29,
            2003 (File No. 000-25674)).
10.19       Fifth Supplemental Agreement dated November 26, 2001 to the
            Lease between SkillSoft Corporation and Five N Associates
            (Incorporated by reference to exhibit 10.19 to SkillSoft
            PLC's Annual Report on Form 10-K for the fiscal year ended
            January 31, 2003 as filed with the Securities and Exchange
            Commission on April 29, 2003 (File No. 000-25674)).
10.20       Lease dated May 25, 2001 between 1987 Tamposi Limited
            Partnership and SkillSoft Corporation (Incorporated by
            reference to exhibit 10.20 to SkillSoft PLC's Annual Report on Form 10-K for the fiscal year ended January 31, 2003 as filed with the Securities and Exchange Commission on April
            29, 2003 (File No. 000-25674)).
10.21***    Fleet National Bank Commercial Loan Agreement, dated as of
            June 24, 2003, by and among SkillSoft Corporation, SkillSoft
            PLC and Fleet National Bank (Incorporated by reference to
            exhibit 10.1 to SkillSoft PLC's Quarterly Report on Form
            10-Q for the quarter ended July 31, 2003 as filed with the
            Securities and Exchange Commission on September 15, 2003
            (File No. 000-25674)).
10.22       Revolving Line of Credit Promissory Note payable to Fleet
            National Bank, dated June 24, 2003, executed by SkillSoft
            Corporation and SkillSoft PLC (Incorporated by reference to exhibit 10.2 to SkillSoft PLC's Quarterly Report on Form
            10-Q for the quarter ended July 31, 2003 as filed with the
            Securities and Exchange Commission on September 15, 2003
            (File No. 000-25674)).
10.23       Security Agreement, dated as of June 24, 2003, by and
            between SkillSoft Corporation and Fleet National Bank
            (Incorporated by reference to exhibit 10.3 to SkillSoft
            PLC's Quarterly Report on Form 10-Q for the quarter ended
            July 31, 2003 as filed with the Securities and Exchange
            Commission on September 15, 2003 (File No. 000-25674)).
10.24       Settlement Agreement and General Release, dated as of July
            21, 2003, by and between The Thompson Corporation, National
            Educational Training Group and SkillSoft Corporation
            (Incorporated by reference to exhibit 10.4 to SkillSoft
            PLC's Quarterly Report on Form 10-Q for the quarter ended
            July 31, 2003 as filed with the Securities and Exchange
            Commission on September 15, 2003 (File No. 000-25674)).
10.25       Stipulation of Settlement, dated November 26, 2003
            (Incorporated by reference to exhibit 10.1 to SkillSoft
            PLC's Quarterly Report on Form 10-Q for the quarter ended
            October 31, 2003 as filed with the Securities and Exchange
            Commission on December 15, 2003 (File No. 000-25674)).
10.26**     Indemnification Agreement, dated November 13, 2003, by and between SkillSoft Corporation and P. Howard Edelstein
            (Incorporated by reference from exhibit 10.2 to SkillSoft
            PLC's Quarterly Report on Form 10-Q for the quarter ended
            October 31, 2003 as filed with the Securities and Exchange
            Commission on December 15, 2003 (File No. 000-25674)).
10.27+**    Indemnification Agreement, dated March 4, 2004, by and
            between SkillSoft Corporation and William Meagher.
21.1+       List of Significant Subsidiaries.
23.1+       Consent of Ernst & Young LLP
23.2+       Information Regarding Consent of Arthur Andersen LLP.
31.1+       Certification of SkillSoft PLC's Chief Executive Officer
            pursuant to Rule 13a-14(a)/ Rule 15(d)-14(a) under the
            Securities Exchange Act of 1934.

 EXHIBIT
   NO.                                 TITLE
---------                              -----
31.2+       Certification of SkillSoft PLC's Chief Financial Officer
            pursuant to Rule 13a-14(a)/ Rule 15(d)-14(a) under the
            Securities Exchange Act of 1934.
32.1+       Certification of SkillSoft PLC's Chief Executive Officer
            pursuant to Rule 13a-14(b)/ Rule 15d-14(b) under the
            Securities Exchange Act of 1934, as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+       Certification of SkillSoft PLC's Chief Financial Officer
            pursuant to Rule 13a-14(b)/ Rule 15d-14(b) under the
            Securities Exchange Act of 1934, as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

---------------

  + Filed herewith.

 ** Denotes management or compensatory plan or arrangement required to be filed by registrant pursuant to Item 15(c) of this report on Form 10-K.

*** Confidential treatment requested for certain portions, which portions have been separately filed with the Securities and Exchange Commission.