Form 10-K/A
period 2004-01-31
SKILLSOFT PUBLIC LIMITED CO
filed 2004-05-27
CIK 940181

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

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

The approximate aggregate market value of voting shares held by non-affiliates of the registrant as of July 31, 2003 was $466,094,399.

On March 31, 2004, the registrant had outstanding 103,524,579 Ordinary Shares (issued or issuable in exchange for the registrant's outstanding American Depository Shares ("ADSs")).

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed as Amendment No. 1 to the Annual Report on Form 10-K of SkillSoft Public Limited Company (the "Registrant" or the "Company") filed with the Securities and Exchange Commission (the "SEC") on April 15, 2004, for the purpose of amending the following items: Items 10, 11, 12, 13 14 and 15.

Each American Depositary Share of the Company ("ADS") represents one ordinary share, nominal value Euro 0.11 per share, of the Company. References to the ADSs herein shall also include a reference to the underlying ordinary shares of the Company.

                        SKILLSOFT PUBLIC LIMITED COMPANY

                                   FORM 10-K/A

                                TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                ----
PART III

ITEM 10.  Directors and Executive Officers of the Registrant................................................      1
ITEM 11.  Executive Compensation............................................................................      3
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters....      8
ITEM 13.  Certain Relationships and Related Transactions....................................................     11
ITEM 14.  Principal Accountant Fees and Services............................................................     11

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...................................     12

Signatures..................................................................................................     13

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

      The following is a list of the directors of the Company and certain information about their background.

      Gregory M. Priest, age 40, was appointed Chairman of the Board of Directors in November 2000. Mr. Priest has served as the Company's Chief Strategy Officer since the Company's merger with SkillSoft Corporation in September 2002. Mr. Priest served as the Company's President and Chief Executive Officer from December 1998 to September 2002. Mr. Priest has been a director since June 1996.

      Charles E. Moran, age 49, has served as President and Chief Executive Officer and as a director of the Company since the Company's merger with SkillSoft Corporation in September 2002. Mr. Moran is a founder of SkillSoft Corporation and served as its Chairman of the Board, President and Chief Executive Officer from January 1998 until September 2002.

      P. Howard Edelstein, age 49, has served as a director of the Company since the Company's merger with SkillSoft Corporation in September 2002. Mr. Edelstein has served as President and Chief Executive Officer of Radianz, Inc., an Internet Protocol (IP)-based networking company for the global financial services industry, since July 2003. Mr. Edelstein served as an Entrepreneur in Residence with Warburg Pincus LLC from January 2002 to July 2003. Mr. Edelstein previously served as President and Chief Executive Officer of Thomson Financial ESG (now known as Omgeo), a provider of electronic commerce, transaction processing and information services to the international securities/trading community, from 1993 to 2001. Mr. Edelstein is also a director of PalmSource, a software developer for mobile information devices, and Alacra, a privately held financial information company.

      Stewart K.P. Gross, age 44, has served as a director of the Company since the Company's merger with SkillSoft Corporation in September 2002. Mr. Gross served as a director of SkillSoft Corporation from January 1998 to September 2002. Mr. Gross is a Managing Director of Warburg Pincus LLC, where he has been employed since July 1987. Mr. Gross is a director of BEA Systems, Inc., a publicly traded provider of application infrastructure software, and several privately held companies.

      James S. Krzywicki, age 52, has served as a director of the Company since October 1998. Mr. Krzywicki was Vice President, Channel Services of Parametric Technology Corporation ("PTC"), a provider of software solutions for manufacturers for product development and improvement, from April 2003 to January 2004. Prior to joining PTC, Mr. Krzywicki served as President of North American Services of RoweCom, Inc. a provider of knowledge resource management and acquisition services, from October 1999 to February 2001, and as Chief Operating Officer from February 2001 to November 2001. In November 2001, RoweCom, Inc. was acquired by divine, inc., a premier integrated solution provider focused on the extended enterprise, and Mr. Krzywicki became Senior Vice President and General Manager, divine information services, and held this position until January 2003. Subsequently, RoweCom, Inc. filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States District Court for the District of Massachusetts in January 2003. From 1992 to 1999, Mr. Krzywicki held various positions with Lotus Development Corporation, which is now owned by International Business Machines Corporation, most recently as Director, Distributed Learning, IBM Global Services.

      William F. Meagher, Jr., age 65, has served as a director of the Company since March 2004. Mr. Meagher was the Managing Partner of the Boston Office of Arthur Andersen LLP ("Andersen") from 1982 until 1995, and spent a total of 38 years with Andersen. Mr. Meagher was a member of the American Institute of Certified Public Accountants and the Massachusetts Society of Certified Public Accountants. Mr. Meagher is a director of All Seasons Services, Inc. and a trustee of Living Care Villages of Massachusetts, Inc. d/b/a North Hill and the Dana Farber Cancer Institute and the Greater Boston YMCA.

      Ferdinand von Prondzynski, age 50, has served as a director of the Company since November 2001. Dr. von Prondzynski has been the President of Dublin City University, one of Ireland's leading higher education institutions, since July 2000. From January 1991 to July 2000, Dr. von Prondzynski served as Professor of Law and Dean of the Faculty of Social Services, the University of Hull, UK.

      There are no family relationships among any of the directors or executive officers of the Company.

EXECUTIVE OFFICERS

      A listing of the Company's Executive Officers is included under the heading "Executive Officers of SkillSoft" in Part I of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2004 filed with the SEC on April 15, 2004, and is incorporated herein by reference.

AUDIT COMMITTEE

      The Board of Directors has determined that Mr. Meagher is an "audit committee financial expert" as defined in Item 401(h) of Regulation S-K. The current members of the Audit Committee are Messrs. Gross, Krzywicki, Meagher (Chair) and Dr. von Prondzynski. The Board of Directors has determined that all of the members of the Audit Committee are independent as defined under the new rules of the Nasdaq Stock Market that become applicable to the Company on the date of the Annual General Meeting, including the independence requirements contemplated by Rule 10A-3 under the Exchange Act. In addition, all members of the Audit Committee are independent as defined by the rules of the Nasdaq Stock Market that apply to the Company until the date of the Annual General Meeting.

DIRECTOR CANDIDATES

      The process followed by the Nominating and Corporate Governance Committee to identify and evaluate director candidates includes requests to Board members and others for recommendations, meetings from time to time to evaluate biographical information and background material relating to potential candidates and interviews of selected candidates by members of the Nominating and Corporate Governance Committee and the Board of Directors.

      In considering whether to recommend any particular candidate for inclusion in the Board of Director's slate of recommended director nominees, the Nominating and Corporate Governance Committee will apply the criteria set forth in the Company's Corporate Governance Guidelines. These criteria include the candidate's integrity, business acumen, knowledge of the Company's business and industry, age, experience, diligence, conflicts of interest and the ability to act in the interests of all shareholders. The Nominating and Corporate Governance Committee does not assign specific weights to particular criteria and no particular criterion is a prerequisite for recommendation. The Company believes that the backgrounds and qualifications of its directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will allow the Board of Directors to fulfill its responsibilities.

      Shareholders may recommend individuals to the Nominating and Corporate Governance Committee for consideration as potential director candidates by submitting their names, together with appropriate biographical information and background materials and a statement as to whether the shareholder or group of shareholders making the recommendation has beneficially owned more than 5% of the Company's ADSs for at least a year as of the date such recommendation is made, to the Nominating and Corporate Governance Committee, c/o Investor Relations, SkillSoft

Public Limited Company, 107 Northeastern Boulevard, Nashua, New Hampshire 03062. Assuming that appropriate biographical and background material has been provided on a timely basis, the Nominating and Corporate Governance Committee will evaluate shareholder-recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows and applies for candidates submitted by others.

CODE OF BUSINESS CONDUCT AND ETHICS

      The Company has adopted a written Code of Business Conduct and Ethics (the "Code") that applies to the Company's directors, officers and employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has posted the Code on its website, which is located at www.skillsoft.com. In addition, the Company intends to disclose on its website any amendments to, or waivers from, any provision of the Code that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Exchange Act requires the Company's directors, executive officers and holders of more than 10% of a registered class of the Company's equity securities to file with the SEC initial reports of ownership of the Company's equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Officers, directors and 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

      Based solely on its review of copies of such filings by the Company's directors and executive officers and 10% shareholders or written representations from certain of those persons, the Company believes that all filings required to be made by those persons during the fiscal year ended January 31, 2004 were timely made.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

      Summary Compensation Table. The following table sets forth the total compensation for the fiscal year ended January 31, 2004, the 13 months ended January 31, 2003 and the year ended December 31, 2001 for the Company's chief executive officer and the four most highly compensated executive officers who were serving as executive officers on January 31, 2004 (the "Named Executive Officers"), as required under applicable rules of the SEC.

                           SUMMARY COMPENSATION TABLE

                                                                                            LONG TERM
                                                    ANNUAL COMPENSATION                  COMPENSATION (3)
                                                    -------------------                 -----------------
                                                                                             AWARDS
                                                                                        -----------------
                             FISCAL                                  OTHER ANNUAL       SHARES UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITION YEAR (1)  SALARY          BONUS        COMPENSATION (2)          OPTIONS            COMPENSATION
--------------------------- -------- ---------     ------------   --------------------  -----------------     ----------------
Charles E. Moran              2003   $ 237,500     $ 299,333                    --                     --           $9,610(5)
  President and Chief         2002      93,750(4)         --                    --                     --            4,327(5)
  Executive Officer

Gregory M. Priest             2003     250,000       233,217                60,000(6)                  --            8,397(7)
  Chairman of the Board and   2002     270,833       250,000(8)            137,917(9)           2,137,500            8,379(7)
  Chief Strategy Officer
                              2001     250,000       314,320                60,000(6)             220,000            9,981(10)

Colm M. Darcy                 2003     200,000       166,000                    --                     --            5,092(5)
  Executive Vice President,   2002     206,667        66,250                    --                530,000           92,230(11)
  Content Development

Jerald A. Nine Jr.            2003     212,500       213,400                    --                     --            4,973(5)
  Chief Operating Officer     2002      84,333(12)        --                    --                     --            3,846(5)

Mark A. Townsend              2003     180,000       166,000                    --                     --            7,688(5)
  Executive Vice President,   2002      66,667(13)        --                    --                     --            3,077(5)
  Technology

----------

(1) In connection with the closing of the merger with SkillSoft Corporation on September 6, 2002, the Company's fiscal year end changed from December 31 to January 31. Accordingly, this table presents compensation for the years ended December 31, 2001 ("2001"), the period from January 1, 2002 through January 31, 2003 ("2002") and the fiscal year ended January 31, 2004 ("2003").

(2) Other compensation in the form of perquisites and other personal benefits has been omitted, in accordance with the rules of the SEC, in those instances in which the aggregate amount of such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total annual salary and bonus for the executive officer in the fiscal year covered.

(3) The Company did not grant any stock appreciation rights or make any long-term incentive plan payouts during any fiscal year covered. This table excludes options granted by SkillSoft Corporation prior to the merger on September 6, 2002 to each of Messrs. Moran, Nine and Townsend, which options were assumed by the Company in connection with the merger and, based on the merger exchange ratio of 1 share of SkillSoft Corporation common stock for 2.3674 ordinary shares of the Company, are exercisable to purchase an aggregate of 1,657,179, 1,065,329 and 946,959 ordinary shares, respectively, at an exercise price of $4.06 per share.

(4) Mr. Moran has served as the Company's Chief Executive Officer since the closing of the Company's merger with SkillSoft Corporation on September 6, 2002, and, therefore, the salary reported on this table for 2002 reflects salary paid to Mr. Moran from such date through January 31, 2003.

(5)   Consists of amounts paid as accrued vacation time.

(6) Consists of amounts paid as an accommodation allowance (see "Employment Agreements -- Gregory M. Priest's Employment Agreement").

(7)   Consists of amounts paid as car allowances.

(8) Consists of amounts paid as a bonus earned and approved prior to the merger with SkillSoft Corporation on September 6, 2002.

(9) Consists of $60,000 paid to Mr. Priest as an accommodation allowance (see "Employment Agreements -- Gregory M. Priest's Employment Agreement") and a total of $77,917 paid to Mr. Priest as a non-recoverable advance against bonuses on a monthly basis from January 1, 2002 through September 30, 2002.

(10) Consists of $8,379 paid to Mr. Priest as a car allowance and $1,602 paid by the Company for the premium payment of Mr. Priest's life insurance policy. The Company no longer pays premiums with respect to this policy.

(11) Consists of $69,153 paid to Mr. Darcy in connection with his relocation to Nashua, New Hampshire and $23,077 paid to Mr. Darcy as accrued vacation time.

(12) Mr. Nine served as the Company's Executive Vice President, Global Sales and Marketing and General Manager, Content Solutions Division, from the closing of the Company's merger with SkillSoft Corporation on September 6, 2002 until being appointed Chief Operating Officer in February 2004, and, therefore, the salary reported on this table for 2002 reflects salary paid to Mr. Nine from such date through January 31, 2003.

(13) Mr. Townsend has served as the Company's Executive Vice President, Technology, since the closing of the Company's merger with SkillSoft Corporation on September 6, 2002, and, therefore, the salary reported on this table reflects salary paid to Mr. Townsend from such date through January 31, 2003.

      Share Option Grants Table. The Company granted no share options or stock appreciation rights during the fiscal year ended January 31, 2004 to the Named Executive Officers.

      Fiscal Year-End Option Value Table. The following table provides information with respect to share options exercised by the Named Executive Officers during the fiscal year ended January 31, 2004, and the number and value of unexercised share options held by each of the Named Executive Officers as of January 31, 2004.

                                                NUMBER OF ORDINARY SHARES    VALUE OF UNEXERCISED
                         NUMBER OF                UNDERLYING UNEXERCISED     IN-THE-MONEY OPTIONS
                           SHARES              OPTIONS AT JANUARY 31, 2004  AT JANUARY 31, 2004 (2)
                        ACQUIRED ON    VALUE   --------------------------- -------------------------
     NAME                 EXERCISE  REALIZED (1) EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
---------------------   ----------- ------------ ----------- ------------- ----------- -------------
Charles E. Moran ....        13,724 $     63,750     987,487     1,366,187 $ 3,648,813 $   5,685,804
Gregory M. Priest ...       433,751    2,299,274   1,693,429     1,223,230   2,257,982     6,048,212
Colm M. Darcy .......       130,487      687,155     166,637       326,876     297,723     1,532,093
Jerald A. Nine Jr. ..        76,040      330,295     508,412       835,986   1,892,762     3,555,382
Mark A. Townsend ....             0           --     473,479       710,219   1,888,787     3,082,746

----------

(1) The value realized upon exercise is the excess of the fair market value (determined on the basis of the closing price per share of the Company's ADSs on the NASDAQ National Market) of the underlying ordinary shares on the date of exercise over the exercise price of the option multiplied by the number of ordinary shares acquired upon exercise.

(2) The value of the in-the-money options is the excess of the fair market value (determined on the basis of the closing price per share of the Company's ADSs on the NASDAQ National Market) of the underlying ordinary shares on January 31, 2004 ($8.70 per share) over the exercise price of the option multiplied by the number of ordinary shares underlying the option.

EMPLOYMENT AGREEMENTS

      Charles E. Moran's Employment Agreement. In connection with the Company's merger with SkillSoft Corporation, the Company entered into an employment agreement, effective on September 6, 2002, the date of completion of the merger, with Charles E. Moran, to employ Mr. Moran as its President and Chief Executive Officer. Mr. Moran's employment agreement provides for a cash compensation plan that reflects the level established by the SkillSoft Corporation board of directors for the then current fiscal year. Specifically, Mr. Moran's employment agreement provides that he will be paid a base salary of $225,000 per year to be reviewed for increases at least annually by the Company's Board of Directors. In addition, Mr. Moran will be entitled to receive an annual performance bonus based on performance metrics established by the Board of Directors. Mr. Moran's employment is at-will, but if Mr. Moran's employment is terminated without cause or if he resigns with good reason, each as defined in his employment agreement, he will be entitled to receive a payment equal to the sum of his base salary and target bonus for a period of one year after the date of termination. In addition, if Mr. Moran is terminated without cause or if he resigns with good reason, he may elect to continue vesting of the options granted to him by the Company for a period of one year after the date of termination, if he agrees to be bound by the nonsolicitation and noncompete provisions contained in his employment agreement. The employment agreement also includes a covenant not to solicit employees and a covenant not to compete for a period extending until one year after the termination of his employment, if Mr. Moran's termination is voluntary (other than for good reason) or the Company terminates him for cause.

      Gregory M. Priest's Employment Agreement. In connection with the Company's merger with SkillSoft Corporation, the Company entered into an employment agreement, effective on September 6, 2002, the date of completion of the merger, with Gregory M. Priest, to employ Mr. Priest as Chairman of the Board of Directors and Chief Strategy Officer of the Company. Mr. Priest's employment agreement provides for a cash compensation plan that reflects the level established by the Board of Directors for 2002 (which plan was not increased from Mr. Priest's cash compensation plan for the fiscal year ended December 31,
2001). Specifically, Mr. Priest's employment agreement provides that he will be paid a base salary of $250,000 per year to be reviewed for increases at least annually by the Board of Directors. In addition, Mr. Priest will be entitled to a $60,000 per year accommodation allowance and an auto allowance in the amount of $8,379. He will also be entitled to receive an annual performance bonus of $265,000 upon the attainment of agreed upon performance objectives to be reviewed for increases at least annually by the Board of Directors. Mr. Priest's employment is at-will, but if his employment is terminated without cause or if he resigns with good reason, each as defined in his employment agreement, he will be entitled to receive a payment equal to the sum of his base salary and target bonus for a period which is the greater of (i) one year after the date of termination, and (ii) the period between the date of termination and September 6, 2005, the third anniversary of the completion of the merger. In addition, if Mr. Priest is terminated without cause or if he resigns with good reason, he may elect to continue vesting of the options granted to him by the Company for a period which is the greater of (i) one year after the date of termination, and
(ii) the period between the date of termination and September 6, 2005, if he agrees to be bound by the nonsolicitation and noncompete provisions contained in his employment agreement. The employment agreement also includes a covenant not to solicit employees and a covenant not to compete for a period extending until the later of one year after the termination of his employment and September 6, 2005, if Mr. Priest's termination is voluntary (other than for good reason) or the Company terminates him for cause.

      Colm M. Darcy's Employment Agreement. In connection with the Company's merger with SkillSoft Corporation, the Company entered into an employment agreement, effective on September 6, 2002, the date of completion of the merger, with Colm M. Darcy, to employ Mr. Darcy as Executive Vice President, Content Development, of the Company. Mr. Darcy's employment agreement provides that he will be paid a base salary of $200,000 per year to be reviewed for increases at least annually by the Board of Directors. Pursuant to the employment agreement, on September 6, 2002, the Company granted Mr. Darcy an option to purchase an aggregate of 50,000 shares of the Company at an exercise price of $4.25 per share. The option grant vested as to 25% of the shares on September 6, 2003 and vests thereafter in 48 equal monthly installments on each monthly anniversary of the date of the grant. Mr. Darcy will also be reimbursed for certain supplemental travel expenses for him and his wife. In addition, Mr. Darcy will be entitled to receive relocation expense reimbursement in the event Mr. Darcy either relocates to Ireland at the Company's request or returns there within three months after his employment is terminated without cause or if he resigns with good reason, each as defined in his employment agreement. Mr. Darcy's employment is at-will, but if his employment is terminated without cause or if he resigns with good reason, he will be entitled to receive a payment equal to the sum of $75,000 plus his base salary for a period of six months after the date of termination. In addition, if Mr. Darcy is terminated without cause or if he resigns with good reason, he may elect to continue vesting of the options granted to him by the Company for a period of six months after the date of termination, if he agrees to be bound by the nonsolicitation and noncompete provisions contained in his employment agreement. The employment agreement also includes a covenant not to solicit employees and a covenant not to compete for a period extending until the later of six months after the termination of his employment and September 6, 2006, if Mr. Darcy's termination is voluntary (other than for good reason) or the Company terminates him for cause.

      Jerald A. Nine's Employment Agreement. In connection with the Company's merger with SkillSoft Corporation, the Company entered into an employment agreement, effective on September 6, 2002, the date of completion of the merger, with Jerald A. Nine, to employ Mr. Nine as its Executive Vice-President, Content Solutions and General Manager Books Division. Mr. Nine's employment agreement provides for a cash compensation plan that reflects the level established by the SkillSoft Corporation Board of Directors for the then current fiscal year. Mr. Nine's employment agreement with the Company provides that he will be paid a base salary of $200,000 per year to be reviewed for increases at least annually by the Board of Directors. In addition, Mr. Nine will be entitled to receive an annual performance bonus based on performance metrics established by the Board of Directors. Mr. Nine's employment is at-will, but if Mr. Nine's employment is terminated without cause or if he resigns with good reason, as defined in his employment agreement, he will be entitled to receive a payment equal to the sum of his base salary plus the then maximum performance bonus for a period of one year. In addition, if Mr. Nine is terminated without cause or if he resigns with good reason, he may elect to continue vesting of the options granted to him by the Company for a period of one year. The employment agreement also includes a covenant not to solicit employees and a covenant not to compete for a period extending until one year after the termination of his employment if Mr. Nine's termination is voluntary (other than for good reason) or the Company terminates him for cause.

      Mark A. Townsend's Employment Agreement. SkillSoft Corporation is a party to an employment agreement with Mark A. Townsend, dated January 12, 1998. Under the terms of the employment agreement, Mr. Townsend is entitled to receive a base salary of $145,000, which may be increased in accordance with SkillSoft Corporation's regular salary review practices. Mr. Townsend is also entitled to participate in any bonus plans that SkillSoft Corporation may establish for its senior executives. Either SkillSoft Corporation or Mr. Townsend may terminate the employment agreement at will for any reason upon three months' prior notice in the case of termination by SkillSoft Corporation, or upon two months' prior notice in the case of termination by Mr. Townsend. In addition, in the event of such a termination, Mr. Townsend's stock options will continue to vest and be exercisable if he performs consulting services for SkillSoft Corporation of up to ten hours per week during the six months following termination.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      During the fiscal year ended January 31, 2004, the members of the Compensation Committee of the Company's Board of Directors were Messrs. Krzywicki, Coleman, who served until his resignation on January 31, 2004, and Gross (Chair). No executive officer of the Company has served as a director or member of the compensation committee of any other entity whose executive officers served as a director or member of the Company's Compensation Committee.

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

      On initial election to the Board of Directors, each new non-employee director receives an option to purchase 25,000 ordinary shares under the Company's 2001 Outside Director Option Plan (the "Director Plan"). Each non-employee director who has been a director for at least six months receives an option to purchase 10,000 ordinary shares on January 1st of each year. All options granted under the Director Plan have a term of ten years and an exercise price equal to fair market value of the ordinary shares on the date of grant. Each option becomes exercisable as to 25% of the shares subject to the option on each anniversary of the date of grant, provided the non-employee director remains a director on such dates. Upon exercise of an option, the non-employee director may elect to receive his ordinary shares in the form of ADSs. After termination as a non-employee director, an optionee may exercise an option during the period set forth in his option agreement. If termination is due to death or disability, the option will remain exercisable for 12 months. In all other cases, the option will remain exercisable for a period of three months. However, an option may never be exercised later than the expiration of its ten-year term. A non-employee director may not transfer options granted under the Director Plan other than by will or the laws of descent and distribution. Only the non-employee director may exercise the option during his lifetime. In the event of the Company's merger with or into another corporation or a sale of substantially all of the Company's assets, the successor corporation may assume, or substitute a new option in place of, each option. If such assumption or substitution occurs, the options will continue to be exercisable according to the same terms as before the merger or sale of assets. Following such assumption or substitution, if a non-employee director is terminated other than by voluntary resignation, the option will become fully exercisable and generally will remain exercisable for a period of three months. If the outstanding options are not assumed or substituted for, the Board of Directors will notify each non-employee director that he has the right to exercise the option as to all shares subject to the option for a period of 30 days following the date of the notice. The option will terminate upon the expiration of the 30-day period. Unless terminated sooner, the Director Plan will automatically terminate in 2011. The Board of Directors has the authority to amend, alter, suspend, or discontinue the Director Plan, but no such action may adversely affect any grant previously made under the Director Plan.

      On March 4, 2004, Mr. Meagher was granted an option to purchase 25,000 ordinary shares at an exercise price of $10.75 per share reflecting his appointment to the Board of Directors in March 2004. On January 1, 2004, Messrs. Coleman, Edelstein, Gross, Krzywicki and Dr. von Prondzynski were each granted an option to purchase 10,000 ordinary shares at an exercise price of $8.65 per share. Each option granted to a non-employee director was in accordance with the terms of the Director Plan described above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information as of April 30, 2004 with respect to the beneficial ownership of the Company's ADSs by:

      - each person known to the Company to own beneficially more than 5% of the Company's outstanding securities;

      -     each director;

      -     each of the Named Executive Officers; and

      - the current directors and executive officers of the Company as a group.

      The number of ADSs beneficially owned by each 5% shareholder, director or executive officer is determined under rules of the SEC. Under such rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any ADSs representing the ordinary shares which the individual has the right to acquire on or before June 29, 2004 through the exercise of share options, and any reference in the footnotes to this table to shares subject to share options refers only to share options that are so exercisable. For purposes of computing the percentage of outstanding ADSs held by each person or entity, any shares which that person or entity has the right to acquire on or before June 29, 2004, are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, each person or entity has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

      As of April 30, 2004, the Company had approximately 104,747,690 ordinary shares outstanding. The shareholders of the Company may elect to hold their respective shares of the Company's outstanding securities in the form of ordinary shares or ADSs. In addition, holders of options to purchase ordinary shares of the Company may, upon exercise of their options, elect to receive such ordinary shares in the form of ADSs. The 5% shareholders, directors and executive officers identified in the following table hold their respective shares of the Company's outstanding securities in the form of ADSs.

                                                                       AMOUNT AND NATURE OF
                                                                       BENEFICIAL OWNERSHIP
                  NAME AND ADDRESS                             -----------------------------------
                OF BENEFICIAL OWNER                                  ADSs         PERCENTAGE OWNED
                -------------------                            ----------------   ----------------
5% Shareholders
Warburg, Pincus Ventures, L.P. (1) .........................         13,279,987               12.7%
Columbia Wanger Asset Management, L.P. (2) .................         12,225,000               11.7%
Cramer Rosenthal McGlynn, LLC (3) ..........................          5,081,700                4.8%
Transamerica Investment Management, LLC (4) ................          4,983,069                4.8%

Directors
Stewart K.P. Gross (5) .....................................         13,286,237               12.7%
Charles E. Moran (6) .......................................          2,277,857                2.2%
Gregory M. Priest (7) ......................................          1,703,025                1.6%
James S. Krzywicki (8) .....................................            129,250                  *
Ferdinand von Prondzynski (9) ..............................             35,010                  *
P. Howard Edelstein ........................................              6,250                  *
William F. Meagher, Jr .....................................                 --                 --
Named Executive Officers
Mark A. Townsend (10) ......................................            991,925                  *
Jerald A. Nine (11) ........................................            870,178                  *
Colm M. Darcy (12) .........................................            107,054                  *
All current directors and executive officers as a group (11)
persons) ...................................................         20,167,601               18.5%

--------------------------------
*Less than 1%

      (1) On September 16, 2002, Warburg Pincus Ventures, L.P. ("WPV"), Warburg Pincus & Co. ("WP") and Warburg Pincus LLC ("WP LLC") filed a Schedule 13D with the SEC reporting beneficial ownership and shared voting and dispositive power with respect to 13,279,987 ADSs, consisting of shares beneficially owned by WPV, WP and WP LLC; the following information is reported in reliance on such filing. WP is the sole general partner of WPV. WPV is managed by WP LLC. The address for WPV is 466 Lexington Avenue, 10th Floor, New York, New York 10017-3147.

      (2) On February 13, 2004, Columbia Wanger Asset Management, L.P. ("WAM"), WAM Acquisition GP, Inc. ("WAM GP") and Columbia Acorn Trust ("Acorn") filed Amendment No. 3 to Schedule 13G with the SEC reporting beneficial ownership and shared voting and dispositive power with respect to 12,225,000 ADSs for WAM and WAM GP and 9,900,000 ADSs for Acorn, consisting of shares beneficially owned by WAM, WAM GP and Acorn; the following information is reported in reliance on such filing. WAM is an Investment Adviser registered under section 203 of the Investment Advisors Act of 1940 and reports ADSs acquired on behalf of discretionary clients. Acorn is a discretionary client of WAM. WAM GP is the general partner of WAM. WAM, WAM GP and Acorn file jointly pursuant to a Joint Filing Agreement dated February 13, 2004 among WAM, WAM GP and Acorn. The address of WAM, WAM GP and Acorn is 227 West Monroe Street, Suite 3000, Chicago, Illinois 60606.

      (3) On February 6, 2004, Cramer Rosenthal McGlynn, LLC ("Cramer") filed Amendment No. 1 to Schedule 13G with the SEC reporting beneficial ownership with respect to 5,081,700 ADSs, consisting of 2,411,700 ADSs for which Cramer has sole voting power, 2,420,100 ADSs for which Cramer has sole dispositive power, 2,556,100 ADSs for which Cramer has shared voting power and 2,525,600 ADSs for which Cramer has shared dispositive power; the following information is reported in reliance on such filing. The Amendment No. 1 to Schedule 13G filing with the SEC was filed erroneously with respect to SkillSoft Corporation rather than SkillSoft PLC. Cramer is an Investment Adviser registered under section 203 of the Investment Advisors Act of 1940. The address of Cramer is 520 Madison Avenue, New York, New York 10022.

      (4) On December 30, 2003, Transamerica Investment Management, LLC ("TIM") filed Amendment No. 2 to Schedule 13G with the SEC reporting beneficial ownership and shared voting and dispositive power with respect to 4,983,069 ADSs; the following information is reported in reliance on such filing. The Amendment No. 2 to Schedule 13G filed with the SEC was filed erroneously with respect to SkillSoft Corporation rather than SkillSoft PLC. TIM is deemed to be the beneficial owner pursuant to separate arrangements whereby TIM acts as investment adviser to certain individuals and entities. The address of TIM is 1150 S. Olive Street, Los Angeles, California 90015.

      (5) Mr. Gross, a director of the Company, is a managing director and member of WP LLC and a general partner of WP. Mr. Gross disclaims beneficial ownership of these shares. See Note 1 of this table. Mr. Gross's address is c/o WPV, 466 Lexington Avenue, 10th Floor, New York, New York 10017-3147. Includes 6,250 ADSs issuable upon exercise of share options held by Mr. Gross.

      (6) Includes 763,805 ADSs issuable upon exercise of share options held by Mr. Moran, 11 ADSs held by Mr. Moran's wife, 2,367 ADSs held in a family trust of which Mr. Moran is a trustee, and 1,511,674 ADSs beneficially owned by Mr. Moran's wife, as trustee of various trusts for the benefit of Mr. Moran's children. Mr. Moran disclaims beneficial ownership of the shares held in trust.

      (7) Includes 1,691,866 ADSs issuable upon exercise of share options held by Mr. Priest.

      (8) Includes 126,250 ADSs issuable upon exercise of share options held by Mr. Krzywicki.

      (9) Includes 35,000 ADSs issuable upon exercise of share options held by Dr. von Prondzynski.

      (10) Includes 536,782 ADSs issuable upon exercise of share options held by Mr. Townsend and 59,185 ADSs beneficially owned by Mr. Townsend's wife as trustee of the MCM Trust. Mr. Townsend disclaims beneficial ownership of the shares held in trust.

      (11) Includes 417,473 ADSs issuable upon exercise of share options held by Mr. Nine and 392,652 ADSs held by Mr. Nine's wife as trustee of the Kimberly M. Nine Revocable Trust. Mr. Nine disclaims beneficial ownership of the shares held in trust.

      (12) Represents 107,054 ADSs issuable upon exercise of share options held by Mr. Darcy.

EQUITY COMPENSATION PLAN INFORMATION

      The following table provides information about the ordinary shares authorized for issuance under the Company's equity compensation plans as of January 31, 2004.

                                                   (a)                       (b)                          (c)
                                                                                              Number of shares remaining
                                                                                                 available for future
                                        Number of shares to be    Weighted-average exercise      issuance under equity
                                       issued upon exercise of      price of outstanding          compensation plans
                                         outstanding options,       options, warrants and        (excluding securities
          Plan category (1)              warrants and rights               rights              reflected in column (a))
------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved
    by security holders                        6,860,360(2)               $ 7.99(2)                     1,340,725

Equity compensation plans not
    approved by security holders               5,280,734(3)               $11.89                        6,798,361(4)
                                              ----------                  ------                        ---------

                Total                         12,141,094                  $ 9.68                        8,139,086

---------------

(1) This table excludes an aggregate of 10,547,334 ordinary shares issuable upon exercise of options that the Company assumed in connection with its merger with SkillSoft Corporation. The weighted average exercise price of the excluded options is $5.48 per share. The Company assumed the SkillSoft Corporation 1998 Stock Incentive Plan, 1999 Non-Employee Director Stock Option Plan, 2001 Stock Incentive Plan and Books24x7.com, Inc. 1994 Stock Option Plan only insofar as they related to options outstanding under the plans at the time of the merger, and the Company may not grant any future options under any of the plans.

(2) Excludes ordinary shares issuable under the Company's 1995 Employee Stock Purchase Plan in connection with the current offering period; such ordinary shares are included in column (c).

(3) Consists of 5,271,864 ordinary shares subject to outstanding options under the Company's 1996 Supplemental Stock Plan (the "1996 Plan"), 5,593 ordinary shares subject to outstanding options under the ForeFront Group, Inc. Amended and Restated 1996 Stock Option Plan (the "ForeFront 1996 Plan"), 2,667 ordinary shares subject to outstanding options under the Knowledge Well Group Limited 1998 Share Option Plan (the "Knowledge

      Well Group 1998 Plan") and 610 ordinary shares subject to outstanding options under the Knowledge Well Limited 1998 Share Option Plan (the "Knowledge Well 1998 Plan").

(4) Consists of 5,603,022 ordinary shares available for issuance under the 1996 Plan, 2 ordinary shares available for issuance under the ForeFront Group, Inc. 1996 Non-employee Director's Stock Option Plan (the "ForeFront 1996 Director Plan"), 337,230 ordinary shares available for issuance under the ForeFront 1996 Plan, 624,448 ordinary shares available for issuance under the Knowledge Well Group 1998 Plan and 233,659 ordinary shares available for issuance under the Knowledge Well 1998 Plan.

      A description of the material terms of the 1996 Plan, the ForeFront 1996 Director Plan, the ForeFront 1996 Plan, the Knowledge Well 1998 Plan and the Knowledge Well Group 1998 Plan is included in Note 9 to the Company's consolidated financial statements filed as part of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2004, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

FEES BILLED FOR SERVICES RENDERED BY ERNST & YOUNG

      The following table summarizes the fees of Ernst & Young billed to the Company for each of the last two fiscal years for audit services and billed to the Company in each of the last two fiscal years for other SERVICES:

                                  FISCAL YEAR          FISCAL YEAR
                               ENDED JANUARY 31,     ENDED JANUARY 31,
       FEE CATEGORY                  2004                  2003
       ------------                  ----                  ----
Audit Fees (1) ............   $        5,458,600    $        1,835,000
Audit-Related Fees (2) ....   $           44,000    $        1,762,000
Tax Fees (3) ..............   $        1,161,500    $          405,000
All Other Fees (4) ........   $            3,500    $               --
    Total Fees ............   $        6,667,600    $        4,002,000

      (1) Audit fees consist of fees for the audit of the Company's financial statements, the review of the interim financial statements in the Company's quarterly reports on Form 10-Q, the audit of the restatement of the historical SmartForce financial statements and other professional services provided or accrued for in connection with statutory and regulatory filings or engagements for the fiscal years ended January 31, 2004 and January 31, 2003.

      (2) Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of the Company's financial statements and which are not reported under "Audit Fees." These services relate to account consultations and employee benefit audits.

      (3) Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to preparation of original and amended tax returns and claims for refunds, accounted for $578,000 of the total tax fees billed in the fiscal year ended January 31, 2004 and $94,000 of the total tax fees billed in the fiscal year ended January 31, 2003. Tax advice and tax planning services relate to a transfer pricing analysis, tax advice, assistance with tax audits and appeals, tax advice related to mergers and acquisitions, employee benefit plans and requests for rulings or technical advice for taxing authorities.

      (4) All other fees for the fiscal year ended January 31, 2004 consist of corporate secretarial services.

PRE-APPROVAL POLICIES AND PROCEDURES

      The Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by the Company's independent auditor. This policy generally provides that the Company will not engage its independent auditor to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.

      From time to time, the Audit Committee may pre-approve specified types of services that are expected to be provided to the Company by its independent auditor during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

      The Audit Committee has also delegated to the Chair of the Audit Committee the authority to approve any audit or non-audit services to be provided to the Company by its independent auditor. Any approval of services by a member of the Audit Committee pursuant to this delegated authority is reported on at the next meeting of the Audit Committee.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(c) Exhibits. The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding such exhibits, and are incorporated herein by reference.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SKILLSOFT PUBLIC LIMITED COMPANY
                                  (Registrant)

                                  By: /s/ Charles E. Moran
                                      ----------------------------
                                      Charles E. Moran, President
                                      and Chief Executive Officer

Date: May 27, 2004

                                  EXHIBIT INDEX

EXHIBIT NO.                                 TITLE
-----------                                 -----
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

EXHIBIT NO.                                 TITLE
-----------                                 -----
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

EXHIBIT NO.                                 TITLE
-----------                                 -----
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

10.27+**     Indemnification Agreement, dated March 4, 2004, by and between
             SkillSoft Corporation and William Meagher.

21.1+        List of Significant Subsidiaries.

23.1+        Consent of Ernst & Young LLP.

EXHIBIT NO.                                 TITLE
-----------                                 -----
23.2+        Information Regarding Consent of Arthur Andersen LLP.

31.1+ Certification of SkillSoft PLC's Chief Executive Officer pursuant to Rule 13a-14(a)/ Rule 15(d)-14(a) under the Securities Exchange
             Act of 1934 (regarding Annual Report on Form 10-K for the fiscal year ended January 31, 2004).

31.2+ Certification of SkillSoft PLC's Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15(d)-14(a) under the Securities Exchange
             Act of 1934 (regarding Annual Report on Form 10-K for the fiscal year ended January 31, 2004).

31.3* Certification of SkillSoft PLC's Chief Executive Officer pursuant to Rule 13a-14(a)/ Rule 15(d)-14(a) under the Securities Exchange
             Act of 1934 (regarding Amendment No. 1 on Form 10-K/A).

31.4* Certification of SkillSoft PLC's Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15(d)-14(a) under the Securities Exchange
             Act of 1934 (regarding Amendment No.1 on Form 10-K/A).

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

---------------

  + Previously filed with Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2004.

  *      Filed herewith.

 ** Denotes management or compensatory plan or arrangement required to be filed by registrant pursuant to Item 15(c) of this report on Form 10-K.

*** Confidential treatment requested for certain portions, which portions have been separately filed with the Securities and Exchange Commission.