Form 10-Q
period 2004-04-30
SKILLSOFT PUBLIC LIMITED CO
filed 2004-06-09
CIK 940181

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2004

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

On May 31, 2004, the registrant had outstanding 105,310,077 Ordinary Shares (issued or issuable in exchange for the registrant's outstanding American Depository Shares).

                                  SKILLSOFT PLC

                                    FORM 10-Q
                      FOR THE QUARTER ENDED APRIL 30, 2004
                                      INDEX

                                                                                    PAGE NO.
PART I  - FINANCIAL INFORMATION

Item 1.       Condensed Consolidated Financial Statements: .....................       3
              Condensed Consolidated Balance Sheets as of April 30, 2004 and
              January 31, 2004 .................................................       3
              Condensed Consolidated Statements of Operations for the Three
              Months Ended April 30, 2004 and 2003 .............................       4
              Condensed Consolidated Statements of Cash Flows for the Three
              Months Ended April 30, 2004 and 2003 .............................       5
              Notes to Condensed Consolidated Financial Statements .............       6

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations ............................................      16

Item 3.       Quantitative and Qualitative Disclosure about Market Risk ........      31

Item 4.       Controls and Procedures ..........................................      31

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings ................................................      33

Item 2.       Changes in Securities, Use of Proceeds and Issuer Purchases of
              Equity Securities ................................................      33

Item 3.       Defaults Upon Senior Securities ..................................      33

Item 4.       Submission of Matters to a Vote of Security Holders ..............      33

Item 5.       Other Information ................................................      33

Item 6.       Exhibits and Reports on Form 8-K .................................      34

SIGNATURES .....................................................................      35

                                     PART I

ITEM 1. - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         SKILLSOFT PLC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
            (UNAUDITED, IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                                 APRIL 30,    JANUARY 31,
                                                                                   2004          2004
ASSETS
Current assets:
   Cash and cash equivalents                                                     $  60,790     $  42,866
   Short-term investments                                                           20,690        18,474
   Restricted cash                                                                  25,000        25,044
   Accounts receivable, net                                                         44,577        72,775
   Prepaid expenses and other current assets                                        21,215        24,759
                                                                                 ---------     ---------
Total current assets                                                               172,272       183,918
Property and equipment, net                                                          7,163         6,447
Acquired intangible assets, net                                                     23,323        25,745
Goodwill                                                                           124,675       125,878
Long-term investments                                                                  261           266
Other assets                                                                            73           124
                                                                                 ---------     ---------
Total Assets                                                                     $ 327,767     $ 342,378
                                                                                 =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                              $   5,061     $   6,588
   Accrued expenses                                                                 78,094        92,117
   Deferred revenue                                                                118,349       134,328
                                                                                 ---------     ---------
Total current liabilities                                                          201,504       233,033
Long term liabilities                                                               22,510        23,587
Stockholders' equity:
      Ordinary Shares, E0.11 par value: 250,000,000 shares authorized at April
      30, 2004 and January 31, 2004, respectively; 104,767,535 and 101,857,714 shares issued and outstanding at April 30, 2004 and
      January 31, 2004, respectively                                                11,424        11,031
      Additional paid-in capital                                                   552,372       538,493
      Accumulated deficit                                                         (457,713)     (460,916)
      Deferred compensation                                                         (2,200)       (2,404)
      Accumulated other comprehensive income                                          (130)         (446)
                                                                                 ---------     ---------
Total stockholders' equity                                                         103,753        85,758
                                                                                 ---------     ---------
Total liabilities and stockholders' equity                                       $ 327,767     $ 342,378
                                                                                 =========     =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         SKILLSOFT PLC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (UNAUDITED, IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                THREE MONTHS ENDED
                                                                     April 30,
                                                         --------------------------------
                                                              2004              2003
                                                         --------------    --------------
Revenue                                                  $       52,817    $       43,613
Cost of revenue                                                   5,078             5,497
                                                         --------------    --------------
   Gross profit                                                  47,739            38,116
Operating expenses:
   Research and development                                       9,444            12,782
   Selling and marketing                                         24,362            23,347
   General and administrative                                     6,054             6,684
   Litigation settlement                                             --             2,250
   Amortization of intangible assets                              2,422             2,406
   Amortization of stock-based compensation (1)                     348               490
   Restructuring and other non-recurring charges                    585             6,552
                                                         --------------    --------------
Total operating expenses                                         43,215            54,511
                                                         --------------    --------------
Operating income/(loss)                                           4,524           (16,395)
   Other income/(expense), net                                     (179)                4
   Interest income, net                                             123               363
   Gain on sale of investments, net                                  --             3,682
                                                         --------------    --------------
Income/(loss) before provision for income taxes                   4,468           (12,346)
   Provision for income taxes                                     1,265               229
                                                         --------------    --------------
   Net income/(loss)                                     $        3,203    $      (12,575)
                                                         ==============    ==============
Net income/(loss) per share (Note 9):
   Basic                                                 $         0.03    $        (0.13)
                                                         ==============    ==============
   Basis weighted average common shares outstanding         103,163,380        99,599,477
                                                         ==============    ==============
   Diluted                                               $         0.03    $        (0.13)
                                                         ==============    ==============
   Diluted weighted average common shares outstanding       110,392,610        99,599,477
                                                         ==============    ==============

(1) The following summarizes the departmental allocation of the stock-based compensation

                              THREE MONTHS ENDED
                                   April 30,
                              -------------------
                                2004       2003
                              -------    --------
Cost of revenue               $    --    $      1
Research and development           79         123
Selling and marketing             256         173
General and administrative         13         193
                              -------    --------
                              $   348    $    490
                              =======    ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         SKILLSOFT PLC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                      THREE MONTHS ENDED
                                                                           APRIL 30,
                                                                  -------------------------
                                                                     2004           2003
                                                                  ----------      ---------
Cash flows from operating activities:
  Net income/(loss)                                               $    3,203      $ (12,575)
Adjustments to reconcile net income/(loss) to net
cash provided by/(used in) operating activities -
     Stock-based compensation                                            348            490
     Depreciation and amortization                                     1,293          2,412
     Amortization of intangible assets                                 2,422          2,406
     Provision for bad debts                                             (62)           437
     Provision for income tax - non-cash                               1,124             --
     Realized gain on sale of investments                                 --         (3,618)
Changes in current assets and liabilities:
     Accounts receivable, net                                         27,913         18,060
     Prepaid expenses and other current assets                         3,430            640
     Accounts payable                                                 (1,431)            (3)
     Accrued expenses                                                (14,381)       (10,153)
     Deferred revenue                                                (15,189)        (3,364)
                                                                  ----------      ---------
        Net cash provided by/(used in) operating activities            8,670         (5,268)
Cash flows from investing activities:
     Purchases of property and equipment                              (2,225)          (239)
     Purchases of investments                                        (16,726)       (44,941)
     Maturity of investments                                          14,508         50,262
     Sale of investments                                                  --          6,119
     Other assets                                                         --              4
                                                                  ----------      ---------
        Net cash (used in)/provided by investing activities           (4,443)        11,205
Cash flows from financing activities:
     Proceeds from exercise of stock options and
     employee stock purchase plan                                     14,127             --
                                                                  ----------      ---------
        Net cash provided by financing activities                     14,127             --
Effect of exchange rate changes on cash and cash
Equivalents                                                             (430)           231
                                                                  ----------      ---------
Net increase in cash and cash equivalents                             17,924          6,168
Cash and cash equivalents, beginning of period                        42,866         45,990
                                                                  ----------      ---------
Cash and cash equivalents, end of period                          $   60,790      $  52,158
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

2. BASIS OF PRESENTATION

The accompanying, unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the condensed consolidated financial statements reflect all material adjustments (consisting only of those of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of April 30, 2004, the results of its operations for the three months ended April 30, 2004 and 2003 and its cash flows for the three months ended April 30, 2004 and 2003. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2004. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

3. CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND INVESTMENTS

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. At April 30, 2004 and January 31, 2004, cash equivalents consisted mainly of commercial paper, short-term notes and money market funds. The Company considers the cash held in certificates of deposit with a commercial bank to secure its line of credit to be restricted cash. The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115). Under SFAS No. 115, securities that the Company does not intend to hold to maturity are reported at market value, and are classified as available-for-sale. At April 30, 2004, the Company's investments had an average maturity of approximately 75 days. These investments are classified as current assets in the accompanying consolidated balance sheets as they mature within one year.

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

The Company primarily derives revenue from license agreements under which customers license its products and services. The pricing for the Company's courses varies based upon the number of course titles or the courseware bundle licensed by a customer, the number of users within the customer's organization and the length of the license agreement (generally one, two or three years). The Company's license agreements permit customers to exchange course titles, generally on the contract anniversary date. Additional product features, such as hosting and on-line mentoring services, are separately licensed for an additional fee.

The pricing for the Company's SkillChoice multi-modal learning (SMML) licenses varies based on the choice of SMML, content offering selected by the customer, the number of users within the customer's organization and the length of the license agreement. A SMML license provides customers access to a full range of learning products including courseware, Referenceware, simulations, mentoring and prescriptive assessment.

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

The Company recognizes revenue on Referenceware and SMML licenses ratably over the term of the agreement, which matches the period the future products or services are delivered.

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

The Company provides professional services, including instructor led training, customized content, websites, and implementation services. The Company recognizes professional service revenue as the services are performed.

The Company records as deferred revenue amounts that have been billed in advance of products or services provided. Deferred revenue includes the unrecognized portion of revenue associated with license fees for which the Company has received payment or for which amounts have been billed and are currently due for payment in 90 days or less for resellers and 180 days or less for direct customers. In addition, deferred revenue includes amounts which have been billed and not collected for which revenue is being recognized ratably over the license period.

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

SFAS No. 123 requires the measurement of the fair value of stock options to employees to be included in the statements of operations or disclosed in the notes to financial statements. The Company elected the disclosure-only alternative under SFAS No. 123, which requires disclosure of the pro forma effects on earnings as if the fair-value-based method of accounting under SFAS No. 123 had been adopted, as well as certain other information. In accordance with SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" (SFAS No. 148), the Company has computed the pro forma disclosures required under SFAS No. 123 for options granted using the Black-Scholes option-pricing model prescribed by SFAS No. 123. The weighted average information and assumptions used for the grants were as follows:

                                                      THREE MONTHS ENDED
                                                           APRIL 30,
                                                  ---------------------------
                                                      2004            2003
                                                  ------------     ----------
Risk-free interest rates                          3.31% - 3.89%    3.34%-3.60%
Expected dividend yield                                --              --
Volatility factor                                     91%             102%
Expected lives                                      7 years          7 years
Weighted average fair value of options granted    $  9.61          $  2.31
Weighted average remaining contractual life of
options outstanding                                7.55 years      8.15 years

Had compensation expense for its plans been determined consistent with SFAS No. 123, the Company's net income/(loss) and basic and diluted net income/(loss) per share would have been increased to the following pro forma amounts (in thousands, except per share data):

                                                      THREE MONTHS ENDED
                                                            APRIL 30,
                                                    -----------------------
                                                       2004          2003
                                                    ----------    ---------
Net income/(loss) --
   As reported                                      $    3,203    $ (12,575)
     Add: Stock-based compensation expense
     recognized under APB No. 25                           348          490
     Less: Total stock-based compensation expense
     determined under fair value based method for
     all awards                                         (6,233)      (7,738)
                                                    ----------    ---------
   Pro forma net loss                               $   (2,682)   $ (19,823)
                                                    ==========    =========
Basic and diluted net income/(loss) per share --
   As reported                                      $     0.03    $   (0.13)
                                                    ==========    =========
   Pro forma net loss                               $    (0.03)   $   (0.20)
                                                    ==========    =========

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

The reductions in employee headcount totaled approximately 632 employees from the administrative, sales, marketing and development functions, and amounted to a charge of approximately $14.4 million. Approximately $11.8 million was paid out against the exit plan accrual through April 30, 2004, and the remaining amount of $2.6 million, net of adjustments, is expected to be paid by January 2005.

In connection with the exit plan, the Company decided to abandon or downsize certain leased facilities. For the year ended January 31, 2003, facilities consolidation charges of $12.7 million, consisting of sublease losses, broker commissions and other facility costs, were recorded in connection with the downsizing and closing of sites. As part of the plan, 11 sites have been vacated and 4 sites have been downsized. To determine the sublease loss, which is the loss after the Company's cost recovery efforts from subleasing the building, certain assumptions were made related to the (1) time period over which the property will remain vacant, (2) sublease terms and (3) sublease rates. The lease loss is an estimate under SFAS No. 5 "Accounting for Contingencies" (SFAS no. 5). In the year ended January 31, 2004, the Company revised certain of its estimates made in connection with the original purchase price pertaining to unoccupied facilities under lease as a result of the Merger. This adjustment to the exit plan accrual falls within the one year purchase price allocation period prescribed by SFAS No. 141 "Business Combinations" (SFAS No. 141). The net present value of these obligations was approximately $14.5 million.

During the three months ended April 30, 2004, activity in the Company's merger and exit costs, which are included in accrued expenses (see Note 14) and long-term liabilities, was as follows (in thousands):

                              EMPLOYEE
                            SEVERANCE AND    CLOSEDOWN OF
                            RELATED COSTS     FACILITIES       OTHER         TOTAL
                            -------------    ------------    ----------    ----------
Merger and exit accrual
January 31, 2004             $    2,831       $    9,073     $      484    $   12,388
Payments made during the
three months ended
April 30, 2004                     (241)          (1,035)           (38)       (1,314)
                             ----------       ----------     ----------    ----------
Merger and exit
accrual April 30, 2004       $    2,590       $    8,038     $      446    $   11,074
                             ==========       ==========     ==========    ==========

The Company anticipates that the remainder of the merger and exit accrual will be paid out by October 2011 as follows (in thousands):

Year ended January 31, 2005       $   5,605
Year ended January 31, 2006           1,728
Year ended January 31, 2007           1,105
Year ended January 31, 2008           1,099
Thereafter                            1,537
                                  ---------
Total                             $  11,074
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

During the three months ended April 30, 2004, the Company recorded and paid an additional $147,000 of restructuring and non-recurring charges related to further restructuring of the pre-Merger SmartForce PLC operations. These restructuring costs included additional compensation to pre-Merger SmartForce PLC employees as well as additional facilities obligations as a result of the Merger. During the three month period ended April 30, 2004, activity in the Company's restructuring accrual related to the Merger was as follows (in thousands):

                                          EMPLOYEE SEVERANCE    CONTRACTUAL
                                           AND RELATED COSTS    OBLIGATIONS       TOTAL
                                          ------------------    ------------    ----------
Restructuring accrual
 January 31, 2004                            $       --          $       84     $       84
Restructuring charge for the quarter
ended April 30, 2004                                 53                  94            147
Payments made during the quarter ended
April 30, 2004                                      (53)                (94)          (147)
                                             ----------          ----------     ----------
Restructuring provision April 30, 2004       $       --          $       84     $       84
                                             ==========          ==========     ==========

The Company anticipates that the remainder of the restructuring accrual will be paid out by January 2005.

The restructuring charges for the three months ended April 30, 2004 would have been allocated as follows had the Company recorded the expense within the functional department of the restructured activities (in thousands):

                              THREE MONTHS ENDED
                                APRIL 30, 2004
                              ------------------
Cost of sales                      $     --
Research and development                  9
Sales and marketing                      44
General and administrative               94
                                   --------
Total                              $    147
                                   ========

Consistent with the Company's accounting policy and historical treatment regarding annual audit fees, the Company accrued the estimated audit fees related to the restatement of the historical SmartForce PLC financial statements, the acquired business, in the year ended January 31, 2003. All other costs associated with the restatement, the resulting SEC investigation, and the 2002 shareholder lawsuit are expensed as the work is performed. For the three months ended April 30, 2004, the Company recorded $438,000 in expenses related to the re-filing of statutory tax returns as a result of the restatement of the historical SmartForce PLC financial statements and the ongoing SEC investigation. For the three months ended April 30, 2003, the Company recorded $5.4 million in expenses related to the restatement, consisting primarily of professional fees, including legal, accounting and other consulting fees.

7. GOODWILL AND INTANGIBLE ASSETS

On February 1, 2002, the Company adopted SFAS No. 142, which requires companies to discontinue amortizing goodwill and certain intangible assets with indefinite useful lives and requires an annual review for impairment. The non-amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. The Company's goodwill and intangible assets relate to both the Merger and its acquisitions of Books and GoTrain Corp. (GoTrain), which were accounted for in accordance with the non-amortization provisions of SFAS No.
142. Therefore, there is no impact on the comparability of the accompanying condensed consolidated statements of operations as a result of discontinuing the amortization of goodwill.

Goodwill and intangible assets were as follows (in thousands):

                                       APRIL 30, 2004                        JANUARY 31, 2004
                            ------------------------------------   -----------------------------------
                              GROSS                       NET        GROSS                      NET
                            CARRYING     ACCUMULATED   CARRYING    CARRYING     ACCUMULATED   CARRYING
                             AMOUNT     AMORTIZATION    AMOUNT      AMOUNT     AMORTIZATION    AMOUNT
                            ---------   ------------   ---------   ---------   ------------   --------
Internally developed
software/courseware         $  26,610    $ 11,352      $  15,258   $  26,610     $ 9,612      $ 16,998
Customer contracts             13,018       5,853          7,165      13,018       5,171         7,847
Trademarks and trade name         900          --            900         900          --           900
                            ---------    --------      ---------   ---------     -------      --------
                               40,528      17,205         23,323      40,528      14,783        25,745
Goodwill                      124,675          --        124,675     125,878          --       125,878
                            ---------    --------      ---------   ---------     -------      --------
                            $ 165,203    $ 17,205      $ 147,998   $ 166,406     $14,783      $151,623
                            =========    ========      =========   =========     =======      ========

Customer contracts are existing contracts that relate to underlying customer relationships pertaining to the services provided by the acquired company. The Company expects to amortize the fair value of customer contracts on an accelerated basis over a weighted average estimated useful life. Internally developed software/courseware relates to the Books platform, GoTrain content and platform, and the SmartForce PLC content. Course content includes courses in both soft skills and information technology. All courseware is deployable via the Internet or corporate intranets.

The change in goodwill at April 30, 2004 from the amount recorded at January 31, 2004 was due to collections of accounts receivable in excess of the estimated realizable value at the purchase date and the company's utilization of net operating loss carryforwards obtained as part of the Merger.

Amortization expense for the three months ended April 30, 2004 and April 30, 2003 was as follows (in thousands):

                       THREE MONTHS ENDED   THREE MONTHS ENDED
                         APRIL 30, 2004       APRIL 30, 2003
                       ------------------   ------------------
Internally developed
software/courseware         $  1,740            $  1,613
Customer contracts               682                 793
                            --------            --------
                            $  2,422            $  2,406
                            ========            ========

Amortization expense for the next five fiscal years is expected to be as follows (in thousands):

FISCAL YEAR   AMORTIZATION EXPENSE
-----------   --------------------
    2005          $    9,574
    2006               8,592
    2007               5,345
    2008               1,321
    2009                  13

The Company will be conducting its annual impairment test of goodwill in the fourth quarter of the fiscal year ending January 31, 2005.

8. COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, "Reporting Comprehensive Income", requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period resulting from transactions, other events and circumstances related to non-owner sources. The components of comprehensive income (loss) for the three months ended April 30, 2004 and 2003 were as follows (in thousands):

                                                            THREE MONTHS ENDED
                                                                 APRIL 30,
                                                          ----------------------
                                                            2004          2003
                                                          --------     ---------
Comprehensive income/(loss):
  Net income/(loss)                                       $  3,203     $ (12,575)
Other comprehensive income/(loss) -
  Foreign currency adjustment                                  320           (18)
  Unrealized holding (losses)/gains during the period           (4)          158
  Less: reclassification adjustment for gains
  included in net income / (loss)                               --        (1,984)
                                                          --------     ---------
Comprehensive income / (loss)                             $  3,519     $ (14,419)
                                                          ========     =========

9. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share was computed using the weighted average number of shares outstanding during the period. Diluted net income (loss) per share was computed by giving effect to all dilutive potential shares outstanding. Basic and diluted net loss per share for the three months ended April 30, 2003 are the same as outstanding options, and unvested restricted shares, which aggregated 24,958,985 shares, are antidilutive as the Company recorded a net loss for the period. The weighted average number of shares outstanding used to compute basic net income/(loss) per share and diluted net income/(loss) per share was as follows:

                                                             THREE MONTHS ENDED
                                                                  APRIL 30,
                                                          ------------------------
                                                              2004         2003
                                                          -----------   ----------
Basic weighted average shares outstanding                 103,163,380   99,599,477

Effect of dilutive shares outstanding                       7,229,230           --
                                                          -----------   ----------
Weighted average common shares outstanding, as adjusted   110,392,610   99,599,477
                                                          ===========   ==========

10. INCOME TAXES

The Company operates as a holding company with operating subsidiaries in several countries, and each subsidiary is taxed based on the laws of the jurisdiction in which it operates.

The Company has significant net operating loss (NOL) carryforwards, which are subject to potential limitations based upon change in control provisions of
Section 382 of the Internal Revenue Code.

The provision for income taxes in the three months ended April 30, 2004 was approximately $1.3 million. Of this amount, $1.1 million relates to the utilization of acquired NOL carryforwards which do not alleviate tax burden in the statement of operations. The $1.1 million does not require cash payments to the taxing authorities. In addition, there is income generated in foreign countries, which cannot be offset through NOL carryforwards.

11. COMMITMENTS AND CONTINGENCIES

See Part II - Item 1, entitled "Legal Proceedings," for a description of material litigation involving the Company.

12. DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE

The Company follows the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 established standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to shareholders. SFAS No. 131 also established standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions of how to allocate resources and assess performance. The Company's chief operating decision makers, as defined under SFAS No. 131, are the Chief Executive Officer and the Chief Financial Officer. Prior to the Merger, the Company had viewed its operations and managed its business as principally one operating segment. Subsequent to the Merger, the Company has viewed its operations and manages its business as principally two operating segments -- SkillChoice multi-modal learning and retail certification.

Revenue for the three months ended April 30, 2004 for the SkillChoice multi-modal learning and retail certification segments was approximately $48.2 million and $4.6 million, respectively. Revenue for the three months ended April 30, 2003 for the SkillChoice multi-modal learning and retail certification segments was approximately $41.3 million and $2.3 million, respectively. Net income for the three months ended April 30, 2004 for the SkillChoice multi-modal learning and retail certification segments was approximately $3.1 million and $0.1 million, respectively. Net (loss) for the three months ended April 30, 2003 for the SkillChoice multi-modal learning and retail certification segments was approximately ($11.1) million and ($1.5) million, respectively.

The Company attributes revenues to different geographical areas on the basis of the location of the customer. Revenues by geographical area for the three month periods ended April 30, 2004 and 2003 were as follows (in thousands):

                             THREE MONTHS ENDED
                                  APRIL 30,
                          -----------------------
                             2004         2003
                          ----------   ----------
Revenue:
  United States           $   40,922   $   36,640
  United Kingdom               4,279        1,962
  Canada                       2,037          945
  Europe, excluding UK         2,463        3,347
  Australia/New Zealand        1,747          616
  Other                        1,369          103
                          ----------   ----------
    Total revenue         $   52,817   $   43,613
                          ==========   ==========

Long-lived tangible assets at international facilities are not significant.

13. OTHER MATTERS

In March 2004, the Company reached a settlement of the class action litigation filed in 2002, which alleged the Company misrepresented or omitted to state material facts in its SEC filings and press releases regarding its revenues and earnings and failed to correct such false and misleading SEC filings and press releases, which are alleged to have artificially inflated the price of the Company's ADSs. Under the terms of the settlement, the Company has agreed to pay $30.5 million, with one-half paid soon after preliminary approval by the court, and the second-half to be paid in fiscal 2006. The Company is in discussions with its insurers and hopes they will contribute a portion of the settlement amount. The settlement is subject to court approval. The Company has recorded the aggregate settlement as a charge in our fiscal 2004 fourth quarter; any reimbursement from our insurers will be recorded in the period in which it is finalized.

In June 2003, the Company reached an agreement with IP Learn relating to an alleged infringement of certain patent related matters. Under the terms of the agreement, the Company made a cash payment and issued ordinary shares (which will be represented by restricted ADSs) to IP Learn. The Company has recorded an expense of $2,250,000, which is net of expected insurance proceeds, in general and administrative expenses as of April 30, 2003. The cash payment due by the Company under this agreement was paid in the quarter ended July 31, 2003 and the shares to be issued under the agreement were issued in the quarter ended October 31, 2003.

On July 21, 2003, the Company entered into a settlement agreement with NETg relating to patent infringement, which resulted in a final dismissal and termination of the NETg litigation. Under the terms of the settlement agreement, the Company has agreed to pay a total of $44,000,000 in two equal installments of $22,000,000. The Company made the first payment of $22,000,000 on July 25, 2003. The second payment of $22,000,000 is due July 21, 2004. The Company expensed this settlement in the three months ended July 31, 2003.

On December 1, 2003, the Company agreed to settle the securities class action lawsuit filed against it, one of its subsidiaries and certain of its former and current officers and directors in 1998. The lawsuit, which was filed in the United States District Court for the Northern District of California, asserted violations of the federal securities laws. Under the terms of the settlement, the Company made a $10 million cash payment in January 2004 and will make an additional $6 million payment in mid-2004. The Company's insurance carriers will pay an additional $16 million for total settlement payments of $32 million. The court granted final approval of the settlement and the litigation was dismissed with prejudice on February 27, 2004.

14. ACCRUED EXPENSES

Accrued expenses in the accompanying condensed combined balance sheets consist of the following (in thousands):

                                     APRIL 30, 2004    JANUARY 31, 2004
                                    ----------------   ----------------
Accrued compensation and benefits      $  11,398          $  19,787
Course development fees                      759              1,518
Professional fees                          2,625              3,410
Accrued payables                           1,420              2,703
Accrued misc. taxes                        2,357              2,357
Accrued merger related costs*              6,646              6,919
Sales tax payable/VAT payable              1,505              2,513
Accrued royalties                          1,552              1,351
Accrued litigation settlements            44,250             44,250
Other accrued liabilities                  5,582              7,309
                                       ---------          ---------
    Total accrued expenses             $  78,094          $  92,117
                                       =========          =========

----------
* Includes $2,150 of accrued income taxes

15. LINE OF CREDIT

On June 24, 2003, the Company executed a $25 million one year, secured line of credit with a bank. Under the terms of the line of credit, the facility is to be initially secured by $25 million in cash held in a certificate of deposit, plus a first security interest in all domestic business assets. All borrowings under the line of credit bear interest at the lesser of the bank's prime rate or the 30 or 60 day LIBOR rate plus 1.25%. The facility was subject to a commitment fee of $75,000 to secure the line of credit and unused commitment fees of 0.05% based upon the daily average of un-advanced amounts under the revolving line of credit. In addition, the line of credit contains certain financial and non-financial covenants. At April 30, 2004, the Company is in compliance with all financial and non-financial covenants. As of April 30, 2004, there were no borrowings on the line of credit; however, the Company had outstanding letters of credit of $6.5 million that reduced the availability under the line of credit.

16. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued Interpretation No. 46 (FIN 46R) (revised December 2003), "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (ARB 51), which addressed how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaced FASB Interpretation No. 46 (FIN 46), which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 15, 2003 and no later than the end of the first reporting period that ends after March 15, 2004 for all other entities. The adoption of FIN 46 had no effect on the Company's consolidated financial position, results of operations or cash flows.

In February 2003, the FASB issued EITF 00-21 ("EITF 00-21"), "Revenue Arrangements with Multiple Deliverables." EITF 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting. If the deliverables in the arrangement meet certain criteria, arrangement consideration should be allocated among the separate units based on their relative fair values. Applicable revenue recognition criteria should be considered separately for each unit. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on our financial position or results of operations.

In May 2003, the FASB issued FAS No. 150 ("FAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." FAS No. 150 establishes standards for an issuer to classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires an issuer to classify a financial instrument that meets certain characteristics as a liability (or an asset in some circumstances). FAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS No. 150 had no effect on the Company's consolidated financial position, results of operations or cash flows.

In August 2003, the FASB issued EITF 03-05 ("EITF 03-05"), "Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software," provides guidance on whether non-software deliverables (e.g., non-software related equipment or services) included in an arrangement that contains software that is more than incidental to the products or services as a whole are included within the scope of AICPA Statement of Position 97-2, Software Revenue Recognition. The guidance in EITF 03-05 is effective for arrangements entered into in the first reporting period (annual or interim) beginning after August 13, 2003. The adoption of EITF 03-05 did not have a material impact on our financial position or results of operations.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Any statement in this Quarterly Report on Form 10-Q about our future expectations, plans and prospects, including statements containing the words "believes," "anticipates," "plans," "expects," "will" and similar expressions, constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including those set forth in this Item 2 under the heading "Future Operating Results."

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

We are a leading global provider of comprehensive, multi-modal e-learning content and software products for business and IT professionals. SkillChoice Multi-modal learning (SMML) solutions offer powerful tools to support and enhance the speed and effectiveness of both formal and informal learning processes. SMML solutions integrate our in-depth courseware, learning management platform technology and support services to meet our customers' learning needs.

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

The pricing for our SMML licenses varies based on the choice of SMML, content offering selected by the customer, the number of users within the customer's organization and the length of the license agreement. Our SMML license provides customers access to a full range of learning products including courseware, Referenceware, simulations, mentoring and prescriptive assessment.

A Referenceware license from our subsidiary, Books24x7.com (Books), gives users access to the full library within one or more collections (ITPro, BusinessPro, FinancePro and OfficeEssentials). The pricing for our Referenceware licenses varies based on the collections specified by a customer, the number of users within the customer's organization and the length of the license agreement.

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

We generally bill the annual license fee for the first year of a multi-year agreement in advance and license fees for subsequent years of multi year license arrangements are billed on the anniversary date of the agreement. In some circumstances, we offer payment terms of up to six months from the initial shipment date or anniversary date for multi-year agreements to our customers. To the extent that a customer is given extended payment terms, revenue is recognized as cash becomes due, assuming all of the other elements of revenue recognition have been satisfied.

We recognize revenue on Referenceware and SMML licenses ratably over the term of the agreement, which matches the period the future products or services are delivered.

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

We record as deferred revenue amounts that have been billed in advance of products or services provided. Deferred revenue that includes the unrecognized portion of revenue associated with license fees for which we have received payment or for which amounts have been billed and are currently due for payment in 90 days or less for resellers and 180 days or less for direct customers. In addition, deferred revenue includes amounts, which have been billed and not collected, for which revenue is being recognized ratably over the license period.

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

 Deferred compensation consists of two components: (1) the value of unvested options assumed in the Books acquisition and the Merger, and (2) difference between the exercise or sale price of share options granted or restricted common stock sold during the year ended January 31, 2000 and the fair market value of the common stock as determined for accounting purposes. The deferred compensation is amortized over the vesting period of the underlying share option or shares.

Amortization of intangibles represents the amortization of intangibles, such as customer value and content, from the Books acquisition, the GoTrain acquisition and the Merger.

Restructuring and other non-recurring charges primarily consist of charges associated with, and as a result of, the restatement of SmartForce's financial statements for 1999, 2000, 2001 and the first two quarters of 2002, the re-filing of statutory tax returns as a result of the restatement, charges for the ongoing SEC investigation, and costs associated with international restructuring activities.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are more fully described in Note 2 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K as filed with the SEC on April 15, 2004. However, we believe the accounting policies described below are particularly important to the portrayal and understanding of our financial position and results of operations and require application of significant judgment by our management. In applying these policies, management uses its judgment in making certain assumptions and estimates.

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

      IMPAIRMENT OF GOODWILL

We review the carrying value of goodwill periodically based upon the expected future and discounted operating cash flows of our business. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future markets and operating conditions. Actual results may differ materially from these estimates. The timing and size of impairment charges involves the application of management's judgment and could significantly affect our operating results. As a result of the Merger, one of our largest assets is goodwill. We reevaluate goodwill for possible impairment in the fourth quarter of each fiscal year.

      LEGAL CONTINGENCIES

We are not currently involved in any material legal proceedings. In connection with any material legal proceedings that we may become involved in, management periodically reviews estimates of potential costs to be incurred by us in connection with the adjudication or settlement, if any, of these proceedings. These estimates are developed in consultation with our outside counsel and are based on an analysis of potential litigation outcomes and settlement strategies. In accordance with SFAS No. 5, "Accounting for Contingencies", loss contingencies are accrued if, in the opinion of management, an adverse outcome is probable and such outcome can be reasonably estimated. In accordance with SFAS No. 5, gain contingencies are accrued if, in the opinion of management, a favorable outcome is probable and such outcome can be reasonably estimated. We note that legal costs are expensed as incurred.

RESULTS OF OPERATIONS

                                                      DOLLAR         QUARTER ENDED APRIL 30,
                                                INCREASE/(DECREASE)     PERCENT CHANGE
                                                     2003/2004        INCREASE/(DECREASE)   PERCENTAGE OF REVENUE
                                                   (IN THOUSANDS)          2003/2004           2004        2003
                                                -----------------------------------------   ---------------------
Revenue                                              $  9,204                  21%            100%         100%
Cost of revenue                                          (419)                 (8%)            10%          13%
                                                     --------              ------             ---          ---
     Gross margin                                       9,623                  25%             90%          87%
                                                     --------              ------             ---          ---
Operating expenses:
  Research and development                             (3,338)                (26%)            18%          29%
  Selling and marketing                                 1,015                   4%             46%          54%
  General and administrative                           (2,880)                (32%)            11%          20%
  Amortization of intangible assets                        16                   1%              5%           6%
  Amortization of stock-based compensation               (142)                (29%)             1%           1%
  Restructuring and other non-recurring charges        (5,967)                (91%)             1%          15%
                                                     --------              ------             ---          ---
Total operating expenses                              (11,296)                (21%)            82%         125%
                                                     --------              ------             ---          ---
Operating income/(loss)                                20,919                 128%              9%         (38%)
                                                     --------              ------             ---          ---
  Other income/(expense), net                            (183)             (4,575%)             -            -
  Interest income, net                                   (240)                (66%)             -            1%
  Gain on sale of investments, net                     (3,682)               (100%)             -            8%
                                                     --------              ------             ---          ---
Income/(loss) before provision for income taxes        16,814                 136%              8%         (28%)
Provision for income taxes                              1,036                 452%              2%           1%
                                                     --------              ------             ---          ---
  Net income/(loss)                                  $ 15,778                 125%              6%         (29%)
                                                     ========              ======             ===          ===

      COMPARISON OF THE QUARTERS ENDED APRIL 30, 2004 AND 2003

REVENUE

      Revenue increased $9.2 million, or 21%, to $52.8 million in the quarter ended April 30, 2004 from $43.6 million in the quarter ended April 30, 2003. This increase was primarily due to revenue generated from new business and renewal business. For the fiscal year ended January 31, 2004, we experienced improvement in renewal rates. We exited the year ended January 31, 2004 with noncancellable backlog, which consists of deferred revenue and committed contracts, of approximately $170 million as compared to $135 million at January 31, 2003. The increase in noncancellable backlog was due primarily to improved renewal rates, expanded offerings for multi-modal learning customers and new customers. These factors contributed favorably to revenue in the quarter ended April 30, 2004 when compared to the year ago quarter. Our review of the sales forecast for the remainder of the fiscal year indicates we expect to achieve our planned total annual booking number, although it will be more weighted to the second half of the year.

                        QUARTERS ENDED APRIL 30,
                       2004         2003     CHANGE
(IN THOUSANDS)
Revenue:
  United States      $40,922       $36,640   $4,282
  International       11,895         6,973    4,922
                     -------       -------   ------
Total                $52,817       $43,613   $9,204
                     =======       =======   ======

Revenue increased by 12% and 71% in the United States and internationally, respectively, in the quarter ended April 30, 2004 as compared to the quarter ended April 30, 2003. The international revenue increase was due, in addition to the factors discussed above, to increased reseller revenue due to the timing of receipt of sell-through reporting and cash from resellers. The United States represented 77% and 84% of revenue for the quarters ended April 30, 2004 and 2003, respectively.

                                          QUARTERS ENDED APRIL 30,
(IN THOUSANDS)                           2004       2003     CHANGE
Revenue:
  SkillChoice Multi-Modal Learning      $48,233    $41,265   $6,968
  Retail Certification                    4,584      2,348    2,236
                                        -------    -------   ------
Total                                   $52,817    $43,613   $9,204
                                        =======    =======   ======

The SkillChoice multi-modal learning segment represented 91% and 95% of revenue for the quarters ended April 30, 2004 and 2003, respectively.

COSTS AND EXPENSES

Cost of revenue decreased $419,000, or 8%, to $5.1 million in the quarter ended April 30, 2004 from $5.5 million in the quarter ended April 30, 2003. Cost of revenue as a percentage of total revenue was 10% in the quarter ended April 30, 2004 versus 13% in the quarter ended April 30, 2003. These decreases were primarily due to cost efficiencies achieved as a result of the Merger and due to the increase in revenue from the quarter ended April 30, 2004 versus the quarter ended April 30, 2003.

Research and development decreased $3.3 million, or 26%, to $9.4 million in the quarter ended April 30, 2004 from $12.8 million in the quarter ended April 30, 2003. Research and development expenses as a percentage of total revenue decreased to 18% in the quarter ended April 30, 2004 from 29% in the quarter ended April 30, 2003. This decrease was due to incremental costs of $4.4 million incurred in the quarter ended April 30, 2003 associated with modifying the SmartForce content to be compliant with SkillSoft standards and practices. This decrease was offset in part by an increase of $1.0 million for compensation related expenses. These incremental costs were substantially complete at January 31, 2004. With the substantial completion of the incremental investment in research and development we expect research and development expenses to decrease in both absolute dollars and as a percentage of total revenue in the fiscal year ending January 31, 2005 when compared to the prior year.

Selling and marketing expenses increased $1.0 million, or 4%, to $24.4 million in the quarter ended April 30, 2004 from $23.3 million in the quarter ended April 30, 2003. The increase was primarily due to increased commission expense of approximately $1.0 million resulting from higher revenues. Selling and marketing expenses as a percentage of total revenue decreased to 46% in the quarter ended April 30, 2004 from 54% in the quarter ended April 30, 2003. The percentage decrease was primarily due to the significant increase in revenue from quarter ended April 30, 2003 to quarter ended April 30, 2004. We believe that a significant investment in selling and marketing to expand our distribution channels worldwide is required to remain competitive, and we therefore expect selling and marketing expenses to increase in absolute dollars, but decrease as a percentage of total revenue when comparing fiscal 2005 results to fiscal 2004 results.

General and administrative expenses decreased $2.9 million, or 32%, to $6.1 million in the quarter ended April 30, 2004 from $8.9 million in the quarter ended April 30, 2003. General and administrative expenses as a percentage of total revenue decreased to 11% in the quarter ended April 30, 2004 from 20% in the quarter ended April 30, 2003. General and administrative expenses decreased primarily due to a litigation settlement of $4.1 million in the quarter ended April 30, 2003. This decrease was offset in part by increases in accounting and other consulting services of $0.7 million and increases in compensation related expenses of $0.4 million. We anticipate that general and administrative expenses will increase in absolute dollars, as compared to the three months ended April 30, 2004, due primarily to increases in the costs of operating as a public company such as Sarbanes-Oxley Act compliance, audit, legal and insurance.

Restructuring and other non-recurring charges decreased $6.0 million, or 91%, to $585,000 in the quarter ended April 30, 2004 from $6.6 million in the quarter ended April 30, 2003. The restructuring and non-recurring charges relate to the SmartForce-SkillSoft merger. The restructuring costs primarily consist of compensation costs for certain terminated SmartForce employees. The other non-recurring charges primarily consist of costs directly related to the restatement of the SmartForce historical financial statements. This was completed in the fiscal year ended January 31, 2004 and is the primary reason for the decrease in restructuring and other non-recurring items when comparing the three months ended April 30, 2004 to the three months ended April 30, 2003. Charges for the three months ended April 30, 2004 consist primarily of the re-filing of statutory tax returns as a result of the restatement of the Smartforce PLC historical financial statements, the ongoing SEC investigation and costs associated with international restructuring activities.

OTHER INCOME/(EXPENSE), NET

Other income/(expense) in the quarter ended April 30, 2004 was ($179,000) as compared to $4,000 in the quarter ended April 30, 2003. This change was primarily due to foreign currency fluctuations. Due to our multinational operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies we do business in.

INTEREST INCOME, NET

Interest income, net decreased to $123,000 in the quarter ended April 30, 2004 from $363,000 in the quarter ended April 30, 2003. This decrease was primarily due to less funds available for investment and lower interest rates on our cash and cash equivalents and investments.

GAIN ON SALE OF INVESTMENTS, NET

Gain on sale of investments, net, was $3.7 million in the quarter ended April 30, 2003. This was primarily related to a gain of $3.6 million from the sale of an equity investment.

PROVISION FOR INCOME TAXES

The provision for income taxes was $1.3 million and $229,000 in the quarters ended April 30, 2004 and 2003, respectively. For the quarter ended April 30, 2004, the provision consists of $1.1 million of income taxes which will be offset by net operating loss carryforwards and $141,000 for income taxes which cannot be offset through net operating loss carryforwards. For the quarter ended April 30, 2003 the provision consists of income taxes payable in certain foreign locations, which cannot be offset through net operating loss carryforwards and alternative minimum taxes.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2004, our principal source of liquidity was our cash and cash equivalents and short-term investments, which totaled $81.5 million. This compares to $61.3 million at January 31, 2004. In addition, we have $25.0 million in restricted cash securing our line of credit, against which no borrowings are outstanding; however, letters of credit totaling $6.5 million at April 30, 2004 reduce availability under the line of credit.

Net cash (used in) provided by operating activities was $8.7 million and ($5.3) million for the quarters ended April 30, 2004 and 2003, respectively. Our net cash provided by operating activities in the quarter ended April 30, 2004 reflects primarily our net income of $3.2 million, a decrease in accounts receivable of $27.9 million and a decrease of $3.4 million of prepaids and other current assets, partially offset by a decrease in accrued expenditures of $14.4 million and a decrease in deferred revenue of $15.2 million, and the positive net impact of various other non-cash operating activities.

Net cash (used in) provided by investing activities was ($4.4) million and $11.2 million for the quarters ended April 30, 2004 and 2003, respectively. Maturity of investments, net of purchases (short and long-term), generated a net cash outflow of approximately $2.2 million in the quarter ended April 30, 2004. In addition there were purchases of capital assets totaling approximately $2.2 million.

Net cash provided by financing activities was $14.1 million for the quarter ended April 30, 2004. These proceeds related to the exercise of stock options and stock purchases under our 1995 Employee Stock Purchase Plan.

Working capital was approximately ($29.2) million and ($49.1) million as of April 30, 2004 and January 31, 2004, respectively. The increase in working capital in the quarter ended April 30, 2004 was due to net income of $3.2 million, proceeds from exercises of stock options and stock purchases under the employee stock purchase plan of $14.1 million and $3.7 million in depreciation and amortization. Total assets were approximately $327.8 million and $342.4 million as of April 30, 2004 and January 31, 2004, respectively. As of April 30, 2004 and January 31, 2004, goodwill and separately identifiable intangible assets were $148.0 million and $151.6 million, respectively.

On June 24, 2003, we executed a $25 million one year, secured line of credit with a bank. Under the terms of the line of credit, the facility is initially secured by $25 million in cash held in a certificate of deposit, plus a first security interest in all domestic business assets. All borrowings under the line of credit bear interest at the lesser of the bank's prime rate or the 30 or 60 day LIBOR rate plus 1.25%. The facility was subject to a commitment fee of $75,000 to secure the line of credit and unused commitment fees of 0.05% based upon the daily average of un-advanced amounts under the revolving line of credit. We have paid approximately $2,500 in unused commitment fees for the quarter ended April 30, 2004. In addition, the line of credit contains certain financial and non-financial covenants. At April 30, 2004, we were in compliance with all financial and non-financial covenants. As of April 30, 2004 there were no borrowings on the line of credit; however, we had outstanding letters of credit of $6.5 million that reduced the availability under the line of credit. Letters of credit are subject to commission fees of 0.9% as well as administrative costs. Letter of credit fees are paid annually. We paid no letter of credit fees in the quarter ended April 30, 2004. We paid approximately $60,000 in letters of credit fees for the fiscal year ended January 31, 2004. We are in the process of negotiating certain terms of the line of credit with the bank in anticipation of the June 23, 2004 expiration of the existing line of credit.

As of April 30, 2004, we had U.S. federal net operating loss carryforwards of approximately $345.6 million, which are subject to potential limitations based upon change in control provisions of Section 382 of the Internal Revenue Code, available to reduce future income taxes, if any. We also had U.S. federal tax credit carryforwards of approximately $3.0 million at April 30, 2004. Additionally, we had approximately $86.7 million of net operating loss carryforwards in jurisdictions outside of the U.S. If not utilized, these carryforwards expire at various dates through the year ending January 31, 2024. Included in the $345.6 million are approximately $217.7 million of U.S. net operating loss carryforwards and $365,000 of U.S. tax credit carryforwards that were acquired in the Merger and the purchase of Books. In addition, included in the $86.7 million we have approximately $62.7 million of net operating loss carryforwards in jurisdictions outside the U.S. acquired in the Merger and the purchase of Books. We will realize the benefits of these acquired net operating losses through reductions to goodwill and non-goodwill intangibles during the period that the losses are utilized to reduce tax payments. At April 30, 2004, we have approximately $3.3 million of net operating loss carryforwards in the United States resulting from disqualifying dispositions. We will realize the benefit of these losses through increases to stockholder's equity in the periods in which the losses are utilized to reduce tax payments.

We lease certain of our facilities and certain equipment and furniture under operating lease agreements that expire at various dates through 2023. Future minimum payments, net of estimated rentals, under these agreements are as follow (in thousands):

                                                      PAYMENTS DUE BY PERIOD

                                        FISCAL YEAR   FISCAL YEARS    FISCAL YEARS    FISCAL YEARS
                                          ENDING         ENDING           ENDING      ENDED JANUARY
                                        JANUARY 31,    JANUARY 31,     JANUARY 31,         31,
                              TOTAL        2005       2006 AND 2007   2008 AND 2009    THEREAFTER
Contractual Obligations

Operating Lease Obligations   $36,625     $7,150         $10,125         $7,440          $11,910
                              -------     ------         -------         ------          -------
TOTAL                         $36,625     $7,150         $10,125         $7,440          $11,910
                              =======     ======         =======         ======          =======

We have entered into agreements to settle certain litigation matters, and the future commitments under these agreements are as follows (in thousands):

                                                 PAYMENTS DUE BY PERIOD


                                            FISCAL YEAR    FISCAL YEARS     FISCAL YEARS
                                               ENDING         ENDING           ENDED
LITIGATION SETTLEMENT                         JANUARY       JANUARY 31,      JANUARY 31,
     COMMITMENTS                  TOTAL       31, 2005    2006 AND 2007      THEREAFTER
NETg                           $   22,000    $   22,000     $        -      $         -
1998 Securities class action        6,000         6,000              -                -
2002 Securities class action       31,500        16,250         15,250                -
                               ----------    ----------     ----------      -----------
TOTAL                          $   59,500    $   44,250     $   15,250      $         -
                               ==========    ==========     ==========      ===========

We expect to continue to experience growth in capital expenditures and operating expenses, particularly in sales and marketing, through the end of the fiscal year ending January 31, 2005 as compared to the fiscal year ended January 31, 2004 in order to execute our business plan and achieve expected revenue growth. To the extent that our execution of the business plan results in increased sales, we expect to experience corresponding increases in deferred revenue, cash flow and prepaid expenses. In addition, we are required to make litigation settlement payments totaling $59.5 million, of which $44.3 million is expected to be expended in the fiscal year ending January 31, 2005. We are in discussions with our insurers to determine how much, if any, of the settlement related to the 2002 securities class action lawsuits will be paid by them. Capital expenditures for the fiscal year ending January 31, 2005 are expected to be approximately $8.0 million. Also, we expect to disburse approximately $6.9 million throughout the fiscal year ending January 31, 2005 against exit and restructuring plan accruals recorded in the fiscal years ended January 31, 2003 and 2004. We expect that the principal sources of funding for our operating expenses, capital expenditures, litigation settlement payments and other liquidity needs will be a combination of our available cash and cash equivalents and short-term investments (which totaled approximately $81.5 million as of April 30, 2004), our bank credit agreement and funds generated from operations. We believe our current funds, available borrowings and expected cash flows from operating activities will be sufficient to fund our operations for at least the next 12 months. However, there are a number of factors that may negatively impact our available sources of funds. In addition, our cash needs may increase due to factors such as unanticipated developments in our business or significant acquisitions. The amount of cash generated from operations will be dependent upon the successful execution of our business plan and worldwide economic conditions. Although we do not foresee the need to raise additional capital, any unanticipated economic or business events could require us to raise additional capital to support operations.

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

      We are the subject of a formal order of private investigation entered by the SEC. We are cooperating with the SEC in connection with this investigation. We will likely incur substantial costs in connection with the SEC investigation, which could cause a diversion of management time and attention. In addition, we could be subject to substantial penalties, fines or regulatory sanctions, which could adversely affect our business. In addition, we have settled several class action lawsuits that were filed following the announcement of the restatement. In March 2004, we reached a settlement, subject to court approval for total settlement payments of $30.5 million, with one-half to be paid soon after preliminary approval by the court and the balance one year later. Although we are in discussions with our insurers to determine how much, if any, of this settlement amount will be paid by them, we may not be able to recover any amount from our insurers.

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

RISKS RELATED TO THE MERGER BETWEEN SKILLSOFT CORPORATION AND SMARTFORCE

WE HAVE IDENTIFIED SIGNIFICANT DEFICIENCIES IN OUR DISCLOSURE CONTROLS AND PROCEDURES AND INTERNAL CONTROLS.

      During the process of integrating the business processes, human resources, disclosure controls and procedures, and internal controls of SmartForce PLC and SkillSoft Corporation, significant deficiencies in disclosure controls and procedures and internal controls were identified predominantly with respect to financial reporting at non-U.S. subsidiaries of the former SmartForce PLC and our ability to process the consolidated financial closing cycle. These deficiencies resulted in a significant strain to the internal resources and on the infrastructure of the finance organization and adversely impacted both the year-end and quarter-end financial closing process for the fiscal year ended January 31, 2003. External resources were engaged to assist management in both the year-end and quarter-end financial closing process and in identifying areas for improvement for the fiscal year ended January 31, 2003. In addition, in fiscal years ended January 31, 2003 and 2004, permanent resources and accounting process improvements were added and implemented to improve the non-U.S. finance operations, the financial closing process, and the overall internal control environment. Our independent auditors have informed us that they believe we have no material weaknesses in internal controls at January 31, 2004. However they have informed us of certain reportable conditions at that date, including financial and regulatory compliance reporting at non-U.S. subsidiaries of the former SmartForce PLC and our ability to process the financial closing cycle at certain subsidiaries.

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

WE AND SKILLSOFT CORPORATION HAVE EXPERIENCED NET LOSSES IN THE PAST, AND WE MAY BE UNABLE TO MAINTAIN PROFITABILITY.

      SmartForce incurred substantial net losses prior to the Merger, including net losses of $50.2 million in the six months ended June 30, 2002. SkillSoft Corporation incurred substantial net losses in every fiscal quarter prior to its fiscal quarter ended January 31, 2002. In addition, the combined company recorded a net loss of $284 million for the fiscal year ended January 31, 2003 and $113.3 million for the fiscal year ended January 31, 2004. We achieved profitability for the first time post-Merger in the three months ended April 30, 2004. However, we cannot guarantee that our combined business will sustain profitability in any future period.

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

OUR RESTRUCTURING PLANS MAY BE INEFFECTIVE OR MAY LIMIT OUR ABILITY TO COMPETE.

      Since the Merger, we have recorded an aggregate of $31.4 million in merger and exit costs and an aggregate of $37.6 million of restructuring and other non-recurring charges. There are several risks inherent in these efforts to transition to a new cost structure. These include the risk that we will not be successful in restoring profitability, and hence we may have to undertake further restructuring initiatives that would entail additional charges and create additional risks. In addition, there is the risk that cost-cutting initiatives will impair our ability to effectively develop and market products and remain competitive. Each of the above measures could have long-term effects on our business by reducing our pool of talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel. These circumstances could cause our earnings to be lower than they otherwise might be.

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

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of April 30, 2004, we did not use derivative financial instruments for speculative or trading purposes.

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

ITEM 4. - CONTROLS AND PROCEDURES

      Following the merger of SmartForce PLC and SkillSoft Corporation on September 6, 2002, we integrated the business processes, human resources, disclosure controls and procedures, and internal controls of the two companies. During this process, significant deficiencies in disclosure controls and procedures and internal controls were identified predominantly with respect to financial reporting at non-U.S. subsidiaries of the former SmartForce PLC and our ability to process the consolidated financial closing cycle. These deficiencies resulted in a significant strain to the internal resources and on the infrastructure of the finance organization and adversely impacted both the year-end and quarter-end financial closing process for the fiscal year ended January 31, 2003. External resources were engaged to assist management in both the year-end and quarter-end financial closing process and in identifying areas for improvement for the fiscal year ended January 31, 2003. In addition, in fiscal years ended January 31, 2003 and 2004, permanent resources and accounting process improvements have been added and implemented to improve the non-U.S. finance operations, the financial closing process, and the overall internal control environment. Our independent auditors have informed us that they believe we have no material weaknesses in internal controls at January 31, 2004. However, they have informed us of certain reportable conditions at that date, including financial and regulatory compliance reporting at non-U.S. subsidiaries of the former SmartForce PLC and our ability to process the financial closing cycle at certain subsidiaries.

      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of April 30, 2004. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that while we have implemented mitigating controls and process improvements with respect to our disclosure controls and procedures and that they are now operating effectively, we believe that continuous monitoring and improving of these disclosure controls and procedures will be required.

      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act occurred during the quarter ended April 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CLASS ACTION LAWSUITS

Following the November 19, 2002 announcement of our intent to restate the SmartForce financial statements for 1999, 2000, 2001, and the first two quarters of 2002, several class action lawsuits were filed against us and certain of our current and former officers and directors in the United States District Court for the District of New Hampshire. These lawsuits alleged, that we misrepresented or omitted to state material facts in our SEC filings and press releases regarding our revenues and earnings and failed to correct such false and misleading SEC filings and press releases, which are alleged to have artificially inflated the price of our ADSs. These lawsuits were assigned to Chief Judge Paul J. Barbadoro. On March 26, 2003, Judge Barbadoro consolidated the lawsuits under the caption "In re SmartForce Securities Litigation," Civil Action No. 02-544-B, appointed as lead plaintiffs the Teacher's Retirement System of Louisiana and the Louisiana Sheriff's Pension & Relief Fund, and approved the lead plaintiffs' choice of lead counsel and local counsel. On October 31, 2003, lead plaintiffs filed two amended complaints in this consolidated action, one on behalf of a purported class of purchasers of our ADSs between April 27, 1999 through November 18, 2002, naming as defendants SkillSoft PLC, Gregory M. Priest, Patrick E. Murphy, David C. Drummond and Jack Hayes; and another on behalf of a purported class of SkillSoft Corporation shareholders who acquired our ADSs in connection with the merger, naming as defendants SkillSoft PLC, Gregory M. Priest, Patrick E. Murphy, Ronald C. Conway, John M. Grillos, James S. Krzywicki, Patrick J. McDonough, Dr. Ferdinand von Prondzynski, Stewart K.P. Gross, William T. Coleman, P. Howard Edelstein and Charles E. Moran, as well as some additional entities. The complaints allege that we misrepresented or omitted to state material facts, which are alleged to have artificially inflated the price of our ADSs. In March 2004, we reached a settlement, subject to court approval, of this litigation for total settlement payments of $30.5 million, with one-half to be paid soon after preliminary approval by the court and the balance one year later. We are in discussions with our insurers to determine how much, if any, of this settlement amount will be paid by them. We have recorded the aggregate settlement as a charge in our fiscal 2004 fourth quarter; any reimbursement from our insurers will be recorded in the period in which it is finalized.

We are not a party to any other material legal proceedings.

ITEM 2. - CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Not applicable.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. - OTHER INFORMATION

Not applicable.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

See the Exhibit Index attached hereto.

(b)   Reports.

      On March 12, 2004, we furnished a Current Report on Form 8-K under Item 12 (Disclosure of Results of Operations and Financial Condition) announcing our outlook for the fiscal year ended January 31, 2004 and financial targets for our fiscal year ending January 31, 2005.

      On March 23, 2004, we furnished a Current Report on Form 8-K under Item 12 (Disclosure of Results of Operations and Financial Condition) announcing our financials results for the fiscal quarter and year ended January 31, 2004.

      On April 2, 2004, we furnished a Current Report on Form 8-K under Item 12 (Disclosure of Results of Operations and Financial Condition) regarding our financial results for the fiscal quarter and year ended January 31, 2004.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               SKILLSOFT PUBLIC LIMITED COMPANY

         Date: June 9, 2004

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