Form 10-Q
period 2004-07-31
SKILLSOFT PUBLIC LIMITED CO
filed 2004-09-09
CIK 940181

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ___________ TO _____________

                        COMMISSION FILE NUMBER 000-25674

                        SKILLSOFT PUBLIC LIMITED COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         REPUBLIC OF IRELAND                                        N/A
    (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

      107 NORTHEASTERN BOULEVARD                                   03062
       NASHUA, NEW HAMPSHIRE
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

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

On August 31, 2004, the registrant had outstanding 105,740,369 Ordinary Shares (issued or issuable in exchange for the registrant's outstanding American Depository Shares).

                                  SKILLSOFT PLC

                                    FORM 10-Q
                       FOR THE QUARTER ENDED JULY 31, 2004
                                      INDEX

                                                                                                                           PAGE NO.
PART I - FINANCIAL INFORMATION                                                                                                 3
Item 1. Condensed Consolidated Financial Statements (Unaudited):........................................................       3
         Condensed Consolidated Balance Sheets as of July 31, 2004 and January 31, 2004.................................       3
         Condensed Consolidated Statements of Operations for the Three and Six Months Ended July 31, 2004 and 2003......       4
         Condensed Consolidated Statements of Cash Flows for the Six Months Ended July 31, 2004 and 2003................       5
         Notes to Condensed Consolidated Financial Statements...........................................................       6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...........................      14
Item 3. Quantitative and Qualitative Disclosure about Market Risk.......................................................      31
Item 4. Controls and Procedures.........................................................................................      32
PART II - OTHER INFORMATION                                                                                                   33
Item 1. Legal Proceedings...............................................................................................      33
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.....................................................      33
Item 3. Defaults Upon Senior Securities.................................................................................      33
Item 4. Submission of Matters to a Vote of Security Holders.............................................................      33
Item 5. Other Information...............................................................................................      33
Item 6. Exhibits .......................................................................................................      33
SIGNATURES..............................................................................................................      34

                                     PART I

ITEM 1. - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         SKILLSOFT PLC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
            (UNAUDITED, IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                                   JULY 31,   JANUARY 31,
                                                                                    2004         2004
                                                                                  ---------   ----------
ASSETS
Current assets:
   Cash and cash equivalents                                                      $  72,816   $   42,866
   Short-term investments                                                            14,027       18,474
   Restricted cash                                                                      400       25,044
   Accounts receivable, net                                                          42,202       72,775
   Prepaid expenses and other current assets                                         16,947       24,759
                                                                                  ---------   ----------
Total current assets                                                                146,392      183,918
Property and equipment, net                                                           8,532        6,447
Acquired intangible assets, net                                                      20,934       25,745
Goodwill                                                                            125,570      125,878
Long-term investments                                                                   209          266
Other assets                                                                             71          124
                                                                                  ---------   ----------
Total Assets                                                                      $ 301,708   $  342,378
                                                                                  =========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                               $   5,220   $    6,588
   Accrued expenses                                                                  52,069       92,117
   Deferred revenue                                                                 112,972      134,328
                                                                                  ---------   ----------
Total current liabilities                                                           170,261      233,033
Long term liabilities                                                                21,678       23,587
Stockholders' equity:
    Ordinary Shares, E0.11 par value: 250,000,000 shares authorized at July 31,
      2004 and January 31, 2004, respectively; 105,707,513 and 101,857,714 shares issued and outstanding at July 31, 2004 and January 31, 2004,
      respectively                                                                   11,549       11,031
    Additional paid-in capital                                                      556,907      538,493
    Accumulated deficit                                                            (456,356)    (460,916)
    Deferred compensation                                                            (1,900)      (2,404)
    Accumulated other comprehensive loss                                               (431)        (446)
                                                                                  ---------   ----------
Total stockholders' equity                                                          109,769       85,758
                                                                                  ---------   ----------
Total liabilities and stockholders' equity                                        $ 301,708   $  342,378
                                                                                  =========   ==========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                         SKILLSOFT PLC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (UNAUDITED, IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                              JULY 31,                       JULY 31,
                                                                              --------                       --------
                                                                       2004            2003            2004            2003
                                                                       ----            ----            ----            ----
Revenue                                                          $         50,625  $       45,109  $      103,442  $       88,722
Cost of revenue                                                             5,257           4,180          10,335           9,677
                                                                 ----------------  --------------  --------------  --------------
   Gross profit                                                            45,368          40,929          93,107          79,045
Operating expenses:
   Research and development                                                12,639          12,650          22,083          25,432
   Selling and marketing                                                   22,664          23,227          47,026          46,574
   General and administrative                                               6,182           6,401          12,236          13,085
   Litigation settlement                                                       --          44,000              --          46,250
   Amortization of intangible assets                                        2,390           2,518           4,812           4,924
   Amortization of stock-based compensation (1)                               300             471             648             961
   Restructuring and other non-recurring charges                            1,090           4,986           1,675          11,538
                                                                 ----------------  --------------  --------------  --------------
Total operating expenses                                                   45,265          94,253          88,480         148,764
                                                                 ----------------  --------------  --------------  --------------
Operating income/(loss)                                                       103         (53,324)          4,627         (69,719)
   Other (expense)/income, net                                                (32)             17            (211)             21
   Interest income, net                                                       241             231             364             594
   Gain on sale of investments, net                                            --              --              --           3,682
                                                                 ----------------  --------------  --------------  --------------
Income/(loss) before provision for income taxes                               312         (53,076)          4,780         (65,422)
   (Benefit from)/provision for income taxes                               (1,045)            150             220             379
                                                                 ---------------- ---------------  --------------  --------------
   Net income/(loss)                                             $          1,357  $      (53,226) $        4,560  $      (65,801)
                                                                 ================  ==============  ==============  ==============
Net income/(loss) per share (Note 9):
   Basic                                                         $           0.01  $        (0.53) $         0.04  $        (0.66)
                                                                 ================  ==============  ==============  ==============
   Basis weighted average common shares outstanding                   105,421,510      99,615,128     104,304,852      99,609,891
                                                                 ================  ==============  ==============  ==============
   Diluted                                                       $           0.01  $        (0.53) $         0.04  $        (0.66)
                                                                 ================  ==============  ==============  ==============
   Diluted weighted average common shares outstanding                 110,555,106      99,615,128     110,647,070      99,609,891
                                                                 ================  ==============  ==============  ==============


(1) The following summarizes the departmental allocation of the stock-based compensation

                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                            JULY 31,                     JULY 31,
                                            --------                     --------
                                      2004          2003           2004          2003
                                      ----          ----           ----          ----
Cost of revenue                      $   --         $    1        $   --         $    2
Research and development                 79            116           158            239
Selling and marketing                   208            163           464            336
General and administrative               13            191            26            384
                                     ------         ------        ------         ------
                                     $  300         $  471        $  648         $  961
                                     ======         ======        ======         ======

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                         SKILLSOFT PLC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                                      SIX MONTHS ENDED
                                                                                                           JULY 31,
                                                                                                      2004          2003
                                                                                                      ----          ----
Cash flows from operating activities:
  Net income/(loss)                                                                                $    4,560    $  (65,801)
Adjustments to reconcile net income/(loss) to net cash used in operating activities -
    Stock-based compensation                                                                              648           961
    Depreciation and amortization                                                                       2,385         4,896
    Amortization of intangible assets                                                                   4,812         4,924
    Provision for bad debts                                                                                34           272
    Provision for income tax - non-cash                                                                   158            --
    Realized gain on sale of investments                                                                   --        (3,671)
Changes in current assets and liabilities:
    Accounts receivable                                                                                30,421        14,495
    Prepaid expenses and other current assets                                                           7,762        (1,136)
    Accounts payable                                                                                   (1,663)       (3,354)
    Accrued expenses                                                                                  (41,115)        5,548
    Deferred revenue                                                                                  (20,884)        1,980
                                                                                                   ----------    ----------
      Net cash used in operating activities                                                           (12,882)      (40,886)
Cash flows from investing activities:
    Purchases of property and equipment                                                                (4,682)         (838)
    Purchases of investments                                                                          (21,768)      (45,983)
    Maturity of investments                                                                            26,208        50,262
    Sale of investments                                                                                    --        58,706
    Other assets                                                                                           --            11
    Net cash used for a business combination                                                               --        (5,000)
    Release/(designation) of restricted cash                                                           24,600       (25,000)
                                                                                                   ----------    ----------
      Net cash provided by investing activities                                                        24,358        32,158
Cash flows from financing activities:
    Proceeds from exercise of stock options and employee stock purchase plan                           18,787            --
    Repayment of note receivable                                                                           --            58
                                                                                                   ----------    ----------
      Net cash provided by financing activities                                                        18,787            58
Effect of exchange rate changes on cash and cash equivalents                                             (313)        1,181
                                                                                                   ----------    ----------
Net increase/(decrease) in cash and cash equivalents                                                   29,950        (7,489)
Cash and cash equivalents, beginning of period                                                         42,866        45,990
                                                                                                   ----------    ----------
Cash and cash equivalents, end of period                                                           $   72,816    $   38,501
                                                                                                   ==========    ==========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                         SKILLSOFT PLC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. THE COMPANY

SkillSoft PLC, formerly known as SmartForce PLC (the Company or SkillSoft), was incorporated in Ireland on August 8, 1989. The Company is a leading provider of content resources and complimentary technologies for integrated enterprise learning. On September 6, 2002, the Company completed its merger with SkillSoft Corporation (the Merger). Due to a number of factors, including composition of the board of directors, management team, and concentrated shareholder interest, all of which had SkillSoft Corporation being in a control or majority position, the Merger was accounted for as a reverse acquisition, with SkillSoft Corporation as the accounting acquirer. Accordingly, the historical financial statements of SkillSoft Corporation are the historical financial statements of the combined company, and the assets and liabilities of the Company are accounted for as required under the purchase method of accounting. The results of operations and cash flow of the former SmartForce PLC, the acquired entity for accounting purposes, are included in the financial statements of the combined company from September 6, 2002, the date on which the Merger was consummated. In connection with the Merger, the Company changed its name to SkillSoft PLC and its fiscal year end to January 31 (the fiscal year end of SkillSoft Corporation) from December 31 (the Company's historical fiscal year end).

2. BASIS OF PRESENTATION

The accompanying, unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all material adjustments (consisting only of those of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of July 31, 2004, the results of its operations for the three and six months ended July 31, 2004 and 2003 and its cash flows for the six months ended July 31, 2004 and 2003. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2004. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

3. CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND INVESTMENTS

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. At July 31, 2004 and January 31, 2004, cash equivalents consisted mainly of commercial paper, short-term notes and money market funds. The Company considers the cash held in certificates of deposit with a commercial bank to secure its letter of credit to be restricted cash. The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). Under SFAS No. 115, securities that the Company does not intend to hold to maturity are reported at market value, and are classified as available-for-sale. At July 31, 2004, the Company's investments had an average maturity of approximately 38 days. These investments are classified as current assets in the accompanying consolidated balance sheets as they mature within one year.

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

The Company generally bills the annual license fee for the first year of a multi-year agreement in advance and license fees for subsequent years of multi-year license arrangements are billed on the anniversary date of the agreement. Occasionally, the Company will bill customers on a quarterly basis. In some circumstances, the Company offers payment terms of up to six months from the initial shipment date or anniversary date for multi-year agreements to its customers. To the extent that a customer is given extended payment terms, revenue is recognized as cash becomes due, assuming all of the other elements of revenue recognition have been satisfied.

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

5. ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for its stock-based employee compensation plans on the intrinsic value method under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and related Interpretations under APB No. 25. The Company provides pro forma disclosures only of the compensation expense determined under the fair value provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123).

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

                                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                                             JULY 31,                       JULY 31,
                                                             --------                       --------
                                                       2004           2003             2004         2003
                                                       ----           ----             ----         ----
Risk-free interest rates                           4.11% - 4.35%   2.84% - 3.45%    3.31%-4.35%  2.84%-3.45%
Expected dividend yield                                --               --              --           --
Volatility factor                                      89%             98%              90%         103%
Expected lives                                       7 years         7 years          7 years      7 years
Weighted average fair value of options granted     $       7.50    $       3.75     $     9.44   $     3.56
Weighted average remaining contractual life of
  options outstanding                               7.31 years      8.04 years      7.31 years   8.04 years

Had compensation expense for its plans been determined consistent with SFAS No. 123, the Company's net income/(loss) and basic and diluted net income/(loss) per share would have been increased to the following pro forma amounts (in thousands, except per share data):

                                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                           JULY 31,                      JULY 31,
                                                                           --------                      --------
                                                                     2004            2003          2004           2003
                                                                     ----            ----          ----           ----
Net income/(loss) --
    As reported                                                    $   1,357      $  (53,226)   $    4,560     $  (65,801)
    Add: Stock-based compensation expense recognized under
     APB No. 25                                                          300             471           648            961
    Less: Total stock-based compensation expense determined
     under fair value based method for all awards                     (6,640)         (5,220)      (12,573)        (6,478)
                                                                   ---------      ----------    ----------     ----------
  Pro forma net loss                                               $  (4,983)     $  (57,975)   $   (7,365)    $  (71,318)
                                                                   =========      ==========    ==========     ==========
Basic and diluted net income/(loss) per share --
  As reported                                                      $    0.01      $    (0.53)   $     0.04     $    (0.66)
                                                                   =========      ==========    ==========     ==========
  Pro forma net loss                                               $   (0.05)     $    (0.58)   $    (0.07)    $    (0.72)
                                                                   =========      ==========    ==========     ==========

Because additional option grants may be made in future periods, the above pro forma disclosures may not be representative of pro forma effects on results for future periods.

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

The reductions in employee headcount totaled approximately 632 employees from the administrative, sales, marketing and development functions, and amounted to a charge of approximately $14.4 million. Approximately $11.9 million was paid out against the exit plan accrual through July 31, 2004, and the remaining amount of $2.5 million, is expected to be paid by January 2005.

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

During the six months ended July 31, 2004, activity in the Company's merger and exit costs, which are included in accrued expenses (see Note 13) and long-term liabilities, was as follows (in thousands):

                                                               EMPLOYEE
                                                             SEVERANCE AND   CLOSEDOWN OF
                                                             RELATED COSTS    FACILITIES      OTHER         TOTAL
Merger and exit accrual January 31, 2004                       $  2,831        $  9,073      $    484      $ 12,388
Payments made during the three months ended April 30, 2004         (241)         (1,035)          (38)       (1,314)
                                                               --------        --------      --------      --------
Merger and exit accrual April 30, 2004                            2,590           8,038           446        11,074
Payments made during the three months ended July 31, 2004           (45)           (917)           (6)         (968)
                                                               --------        --------      --------      --------
Merger and exit accrual July 31, 2004                          $  2,545        $  7,121      $    440      $ 10,106
                                                               ========        ========      ========      ========


The Company anticipates that the remainder of the merger and exit accrual will be paid out by October 2011 as follows (in thousands):

Year ended January 31, 2005     $    4,400
Year ended January 31, 2006          1,965
Year ended January 31, 2007          1,105
Year ended January 31, 2008          1,099
Thereafter                           1,537
                                ----------
Total                           $   10,106
                                ==========

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

During the six months ended July 31, 2004, the Company recorded and paid an additional $322,000 of restructuring and non-recurring charges related to further restructuring of the pre-Merger SmartForce PLC operations. These restructuring costs included additional compensation to pre-Merger SmartForce PLC employees as well as additional facilities obligations as a result of the Merger. During the six month period ended July 31, 2004, activity in the Company's restructuring accrual related to the Merger was as follows (in thousands):

                                                              EMPLOYEE SEVERANCE   CONTRACTUAL
                                                               AND RELATED COSTS   OBLIGATIONS    TOTAL
                                                              ------------------   -----------    -----
Restructuring accrual January 31, 2004                             $   --            $  84        $  84
Restructuring charge for the quarter ended April 30, 2004              53               94          147
Payments made during the quarter ended April 30, 2004                 (53)             (94)        (147)
                                                                   ------            -----        -----
Restructuring accrual April 30, 2004                                   --               84           84
Restructuring charge for the quarter ended July 31, 2004              175               --          175
Payments made during the quarter ended July 31, 2004                 (175)             (84)        (259)
                                                                   ------            =====        -----
Restructuring accrual July 31, 2004                                $   --            $  --        $  --
                                                                   ======            =====        =====


The restructuring charges for the three and six months ended July 31, 2004 would have been allocated as follows had the Company recorded the expense within the functional department of the restructured activities (in thousands):

                                      THREE MONTHS ENDED   SIX MONTHS ENDED
                                        JULY 31, 2004       JULY 31, 2004
                                        -------------       -------------
Cost of sales                              $  --               $  --
Research and development                      63                  72
Sales and marketing                          (18)                 26
General and administrative                   130                 224
                                           -----               -----
Total                                      $ 175               $ 322
                                           =====               =====


Consistent with the Company's accounting policy and historical treatment regarding annual audit fees, the Company accrued the estimated audit fees related to the restatement of the historical SmartForce PLC financial statements, the acquired business, in the year ended January 31, 2003. All other costs associated with the restatement, the resulting SEC investigation, and the 2002 shareholder lawsuit are expensed as the work is performed. For the three and six months ended July 31, 2004, the Company recorded $914,000 and $1.4 million, respectively, in expenses related to the re-filing of statutory tax returns as a result of the restatement of the historical SmartForce PLC financial statements and the ongoing SEC investigation. For the three and six months ended July 31, 2003, the Company recorded $4.6 million and $10.0 million, respectively, in expenses related to the restatement, consisting primarily of professional fees, including legal, accounting and other consulting fees.

7. GOODWILL AND INTANGIBLE ASSETS

On February 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangibles" (SFAS No. 142), which requires companies to discontinue amortizing goodwill and certain intangible assets with indefinite useful lives and requires an annual review for impairment. The non-amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. The Company's goodwill and intangible assets relate to both the Merger and its acquisitions of Books and GoTrain Corp. (GoTrain), which were accounted for in accordance with the non-amortization provisions of SFAS No. 142. Therefore, there is no impact on the comparability of the accompanying condensed consolidated statements of operations as a result of discontinuing the amortization of goodwill.

Goodwill and intangible assets were as follows (in thousands):

                                                           JULY 31, 2004                              JANUARY 31, 2004
                                                 --------------------------------------    --------------------------------------
                                                  GROSS                          NET         GROSS                          NET
                                                 CARRYING   ACCUMULATED        CARRYING     CARRYING     ACCUMULATED     CARRYING
                                                  AMOUNT    AMORTIZATION        AMOUNT       AMOUNT     AMORTIZATION      AMOUNT
                                                  ------    ------------        ------       ------     ------------      ------
Internally developed software/courseware        $  26,610      $ 13,065       $  13,545    $  26,610      $  9,612       $  16,998
Customer contracts                                 13,018         6,529           6,489       13,018         5,171           7,847
Trademarks and trade name                             900            --             900          900            --             900
                                                ---------      --------       ---------    ---------      --------       ---------
                                                   40,528        19,594          20,934       40,528        14,783          25,745
Goodwill                                          125,570            --         125,570      125,878            --         125,878
                                                ---------      --------       ---------    ---------      --------       ---------
                                                $ 166,098      $ 19,594       $ 146,504    $ 166,406      $ 14,783       $ 151,623
                                                =========      ========       =========    =========      ========       =========

Customer contracts are existing contracts that relate to underlying customer relationships pertaining to the services provided by the acquired company. The Company is amortizing the fair value of customer contracts on an accelerated basis over a weighted average estimated useful life. Internally developed software/courseware relates to the Books platform, GoTrain content and platform, and the SmartForce PLC content.

Course content includes courses in both soft skills and information technology. All courseware is deployable via the Internet or corporate intranets.

The change in goodwill at July 31, 2004 from the amount recorded at January 31, 2004 was due to collections of accounts receivable in excess of the estimated realizable value at the purchase date and the company's utilization of net operating loss carryforwards obtained as part of the Merger.

Amortization expense for the three and six months ended July 31, 2004 was as follows (in thousands):

                                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                                        JULY 31, 2004             JULY 31, 2004
                                                        -------------             -------------
Internally developed software/courseware                  $  1,714                  $  3,454
Customer contracts                                             676                     1,358
                                                          --------                  --------
                                                          $  2,390                  $  4,812
                                                          ========                  ========

Amortization expense for the next five fiscal years is expected to be as follows (in thousands):

FISCAL YEAR       AMORTIZATION EXPENSE
-----------       --------------------
   2005                $  9,575
   2006                   8,592
   2007                   5,345
   2008                   1,321
   2009                      13

The Company will be conducting its annual impairment test of goodwill in the fourth quarter of the fiscal year ending January 31, 2005.

8. COMPREHENSIVE INCOME/(LOSS)

SFAS No. 130, "Reporting Comprehensive Income" requires disclosure of all components of comprehensive income/(loss) on an annual and interim basis. Comprehensive income/(loss) is defined as the change in equity of a business enterprise during a period resulting from transactions, other events and circumstances related to non-owner sources. The components of comprehensive income/(loss) for the three and six months ended July 31, 2004 and 2003 were as follows (in thousands):

                                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                   JULY 31,                      JULY 31,
                                                                   --------                      --------
                                                              2004          2003            2004          2003
                                                              ----          ----            ----          ----
Comprehensive income/(loss):
  Net income/(loss)                                         $  1,357     $  (53,226)     $    4,560    $  (65,801)
Other comprehensive income/(loss):
  Foreign currency adjustment                                   (243)           567              77           549
  Unrealized holding (losses)/gains during the period            (58)            50             (62)          208
  Less: reclassification adjustment for gains
   included in net income /(loss)                                 --             --              --        (1,984)
                                                            --------     ----------      ----------    ----------
Comprehensive income /(loss)                                $  1,056     $  (52,609)     $    4,575    $  (67,028)
                                                            ========     ==========      ==========    ==========

9. NET INCOME/(LOSS) PER SHARE

Basic net income/(loss) per share was computed using the weighted average number of shares outstanding during the period. Diluted net income/(loss) per share was computed by giving effect to all dilutive potential shares outstanding. Basic and diluted net loss per share for the three and six months ended July 31, 2003 are the same as outstanding options, and unvested restricted shares, which aggregated 25,291,366 shares, are antidilutive as the Company recorded a net loss for the periods. The weighted average number of shares outstanding used to compute basic net income/(loss) per share and diluted net income/(loss) per share was as follows:

                                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                          JULY 31,                      JULY 31,
                                                                          --------                      --------
                                                                   2004             2003          2004           2003
                                                                   ----             ----          ----           ----
Basic weighted average shares outstanding                        105,421,510     99,615,128    104,304,852     99,609,891
Effect of dilutive shares outstanding                              5,133,596             --      6,342,218             --
                                                                 -----------     ----------    -----------     ----------
Weighted average common shares outstanding, as adjusted          110,555,106     99,615,128    110,647,070     99,609,891
                                                                 ===========     ==========    ===========     ==========

10. INCOME TAXES

The Company operates as a holding company with operating subsidiaries in several countries, and each subsidiary is taxed based on the laws of the jurisdiction in which it operates.

The Company has significant net operating loss (NOL) carryforwards, some of which are subject to potential limitations based upon the change in control provisions of Section 382 of the Internal Revenue Code.

The (benefit from)/provision for income tax was ($1.1) million and $150,000 in the three months ended July 31, 2004 and 2003, respectively. During the three months ended July 31, 2004, the Company reversed approximately $1.1 million of tax expense as the Company now expects to utilize tax attributes other than acquired NOL carryforwards, and as such has adjusted its tax provision accordingly. For the three months ended July 31, 2003 the tax provision consists of income taxes payable in certain foreign locations, which cannot be offset through NOL carryforwards, and minimum taxes.

For the six months ended July 31, 2004, the Company recorded a tax provision of approximately $220,000, representing an effective tax rate of approximately 4.6% because the Company expects to utilize tax attributes other than acquired NOL carryforwards, and therefore, the tax provision reflects primarily foreign taxes and US alternative minimum tax.

11. COMMITMENTS AND CONTINGENCIES

The Company leases certain of its facilities and certain equipment and furniture under operating lease agreements that expire at various dates through 2023. Future minimum payments, net of estimated rentals, under these agreements are as follows (in thousands):

                                                                                  PAYMENTS DUE BY PERIOD
                                                                  LESS THAN      1-3             3-5           MORE THAN
                                                     TOTAL         1 YEAR       YEARS           YEARS           5 YEARS
                                                     -----         ------       -----           -----           -------
Operating Lease Obligations                        $  41,016       $ 7,304     $ 10,581        $ 7,424         $  15,707
                                                   ---------       -------     --------        -------         ---------
TOTAL                                              $  41,016       $ 7,304     $ 10,581        $ 7,424         $  15,707
                                                   =========       =======     ========        =======         =========

The Company has entered into agreements to settle certain litigation matters, and the future commitments under these agreements are as follows (in thousands):

                                                                                 PAYMENTS DUE BY PERIOD
   LITIGATION SETTLEMENT                                                        LESS THAN          1-3
      COMMITMENTS                                               TOTAL            1 YEAR           YEARS
----------------------------                                    -----            ------           -----
2002 Securities class action                                  $   31,500        $  16,250      $   15,250
                                                              ----------         --------       ---------
TOTAL                                                         $   31,500        $  16,250      $   15,250
                                                              ==========        =========      ==========

In March 2004, the Company reached a settlement of the class action litigation filed in 2002, which alleged the Company misrepresented or omitted to state material facts in its SEC filings and press releases regarding its revenues and earnings and failed to correct such false and misleading SEC filings and press releases, which are alleged to have artificially inflated the price of the Company's ADSs. Under the terms of the settlement, the Company has agreed to pay $30.5 million, with one-half paid in August 2004 (following preliminary approval of the settlement by the court) and the second-half to be paid in fiscal 2006. The Company is in discussions with its insurers and hopes they will contribute a portion of the settlement amount. The settlement is subject to final court approval. The Company recorded the aggregate settlement as a charge in its fiscal 2004 fourth quarter; any reimbursement from the Company's insurers will be recorded in the period in which it is executed and finalized.

On July 21, 2003, the Company entered into a settlement agreement with NETg relating to patent infringement, which resulted in a final dismissal and termination of the NETg litigation. Under the terms of the settlement agreement, the Company has agreed to pay a total of $44,000,000 in two equal installments of $22,000,000.

The Company made the first payment of $22,000,000 on July 25, 2003. The second payment of $22,000,000 was made on July 21, 2004. The Company expensed this settlement in the three months ended July 31, 2003.

On December 1, 2003, the Company agreed to settle the securities class action lawsuit filed against it, one of its subsidiaries and certain of its former and current officers and directors in 1998. The lawsuit, which was filed in the United States District Court for the Northern District of California, asserted violations of the federal securities laws. Under the terms of the settlement, the Company made a $10 million cash payment in January 2004 and made an additional $6 million payment on July 2, 2004. The Company's insurance carriers will pay an additional $16 million for total settlement payments of $32 million. The court granted final approval of the settlement and the litigation was dismissed with prejudice on February 27, 2004.

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

Revenue for the three months ended July 31, 2004 for the SkillChoice multi-modal learning and retail certification segments was approximately $45.8 million and $4.8 million, respectively. Revenue for the six months ended July 31, 2004 for the SkillChoice multi-modal learning and retail certification segments was approximately $94.1 million and $9.3 million, respectively. Revenue for the three months ended July 31, 2003 for the SkillChoice multi-modal learning and retail certification segments was approximately $41.9 million and $3.2 million, respectively. Revenue for the six months ended July 31, 2003 for the SkillChoice multi-modal learning and retail certification segments was approximately $83.2 million and $5.5 million, respectively. Net income for the three months ended July 31, 2004 for the SkillChoice multi-modal learning and retail certification segments was approximately $1.3 million and $0.1 million, respectively. Net income for the six months ended July 31, 2004 for the SkillChoice multi-modal learning and retail certification segments was approximately $4.4 million and $0.2 million, respectively. Net loss for the three months ended July 31, 2003 for the SkillChoice multi-modal learning and retail certification segments was approximately $52.3 million and $0.9 million, respectively. Net loss for the six months ended July 31, 2003 for the SkillChoice multi-modal learning and retail certification segments was approximately $63.4 million and $2.4 million, respectively.

The Company attributes revenues to different geographical areas on the basis of the location of the customer. Revenues by geographical area for the three and six months ended July 31, 2004 and 2003 were as follows (in thousands):

                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                       JULY 31,                   JULY 31,
                                       --------                   --------
                                 2004          2003         2004          2003
                                 ----          ----         ----          ----
Revenue:
  United States                $  40,014     $  35,356    $  80,936     $  71,996
  United Kingdom                   4,071         3,234        8,351         5,196
  Canada                           1,881         1,674        3,917         2,619
  Europe, excluding UK             2,214         3,685        4,677         7,032
  Australia/New Zealand            1,532           951        3,279         1,568
  Other                              913           209        2,282           311
                               ---------     ---------    ---------     ---------
   Total revenue               $  50,625     $  45,109    $ 103,442     $  88,722
                               =========     =========    =========     =========

Long-lived tangible assets at international facilities are not significant.

13. ACCRUED EXPENSES

Accrued expenses in the accompanying condensed consolidated balance sheets consist of the following (in thousands):

                                          JULY 31, 2004  JANUARY 31, 2004
                                          -------------  ----------------
Accrued compensation and benefits          $   12,176       $  19,787
Course development fees                         1,249           1,518
Professional fees                               2,594           3,410
Accrued payables                                1,873           2,703
Accrued misc. taxes                             2,357           2,357
Accrued merger related costs*                   6,515           6,919
Sales tax payable/VAT payable                   2,140           2,513
Accrued royalties                               1,747           1,351
Accrued litigation settlements                 16,250          44,250
Other accrued liabilities                       5,168           7,309
                                           ----------       ---------
   Total accrued expenses                  $   52,069       $  92,117
                                           ==========       =========

------------
* Includes $2,238 of accrued income taxes

14. LINE OF CREDIT

On July 23, 2004, the Company entered into a $25 million two year, working capital line of credit with a bank. Under the terms of the line of credit, the bank has a first security interest in all domestic business assets. All borrowings under the line of credit bear interest at the bank's prime rate. The facility is subject to a commitment fee of $50,000 to secure the line of credit and unused commitment fees of 0.125% based upon the daily average of un-advanced amounts under the revolving line of credit. In addition, the line of credit contains certain financial and non-financial covenants. At July 31, 2004, the Company is in compliance with all financial and non-financial covenants. As of July 31, 2004, there were no borrowings on the line of credit; however, the Company had an outstanding letter of credit of $400,000 that was secured with a certificate of deposit.

15. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In August 2003, the FASB issued EITF 03-05 ("EITF 03-05"), "Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software," which provides guidance on whether non-software deliverables (e.g., non-software related equipment or services) included in an arrangement that contains software that is more than incidental to the products or services as a whole are included within the scope of AICPA Statement of Position 97-2, Software Revenue Recognition. The guidance in EITF 03-05 is effective for arrangements entered into in the first reporting period (annual or interim) beginning after August 13, 2003. The adoption of EITF 03-05 did not have a material impact on the Company's financial position or results of operations.

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

We are a leading provider of multi-modal content resources and complimentary technologies for integrated enterprise learning. SkillChoice multi-modal learning (SMML) solutions offer powerful tools to support and enhance the speed and effectiveness of both formal and informal learning processes. SMML solutions integrate our in-depth courseware, learning management platform technology and support services to meet our customers' learning needs.

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

We generally bill the annual license fee for the first year of a multi-year agreement in advance and license fees for subsequent years of multi year license arrangements are billed on the anniversary date of the agreement. Occasionally, we bill customers on a quarterly basis. In some circumstances, we offer payment terms of up to six months from the initial shipment date or anniversary date for multi-year agreements to our customers. To the extent that a customer is given extended payment terms, revenue is recognized as cash becomes due, assuming all of the other elements of revenue recognition have been satisfied.

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

Cost of revenue includes the cost of materials (such as storage media), packaging, shipping and handling, CD duplication, the cost of online mentoring and hosting services, royalties and certain infrastructure and occupancy expenses. We generally recognize these costs as incurred. Research and development expenses consist primarily of salaries and benefits, certain infrastructure and occupancy expenses, fees to consultants and course content development fees. We account for software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," which requires the capitalization of certain computer software development costs incurred after technological feasibility is established. To date we have expensed all software development costs as incurred. Selling and marketing expenses consist primarily of salaries, commissions and benefits, advertising and promotion, travel and certain infrastructure and occupancy expenses. General and administrative expenses consist primarily of salaries and benefits, consulting and service expenses, legal expenses, other public company costs and certain infrastructure and occupancy expenses.

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

Our management uses its judgment concerning the satisfaction of these criteria, particularly criteria relating to the collectibility of the receivables relating to such sales. Should changes and conditions cause management to determine that these criteria are not met for certain future transactions, revenue recognized for any period could be adversely affected. However, this is mitigated by the fact that the majority of our revenue is recognized ratably over the term of the respective license. Please see the discussion under the "Overview" section of this Item 2 concerning how we recognize revenue.

      IMPAIRMENT OF GOODWILL

We review the carrying value of goodwill in each fiscal fourth quarter based upon the expected future and discounted operating cash flows of our business. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future markets and operating conditions. Actual results may differ materially from these estimates. The timing and size of impairment charges involves the application of management's judgment and could significantly affect our operating results. As a result of the Merger, one of our largest assets is goodwill. We reevaluate goodwill for possible impairment quarterly. An independent third party valuation of the goodwill asset is conducted in each fiscal fourth quarter.

      LEGAL CONTINGENCIES

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2004 VERSUS THREE MONTHS ENDED JULY 31, 2003

                                                         DOLLAR             QUARTER ENDED JULY 31,
                                                    INCREASE/(DECREASE)         PERCENT CHANGE
                                                        2003/2004             INCREASE/(DECREASE)          PERCENTAGE OF REVENUE
                                                     (IN THOUSANDS)                2003/2004               2004             2003
                                                    -------------------     ---------------------          ----             ----
Revenue                                                $     5,516                      12%                 100%             100%
Cost of revenue                                              1,077                      26%                  10%               9%
                                                       -----------                  ------                 ----             ----
    Gross margin                                             4,439                      11%                  90%              91%
                                                       -----------                  ------                 ----             ----
Operating expenses:
  Research and development                                     (11)                      0%                  25%              28%
  Selling and marketing                                       (563)                     (2%)                 45%              51%
  General and administrative                                  (219)                     (3%)                 12%              14%
  Legal settlements                                        (44,000)                   (100%)                 --               98%
  Amortization of intangible assets                           (128)                     (5%)                  5%               6%
  Amortization of stock-based compensation                    (171)                    (36%)                  1%               1%
  Restructuring and other non-recurring charges             (3,896)                    (78%)                  2%              11%
                                                       -----------                  ------                 ----             ----
Total operating expenses                                   (48,988)                    (52%)                 90%             209%
                                                       -----------                  ------                 ----             ----
Operating income/(loss)                                     53,427                     100%                   0%            (118%)
                                                       -----------                  ------                 ----             ----

                                                         DOLLAR             QUARTER ENDED JULY 31,
                                                   INCREASE/(DECREASE)          PERCENT CHANGE
                                                        2003/2004             INCREASE/(DECREASE)          PERCENTAGE OF REVENUE
                                                     (IN THOUSANDS)                2003/2004               2004             2003
                                                   -------------------      ---------------------          ----             ----
  Other income/(expense), net                                  (49)                   (288%)                 --                -
  Interest income, net                                          10                       4%                  --                1%
  Gain on sale of investments, net                              --                      --                   --               --
                                                       -----------                  ------                 ----             ----
Income/(loss) before provision for income taxes             53,388                     101%                   1%            (118%)
(Benefit from)/provision for income taxes                   (1,195)                   (797%)                 (2%)             --
                                                       -----------                  ------                 ----             ----
  Net income/(loss)                                    $    54,583                     103%                   3%            (118%)
                                                       ===========                  ======                 ====             ====

      COMPARISON OF THE QUARTERS ENDED JULY 31, 2004 AND 2003

REVENUE

      Revenue increased $5.5 million, or 12%, to $50.6 million in the quarter ended July 31, 2004 from $45.1 million in the quarter ended July 31, 2003. This increase was primarily due to revenue generated from new business and renewal business. For the fiscal year ended January 31, 2004, we experienced improvement in renewal rates. We exited the year ended January 31, 2004 with noncancellable backlog, which consists of deferred revenue and committed contracts, of approximately $170 million as compared to $135 million at January 31, 2003. The increase in noncancellable backlog was due primarily to improved renewal rates, expanded offerings for SMML customers and new customers. These factors contributed favorably to revenue in the quarter ended July 31, 2004 when compared to the year ago quarter. Our review of the sales forecast for the remainder of the fiscal year indicates we expect to achieve our planned total annual booking number.

                          QUARTERS ENDED JULY 31,
(IN THOUSANDS)          2004       2003      CHANGE
--------------          ----       ----      ------
Revenue:
  United States       $  40,014  $  35,356  $   4,658
  International          10,611      9,753        858
                      ---------  ---------  ---------
Total                 $  50,625  $  45,109  $   5,516
                      =========  =========  =========

Revenue increased by 13% and 9% in the United States and internationally, respectively, in the quarter ended July 31, 2004 as compared to the quarter ended July 31, 2003. The international revenue increase was due, in addition to the factors discussed above, to increased reseller revenue due to the timing of receipt of sell-through reporting and cash from resellers. The United States represented 79% and 78% of revenue for the quarters ended July 31, 2004 and 2003, respectively.

                                               QUARTERS ENDED JULY 31,
(IN THOUSANDS)                               2004       2003      CHANGE
--------------                               ----       ----      ------
Revenue:
  SkillChoice Multi-Modal Learning        $  45,848  $  41,901  $   3,947
  Retail Certification                        4,777      3,208      1,569
                                          ---------  ---------  ---------
Total                                     $  50,625  $  45,109  $   5,516
                                          =========  =========  =========

The SkillChoice multi-modal learning segment represented 91% and 93% of revenue for the quarters ended July 31, 2004 and 2003, respectively.

COSTS AND EXPENSES

Cost of revenue increased $1.1 million, or 26%, to $5.3 million in the quarter ended July 31, 2004 from $4.2 million in the quarter ended July 31, 2003. Cost of revenue as a percentage of total revenue was 10% in the quarter ended July 31, 2004 versus 9% in the quarter ended July 31, 2003. These increases were primarily due to a higher mix of royalty bearing revenue as well as increased headcount and infrastructure charges incurred in connection with the our efforts to consolidate hosting sites.

Research and development expenses decreased nominally in the quarter ended July 31, 2004 as compared to the quarter ended July 31, 2003. Research and development expenses as a percentage of total revenue decreased to 25% in the quarter ended July 31, 2004 from 28% in the quarter ended July 31, 2003. Research and development expenses for the quarter ended July 31, 2004 included a charge of $2.3 million related to the purchase of technology and costs to modify and enhance the technology related to the development of our Virtual Classroom product offerings. We anticipate incurring approximately $2.2 million of additional development expenses over the second half of fiscal 2005 to bring our Virtual Classroom offerings to market.

Excluding the effects of the charge of $2.3 million in the quarter ended July 31, 2004, research and development expenses decreased even more significantly when compared to the quarter ended July 31, 2003. This decrease was primarily due to the completion of initiatives related to content and platform improvements in the quarter ended January 31, 2004. With the substantial completion of the incremental investment in research and development, we expect research and development expenses to decrease in both absolute dollars and as a percentage of total revenue in the fiscal year ending January 31, 2005 when compared to the prior year.

Selling and marketing expenses decreased $563,000, or 2%, to $22.7 million in the quarter ended July 31, 2004 from $23.2 million in the quarter ended July 31, 2003. The decrease was primarily due to lower marketing expenditures as well as a decline in certain infrastructure and occupancy charges. Selling and marketing expenses as a percentage of total revenue decreased to 45% in the quarter ended July 31, 2004 from 51% in the quarter ended July 31, 2003. The percentage decrease was primarily due to the increase in revenue from the quarter ended July 31, 2003 to the quarter ended July 31, 2004. We anticipate incurring incremental selling and marketing expenses over the second half of the year to introduce the Virtual Classroom offerings to the market. We believe that a significant investment in selling and marketing to expand our distribution channels worldwide is required to remain competitive, and we therefore expect selling and marketing expenses to increase in absolute dollars, but decrease as a percentage of total revenue when comparing fiscal 2005 results to fiscal 2004 results.

General and administrative expenses decreased $219,000, or 3%, to $6.2 million in the quarter ended July 31, 2004 from $6.4 million in the quarter ended July 31, 2003. General and administrative expenses as a percentage of total revenue decreased to 12% in the quarter ended July 31, 2004 from 14% in the quarter ended July 31, 2003. General and administrative expenses decreased primarily due to a reduction of litigation costs of $681,000 and a decline in certain infrastructure and occupancy charges of $150,000. These decreases were offset in part by increases in accounting and other consulting services of $620,000. We anticipate that general and administrative expenses will increase in absolute dollars in the next several quarters, as compared to the three months ended July 31, 2004, due primarily to increases in the costs of operating as a public company such as Sarbanes-Oxley Act compliance, audit, legal and insurance.

Restructuring and other non-recurring charges decreased $3.9 million, or 78%, to $1.1 million in the quarter ended July 31, 2004 from $5.0 million in the quarter ended July 31, 2003. The restructuring and non-recurring charges relate to the SmartForce-SkillSoft merger. The restructuring costs primarily consist of compensation costs for certain terminated SmartForce employees. The other non-recurring charges primarily consist of costs directly related to the restatement of the SmartForce historical financial statements. This was completed in the fiscal year ended January 31, 2004 and is the primary reason for the decrease in restructuring and other non-recurring items when comparing the three months ended July 31, 2004 to the three months ended July 31, 2003. Charges for the three months ended July 31, 2004 consist primarily of the re-filing of statutory tax returns as a result of the restatement of the SmartForce PLC historical financial statements, the ongoing SEC investigation and costs associated with international restructuring activities.

OTHER INCOME/(EXPENSE), NET

Other income/(expense) in the quarter ended July 31, 2004 was ($32,000) as compared to $17,000 in the quarter ended July 31, 2003. This change was primarily due to foreign currency fluctuations. Due to our multinational operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies we do business in.

(BENEFIT FROM)/PROVISION FOR INCOME TAXES

The (benefit from)/provision for income taxes was ($1.1) million and $150,000 in the quarters ended July 31, 2004 and 2003, respectively. During the second quarter ended July 31, 2004, we reversed approximately $1.1 million of tax expense as we now expect to utilize tax attributes other than acquired NOL carryforwards, and as such have adjusted the tax provision accordingly.

SIX MONTHS ENDED JULY 31, 2004 VERSUS SIX MONTHS ENDED JULY 31, 2003

                                                          DOLLAR            SIX MONTHS ENDED JULY 31,
                                                   INCREASE/(DECREASE)          PERCENT CHANGE
                                                        2003/2004             INCREASE/(DECREASE)          PERCENTAGE OF REVENUE
                                                     (IN THOUSANDS)                2003/2004               2004             2003
                                                   -------------------      -------------------------      ----             ----
Revenue                                               $    14,720                       17%                 100%             100%
Cost of revenue                                               658                        7%                  10%              11%
                                                      -----------                   ------                 ----             ----
    Gross margin                                           14,062                       18%                  90%              89%
                                                      -----------                   ------                 ----             ----

                                                          DOLLAR            SIX MONTHS ENDED JULY 31,
                                                   INCREASE/(DECREASE)          PERCENT CHANGE
                                                        2003/2004             INCREASE/(DECREASE)          PERCENTAGE OF REVENUE
                                                     (IN THOUSANDS)                2003/2004               2004             2003
                                                     --------------                ---------               ----             ----
Operating expenses:
  Research and development                                 (3,349)                     (13%)                 21%              29%
  Selling and marketing                                       452                        1%                  45%              52%
  General and administrative                                 (849)                      (6%)                 12%              15%
  Legal settlements                                       (46,250)                    (100%)                 --               52%
  Amortization of intangible assets                          (112)                      (2%)                  5%               6%
  Amortization of stock-based compensation                   (313)                     (33%)                  1%               1%
  Restructuring and other non-recurring charges            (9,863)                     (85%)                  2%              13%
                                                      -----------                   ------                 ----             ----
Total operating expenses                                  (60,284)                     (41%)                 86%             168%
                                                      -----------                   ------                 ----             ----
Operating income/(loss)                                    74,346                      107%                   4%             (79%)
                                                      -----------                   ------                 ----             ----
  Other income/(expense), net                                (232)                  (1,105%)                 --                -
  Interest income, net                                       (230)                     (39%)                 --                1%
  Gain on sale of investments, net                         (3,682)                    (100%)                 --                4%
                                                      -----------                   ------                 ----             ----
Income/(loss) before provision for income taxes            70,202                      107%                   5%             (74%)
(Benefit from)/provision for income taxes                    (159)                     (42%)                 --               --
                                                      -----------                   ------                 ----             ----
  Net income/(loss)                                   $    70,361                      107%                   4%             (74%)
                                                      ===========                   ======                 ====             ====

      COMPARISON OF THE SIX MONTHS ENDED JULY 31, 2004 AND 2003

REVENUE

    Revenue increased $14.7 million, or 17%, to $103.4 million in the six months ended July 31, 2004 from $88.7 million in the six months ended July 31, 2003. This increase was primarily due to revenue generated from new business and renewal business. For the fiscal year ended January 31, 2004, we experienced improvement in renewal rates. We exited the year ended January 31, 2004 with noncancellable backlog, which consists of deferred revenue and committed contracts, of approximately $170 million as compared to $135 million at January 31, 2003. The increase in noncancellable backlog was due primarily to improved renewal rates, expanded offerings for SMML customers and new customers. These factors contributed favorably to revenue in the six months ended July 31, 2004 when compared to the year ago six month period.

                           QUARTERS ENDED JULY 31,
(IN THOUSANDS)          2004       2003      CHANGE
--------------          ----       ----      ------
Revenue:
  United States       $  80,936  $  71,996  $   8,940
  International          22,506     16,726      5,780
                      ---------  ---------  ---------
Total                 $ 103,442  $  88,722  $  14,720
                      =========  =========  =========

Revenue increased by 12% and 35% in the United States and internationally, respectively, in the six months ended July 31, 2004 as compared to the six months ended July 31, 2003. The international revenue increase was due, in addition to the factors discussed above, to increased reseller revenue due to the timing of receipt of sell-through reporting and cash from resellers. The United States represented 78% and 81% of revenue for the six months ended July 31, 2004 and 2003, respectively.

                                               QUARTERS ENDED JULY 31,
(IN THOUSANDS)                              2004       2003      CHANGE
--------------                              ----       ----      ------
Revenue:
  SkillChoice Multi-Modal Learning        $  94,081  $  83,166  $  10,915
  Retail Certification                        9,361      5,556      3,805
                                          ---------  ---------  ---------
Total                                     $ 103,442  $  88,722  $  14,720
                                          =========  =========  =========

The SkillChoice multi-modal learning segment represented 91% and 94% of revenue for the six months ended July 31, 2004 and 2003, respectively.

COSTS AND EXPENSES

Cost of revenue increased $658,000, or 7%, to $10.3 million in the six months ended July 31, 2004 from $9.7 million in the six months ended July 31, 2003. This increase was primarily due to a higher mix of royalty bearing revenue as well as increased headcount and infrastructure charges incurred in connection with our efforts to consolidate hosting sites. Cost of revenue as a percentage of total revenue was 10% in the six months ended July 31, 2004 versus 11% in the six months ended July 31, 2003. The percentage decrease was primarily due to the increase in revenue from the six months ended July 31, 2003 to the six months ended July 31, 2004.

Research and development expenses decreased $3.3 million, or 13%, to $22.1 million in the six months ended July 31, 2004 from $25.4 million in the six months ended July 31, 2003. Research and development expenses as a percentage of total revenue decreased to 21% in the six months ended July 31, 2004 from 29% in the six months ended July 31, 2003. Research and development for the six months ended July 31, 2004 included a charge of $2.3 million related to the purchase of technology and costs to modify and enhance the technology related to the development of our Virtual Classroom product offerings. We anticipate incurring approximately $2.2 million of additional development expenses over the second half of fiscal 2005 to bring our Virtual Classroom offerings to market. Excluding the effects of the $2.3 million charge in the six months ended
July 31, 2004, research and development decreased even more significantly when compared to the six months ended July 31, 2003. This decrease was primarily due to our completion of the initiative for content and platform improvements in the quarter ended January 31, 2004. With the substantial completion of the incremental investment in research and development we expect research and development expenses to decrease in both absolute dollars and as a percentage of total revenue in the fiscal year ending January 31, 2005 when compared to the prior year.

Selling and marketing expenses increased $452,000, or 1%, to $47.0 million in the six months ended July 31, 2004 from $46.6 million in the six months ended July 31, 2003. The increase was primarily due to increased compensation and benefit costs of approximately $1.5 million. This increase was partially offset by a decline in certain infrastructure and occupancy charges of $830,000. Selling and marketing expenses as a percentage of total revenue decreased to 45% in the six months ended July 31, 2004 from 52% in the six months ended July 31, 2003. The percentage decrease was primarily due to the increase in revenue from the six months ended July 31, 2003 to the six months ended July 31, 2004. We anticipate incurring incremental selling and marketing expenses over the second half of the year to introduce the Virtual Classroom offerings to the market. We believe that a significant investment in selling and marketing to expand our distribution channels worldwide is required to remain competitive, and we therefore expect selling and marketing expenses to increase in absolute dollars, but decrease as a percentage of total revenue when comparing fiscal 2005 results to fiscal 2004 results.

General and administrative expenses decreased $849,000, or 6%, to $12.2 million in the six months ended July 31, 2004 from $13.1 million in the six months ended July 31, 2003. General and administrative expenses as a percentage of total revenue decreased to 12% in the six months ended July 31, 2004 from 15% in the six months ended July 31, 2003. General and administrative expenses decreased primarily due to a reduction of litigation costs of $2.5 million and decline in certain infrastructure and occupancy charges of $324,000 in the six months ended July 31, 2004 compared to the six months ended July 31, 2003. This decrease was offset in part by increases in accounting and other consulting services of $1.6 million and increases in compensation related expenses of $437,000. We anticipate that general and administrative expenses will increase in absolute dollars over the second half of the year due primarily to increases in the costs of operating as a public company such as Sarbanes-Oxley Act compliance, audit, legal and insurance.

Restructuring and other non-recurring charges decreased $9.8 million, or 85%, to $1.7 million in the six months ended July 31, 2004 from $11.5 million in the six months ended July 31, 2003. The restructuring and non-recurring charges relate to the SmartForce-SkillSoft merger. The restructuring costs primarily consist of compensation costs for certain terminated SmartForce employees. The other non-recurring charges primarily consist of costs directly related to the restatement of the SmartForce historical financial statements. This was completed in the fiscal year ended January 31, 2004 and is the primary reason for the decrease in restructuring and other non-recurring items when comparing the six months ended July 31, 2004 to the six months ended July 31, 2003. Charges for the six months ended July 31, 2004 consist primarily of the re-filing of statutory tax returns as a result of the restatement of the SmartForce PLC historical financial statements, the ongoing SEC investigation and costs associated with international restructuring activities.

OTHER INCOME/(EXPENSE), NET

Other (expense)/income in the six months ended July 31, 2004 was ($211,000) as compared to $21,000 in the six months ended July 31, 2003. This change was primarily due to foreign currency fluctuations. Due to our multinational operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies we do business in.

PROVISION FOR INCOME TAXES

The provision for income taxes was $220,000 and $379,000 in the six months ended July 31, 2004 and 2003, respectively. For the six months ended July 31, 2004 we have recorded an income tax provision of $220,000, reflecting management's expectations that the effective tax rate for fiscal 2005 will be in a range of 4.5% to 6.0%.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2004, our principal source of liquidity was our cash and cash equivalents and short-term investments, which totaled $86.8 million. This compares to $61.3 million at January 31, 2004. In addition, we have $400,000 in restricted cash securing a letter of credit.

Net cash used in operating activities was $12.9 million for the six months ended July 31, 2004. Our net cash used in operating activities in the six months ended July 31, 2004 reflects primarily our net income of $4.6 million, depreciation and amortization of $7.2 million, a decrease in prepaid expenses and other current assets of $7.8 million, and a decrease in accounts receivable of $30.4 million, which was partially offset by a decrease of $41.1 million in accrued expenses, primarily due to payments of $28.0 million in litigation settlements, and a decrease in deferred revenue of $20.9 million due to an increase in the percentage of quarterly billings as well as the seasonality of renewals.

Net cash provided by investing activities was $24.4 million for the six months ended July 31, 2004. Maturity of investments, net of purchases (short and long-term), generated a net cash inflow of approximately $4.4 million in the six months ended July 31, 2004. In addition, the reduction of designated restricted cash generated a cash inflow of $24.6 million. These inflows were partially offset by expenditures for property, plant and equipment of $4.7 million.

Net cash provided by financing activities was $18.8 million for the six months ended July 31, 2004. These proceeds related to the exercise of stock options and stock purchases under our various stock plans and stock purchases under our 1995 Employee Share Purchase Plan.

Working capital deficit was approximately ($23.9) million and ($49.1) million as of July 31, 2004 and January 31, 2004, respectively. The increase in working capital in the six months ended July 31, 2004 was primarily due to net income of $4.6 million, proceeds from exercises of stock options under our various stock plans and stock purchases under the 1995 Employee Share Purchase Plan of $18.8 million, depreciation and amortization of $7.2 million, which was offset primarily by purchases of property and equipment of $4.7 million. Total assets were approximately $301.7 million and $342.4 million as of July 31, 2004 and January 31, 2004, respectively. As of July 31, 2004 and January 31, 2004, goodwill and separately identifiable intangible assets were $146.5 million and $151.6 million, respectively.

On July 23, 2004, we entered into a $25 million two year, working capital line of credit with a bank. Under the terms of the line of credit, the bank has a first security interest in all domestic business assets. All borrowings under the line of credit bear interest at the bank's prime rate. The facility is subject to a commitment fee of $50,000 to secure the line of credit and unused commitment fees of 0.125% based upon the daily average of un-advanced amounts under the revolving line of credit. In addition, the line of credit contains certain financial and non-financial covenants. At July 31, 2004, we are in compliance with all financial and non-financial covenants. As of July 31, 2004, there were no borrowings on the line of credit; however, we had an outstanding letter of credit of $400,000 that was secured with a certificate of deposit.

As of January 31, 2004, prior to the filing of the Skillsoft Consolidated Group's federal tax return for the year ended January 31, 2004, which we anticipate filing on October 15, 2004, we had U.S. federal net operating loss carryforwards of approximately $350.1 million, which are subject to potential limitations based upon change in control provisions of Section 382 of the Internal Revenue Code, available to reduce future income taxes, if any. We also had U.S. federal tax credit carryforwards of approximately $3.0 million at January 31, 2004. Additionally, we had approximately $86.7 million of net operating loss carryforwards in jurisdictions outside of the U.S. If not utilized, these carryforwards expire at various dates through the year ending January 31, 2024. Included in the $350.1 million are approximately $217.7 million of U.S. net operating loss carryforwards and $365,000 of U.S. tax credit carryforwards that were acquired in the Merger and the purchase of Books. In addition, included in the $86.7 million we have approximately $62.7 million of net operating loss carryforwards in jurisdictions outside the U.S. acquired in the Merger and the purchase of Books. We will realize the benefits of these acquired net operating losses through reductions to goodwill and non-goodwill intangibles during the period that the losses are utilized to reduce tax payments. At January 31, 2004, we have approximately $3.4 million of net operating loss carryforwards in the United States resulting from disqualifying dispositions. We will realize the benefit of these losses through increases to stockholder's equity in the periods in which the losses are utilized to reduce tax payments.

We lease certain of our facilities and certain equipment and furniture under operating lease agreements that expire at various dates through 2023. Future minimum payments, net of estimated rentals, under these agreements are as follow (in thousands):

                                                                   PAYMENTS DUE BY PERIOD
                                                   LESS THAN       1-3             3-5           MORE THAN
                                       TOTAL        1 YEAR        YEARS           YEARS           5 YEARS
                                       -----        ------        -----           -----           -------
Contractual Obligations
Operating Lease Obligations          $  41,016    $    7,304     $ 10,581        $ 7,424        $   15,707
                                     --------     ----------     --------        -------        ----------
TOTAL                                $  41,016    $    7,304     $ 10,581        $ 7,424        $   15,707
                                     =========    ==========     ========        =======        ==========

We have entered into agreements to settle certain litigation matters, and the future commitments under these agreements are as follows (in thousands):

                                                                      PAYMENTS DUE BY PERIOD
  LITIGATION SETTLEMENT                                             LESS THAN          1-3
      COMMITMENTS                                    TOTAL            1 YEAR          YEARS
      -----------                                    -----            ------          -----
2002 Securities class action                      $   31,500        $  16,250      $   15,250
                                                  ----------        ---------      ----------
TOTAL                                             $   31,500        $  16,250      $   15,250
                                                  ==========        =========      ==========

We expect to continue to experience growth in capital expenditures and operating expenses, particularly in sales and marketing, through the end of the fiscal year ending January 31, 2005 as compared to the fiscal year ended January 31, 2004 in order to execute our business plan and achieve expected revenue growth. To the extent that our execution of the business plan results in increased sales, we expect to experience corresponding increases in deferred revenue, cash flow and prepaid expenses. In addition, we are required to make litigation settlement payments totaling $31.5 million subsequent to July 31, 2004, of which $15.25 million was paid in August 2004. We anticipate a payout of $1.0 million before January 31, 2005 with the remaining $15.25 due in the fiscal year ending January 31, 2006. We are in discussions with our insurers to determine how much, if any, of the settlement related to the 2002 securities class action lawsuits will be paid by them. Capital expenditures for the fiscal year ending January 31, 2005 are expected to be approximately $9.5 million of which $4.7 million has been expended through July 31, 2004. Also, we expect to disburse approximately $6.9 million throughout the fiscal year ending January 31, 2005 against exit and restructuring plan accruals recorded in the fiscal years ended January 31, 2003 and 2004. We expect that the principal sources of funding for our operating expenses, capital expenditures, litigation settlement payments and other liquidity needs will be a combination of our available cash and cash equivalents and short-term investments (which totaled approximately $86.8 million as of July 31, 2004), and funds generated from future cash flows. We believe our current funds and expected cash flows from operating activities will be sufficient to fund our operations for at least the next 12 months. However, there are a number of factors that may negatively impact our available sources of funds. In addition, our cash needs may increase due to factors such as unanticipated developments in our business or significant acquisitions. The amount of cash generated from operations will be dependent upon the successful execution of our business plan. Although we do not foresee the need to raise additional capital, any unanticipated economic or business events could require us to raise additional capital to support operations.

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

      We are the subject of a formal order of private investigation entered by the SEC. We are cooperating with the SEC in connection with this investigation. We will likely incur substantial costs in connection with the SEC investigation, which could cause a diversion of management time and attention. In addition, we could be subject to substantial penalties, fines or regulatory sanctions, which could adversely affect our business. In March 2004, we reached a settlement, subject to final court approval for total settlement payments of $30.5 million, one-half of which was paid in August 2004 following receipt of preliminary approval by the court and the balance to be paid one year later. Although we are in discussions with our insurers to determine how much, if any, of this settlement amount will be paid by them, we may not be able to recover any amount from our insurers.

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

WE AND SKILLSOFT CORPORATION HAVE EXPERIENCED NET LOSSES IN THE PAST, AND WE MAY BE UNABLE TO MAINTAIN PROFITABILITY.

    SmartForce incurred substantial net losses prior to the Merger, including net losses of $50.2 million in the six months ended June 30, 2002. SkillSoft Corporation incurred substantial net losses in every fiscal quarter prior to its fiscal quarter ended January 31, 2002. In addition, the combined company recorded a net loss of $284 million for the fiscal year ended January 31, 2003 and $113.3 million for the fiscal year ended January 31, 2004. We achieved profitability for the first time post-Merger in the first two quarters of the fiscal year ended January 31, 2005. However, we cannot guarantee that our combined business will sustain profitability in any future period.

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

WE RELY ON STRATEGIC ALLIANCES FOR MARKETING, WHICH ALLIANCES ARE NOT EXCLUSIVE, MAY BE TERMINATED OR MAY FAIL TO MEET OUR REQUIREMENTS IN THE FUTURE.

      We have developed strategic alliances to market many of our products. However, these relationships are not exclusive, and ourmarketing partners could market other products in preference to, and in competition with, those developed by us. In addition, we may be unable to continue to market future products through these alliances or may be unable to negotiate additional alliances in the future on acceptable terms, if at all. The marketing efforts of our strategic partners may also disrupt our direct sales efforts.

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

      Should we seek to access the public capital markets, SEC rules will require us to include or incorporate by reference in any prospectus three years of audited financial statements. The SEC's current rules would require us to present audited financial statements for one fiscal year audited by Arthur Andersen LLP and use reasonable efforts to obtain its consent until the audited financial statements for the fiscal year ending January 31, 2005 become available. If prior to that time the SEC ceases accepting financial statements audited by Arthur Andersen LLP, it is possible that the available audited financial statements for the fiscal years ended January 31, 2002, January 31, 2001 and January 31, 2000 audited by Arthur Andersen LLP might not satisfy the SEC's requirements. In that case, we would be unable to access the public capital markets unless Ernst & Young LLP, our current independent accounting firm, or another independent accounting firm, is able to audit the financial statements originally audited by Arthur Andersen LLP. Any delay or inability to access the public capital markets caused by these circumstances could have a material adverse effect on our business, profitability and growth prospects.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of July 31, 2004, we did not use derivative financial instruments for speculative or trading purposes.

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

ITEM 4. - CONTROLS AND PROCEDURES

      Following the merger of SmartForce PLC and SkillSoft Corporation on September 6, 2002, we integrated the business processes, human resources, disclosure controls and procedures, and internal controls of the two companies. During this process, significant deficiencies in disclosure controls and procedures and internal controls were identified predominantly with respect to financial reporting at non-U.S. subsidiaries of the former SmartForce PLC and our ability to process the consolidated financial closing cycle. These deficiencies resulted in a significant strain to the internal resources and on the infrastructure of the finance organization and adversely impacted both the year-end and quarter-end financial closing process for the fiscal year ended January 31, 2003. External resources were engaged to assist management in both the year-end and quarter-end financial closing process and in identifying areas for improvement for the fiscal year ended January 31, 2003. In addition, in fiscal years ended January 31, 2003 and 2004, permanent resources and accounting process improvements have been added and implemented to improve the non-U.S. finance operations, the financial closing process, and the overall internal control environment. Our independent auditors have informed us that they believe we had no material weaknesses in internal controls at January 31, 2004. However, they have informed us of certain reportable conditions at that date, including financial and regulatory compliance reporting at non-U.S. subsidiaries of the former SmartForce PLC and our ability to process the financial closing cycle at certain subsidiaries.

      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of July 31, 2004. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that while we have implemented mitigating controls and process improvements with respect to our disclosure controls and procedures and that they are now operating effectively, we believe that continuous monitoring and improving of these disclosure controls and procedures will be required. Additionally, we have commenced a process of reviewing all of our material financial processes in an effort to assess our Sarbanes-Oxley 404 preparedness, which includes the establishment of an internal audit function.

      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act occurred during the quarter ended July 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

ITEM 1. - LEGAL PROCEEDINGS

Not applicable.

ITEM 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II - ITEM 4 DISCLOSURE:

      We held our 2004 annual general meeting of shareholders (the "AGM") on August 27, 2004. Under the terms of the deposit agreement, The Bank of New York is entitled to vote or cause to be voted on behalf of, and in accordance with the instructions received from, the ADS holders. Two individual shareholders, the proxy for the ordinary shareholders and a representative of AIB, the custodian for the ordinary shares representing the ADS's, were present for the vote. Voting was conducted on a show of hands in accordance with Irish law. There were no abstentions, broker non-votes or votes withheld with respect to any matter submitted to a vote of the ordinary shareholders at the AGM.

      The following is a brief description of each matter submitted to a vote of the ordinary shareholders and a summary of the votes tabulated with respect to each such matter at the AGM, as well as a summary of the votes cast by The Bank of New York based on the ADR facility:

      (1) Receipt and consideration of the consolidated financial statements for the fiscal year ended January 31, 2004 and the Report of the Directors and Auditors thereon.

                              Votes "FOR"       "AGAINST"     "ABSTAIN"
Ordinary Shareholders                   3               0             0
ADS Holders                   105,620,888          48,666        52,421

      (2)(A) Re-election of James Krzywicki, who retired by rotation, as a director.

                              Votes "FOR"       "AGAINST"     "ABSTAIN"
Ordinary Shareholders                   3               0             0
ADS Holders                   103,917,497       1,788,682        15,796

      (2)(B) Re-election of Ferdinand von Prondzynski, who retired by rotation, as a director.

                              Votes "FOR"       "AGAINST"     "ABSTAIN"
Ordinary Shareholders                   3               0             0
ADS Holders                   103,970,857       1,732,833        18,285

      (3) Election of William F. Meagher, who was appointed as a director in March 2003, as a director.

                              Votes "FOR"       "AGAINST"     "ABSTAIN"
Ordinary Shareholders                   3               0             0
ADS Holders                   104,093,273       1,614,252        14,450

      (4) Authorization of the Audit Committee of the Board of Directors to fix the remuneration of our auditors and reporting accountants for the fiscal year ending January 31, 2005.

                              Votes "FOR"       "AGAINST"     "ABSTAIN"
Ordinary Shareholders                   3               0             0
ADS Holders                   105,603,596         112,338         6,041

      (5) Adoption of our 2004 Employee Share Purchase Plan.


                              Votes "FOR"       "AGAINST"     "ABSTAIN"
Ordinary Shareholders                   3               0             0
ADS Holders                   104,073,800       1,607,414        40,761

      The ordinary shareholders present at the AGM agreed not to put to a vote the resolution with respect to the approval of the terms of a share repurchase agreement proposed to be entered into between us and Credit Suisse First Boston, as an Extraordinary General Meeting will be convened on September 24, 2004 to consider a special resolution to approve the terms of a share purchase agreement to be entered into between us, several of our subsidiaries and Credit Suisse First Boston.



ITEM 5. - OTHER INFORMATION

Not applicable.

ITEM 6. - EXHIBITS

See the Exhibit Index attached hereto.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SKILLSOFT PUBLIC LIMITED COMPANY

    Date: September 9, 2004

                                       By: /s/ Thomas J. McDonald
                                           -----------------------
                                             Thomas J. McDonald
                                           Chief Financial Officer

                                  EXHIBIT INDEX

10.1 Lease agreement, dated June 9, 2004, by and between Hewlett-Packard Company and SkillSoft Corporation.

10.2 Loan and Security Agreement, dated July 23, 2004, by and between Silicon Valley Bank, SkillSoft Corporation, SmartCertify Direct Inc. and Books 247.com, Inc.

10.3 Form of Director Option Agreement for initial grants under the 2001 Director Option Plan.

10.4 Form of Director Option Agreement for subsequent grants under the 2001 Director Option Plan.

10.5  Form of Option Agreement under 2002 Share Option Plan.

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