Form 10-Q
period 2004-10-31
SKILLSOFT PUBLIC LIMITED CO
filed 2004-12-10
CIK 940181

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2004

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

On November 30, 2004, the registrant had outstanding 106,172,756 Ordinary Shares (issued or issuable in exchange for the registrant's outstanding American Depository Shares).

                                  SKILLSOFT PLC

                                    FORM 10-Q
                     FOR THE QUARTER ENDED OCTOBER 31, 2004
                                      INDEX

                                                                                                                            PAGE NO.
PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited):........................................................        3
         Condensed Consolidated Balance Sheets as of October 31, 2004 and January 31, 2004..............................        3
         Condensed Consolidated Statements of Operations for the Three and Nine Months Ended October 31, 2004 and 2003..        4
         Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 31, 2004 and 2003............        5
         Notes to Condensed Consolidated Financial Statements...........................................................        6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...........................       15
Item 3. Quantitative and Qualitative Disclosures about Market Risk.......................................................      31
Item 4. Controls and Procedures.........................................................................................       32
PART II - OTHER INFORMATION
Item 1. Legal Proceedings...............................................................................................       32
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.....................................................       32
Item 3. Defaults Upon Senior Securities.................................................................................       32
Item 4. Submission of Matters to a Vote of Security Holders.............................................................       33
Item 5. Other Information...............................................................................................       33
Item 6. Exhibits........................................................................................................       33
SIGNATURES..............................................................................................................       34

                                     PART I

ITEM 1. - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         SKILLSOFT PLC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
            (UNAUDITED, IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                                 OCTOBER 31,  JANUARY 31,
                                                                                    2004          2004
                                                                                 -----------  -----------
ASSETS
Current assets:
  Cash and cash equivalents                                                      $  43,103     $  42,866
  Short-term investments                                                            16,290        18,474
  Restricted cash                                                                      400        25,044
  Accounts receivable, net                                                          46,215        72,775
  Prepaid expenses and other current assets                                         14,173        24,759
                                                                                 ---------     ---------
Total current assets                                                               120,181       183,918
Property and equipment, net                                                          9,289         6,447
Acquired intangible assets, net                                                     18,544        25,745
Goodwill                                                                           125,444       125,878
Long-term investments                                                                7,580           266
Other assets                                                                           163           124
                                                                                 ---------     ---------
Total Assets                                                                     $ 281,201     $ 342,378
                                                                                 =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                               $   3,661     $   6,588
  Accrued expenses                                                                  51,089        92,117
  Deferred revenue                                                                 104,982       134,328
                                                                                 ---------     ---------
Total current liabilities                                                          159,732       233,033
Long term liabilities                                                                6,238        23,587
Stockholders' equity:
   Ordinary Shares, E0.11 par value: 250,000,000 shares authorized at October
    31, 2004 and January 31, 2004, respectively; 106,080,734 and 101,857,714 shares issued and outstanding at October 31, 2004 and January 31, 2004,
    respectively                                                                    11,598        11,031
   Additional paid-in capital                                                      558,623       538,493
   Accumulated deficit                                                            (452,240)     (460,916)
   Deferred compensation                                                            (1,603)       (2,404)
   Accumulated other comprehensive loss                                             (1,147)         (446)
                                                                                 ---------     ---------
Total stockholders' equity                                                         115,231        85,758
                                                                                 ---------     ---------
Total liabilities and stockholders' equity                                       $ 281,201     $ 342,378
                                                                                 =========     =========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                         SKILLSOFT PLC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (UNAUDITED, IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                      THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                          OCTOBER 31,                       OCTOBER 31,
                                                                 -----------------------------     -----------------------------
                                                                      2004            2003             2004            2003
                                                                 -------------    ------------     -------------    ------------
Revenue                                                          $      52,507    $     49,992     $     155,949    $    138,714
Cost of revenue                                                          5,597           4,557            15,932          14,234
                                                                 -------------    ------------     -------------    ------------
  Gross profit                                                          46,910          45,435           140,017         124,480
Operating expenses:
  Research and development                                              10,505          15,171            32,587          40,603
  Selling and marketing                                                 22,441          20,830            69,467          67,404
  General and administrative                                             6,388           6,946            18,625          20,031
  Litigation settlement                                                     --          16,000                --          62,250
  Amortization of intangible assets                                      2,390           2,574             7,202           7,498
  Amortization of stock-based compensation (1)                             296             676               944           1,637
  Restructuring and other non-recurring charges                            796           5,287             2,470          16,825
                                                                 -------------    ------------     -------------    ------------
Total operating expenses                                                42,816          67,484           131,295         216,248
                                                                 -------------    ------------     -------------    ------------
Operating income/(loss)                                                  4,094         (22,049)            8,722         (91,768)
  Other income/(expense), net                                               75             251              (164)            272
  Interest income, net                                                      88              87               481             680
  Gain on sale of investments, net                                          --              --                --           3,682
                                                                 -------------    ------------     -------------    ------------
Income/(loss) before provision for income taxes                          4,257         (21,711)            9,039         (87,134)
  Provision for income taxes                                               142             150               363             528
                                                                 -------------    ------------     -------------    ------------
  Net income/(loss)                                              $       4,115    $    (21,861)    $       8,676    $    (87,662)
                                                                 =============    ============     =============    ============
Net income/(loss) per share (Note 9):
  Basic                                                          $        0.04    $      (0.22)    $        0.08    $      (0.88)
                                                                 =============    ============     =============    ============
  Basis weighted average ordinary shares outstanding               105,935,620      99,993,573       104,851,577      99,745,570
                                                                 =============    ============     =============    ============
  Diluted                                                        $        0.04    $      (0.22)    $        0.08    $      (0.88)
                                                                 =============    ============     =============    ============
  Diluted weighted average ordinary shares outstanding             108,941,334      99,993,573       109,974,424      99,745,570
                                                                 =============    ============     =============    ============

(1) The following summarizes the departmental allocation of the stock-based compensation

                             THREE MONTHS ENDED   NINE MONTHS ENDED
                                OCTOBER 31,           OCTOBER 31,
                             ------------------   -----------------
                               2004      2003      2004      2003
                              ------    ------    ------    ------
Cost of revenue              $    --    $    2    $   --    $    4
Research and development          66       115       224       354
Selling and marketing            219       355       683       691
General and administrative        11       204        37       588
                              ------    ------    ------    ------
                              $  296    $  676    $  944    $1,637
                              ======    ======    ======    ======

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                         SKILLSOFT PLC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                               NINE MONTHS ENDED
                                                                                                  OCTOBER 31,
                                                                                         --------------------------
                                                                                             2004           2003
                                                                                         -----------   ------------
Cash flows from operating activities:
  Net income/(loss)                                                                      $     8,676   $   (87,662)
Adjustments to reconcile net income/(loss) to net cash used in operating activities -
   Stock-based compensation                                                                      944         1,637
   Depreciation and amortization                                                               3,439         6,948
   Amortization of intangible assets                                                           7,202         7,498
   Provision for bad debts                                                                        (1)          266
   Provision for income tax - non-cash                                                           226            --
   Realized gain on sale of investments                                                           --        (3,673)
Changes in current assets and liabilities:
   Accounts receivable                                                                        26,903        20,995
   Prepaid expenses and other current assets                                                  10,706        (3,667)
   Accounts payable                                                                           (2,917)       (2,480)
   Accrued expenses                                                                          (58,900)       20,832
   Deferred revenue                                                                          (29,907)       (2,431)
                                                                                         -----------   -----------
    Net cash used in operating activities                                                    (33,629)      (41,737)
Cash flows from investing activities:
   Purchases of property and equipment                                                        (6,423)       (2,253)
   Purchases of investments                                                                  (40,481)      (74,127)
   Maturity of investments                                                                    35,258       124,058
   Sale of investments                                                                            --         6,119
   Other assets                                                                                   --            96
   Net cash used for a business combination                                                       --        (5,000)
   Release/(designation) of restricted cash                                                   24,600       (25,000)
                                                                                         -----------   -----------
    Net cash provided by investing activities                                                 12,954        23,893
Cash flows from financing activities:
   Proceeds from exercise of stock options and employee stock purchase plan                   20,553         4,689
   Repayment of note receivable                                                                   --            58
                                                                                         -----------   -----------
    Net cash provided by financing activities                                                 20,553         4,747
Effect of exchange rate changes on cash and cash equivalents                                     359         1,143
                                                                                         -----------   -----------
Net increase/(decrease) in cash and cash equivalents                                             237       (11,954)
Cash and cash equivalents, beginning of period                                                42,866        45,990
                                                                                         -----------   -----------
Cash and cash equivalents, end of period                                                 $    43,103   $    34,036
                                                                                         ===========   ===========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                         SKILLSOFT PLC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. THE COMPANY

SkillSoft PLC, formerly known as SmartForce PLC (the Company or SkillSoft), was incorporated in Ireland on August 8, 1989. The Company is a leading provider of content resources and complementary technologies for integrated enterprise learning. On September 6, 2002, the Company completed its merger with SkillSoft Corporation (the Merger). Due to a number of factors, including composition of the board of directors, management team, and concentrated shareholder interest, all of which had SkillSoft Corporation being in a control or majority position, the Merger was accounted for as a reverse acquisition, with SkillSoft Corporation as the accounting acquirer. Accordingly, the historical financial statements of SkillSoft Corporation are the historical financial statements of the combined company, and the assets and liabilities of the Company are accounted for as required under the purchase method of accounting. The results of operations and cash flow of the former SmartForce PLC, the acquired entity for accounting purposes, are included in the financial statements of the combined company from September 6, 2002, the date on which the Merger was consummated. In connection with the Merger, the Company changed its name to SkillSoft PLC and its fiscal year end to January 31 (the fiscal year end of SkillSoft Corporation) from December 31 (the Company's historical fiscal year end).

2. BASIS OF PRESENTATION

The accompanying, unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all material adjustments (consisting only of those of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of October 31, 2004, the results of its operations for the three and nine months ended October 31, 2004 and 2003 and its cash flows for the nine months ended October 31, 2004 and 2003. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2004. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

3. CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND INVESTMENTS

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. At October 31, 2004 and January 31, 2004, cash equivalents consisted mainly of commercial paper, short-term notes and money market funds. The Company considers the cash held in certificates of deposit with a commercial bank to secure its letter of credit to be restricted cash. The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No.
115). Under SFAS No. 115, securities that the Company does not intend to hold to maturity are reported at market value, and are classified as available-for-sale. At October 31, 2004, the Company's investments had an average maturity of approximately 148 days. These investments are classified as current assets in the accompanying consolidated balance sheets as they mature within one year.

4. REVENUE RECOGNITION

The Company generates revenue from the license of products and services and from providing hosting/ASP services.

The Company follows the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9 to account for revenue derived pursuant to license agreements under which customers license the Company's products and services. The pricing for the Company's courses varies based upon the number of course titles or the courseware bundle licensed by a customer, the number of users within the customer's organization and the length of the license agreement (generally one, two or three years). License agreements permit customers to exchange course titles, generally on the contract anniversary date. Additional product features, such as hosting and online mentoring services, are separately licensed for an additional fee.

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

A Referenceware license gives users access to the full library within one or more collections (examples of which are; ITPro, BusinessPro, FinancePro and OfficeEssentials) from Books24x7.com, Inc. (Books). The pricing for the Company's Referenceware licenses varies based on the collections specified by a customer, the number of users within the customer's organization and the length of the license agreement.

The Company offers discounts from its ordinary pricing, and purchasers of licenses for larger numbers of courses, for larger user bases or for longer periods generally receive discounts. Generally, customers may amend their license agreements, for an additional fee, to gain access to additional courses or product lines and/or to increase the size of the user base. The Company also derives revenue from hosting fees for clients that use its solutions on an application service provider (ASP) basis, online mentoring services and professional services. In selected circumstances, the Company derives revenue on a pay-for-use basis under which some customers are charged based on the number of courses accessed by users. Revenue derived from pay-for-use contracts has been minimal to date.

The Company recognizes revenue ratably over the license period if the number of courses that a customer has access to is not clearly defined, available, or selected at the inception of the contract, or if the contract has additional undelivered elements for which the Company does not have vendor specific objective evidence (VSOE) of the fair value of the various elements. This may occur if the customer does not specify all licensed courses at the outset, the customer chooses to wait for future licensed courses on a when and if available basis, the customer is given exchange privileges that are exercisable other than on the contract anniversaries, or the customer licenses all courses currently available and to be developed during the term of the arrangement. Nearly all of the Company's contractual arrangements result in the recognition of revenue ratably over the license period; consequently.

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

The Company typically recognizes revenue from resellers when both the final sale to the end user has been made and the collectibility of cash from the reseller is probable. With respect to reseller agreements with minimum commitments, the Company recognizes revenue related to the portion of the minimum commitment that exceeds the end user sales at the expiration of the commitment period provided the Company has received payment.

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

                                                    THREE MONTHS ENDED                                 NINE MONTHS ENDED
                                                        OCTOBER 31,                                       OCTOBER 31,
                                         ----------------------------------------            ----------------------------------
                                              2004                      2003                     2004                   2003
                                         -------------             -------------             -----------            -----------
Risk-free interest rates                 3.75% - 3.90%             3.74% - 3.96%             3.31%-4.35%            2.84%-3.96%
Expected dividend yield                        --                        --                        --                     --
Volatility factor                              84%                      89%                        88%                    98%
Expected lives                              7 years                   7 years                 7 years                 7 years
Weighted average fair value of
  options granted                        $       4.55              $       5.53              $     9.12             $     3.19
Weighted average remaining
  contractual life of options
  outstanding                             7.03 years                7.80 years               7.03 years             7.80 years

Had compensation expense for its plans been determined consistent with SFAS No. 123, the Company's net income/(loss) and basic and diluted net income/(loss) per share would have been increased to the following pro forma amounts (in thousands, except per share data):

                                                                           THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                               OCTOBER 31,              OCTOBER 31,
                                                                         ---------------------     ---------------------
                                                                           2004         2003         2004         2003
                                                                         --------     --------     --------     --------
Net income/(loss) --
   As reported                                                           $  4,115     $(21,861)    $  8,676    $ (87,662)
   Add: Stock-based compensation expense recognized under APB No. 25          296          676          944        1,637
   Less: Total stock-based compensation expense determined under fair
    value based method for all awards                                      (6,677)      (8,652)     (19,644)     (23,601)
                                                                         --------     --------     --------     --------
  Pro forma net loss                                                     $ (2,266)    $(29,837)    $(10,024)   $(109,626)
                                                                         ========     ========     ========     ========
Basic and diluted net income/(loss) per share --
  As reported                                                            $   0.04     $  (0.22)    $   0.08    $   (0.88)
                                                                         ========     ========     ========     ========
  Pro forma net loss                                                     $  (0.02)    $  (0.30)    $  (0.10)   $   (1.10)
                                                                         ========     ========     ========     ========

Because additional option grants may be made in future periods, the above pro forma disclosures may not be representative of pro forma effects on results for future periods.

6. RESTRUCTURING AND OTHER NON-RECURRING CHARGES

MERGER AND EXIT COSTS

In connection with the Merger, the Company's management approved and initiated plans prior to December 31, 2002 to restructure the operations of pre-Merger SmartForce PLC to eliminate redundant facilities and headcount, reduce cost structure and better align the Company's operating expenses with existing economic conditions. Consequently, the Company recorded $30.3 million of costs relating to exiting activities of pre-Merger SmartForce PLC, such as severance and related benefits, costs to vacate leased facilities and other pre-Merger liabilities. These costs were accounted for under Emerging Issues Task Force
(EITF) 95-3, "Recognition of Liabilities in Connection with Purchase Business Combinations." These costs, which were recognized as a liability assumed in the purchase business combination, were included in the allocation of the purchase price, and have increased goodwill.

The reductions in employee headcount totaled approximately 632 employees from the administrative, sales, marketing and development functions, and amounted to a charge of approximately $14.4 million. Approximately $11.9 million was paid out against the exit plan accrual through October 31, 2004, and the remaining amount of $2.6 million, net of adjustments for foreign currency translation, is expected to be paid within fiscal 2006.

In connection with the exit plan, the Company decided to abandon or downsize certain leased facilities. For the year ended January 31, 2003, facilities consolidation charges of $12.7 million, consisting of sublease losses, broker commissions and other facility costs, were recorded in connection with the downsizing and closing of sites. As part of the plan, 11 sites have been vacated and 4 sites have been downsized. To determine the sublease loss, which is the loss after the Company's cost recovery efforts from subleasing the building, certain assumptions were made related to the (1) time period over which the property will remain vacant, (2) sublease terms and (3) sublease rates. The lease loss is an estimate under SFAS No. 5 "Accounting for Contingencies" (SFAS No. 5). In the year ended January 31, 2004, the Company revised certain of its estimates made in connection with the original purchase price pertaining to unoccupied facilities under lease as a result of the Merger. This adjustment to the exit plan accrual fell within the one year purchase price allocation period prescribed by SFAS No. 141 "Business Combinations" (SFAS No. 141). The net present value of these obligations was approximately $14.6 million.

During the nine months ended October 31, 2004, activity in the Company's merger and exit costs, which are included in accrued expenses (see Note 13) and long-term liabilities, was as follows (in thousands):

                                                                  EMPLOYEE
                                                                SEVERANCE AND    CLOSEDOWN OF
                                                                RELATED COSTS     FACILITIES        OTHER           TOTAL
                                                                -------------     ----------        -----           -----
Merger and exit accrual January 31, 2004                          $  2,831         $  9,073       $    484       $ 12,388
Payments made during the three months ended April 30, 2004            (241)          (1,035)           (38)        (1,314)
                                                                  --------         --------       --------       --------
Merger and exit accrual April 30, 2004                               2,590            8,038            446         11,074
Payments made during the three months ended July 31, 2004              (45)            (917)            (6)          (968)
                                                                  --------         --------       --------       --------
Merger and exit accrual July 31, 2004                                2,545            7,121            440         10,106

Payments made during the three months ended October 31, 2004           (34)            (480)           (33)          (547)
Adjustment to accrual                                                   78              179             --            257
                                                                  --------         --------       --------       --------
Merger and exit accrual October 31, 2004                          $  2,589         $  6,820       $    407       $  9,816
                                                                  ========         ========       ========       ========

The Company anticipates that the remainder of the merger and exit accrual will be paid out by October 2011 as follows (in thousands):

Year ended January 31, 2005    $4,110
Year ended January 31, 2006     1,965
Year ended January 31, 2007     1,105
Year ended January 31, 2008     1,099
Thereafter                      1,537
                               ------
Total                          $9,816
                               ======

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

During the nine months ended October 31, 2004, the Company recorded and paid an additional $315,000 of restructuring and non-recurring charges related to further restructuring of the pre-Merger SmartForce PLC operations. These restructuring costs included additional compensation to pre-Merger SmartForce PLC employees as well as additional facilities obligations as a result of the Merger. During the nine months ended October 31, 2004, activity in the Company's restructuring accrual related to the Merger was as follows (in thousands):

                                                                EMPLOYEE SEVERANCE  CONTRACTUAL
                                                                AND RELATED COSTS   OBLIGATIONS        TOTAL
                                                                -----------------   -----------        -----
Restructuring accrual January 31, 2004                               $  --             $  84           $  84
Restructuring charge for the quarter ended April 30, 2004               53                94             147
Payments made during the quarter ended April 30, 2004                  (53)              (94)           (147)
                                                                     -----             -----           -----
Restructuring accrual April 30, 2004                                    --                84              84
Restructuring charge for the quarter ended July 31, 2004               175                --             175
Payments made during the quarter ended July 31, 2004                  (175)              (84)           (259)
                                                                     -----             -----           -----
Restructuring accrual July 31, 2004                                     --                --              --
Restructuring charge for the quarter ended October 31, 2004             (7)               --              (7)
Refunds received during the quarter ended October 31, 2004              13                --              13
Payments made during the quarter ended October 31, 2004                 (6)               --              (6)
                                                                     -----             -----           -----
Restructuring accrual October 31, 2004                               $  --             $  --           $  --
                                                                     =====             =====           =====

The restructuring charges for the three and nine months ended October 31, 2004 would have been allocated as follows had the Company recorded the expense within the functional department of the restructured activities (in thousands):

                                 THREE MONTHS ENDED     NINE MONTHS ENDED
                                  OCTOBER 31, 2004      OCTOBER 31, 2004
                                  ----------------      ----------------
Cost of sales                            $ --                $ --
Research and development                  (13)                 59
Sales and marketing                        --                  26
General and administrative                  6                 230
                                         ----                ----
Total                                    $ (7)               $315
                                         ====                ====

Consistent with the Company's accounting policy and historical treatment regarding annual audit fees, the Company accrued the estimated audit fees related to the restatement of the historical SmartForce PLC financial statements, the acquired business, in the year ended January 31, 2003. All other costs associated with the restatement, the resulting SEC investigation, and the 2002 shareholder lawsuit are expensed as the work is performed. For the three and nine months ended October 31, 2004, the Company recorded $803,000 and $2.2 million, respectively, in expenses related to the re-filing of statutory tax returns as a result of the restatement of the historical SmartForce PLC financial statements and the ongoing SEC investigation. For the three and nine months ended October 31, 2003, the Company recorded $5.0 million and $15.0 million, respectively, in expenses related to the restatement, consisting primarily of professional fees, including legal, accounting and other consulting fees.

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

Goodwill and intangible assets were as follows (in thousands):

                                                            OCTOBER 31, 2004                            JANUARY 31, 2004
                                                 ---------------------------------------    ---------------------------------------
                                                   GROSS                          NET         GROSS                          NET
                                                 CARRYING       ACCUMULATED    CARRYING     CARRYING     ACCUMULATED      CARRYING
                                                  AMOUNT       AMORTIZATION     AMOUNT       AMOUNT     AMORTIZATION       AMOUNT
                                                  ------       ------------     ------       ------     ------------       ------
Internally developed software/courseware         $  26,610       $ 14,779      $  11,831    $  26,610     $  9,612        $  16,998
Customer contracts                                  13,018          7,205          5,813       13,018        5,171            7,847
Trademarks and trade name                              900             --            900          900           --              900
                                                 ---------       --------      ---------    ---------     --------        ---------
                                                    40,528         21,984         18,544       40,528       14,783           25,745
Goodwill                                           125,444             --        125,444      125,878           --          125,878
                                                 ---------       --------      ---------    ---------     --------        ---------
                                                 $ 165,972       $ 21,984      $ 143,988    $ 166,406     $ 14,783        $ 151,623
                                                 =========       ========      =========    =========     ========        =========

Customer contracts are existing contracts that relate to underlying customer relationships pertaining to the services provided by the acquired company. The Company is amortizing the fair value of customer contracts on an accelerated basis over a weighted average estimated useful life. Internally developed software/courseware relates to the Books platform, GoTrain content and platform and the SmartForce PLC content.

Course content includes courses in both business skills and information technology. All courseware is deployable via the Internet or corporate intranets.

The change in goodwill at October 31, 2004 from the amount recorded at January 31, 2004 was due primarily to collections of accounts receivable in excess of the estimated realizable value at the purchase date and the Company's utilization of net operating loss carryforwards obtained as part of the Merger.

Amortization expense for the three and nine months ended October 31, 2004 was as follows (in thousands):

                                           THREE MONTHS ENDED   NINE MONTHS ENDED
                                            OCTOBER 31, 2004     OCTOBER 31, 2004
                                            ----------------     ----------------
Internally developed software/courseware       $1,714                $5,168
Customer contracts                                676                 2,034
                                               ------                ------
                                               $2,390                $7,202
                                               ======                ======

Amortization expense for the next five fiscal years is expected to be as follows (in thousands):

FISCAL YEAR       AMORTIZATION EXPENSE
-----------       --------------------
2005                    $9,575
2006                     8,592
2007                     5,345
2008                     1,321
2009                        13

The Company will be conducting its annual impairment test of goodwill in the fourth quarter of the fiscal year ending January 31, 2005.

8. COMPREHENSIVE INCOME/(LOSS)

SFAS No. 130, "Reporting Comprehensive Income" requires disclosure of all components of comprehensive income/(loss) on an annual and interim basis. Comprehensive income/(loss) is defined as the change in equity of a business enterprise during a period resulting from transactions, other events and circumstances related to non-owner sources. The components of comprehensive income/(loss) for the three and nine months ended October 31, 2004 and 2003 were as follows (in thousands):

                                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                    OCTOBER 31,                   OCTOBER 31,
                                                             -------------------------     -------------------------
                                                                2004           2003           2004            2003
                                                             ---------     -----------     ---------     -----------
Comprehensive income/(loss):
  Net income/(loss)                                          $   4,115     $   (21,861)    $   8,676     $   (87,662)
Other comprehensive income/(loss):
  Foreign currency adjustment                                     (720)             30          (643)            581
  Unrealized holding gains/(losses) during the period                4              76           (58)            285
  Less: reclassification adjustment for gains
  included in net income /(loss)                                    --              --            --          (1,984)
                                                             ---------     -----------     ---------     -----------
Comprehensive income /(loss)                                 $   3,399     $   (21,755)    $   7,975     $   (88,780)
                                                             =========     ===========     =========     ===========

9. NET INCOME/(LOSS) PER SHARE

Basic net income/(loss) per share was computed using the weighted average number of shares outstanding during the period. Diluted net income/(loss) per share was computed by giving effect to all dilutive potential shares outstanding. Basic and diluted net loss per share for the three and nine months ended October 31, 2003 are the same as outstanding options, and unvested restricted shares, which aggregated 24,514,810 shares, are antidilutive as the Company recorded a net loss for the periods. The weighted average number of shares outstanding used to compute basic net income/(loss) per share and diluted net income/(loss) per share was as follows:

                                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                OCTOBER 31,                   OCTOBER 31,
                                                         -------------------------     -------------------------
                                                            2004           2003           2004           2003
                                                         -----------    ----------     -----------    ----------
Basic weighted average shares outstanding                105,935,620    99,993,573     104,851,577    99,745,570
Effect of dilutive shares outstanding                      3,005,714            --       5,122,847            --
                                                         -----------    ----------     -----------    ----------
Weighted average common shares outstanding, as adjusted  108,941,334    99,993,573     109,974,424    99,745,570
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

The provision for income tax was $142,000 and $150,000 in the three months ended October 31, 2004 and 2003, respectively. For the three months ended October 31, 2004 and 2003, the tax provision consists of income taxes payable in certain foreign locations and alternative minimum taxes payable in the United States.

For the nine months ended October 31, 2004, the Company recorded a tax provision of approximately $363,000, representing an effective tax rate of approximately 4.0% because the Company expects to utilize tax attributes other than acquired NOL carryforwards, and therefore, the tax provision reflects primarily foreign taxes and US alternative minimum tax.

11. COMMITMENTS AND CONTINGENCIES

The Company leases certain of its facilities and certain equipment and furniture under operating lease agreements that expire at various dates through 2023. Future minimum payments, net of estimated rentals, under these agreements are as follows (in thousands):

                                                                  PAYMENTS DUE BY PERIOD
                                                     LESS THAN    1-3             3-5          MORE THAN
                                          TOTAL       1 YEAR     YEARS           YEARS          5 YEARS
                                        ---------    ---------  -------         -------        ---------
Operating Lease Obligations             $  43,319    $ 7,541    $12,111         $ 7,829        $15,838
                                        =========    =======    =======         =======        =======

On November 18, 2004, Jody Glidden, Michael LeBlanc and Trish Glidden filed a lawsuit against the Company, David C. Drummond, Gregory M. Priest, Patrick E. Murphy and Jack Hayes in the United States District Court for the Northern District of California. Plaintiffs had previously opted out of the class action settlement that received final approval from the court on September 29, 2004. The lawsuit sets forth substantially the same claims as were alleged in the class action litigation. In particular, the lawsuit alleges that the Company misrepresented or omitted to state material facts in its SEC filings and press releases regarding the Company's revenues and earnings and failed to correct such false and misleading SEC filings and press releases, which are alleged to have artificially inflated the price of the Company's ADSs in connection with its acquisition of IC Global in early 2001. The lawsuit seeks compensatory damages of approximately $3.7 million and other unspecified damages.

In March 2004, the Company reached a settlement of the class action litigation filed in 2002, which alleged the Company misrepresented or omitted to state material facts in its SEC filings and press releases regarding its revenues and earnings and failed to correct such false and misleading SEC filings and press releases, which are alleged to have artificially inflated the price of the Company's ADSs. Under the terms of the settlement, the Company has agreed to pay $30.5 million, with one-half paid in August 2004 (following preliminary approval of the settlement by the court) and the second-half to be paid in fiscal 2006. The Company is in discussions with its insurers regarding their potential reimbursement for a portion of the settlement amount. The settlement was approved by the court on September 29, 2004. The Company recorded the aggregate settlement as a charge in its fiscal 2004 fourth quarter; any reimbursement from the Company's insurers will be recorded in the period in which it is executed and finalized.

On July 21, 2003, the Company entered into a settlement agreement with NETg relating to patent infringement, which resulted in a final dismissal and termination of the NETg litigation. Under the terms of the settlement agreement, the Company agreed to pay a total of $44,000,000 in two equal installments of $22,000,000. The Company made the first payment of $22,000,000 on July 25, 2003. The second payment of $22,000,000 was made on July 21, 2004. The Company expensed this settlement in the three months ended July 31, 2003.

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

Revenue for the three months ended October 31, 2004 for the SkillChoice multi-modal learning and retail certification segments was approximately $47.2 million and $5.3 million, respectively. Revenue for the nine months ended October 31, 2004 for the SkillChoice multi-modal learning and retail certification segments was approximately $141.3 million and $14.6 million, respectively. Revenue for the three months ended October 31, 2003 for the SkillChoice multi-modal learning and retail certification segments was approximately $46.0 million and $3.9 million, respectively. Revenue for the nine months ended October 31, 2003 for the SkillChoice multi-modal learning and retail certification segments was approximately $129.2 million and $9.5 million, respectively. Net income/(loss) for the three months ended October 31, 2004 for the SkillChoice multi-modal learning and retail certification segments was approximately $4.1 million and ($12,000), respectively. Net income for the nine months ended October 31, 2004 for the SkillChoice multi-modal learning and retail certification segments was approximately $8.5 million and $0.2 million, respectively. Net (loss)/income for the three months ended October 31, 2003 for the SkillChoice multi-modal learning and retail certification segments was approximately ($22.0) million and $100,000, respectively. Net loss for the nine months ended October 31, 2003 for the SkillChoice multi-modal learning and retail certification segments was approximately $85.4 million and $2.3 million, respectively.

The Company attributes revenues to different geographical areas on the basis of the location of the customer. Revenues by geographical area for the three and nine months ended October 31, 2004 and 2003 were as follows (in thousands):

                            THREE MONTHS ENDED        NINE MONTHS ENDED
                                 OCTOBER 31,             OCTOBER 31,
                           --------------------    --------------------
                             2004        2003        2004         2003
                           --------    --------    --------    --------
Revenue:
  United States            $ 40,946    $ 40,591    $121,882    $112,587
  United Kingdom              5,207       2,066      13,558       7,261
  Canada                      2,040       1,955       5,957       4,574
  Europe, excluding UK        1,897       3,662       6,574      10,694
  Australia/New Zealand       1,811       1,454       5,090       3,021
  Other                         606         264       2,888         577
                           --------    --------    --------    --------
    Total revenue          $ 52,507    $ 49,992    $155,949    $138,714
                           ========    ========    ========    ========

Long-lived tangible assets at international facilities are not significant.

13. ACCRUED EXPENSES

Accrued expenses in the accompanying condensed consolidated balance sheets consist of the following (in thousands):

                                     OCTOBER 31, 2004   JANUARY 31, 2004
                                     ----------------   ----------------
Accrued compensation and benefits        $11,934            $19,787
Course development fees                    1,735              1,518
Professional fees                          2,397              3,410
Accrued payables                           1,363              2,703
Accrued misc. taxes                        2,357              2,357
Accrued merger related costs*              6,027              6,919
Sales tax payable/VAT payable              1,481              2,513
Accrued royalties                          2,007              1,351
Accrued litigation settlements            16,250             44,250
Other accrued liabilities                  5,538              7,309
                                         -------            -------
  Total accrued expenses                 $51,089            $92,117
                                         =======            =======

------------
* Includes $2,264 of accrued income taxes in October 31, 2004 and January 31, 2004.

14. LINE OF CREDIT

On July 23, 2004, the Company entered into a $25 million two year, working capital line of credit with a bank. Under the terms of the line of credit, the bank has a first security interest in all domestic business assets. All borrowings under the line of credit bear interest at the bank's prime rate. The facility is subject to a commitment fee of $50,000 to secure the line of credit and unused commitment fees of 0.125% based upon the daily average of un-advanced amounts under the revolving line of credit. In addition, the line of credit contains certain financial and non-financial covenants. At October 31, 2004, the Company was in compliance with all financial and non-financial covenants. As of October 31, 2004, there were no borrowings on the line of credit; however, the Company had outstanding letters of credit of $15.9 million that were secured by the line of credit and a certificate of deposit.

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

In October 2004, the FASB concluded that the proposed Statement 123R, Share-Based Payment, which would require all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, would be effective for public companies (except small business issuers as defined in SEC Regulation S-B) for interim or annual periods beginning after June 15, 2005. The FASB has tentatively concluded that companies could adopt the new standard using either the "modified prospective transition method" or the "modified retrospective transition method". Under the modified prospective transition method, a company would recognize share-based employee compensation cost from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Measurement and attribution of compensation cost for awards that are not vested as of the effective date of the proposed Statement would be based on the same estimate of the grant-date fair value and the same attribution method used previously under Statement 123 (either for recognition or pro forma purposes). Under the modified retrospective transition method, a company would recognize employee compensation cost for periods presented prior to the adoption of Statement 123R in accordance with the original provisions of Statement 123; that is, an entity would recognize employee compensation cost in the amounts reported in the pro forma disclosures provided in accordance with Statement 123. A company would not be permitted to make any changes to those amounts upon adoption of the proposed Statement unless those changes represent a correction of an error (and are disclosed accordingly). For periods after the date of adoption of Statement 123R, the modified prospective transition method described above would be applied. The Company is in the process of determining the impact of this statement on its consolidated financial statements.

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

Financial Model

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

We are a leading provider of multi-modal content resources and complementary technologies for integrated enterprise learning. SkillChoice multi-modal learning (SMML) solutions offer powerful tools to support and enhance the speed and effectiveness of both formal and informal learning processes. SMML solutions integrate our in-depth courseware, learning management platform technology and support services to meet our customers' learning needs.

We primarily derive revenue from license agreements under which customers license our products and services. The pricing for our courses varies based upon the number of course titles or the courseware bundle licensed by a customer, the number of users within the customer's organization and the length of the license agreement (generally one, two or three years). Our license agreements permit customers to exchange course titles, generally on the contract anniversary date. Additional product features, such as hosting and online mentoring services, are separately licensed for an additional fee.

The pricing for our SMML licenses varies based on the choice of SMML, content offering selected by the customer, the number of users within the customer's organization and the length of the license agreement. Our SMML license provides customers access to a full range of learning products including courseware, Referenceware, simulations, mentoring and prescriptive assessment.

A Referenceware license from our subsidiary, Books24x7.com (Books), gives users access to the full library within one or more collections (examples of which are; ITPro, BusinessPro, FinancePro and OfficeEssentials). The pricing for our Referenceware licenses varies based on the collections specified by a customer, the number of users within the customer's organization and the length of the license agreement.

We offer discounts from our ordinary pricing, and purchasers of licenses for larger numbers of courses, for larger user bases or for longer periods generally receive discounts. Generally, customers may amend their license agreements, for an additional fee, to gain access to additional courses or product lines and/or to increase the size of the user base. We also derive revenue from hosting fees for clients that use our solutions on an application service provider (ASP) basis, online mentoring services and professional services. In selected circumstances, we derive revenue on a pay-for-use basis under which some customers are charged based on the number of courses accessed by users. Revenue derived from pay-for-use contracts has been minimal to date.

See Note 4 of Notes to Condensed Consolidated Financials Statements for a description of our revenue recognition policies.

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

Business Outlook

In the quarter ended October 31, 2004, we generated increased revenues ($52.5 million) as compared to both the immediately preceding quarter and the corresponding quarter of the prior fiscal year, and also reported our largest quarterly net income since the Merger. However, we find ourselves in a challenging business environment. The overall market adoption rate for e-learning solutions continues to be relatively slow and we are seeing constraints on IT spending. As a result, we are experiencing delays in customer orders and some non-renewals of contracts from existing customers. In addition, price competition in the e-learning market is having a negative impact on the revenue we are generating from the new contracts and the contract renewals we do succeed in obtaining.

On the positive side, our recent revenue growth and our growth prospects are strongest in our product lines focused on informal learning, such as our Books24x7 products. We have decided to increase our research and development spending in order to invest aggressively in those areas and accelerate the time by which our planned new products are available to our customers.

In addition, we have initiated a restructuring of our content development organization to more efficiently manage costs and capitalize further on the flexibility inherent in our existing outsourcing model. The goal of the restructuring is to enable us to meet our existing content production targets at a reduced cost and with greater flexibility with respect to the product offerings in which we elect to make investments. The restructuring will involve the elimination of approximately 120 jobs in Dublin, Ireland and 13 in Nashua, New Hampshire, as well as facilities consolidation in Dublin. We will shift the remainder of our IT skills content development activities to our outsourcing suppliers, while continuing to maintain project management and quality control internally. We expect to incur restructuring charges relating to payments to terminated employees, facilities consolidation and the repayment of grants previously awarded by Irish agencies. We currently estimate that these charges will not exceed $15 million, with a majority of that amount expected to be incurred in the fourth quarter of this fiscal year. We believe that the restructuring will result in content development cost savings of approximately $5 million per year at current production levels, beginning in the next fiscal year. This will afford us more flexibility to reinvest dollars that can be recaptured in an outsourcing model for other research and development initiatives and/or to increase the profitability of the organization. We cannot yet estimate the impact on our facilities costs in future periods until negotiations with respect to our leased facilities in Dublin are completed.

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

Our management uses its judgment concerning the satisfaction of these criteria, particularly criteria relating to the collectibility of the receivables relating to such sales. Should changes and conditions cause management to determine that these criteria are not met for certain future transactions, revenue recognized for any period could be adversely affected. However, this is mitigated by the fact that the majority of our revenue is recognized ratably over the term of the respective license. Please see the discussion in Note 4 of Notes to Condensed Financial Statements concerning how we recognize revenue.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2004 VERSUS THREE MONTHS ENDED OCTOBER 31, 2003

                                                           DOLLAR           QUARTER ENDED OCTOBER 31,
                                                     INCREASE/(DECREASE)         PERCENT CHANGE
                                                          2003/2004            INCREASE/(DECREASE)         PERCENTAGE OF REVENUE
                                                       (IN THOUSANDS)               2003/2004              2004             2003
                                                       --------------               ---------              ----             ----
Revenue                                                    $  2,515                      5%                  100%             100%
Cost of revenue                                               1,040                     23%                   11%               9%
                                                           --------               --------              --------         --------
   Gross margin                                               1,475                      3%                   89%              91%
                                                           --------               --------              --------         --------
Operating expenses:
  Research and development                                   (4,666)                   (31%)                  20%              30%
  Selling and marketing                                       1,611                      8%                   43%              42%
  General and administrative                                   (558)                    (8%)                  12%              14%
  Litigation  settlements                                   (16,000)                  (100%)                  --               32%
  Amortization of intangible assets                            (184)                    (7%)                   5%               5%
  Amortization of stock-based compensation                     (380)                   (56%)                   1%               1%
  Restructuring and other non-recurring charges              (4,491)                   (85%)                   2%              11%
                                                           --------               --------              --------         --------
Total operating expenses                                    (24,668)                   (37%)                  82%             135%
                                                           --------               --------              --------         --------
Operating income/(loss)                                      26,143                    119%                    8%             (44%)
                                                           --------               --------              --------         --------
  Other income/(expense), net                                  (176)                   (70%)                  --                1%
  Interest income, net                                            1                      1%                   --               --
  Gain on sale of investments, net                               --                     --                    --               --
                                                           --------               --------              --------         --------
Income/(loss) before provision for income taxes              25,968                    120%                    8%             (43%)
Provision for income taxes                                       (8)                    (5%)                  --               --
                                                           --------               --------              --------         --------
  Net income/(loss)                                        $ 25,976                    119%                    8%             (44%)
                                                           ========               ========              ========         ========

COMPARISON OF THE QUARTERS ENDED OCTOBER 31, 2004 AND 2003

REVENUE

      Revenue increased $2.5 million, or 5%, to $52.5 million in the quarter ended October 31, 2004 from $50.0 million in the quarter ended October 31, 2003. This increase was primarily due to revenue generated from new business . We exited the year ended January 31, 2004 with noncancellable backlog, which consists of deferred revenue and committed contracts, of approximately $170 million as compared to $135 million at January 31, 2003. The increase in noncancellable backlog was due primarily to expanded offerings for SMML customers, competitive wins with new customers, and an increased percentage of extended term offerings from retail certification. In addition, we had an increase in revenue derived from our product lines focused on informal learning. These factors contributed favorably to revenue in the quarter ended October 31, 2004 when compared to the quarter ended October 31, 2003.

                      QUARTERS ENDED
                        OCTOBER 31,
(IN THOUSANDS)        2004        2003     INCREASE
--------------        ----        ----     --------
Revenue:
  United States    $   40,946   $ 40,591    $  355
  International        11,561      9,401     2,160
                   ----------   --------    ------
Total              $   52,507   $ 49,992    $2,515
                   ==========   ========    ======

Revenue increased by 1% and 23% in the United States and internationally, respectively, in the quarter ended October 31, 2004 as compared to the quarter ended October 31, 2003. The increase in international revenue is primarily due to the factors discussed above, as well as higher levels of revenue earned from reseller arrangements resulting from the receipt of sell-through reporting and cash from resellers. The United States represented 78% and 81% of revenue for the quarters ended October 31, 2004 and 2003, respectively.

                                         QUARTERS ENDED
                                          OCTOBER 31,
(IN THOUSANDS)                          2004      2003      INCREASE
--------------                          ----      ----      --------
Revenue:
  SkillChoice multi-modal learning    $47,241    $46,050    $ 1,191
  Retail certification                  5,266      3,942      1,324
                                      -------    -------    -------
Total                                 $52,507    $49,992    $ 2,515
                                      =======    =======    =======

The SMML segment represented 90% and 92% of revenue for the quarters ended October 31, 2004 and 2003, respectively. The increase in SMML revenue and retail certification revenue is primarily due to the factors discussed above.

COSTS AND EXPENSES

Cost of revenue increased $1.0 million, or 23%, to $5.6 million in the quarter ended October 31, 2004 from $4.6 million in the quarter ended October 31, 2003. Cost of revenue as a percentage of total revenue was 11% in the quarter ended October 31, 2004 versus 9% in the quarter ended October 31, 2003. These increases were primarily due to a higher mix of royalty-bearing revenue as well as increased headcount and infrastructure charges incurred in connection with the our efforts to consolidate hosting sites.

Research and development expenses decreased $4.7 million, or 31%, to $10.5 million in the quarter ended October 31, 2004 from $15.2 million in the quarter ended October 31, 2003. Research and development expenses as a percentage of total revenue decreased to 20% in the quarter ended October 31, 2004 from 30% in the quarter ended October 31, 2003. Research and development expenses for the quarter ended October 31, 2004 included expenses of $852,000 to modify and enhance the technology we purchased that will underlie our virtual classroom product offerings. We anticipate approximately $1.4 million of additional development expenses over the remainder of fiscal 2005 to bring our virtual classroom offerings to market. The decreased expenses compared to the third quarter of fiscal 2004 were primarily due to the completion of initiatives related to content and platform improvements in the quarter ended January 31, 2004. We plan to incur incremental costs of approximately $2.0 million in the fiscal 2005 fourth quarter to pursue informal learning opportunities and accelerate their market introduction.

Selling and marketing expenses increased $1.6 million, or 8%, to $22.4 million in the quarter ended October 31, 2004 from $20.8 million in the quarter ended October 31, 2003. Selling and marketing expenses as a percentage of total revenue increased to 43% in the quarter ended October 31, 2004 from 42% in the quarter ended October 31, 2003. These increases are primarily due to increased commissions as a result of higher revenue, as well as incremental selling and marketing expenses over the second half of the year to introduce the virtual classroom offerings to the market. We believe that a significant investment in selling and marketing to expand our distribution channels worldwide is required to remain competitive, and we therefore expect selling and marketing expenses to increase in absolute dollars, but decrease as a percentage of total revenue when comparing full year fiscal 2005 results to full year fiscal 2004 results.

General and administrative expenses decreased $558,000, or 8%, to $6.4 million in the quarter ended October 31, 2004 from $6.9 million in the quarter ended October 31, 2003. General and administrative expenses as a percentage of total revenue decreased to 12% in the quarter ended October 31, 2004 from 14% in the quarter ended October 31, 2003. These decreases were primarily due to a decline in certain infrastructure and occupancy charges, litigation costs and consulting services. We anticipate that general and administrative expenses will increase in absolute dollars in the next several quarters due primarily to increases in the costs of operating as a public company such as compliance with Section 404 of the Sarbanes-Oxley Act, advisory, legal and insurance.

Restructuring and other non-recurring charges decreased $4.5 million, or 85%, to $0.8 million in the quarter ended October 31, 2004 from $5.3 million in the quarter ended October 31, 2003. The primary reason for the decrease in restructuring and other non-recurring charges in the current period as compared to the three months ended October 31, 2003 is the completion of the restatement of the SmartForce historical financial statements in the fiscal year ended January 31, 2004. Charges for the three months ended October 31, 2004 consist primarily of the re-filing of statutory tax returns as a result of the restatement of the SmartForce PLC historical financial statements, the ongoing SEC investigation and costs associated with international restructuring activities.

OTHER INCOME/(EXPENSE), NET

Other income in the quarter ended October 31, 2004 was $75,000 as compared to $251,000 in the quarter ended October 31, 2003. This change was primarily due to foreign currency fluctuations. Due to our multi-national operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies we do business in.

NINE MONTHS ENDED OCTOBER 31, 2004 VERSUS NINE MONTHS ENDED OCTOBER 31, 2003

                                                 DOLLAR              NINE MONTHS ENDED OCTOBER 31,
                                           INCREASE/(DECREASE)              PERCENT CHANGE
                                                2003/2004                 INCREASE/(DECREASE)               PERCENTAGE OF REVENUE
                                             (IN THOUSANDS)                    2003/2004                     2004            2003
                                             --------------                    ---------                     ----            ----

Revenue                                         $  17,235                         12%                       100%             100%
Cost of revenue                                     1,698                         12%                        10%              10%
                                                ---------                       ----                        ---              ---
   Gross margin                                    15,537                         12%                        90%              90%
                                                ---------                       ----                        ---              ---
Operating expenses:
  Research and development                         (8,016)                       (20%)                       21%              29%
  Selling and marketing                             2,063                          3%                        45%              49%
  General and administrative                       (1,406)                        (7%)                       12%              14%
  Litigation settlements                          (62,250)                      (100%)                       --               45%
  Amortization of intangible assets                  (296)                        (4%)                        5%               5%
  Amortization of stock-based
   compensation                                      (693)                       (42%)                        1%               1%
  Restructuring and other
   non-recurring charges                          (14,355)                       (85%)                        2%              12%
                                                ---------                       ----                        ---              ---
Total operating expenses                          (84,953)                       (39%)                       84%             156%
                                                ---------                       ----                        ---              ---
Operating income/(loss)                           100,490                        110%                         6%             (66%)
                                                ---------                       ----                        ---              ---
  Other income/(expense), net                        (436)                      (160%)                       --               --
  Interest income, net                               (199)                       (29%)                       --               --
  Gain on sale of investments, net                 (3,682)                      (100%)                       --                3%
                                                ---------                       ----                        ---              ---
Income/(loss) before provision for
  income taxes                                     96,173                        110%                         6%             (63%)
Provision for income taxes                           (165)                       (31%)                       --               --
                                                ---------                       ----                        ---              ---
  Net income/(loss)                             $  96,338                        110%                         6%             (63%)
                                                =========                       ====                        ===              ===

      COMPARISON OF THE NINE MONTHS ENDED OCTOBER 31, 2004 AND 2003

REVENUE

      Revenue increased $17.2 million, or 12%, to $155.9 million in the nine months ended October 31, 2004 from $138.7 million in the nine months ended October 31, 2003. This increase was primarily due to revenue generated from new business. We exited the year ended January 31, 2004 with noncancellable backlog, which consists of deferred revenue and committed contracts, of approximately $170 million as compared to $135 million at January 31, 2003. The increase in noncancellable backlog was due primarily to expanded offerings for SMML customers, competitive wins with new customers, and an increased percentage of extended term offerings from retail certification. In addition we had an increase in revenue derived from our product lines focused on informal learning. These factors contributed favorably to revenue in the nine months ended October 31, 2004 when compared to the year ago nine month period.

                    NINE MONTHS ENDED
                       OCTOBER 31,
(IN THOUSANDS)       2004        2003      INCREASE
--------------       ----        ----      --------
Revenue:
  United States    $121,882    $112,587    $  9,295
  International      34,067      26,127       7,940
                   --------    --------    --------
Total              $155,949    $138,714    $ 17,235
                   ========    ========    ========

Revenue increased by 8% and 30% in the United States and internationally, respectively, in the nine months ended October 31, 2004 as compared to the nine months ended October 31, 2003. The international revenue increase was due, in addition to the factors discussed above, to increased reseller revenue due to the timing of receipt of sell-through reporting and cash from resellers. The United States represented 78% and 81% of revenue for the nine months ended October 31, 2004 and 2003, respectively.

                                       NINE MONTHS ENDED
                                          OCTOBER 31,
(IN THOUSANDS)                          2004        2003      INCREASE
--------------                          ----        ----      --------
Revenue:
  SkillChoice multi-modal Learning    $141,322    $129,217    $ 12,105
  Retail certification                  14,627       9,497       5,130
                                      --------    --------    --------
Total                                 $155,949    $138,714    $ 17,235
                                      ========    ========    ========

The SMML segment represented 91% and 93% of revenue for the nine months ended October 31, 2004 and 2003, respectively. The increase in SMML revenue and retail certification revenue is primarily due to the factors discussed above.

COSTS AND EXPENSES

Cost of revenue increased $1.7 million, or 12%, to $15.9 million in the nine months ended October 31, 2004 from $14.2 million in the nine months ended October 31, 2003. This increase was primarily due to higher revenue as well as increased headcount and infrastructure charges incurred in connection with our efforts to consolidate hosting sites. Cost of revenue as a percentage of total revenue was 10% in the nine months ended October 31, 2004 and October 31, 2003.

Research and development expenses decreased $8.0 million, or 20%, to $32.6 million in the nine months ended October 31, 2004 from $40.6 million in the nine months ended October 31, 2003. Research and development expenses as a percentage of total revenue decreased to 21% in the nine months ended October 31, 2004 from 29% in the nine months ended October 31, 2003. Research and development for the nine months ended October 31, 2004 included expenses of $3.1 million to modify and enhance the technology we purchased that will underlie our virtual classroom product offerings. We anticipate incurring approximately $1.4 million of additional development expenses over the remainder of fiscal 2005 to bring our virtual classroom offerings to market. The decreased expenses compared to fiscal 2004 were primarily due to our completion of the initiative for content and platform improvements in the quarter ended January 31, 2004. We plan to incur incremental costs of approximately $2.0 million in the fiscal 2005 fourth quarter to pursue informal learning opportunities and accelerate their market introduction.

Selling and marketing expenses increased $2.1 million, or 3%, to $69.5 million in the nine months ended October 31, 2004 from $67.4 million in the nine months ended October 31, 2003. The increase was primarily due to increased compensation and benefit costs of approximately $3.1 million. This increase was partially offset by a decline in certain infrastructure and occupancy charges of $1.1 million. Selling and marketing expenses as a percentage of total revenue decreased to 45% in the nine months ended October 31, 2004 from 48% in the nine months ended October 31, 2003. The percentage decrease was primarily due to the increase in revenue from the nine months ended October 31, 2003 to the nine months ended October 31, 2004. We anticipate incurring incremental selling and marketing expenses over the remainder of the year to introduce the virtual classroom offerings to the market. We believe that a significant investment in selling and marketing to expand our distribution channels worldwide is required to remain competitive, and we therefore expect selling and marketing expenses to increase in absolute dollars, but decrease as a percentage of total revenue when comparing fiscal 2005 results to fiscal 2004 results.

General and administrative expenses decreased $1.4 million, or 7%, to $18.6 million in the nine months ended October 31, 2004 from $20.0 million in the nine months ended October 31, 2003. General and administrative expenses as a percentage of total revenue decreased to 12% in the nine months ended October 31, 2004 from 14% in the nine months ended October 31, 2003. These decreases were primarily due to a reduction of litigation costs of $2.6 million in the nine months ended October 31, 2004 compared to the nine months ended October 31, 2003. This decrease was offset in part by increases in accounting and other consulting services of $1.5 million. We anticipate that general and administrative expenses will increase in absolute dollars over the second half of the year due primarily to increases in the costs of operating as a public company such as compliance with Section 404 of the Sarbanes-Oxley Act, advisory, legal and insurance.

Restructuring and other non-recurring charges decreased $14.4 million, or 85%, to $2.5 million in the nine months ended October 31, 2004 from $16.8 million in the nine months ended October 31, 2003. The restructuring and non-recurring charges related to the Merger. The restructuring costs primarily consist of compensation costs for certain terminated SmartForce employees. The primary reason for the decrease in restructuring and other non-recurring charges in the current period as compared to the nine months ended October 31, 2003 is the completion of the restatement of the SmartForce historical financial statements in the fiscal year ended January 31, 2004. Charges for the nine months ended October 31, 2004 consist primarily of the re-filing of statutory tax returns as a result of the restatement of the SmartForce PLC historical financial statements, the ongoing SEC investigation and costs associated with international restructuring activities.

OTHER (EXPENSE)/INCOME, NET

Other (expense)/income in the nine months ended October 31, 2004 was ($164,000) as compared to $272,000 in the nine months ended October 31, 2003. This change was primarily due to foreign currency fluctuations. Due to our multi-national operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies we do business in.

PROVISION FOR INCOME TAXES

The provision for income taxes was $363,000 and $528,000 in the nine months ended October 31, 2004 and 2003, respectively. The income tax provision for the nine months ended October 31, 2004 reflects management's expectations that the effective tax rate for fiscal 2005 will be in a range of 4.5% to 6.0%.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2004, our principal source of liquidity was our cash and cash equivalents and short-term investments, which totaled $59.4 million. This compares to $61.3 million at January 31, 2004. In addition, we had $400,000 in restricted cash securing a letter of credit as of October 31, 2004; our restricted cash as of January 31, 2004 was $25.0 million. The decrease in restricted cash is the result of our reduction of the amount of cash that we designated as restricted to secure a letter of credit.

Net cash used in operating activities was $33.6 million for the nine months ended October 31, 2004. The principal contributions to our net cash from operating activities in the nine months ended October 31, 2004 were our net income of $8.7 million, depreciation and amortization of $10.6 million, a decrease in prepaid expenses and other current assets of $10.7 million, and a decrease in accounts receivable of $26.9 million. These were more than offset by a decrease of $58.9 million in accrued expenses, primarily due to payments of $43.3 million in litigation settlements, and a decrease in deferred revenue of $29.9 million related to lower year-to-date billings, an increase in the percentage of quarterly billings as well as the seasonality of renewals.

Net cash provided by investing activities was $13.0 million for the nine months ended October 31, 2004. The primary factor was the reduction of designated restricted cash which generated a cash inflow of $24.6 million. This was partially offset by maturity of investments, net of purchases (short and long-term), which generated a net cash outflow of approximately $5.2 million in the nine months ended October 31, 2004. In addition, there were expenditures for property, plant and equipment of $6.4 million.

Net cash provided by financing activities was $20.6 million for the nine months ended October 31, 2004. These proceeds related to the exercise of stock options under our various stock plans and stock purchases under our 1995 Employee Share Purchase Plan.

Our working capital deficit was approximately $39.6 million and $49.1 million as of October 31, 2004 and January 31, 2004, respectively. The increase in working capital in the nine months ended October 31, 2004 was primarily due to net income of $8.7 million, proceeds from exercises of stock options under our various stock plans and stock purchases under the 1995 Employee Share Purchase Plan of $20.6 million, depreciation and amortization of $10.7 million, which was offset primarily by purchases of property and equipment of $6.4 million, purchases of long term investments of $7.4, $15.3 million accrued litigation settlement now due less than 12 months, and payments made towards long term merger accruals of $1.8 million. Total assets were approximately $281.2 million and $342.4 million as of October 31, 2004 and January 31, 2004, respectively. As of October 31, 2004 and January 31, 2004, goodwill and separately identifiable intangible assets were $144.0 million and $151.6 million, respectively.

On July 23, 2004, we entered into a $25 million two year, working capital line of credit with a bank. Under the terms of the line of credit, the bank has a first security interest in all domestic business assets. All borrowings under the line of credit bear interest at the bank's prime rate. The facility is subject to a commitment fee of $50,000 to secure the line of credit and unused commitment fees of 0.125% based upon the daily average of un-advanced amounts under the revolving line of credit. In addition, the line of credit contains certain financial and non-financial covenants. At October 31, 2004, we are in compliance with all financial and non-financial covenants. As of October 31, 2004, there were no borrowings on the line of credit; however, we had outstanding letters of credit of $15.9 million that were secured by the line of credit and a certificate of deposit.

As of January 31, 2004, we had U.S. federal net operating loss carryforwards of approximately $320.0 million, which are subject to potential limitations based upon change in control provisions of Section 382 of the Internal Revenue Code, available to reduce future income taxes, if any. We also had U.S. federal tax credit carryforwards of approximately $3.2 million at January 31, 2004. Additionally, we had approximately $86.7 million of net operating loss carryforwards in jurisdictions outside of the U.S. If not utilized, these carryforwards expire at various dates through the year ending January 31, 2024. Included in the $320.0 million are approximately $217.7 million of U.S. net operating loss carryforwards and $365,000 of U.S. tax credit carryforwards that were acquired in the Merger and the purchase of Books. In addition, included in the $86.7 million we have approximately $62.7 million of net operating loss carryforwards in jurisdictions outside the U.S. acquired in the Merger and the purchase of Books. We will realize the benefits of these acquired net operating losses through reductions to goodwill and non-goodwill intangibles during the period that the losses are utilized to reduce tax payments. At January 31, 2004, we have approximately $3.4 million of net operating loss carryforwards in the United States resulting from disqualifying dispositions. We will realize the benefit of these losses through increases to stockholder's equity in the periods in which the losses are utilized to reduce tax payments.

We lease certain of our facilities and certain equipment and furniture under operating lease agreements that expire at various dates through 2023. Future minimum payments, net of estimated rentals, under these agreements are as follow (in thousands):

                                                           PAYMENTS DUE BY PERIOD
                                              LESS THAN     1-3          3-5         MORE THAN
                                    TOTAL      1 YEAR      YEARS        YEARS         5 YEARS
                                    -----      ------      -----        -----         -------
Contractual Obligations
Operating Lease Obligations       $  43,319    $ 7,541   $ 12,111      $ 7,829        $15,838
                                  ---------    -------   --------      -------        -------
TOTAL                             $  43,319    $ 7,541   $ 12,111      $ 7,829        $15,838
                                  =========    =======   ========      =======        =======

We have entered into agreements to settle certain litigation matters, and the future commitments under these agreements are as follows (in thousands):

                                               PAYMENTS DUE BY PERIOD
     LITIGATION SETTLEMENT                     LESS THAN          1-3
          COMMITMENTS              TOTAL        1 YEAR           YEARS
          -----------              -----        ------           -----
2002 Securities class action    $   16,250    $  16,250       $      --
                                ==========    =========       =========

We expect to continue to experience growth in capital expenditures and operating expenses, particularly in sales and marketing and research and development, through the end of the fiscal year ending January 31, 2005, as compared to the fiscal year ended January 31, 2004 in order to execute our business plan and achieve expected revenue growth. To the extent that our execution of the business plan results in increased sales, we expect to experience corresponding increases in deferred revenue, cash flow and prepaid expenses. In addition, we are required to make litigation settlement payments totaling $16.3 million subsequent to October 31, 2004, with a payout of $1.0 million before January 31, 2005 and the remaining $15.3 due in the fiscal year ending January 31, 2006. We are in discussions with our insurers to determine how much, if any, of the settlement related to the 2002 securities class action lawsuits will be paid by them. Capital expenditures for the fiscal year ending January 31, 2005 are expected to be approximately $9.5 million, of which $6.4 million has been expended through October 31, 2004. Also, we expect to disburse approximately $4.1 million during the remainder of the fiscal year ending January 31, 2005 against exit and restructuring plan accruals recorded in the fiscal years ended January 31, 2003 and 2004. We have proposed a restructuring plan for the fiscal 2005 fourth quarter which will include the reduction of approximately 133 employees. The primary factors leading to this restructuring are our ability to more cost effectively utilize outsourcing suppliers to develop course content and the completion of certain research and development initiatives undertaken after the Merger and the excess space that now exists following the departure of contractors used to complete that work. We expect to incur charges in connection with this restructuring related to payments to terminated employees in Dublin and the U.S., facilities consolidation resulting from excess space following the workforce reductions and the completion of the Merger-related work and the repayment of employment and facilities-related grants previously awarded to us by agencies in Ireland. We currently estimate that the total amount of the charges associated with this restructuring will not be more than $15 million. We expect that the principal sources of funding for our operating expenses, capital expenditures, litigation settlement payments and other liquidity needs will be a combination of our available cash and cash equivalents and short-term investments (which totaled approximately $59.4 million as of October 31, 2004), and funds generated from future cash flows. We believe our current funds and expected cash flows from operating activities will be sufficient to fund our operations for at least the next 12 months. However, there are a number of factors that may negatively impact our available sources of funds. In addition, our cash needs may increase due to factors such as unanticipated developments in our business or significant acquisitions. The amount of cash generated from operations will be dependent upon the successful execution of our business plan. Although we do not foresee the need to raise additional capital, any unanticipated economic or business events could require us to raise additional capital to support operations.

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

    We are the subject of a formal order of private investigation entered by the SEC. We are cooperating with the SEC in connection with this investigation. We will likely incur substantial costs in connection with the SEC investigation, which could cause a diversion of management time and attention. In addition, we could be subject to substantial penalties, fines or regulatory sanctions, which could adversely affect our business. In March 2004 we reached a settlement, which the court approved on September 29, 2004, for total settlement payments of $30.5 million, one-half of which was paid in August 2004 following receipt of preliminary approval by the court and the balance to be paid one year later. Although we are in discussions with our insurers to determine how much, if any, of this settlement amount will be paid by them, we may not be able to recover any amount from our insurers.

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

RISKS RELATED TO THE MERGER BETWEEN SKILLSOFT CORPORATION AND SMARTFORCE

WE HAVE IDENTIFIED SIGNIFICANT DEFICIENCIES IN OUR DISCLOSURE CONTROLS AND PROCEDURES AND INTERNAL CONTROLS.

    During the process of integrating the business processes, human resources, disclosure controls and procedures, and internal controls of SmartForce PLC and SkillSoft Corporation, significant deficiencies in disclosure controls and procedures and internal controls were identified predominantly with respect to financial reporting at non-U.S. subsidiaries of the former SmartForce PLC and our ability to process the consolidated financial closing cycle. These deficiencies resulted in a significant strain to the internal resources and on the infrastructure of the finance organization and adversely impacted both the year-end and quarter-end financial closing process for the fiscal year ended January 31, 2003. External resources were engaged to assist management in both the year-end and quarter-end financial closing process and in identifying areas for improvement for the fiscal year ended January 31, 2003. In addition, in fiscal years ended January 31, 2003 and 2004, permanent resources and accounting process improvements were added and implemented to improve the non-U.S. finance operations, the financial closing process, and the overall internal control environment. Our independent auditors have informed us that they believe we have no material weaknesses in internal controls at January 31, 2004. However they have informed us of certain reportable conditions at that date, including financial and regulatory compliance reporting at non-U.S. subsidiaries of the former SmartForce PLC and our ability to process the financial closing cycle at certain subsidiaries. If we fail to remediate these items, it could have an adverse effect on our business.

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

WE RELY ON STRATEGIC ALLIANCES FOR MARKETING, WHICH ALLIANCES ARE NOT EXCLUSIVE, MAY BE TERMINATED OR MAY FAIL TO MEET OUR REQUIREMENTS IN THE FUTURE.

      We have developed strategic alliances to market many of our products. However, these relationships are not exclusive, and our marketing partners could market other products in preference to, and in competition with, those developed by us. In addition, we may be unable to continue to market future products through these alliances or may be unable to negotiate additional alliances in the future on acceptable terms, if at all. The marketing efforts of our strategic partners may also disrupt our direct sales efforts. INCREASED COMPETITION MAY RESULT IN DECREASED DEMAND OR PRICES FOR OUR PRODUCTS AND SERVICES, WHICH MAY RESULT IN REDUCED REVENUES AND GROSS PROFITS AND LOSS OF MARKET SHARE.

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

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of October 31, 2004, we did not use derivative financial instruments for speculative or trading purposes.

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

      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of October 31, 2004. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that while we have implemented mitigating controls and process improvements with respect to our disclosure controls and procedures and that they are now operating effectively, we believe that continuous monitoring and improving of these disclosure controls and procedures will be required. Additionally, we have commenced a process of reviewing all of our material financial processes in an effort to assess our Sarbanes-Oxley 404 preparedness, which includes the establishment of an internal audit function.

      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act occurred during the quarter ended October 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

ITEM 1. - LEGAL PROCEEDINGS

On November 18, 2004, Jody Glidden, Michael LeBlanc and Trish Glidden filed a lawsuit against us, David C. Drummond, Gregory M. Priest, Patrick E. Murphy and Jack Hayes in the United States District Court for the Northern District of California. Plaintiffs had previously opted out of the class action settlement that received final approval from the court on September 29, 2004. The lawsuit sets forth substantially the same claims as were alleged in the class action litigation. In particular, the lawsuit alleges that we misrepresented or omitted to state material facts in our SEC filings and press releases regarding our revenues and earnings and failed to correct such false and misleading SEC filings and press releases, which are alleged to have artificially inflated the price of our ADSs in connection with our acquisition of IC Global in early 2001. The lawsuit seeks compensatory damages of approximately $3.7 million and other unspecified damages.

ITEM 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      We held an extraordinary general meeting of shareholders (the "EGM") on September 24, 2004 to consider a special resolution to approve the terms of a share repurchase agreement to be entered into between us, several of our subsidiaries and Credit Suisse First Boston. The repurchase agreement facilitates the repurchase by us and/or several of our subsidiaries of up to seven million ordinary shares (represented by ADSs). Under the terms of the deposit agreement, The Bank of New York is entitled to vote or cause to be voted on behalf of, and in accordance with the instructions received from, the ADS holders. Three ordinary shareholders were present for the vote. Voting was conducted on a show of hands in accordance with Irish law. There were no abstentions, broker non-votes or votes withheld with respect to the matter submitted to a vote of the ordinary shareholders at the EGM.

The following is a summary of the votes of the ordinary share holders tabulated with respect to the proposal considered at the EGM, as well as a summary of the proxy votes cast by The Bank of New York based on the ADR facility:

                                     VOTES "FOR"   "AGAINST"    "ABSTAIN"
Ordinary Shareholders                         3          0            0
ADS Holders                          78,863,894     36,321       45,473

ITEM 5. - OTHER INFORMATION

On August 26, 2004, our Board of Directors adopted an Amended and Restated Nominating and Corporate Governance Committee Charter (the "Amended and Restated Charter"). The Amended and Restated Charter provides a description of the information that must be provided by a shareholder desiring to recommend a candidate for consideration as a potential director to the Nominating and Corporate Governance Committee. In addition, the Amended and Restated Charter provides that if the Nominating and Corporate Governance Committee determines not to nominate for election as a director a candidate proposed by a shareholder (or group of shareholders) submitting a director candidate to the Nominating and Corporate Governance Committee that, individually or as a group, have continually beneficially owned at least 5% of our outstanding shares for at least two years prior to the date the candidate is submitted for consideration, and continues to beneficially own at least 5% of our outstanding shares through the date of the next annual general meeting (a "Qualified Nominating Shareholder"), then the Nominating and Corporate Governance Committee must provided such Qualified Nominating Shareholder with certain information regarding the reasons for such decision. For more information regarding the submission of potential director candidates by shareholders, please refer to the Amended and Restated Charter available at www.skillsoft.com.

ITEM 6. - EXHIBITS

See the Exhibit Index attached hereto.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SKILLSOFT PUBLIC LIMITED COMPANY

Date: December 10, 2004

                                         By: /s/ Thomas J. McDonald
                                             ------------------------------
                                                   Thomas J. McDonald
                                                 Chief Financial Officer

                                  EXHIBIT INDEX

10.1  Summary of Fiscal 2005 Executive Incentive Compensation Plan

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