Form 10-K/A
period 2004-01-31
SKILLSOFT PUBLIC LIMITED CO
filed 2005-04-14
CIK 940181

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

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

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed as Amendment No. 2 to the Annual Report on Form 10-K of SkillSoft Public Limited Company (the "Registrant" or the "Company") filed with the Securities and Exchange Commission (the "SEC") on April 15, 2004, for the purpose of amending Item 9A in response to comments provided to the Company by the SEC.

                        SKILLSOFT PUBLIC LIMITED COMPANY

                                   FORM 10-K/A

                                TABLE OF CONTENTS

                                                                                         PAGE
PART I

ITEM 9A.  Controls and Procedures.....................................................     4

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.............     4

Signatures............................................................................     5

                                     PART I

ITEM 9A.  CONTROLS AND PROCEDURES

      Following the merger of SmartForce PLC and SkillSoft Corporation on September 6, 2002, we integrated the business processes, human resources, disclosure controls and procedures, and internal controls of the two companies. During this process, significant deficiencies in disclosure controls and procedures and internal controls were identified predominantly with respect to financial reporting at non-U.S. subsidiaries of the former SmartForce PLC and our ability to process the consolidated financial closing cycle. The financial and regulatory compliance reporting at non - US subsidiaries was related primarily to delinquent statutory filings in Australia, France, The United Kingdom, the Republic of Ireland and Singapore for subsidiaries of the former SmartForce, PLC. Subsequent to the Merger, these filings were further delayed by the requirement to reflect the results of the restated financial statements of the historical SmartForce, PLC, which were filed with the SEC on September 22, 2003. These deficiencies resulted in a significant strain to the internal resources and on the infrastructure of the finance organization and adversely impacted both the year-end and quarter-end financial closing process for the fiscal year ended January 31, 2003. External resources were engaged to assist management in both the year-end and quarter-end financial closing process and in identifying areas for improvement for the fiscal year ended January 31, 2003. In addition, in fiscal years ended January 31, 2003 and 2004, permanent resources and accounting process improvements have been added and implemented to improve the non-U.S. finance operations, the financial closing process, and the overall internal control environment. Additionally, by January 31, 2004 all of the subsidiaries, with the exception of retail certification, were on one financial system. Our independent auditors have informed us that they believe we have no material weaknesses in internal controls at January 31, 2004. However they have informed us of certain reportable conditions at that date, including financial and regulatory compliance reporting at non-U.S. subsidiaries of the former SmartForce PLC and our ability to process the financial closing cycle at certain subsidiaries. The newly hired financial staff, focused corporate oversight and the successful migration to one financial system improved the financial closing process and allowed management to conclude that these significant deficiencies did not collectively constitute a material weakness.

      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of January 31, 2004. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as a result of the implementation of mitigating controls and process improvements with respect to our disclosure controls and procedures, they were operating effectively as of January 31, 2004. However, we believe that continuous monitoring of these disclosure controls and procedures will be required.

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(c) Exhibits. The exhibits filed as part of this Annual Report on Form 10-K/A are listed in the Exhibit Index immediately preceding such exhibits, and are incorporated herein by reference.

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
Date: April 14, 2005

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

10.23 Security Agreement, dated as of June 24, 2003, by and between SkillSoft Corporation and Fleet National Bank (Incorporated by reference to exhibit 10.3 to SkillSoft PLC's Quarterly Report on Form 10-Q for the quarter ended July 31, 2003 as filed with the

                                       8

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

31.3++ Certification of SkillSoft PLC's Chief Executive Officer pursuant to Rule 13a-14(a)/ Rule 15(d)-14(a) under the Securities Exchange
             Act of 1934 (regarding Amendment No. 1 on Form 10-K/A).

31.4++ Certification of SkillSoft PLC's Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15(d)-14(a) under the Securities Exchange
             Act of 1934 (regarding Amendment No.1 on Form 10-K/A).

31.5* Certification of SkillSoft PLC's Chief Executive Officer pursuant to Rule 13a-14(a)/ Rule 15(d)-14(a) under the Securities Exchange
             Act of 1934 (regarding Amendment No. 2 on Form 10-K/A).

31.6* Certification of SkillSoft PLC's Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15(d)-14(a) under the Securities Exchange
             Act of 1934 (regarding Amendment No.2 on Form 10-K/A).

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

---------------
  + Previously filed with Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2004.

 ++ Previously filed with Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on June 3, 2003.

  *      Filed herewith.

 ** Denotes management or compensatory plan or arrangement required to be filed by registrant pursuant to Item 15(c) of this report on Form 10-K.

*** Confidential treatment requested for certain portions, which portions have been separately filed with the Securities and Exchange Commission.