Form 10-Q/A
period 2004-04-30
SKILLSOFT PUBLIC LIMITED CO
filed 2005-04-14
CIK 940181

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

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

                                EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A is being filed as Amendment No. 1 to the Quarterly Report on Form 10-Q of SkillSoft Public Limited Company (the "Registrant" or the "Company") filed with the Securities and Exchange Commission (the "SEC") on June 9, 2004, for the purpose of amending Item 4 in response to comments provided to the Company by the SEC.

                                  SKILLSOFT PLC

                                   FORM 10-Q/A
                      FOR THE QUARTER ENDED APRIL 30, 2004
                                      INDEX

PART I - FINANCIAL INFORMATION

Item 4. Controls and Procedures........................................   4

PART II - OTHER INFORMATION

Item 6.Exhibits and Reports on Form 8-K................................   4

SIGNATURES.............................................................   5

                                     PART I

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

      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of April 30, 2004. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as a result of the implementation of mitigating controls and process improvements with respect to our disclosure controls and procedures, they were operating effectively as of April 30, 2004. However, we believe that continuous monitoring and improving of these disclosure controls and procedures will be required.

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

                                         SKILLSOFT PUBLIC LIMITED COMPANY
Date:  April 14, 2005

                                         By: /s/ Thomas J. McDonald
                                             ------------------------------
                                                   Thomas J. McDonald
                                                 Chief Financial Officer

                                  EXHIBIT INDEX

31.1* Certification of the Company's CEO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2* Certification of the Company's CFO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.3** Certification of the Company's CEO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (regarding Amendment No. 1 on Form 10-Q/A).

31.4** Certification of the Company's CFO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (regarding Amendment No. 1 on Form 10-Q/A).

32.1* Certification of the Company's CEO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2* Certification of the Company's CFO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

---------------

 * Previously filed with the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 9, 2004.

**    Filed herewith.