Form 10-Q/A
period 2004-07-31
SKILLSOFT PUBLIC LIMITED CO
filed 2005-04-14
CIK 940181

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

                                EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A is being filed as Amendment No. 1 to the Quarterly Report on Form 10-Q of SkillSoft Public Limited Company (the "Registrant" or the "Company") filed with the Securities and Exchange Commission (the "SEC") on September 9, 2004, for the purpose of amending Item 4 in response to comments provided to the Company by the SEC.

                                  SKILLSOFT PLC

                                   FORM 10-Q/A
                       FOR THE QUARTER ENDED JULY 31, 2004
                                      INDEX

PART I - FINANCIAL INFORMATION

Item 4. Controls and Procedures......................................      4

PART II - OTHER INFORMATION

Item 6.Exhibits......................................................      4

SIGNATURES...........................................................      5

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

      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of July 31, 2004. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as a result of the implementation of mitigating controls and process improvements with respect to our disclosure controls and procedures, they were operating effectively as of July 31, 2004. However, we believe that continuous monitoring and improving of these disclosure controls and procedures will be required. Additionally, we have commenced a process of reviewing all of our material financial processes in an effort to assess our Sarbanes-Oxley 404 preparedness, which includes the establishment of an internal audit function.

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

                                         SKILLSOFT PUBLIC LIMITED COMPANY
Date:  April 14, 2005

                                         By: /s/ Thomas J. McDonald
                                             ------------------------------
                                                   Thomas J. McDonald
                                                 Chief Financial Officer

                                  EXHIBIT INDEX

10.1* Lease agreement, dated June 9, 2004, by and between Hewlett-Packard
      Company and SkillSoft Corporation.

10.2* Loan and Security Agreement, dated July 23, 2004, by and between Silicon
      Valley Bank, SkillSoft Corporation, SmartCertify Direct Inc. and Books 247.com, Inc.

10.3* Form of Director Option Agreement for initial grants under the 2001
      Director Option Plan.

10.4* Form of Director Option Agreement for subsequent grants under the 2001
      Director Option Plan.

10.5* Form of Option Agreement under 2002 Share Option Plan.

31.1* Certification of the Company's CEO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2* Certification of the Company's CFO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.3**Certification of the Company's CEO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (regarding Amendment No. 1 on Form 10-Q/A).

31.4**Certification of the Company's CFO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (regarding Amendment No. 1 on Form 10-Q/A).

32.1* Certification of the Company's CEO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2* Certification of the Company's CFO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

---------------

  * Previously filed with the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 9, 2004.

  **     Filed herewith.