Form 10-Q/A
period 2004-10-31
SKILLSOFT PUBLIC LIMITED CO
filed 2005-04-14
CIK 940181

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

                                EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A is being filed as Amendment No. 1 to the Quarterly Report on Form 10-Q of SkillSoft Public Limited Company (the "Registrant" or the "Company") filed with the Securities and Exchange Commission (the "SEC") on December 10, 2004, for the purpose of amending Item 4 in response to comments provided to the Company by the SEC.

                                  SKILLSOFT PLC

                                   FORM 10-Q/A
                     FOR THE QUARTER ENDED OCTOBER 31, 2004
                                      INDEX

PART I - FINANCIAL INFORMATION

Item 4. Controls and Procedures.................................      4

PART II - OTHER INFORMATION

Item 6.Exhibits.................................................      4

SIGNATURES......................................................      5

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

      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of October 31, 2004. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as a result of the implementation of mitigating controls and process improvements with respect to our disclosure controls and procedures, they were operating effectively as of October 31, 2004. However, we believe that continuous monitoring and improving of these disclosure controls and procedures will be required. Additionally, we have commenced a process of reviewing all of our material financial processes in an effort to assess our Sarbanes-Oxley 404 preparedness, which includes the establishment of an internal audit function.

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

                                         SKILLSOFT PUBLIC LIMITED COMPANY
Date:  April 14, 2005

                                         By: /s/ Thomas J. McDonald
                                             ------------------------------
                                                   Thomas J. McDonald
                                                 Chief Financial Officer

                                  EXHIBIT INDEX

10.1*  Summary of Fiscal 2005 Executive Incentive Compensation Plan

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

---------------

  * Previously filed with the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 9, 2004.

  **     Filed herewith.