Form 10-K
period 2005-01-31
SKILLSOFT PUBLIC LIMITED CO
filed 2005-04-18
CIK 940181

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file: 0-25674
SkillSoft Public Limited Company
(Exact name of registrant as specified in its charter)

Republic of Ireland (State or other jurisdiction of incorporation or organization)	None (I.R.S. Employer Identification No.)

107 Northeastern Boulevard Nashua, New Hampshire (Address of principal executive offices)	03062 (Zip Code)
Registrant’s telephone number, including area code:
(603) 324-3000
Securities registered pursuant to section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
(Title of Class)
Ordinary Shares, €0.11
Subscription Rights
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      The approximate aggregate market value of voting shares held by non-affiliates of the registrant as of July 31, 2004 was $489,941,475
      On March 31, 2005, the registrant had outstanding 106,230,076 ordinary shares (issued or issuable in exchange for the registrant’s outstanding American Depository Shares (“ADSs”)).
DOCUMENTS INCORPORATED BY REFERENCE
      None.

SKILLSOFT PUBLIC LIMITED COMPANY
FORM 10-K

PART I
      Any statements in this Form 10-K about future expectations, plans and prospects for SkillSoft, including statements containing the words “believes,” “anticipates,” “plans,” “expects,” “will” and similar expressions, constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including those set forth in Item 7 under the heading “Future Operating Results”.
      As used in this Form 10-K, “we”, “us”, “our”, “SkillSoft” and “the Company” refer to SkillSoft Public Limited Company and its subsidiaries.

Item 1.	Business
General
      SkillSoft is a leading global provider of e-learning content and technology products for business and information technology (IT) professionals primarily within the Global 5000. SkillSoft’s multi-modal learning solutions support and enhance the speed and effectiveness of both formal and informal learning processes and integrate SkillSoft’s in-depth courseware-learning content, learning management platform, virtual classroom technology and support services. Content offerings include our SkillChoice Solutions, Business Skills Courseware Collection, IT Skills and Certification Courseware Collection, compliance and health and safety courseware and Referenceware®collections by Books24x7®, such as ITProtm, BusinessProtm, FinanceProtm, OfficeEssentialstm, FinanceProtm, EngineeringProtm, ExecSummariestm and ExecBlueprintstm. SkillSoft’s complementary technologies include SkillPort®, our learning management platform with its powerful Search-and-Learntm capabilities, and SkillSoft Dialoguetm, our newly introduced virtual classroom offering that helps customers rapidly create and deliver effective live and on-demand learning sessions. Our products and services are designed to link learning strategy to business strategy and to maximize human capital investments. With a comprehensive learning solution, comprised of high-quality learning resources and flexible technology approaches, we help our customers achieve sustainable and measurable business results. These solutions are designed to support all levels of the organization and can easily be adapted to meet strategic business initiatives, on-demand information needs and individual job roles.
      On the content side of our business, we focus on a variety of business, professional effectiveness, IT and compliance topics that we believe represent the critical skills required of employees in increasingly dynamic and complex work environments. We also provide informal learning products through our Books24x7 business unit that support “on demand” learning and daily information gathering needs. Our IT skills courses give learners the ability to gain the technical knowledge they need to perform their jobs. Our business skills courses (also known as soft skills courses) concentrate on the skills and knowledge that are relevant to various general competencies and functional responsibilities in today’s business organizations. These skills are important to a business professional’s ability to work effectively with business associates and customers, make sound business decisions and more rapidly achieve his or her most important work-related and career objectives. Our Books24x7 Referenceware collections cover broad business and technical areas of interest, as well as focused areas, such as engineering and finance. Generally, our content solutions are based on open standards Web technologies and flexible, low bandwidth architecture, enabling users to access the material they need via computer, with the specificity or breadth that they require, any time or anywhere that they may need it.
      Our technology solutions are designed to support a broad range of corporate learning needs and respond quickly to business demands. Our learning management system (LMS), SkillPort, is designed to be a flexible, scalable platform that can be rapidly implemented and will meet the needs of the majority of business enterprises. We also work actively with other LMS vendors to ensure interoperability of our content and technology with their systems. In addition to SkillPort, we offer customization and authoring tools that allow our customers to tailor our content to be a better fit with their business. Finally, in fiscal 2005, we announced plans to introduce SkillSoft Dialogue, a virtual classroom technology that is focused on the rapid creation and delivery of effective online learning sessions.

      We have a worldwide customer base spanning business, government and education, and more than 5.5 million licensed users. Our major products include:

SkillChoice Multi-Modal Learning Solutions: These integrated solutions provide a rich array of resources (including courseware, Referenceware, online mentoring, test preparation exams, SkillSimulations (SkillSims) and Blended Learning Toolkits) to support formal training and informal performance support needs. Available as four offerings (Complete, IT, Business and Desktop), SkillChoice Solutions provide the necessary depth, breadth, quality and currency to encompass a wide range of corporate learning objectives.

SkillPort: SkillPort, our learning management platform, provides a reliable, flexible and cost-effective way for organizations to deploy and manage their e-learning programs. Using SkillPort, customers can leverage the benefits of the multi-modal learning approach and deploy complex solutions rapidly, on a global basis. With Search-and-Learn, employees view all e-learning assets on the system with a single, unified search. SkillPort is available as a hosted solution, supporting the growing demand for reliable, scalable and secure e-learning with a low-cost, low IT-burden model. Alternatively, customers may choose to deploy SkillPort on their own intranet infrastructure. Recently introduced add-on modules for our Instructor-Led Training (ILT) Management and Credentialing extend SkillPort’s capability in supporting complex, blended learning programs. We have also announced plans for an Advanced Reporting Module to support large installations and more sophisticated metrics.

SkillSoft Dialogue: SkillSoft Dialogue is a virtual classroom platform that has been designed for the rapid creation and delivery of effective live and on-demand learning sessions. SkillSoft Dialogue will provide customers access to an online repository of hundreds of thousands of pages of SkillSoft learning content. This content can be used to enrich the live and on-demand learning sessions created in the tool. These sessions can also be launched and tracked from SkillPort and other standards-based LMS platforms. SkillSoft Dialogue is another example of SkillSoft leveraging its strong heritage of content development and learning technology to bring a new form of value to the market that directly addresses an unmet need of today’s leading learning organizations.

Business Skills Collection: This includes more than 2,300 courseware titles and simulations encompassing professional effectiveness, management/leadership, project management, sales and customer-facing skills, business strategy/operations, finance, human resources, safety/health and financial services. Our courses feature strong visual design; a focus on instructional objectives at the application and analysis levels; learner interactivity; reinforcement through RolePlays, SkillSims and case studies; and transfer of learning into practice through online Job Aids, Follow-On Activities, Blended Learning Toolkits and SkillBriefs.

IT Skills and Certification Collection: This includes more than 2,400 courseware titles encompassing software development, operating systems and server technologies, Internet and network technologies, enterprise database systems, Web design, and desktop computer skills. Our IT skills collection also supports more than 100 current industry certification exams. The IT courses also feature strong visual design, interactivity, and reinforcement of learning transfer via frequent practice questions, simulations and mentored and self-assessed exercises.

Online Mentoring: This service is offered for over 80 current certification exams for IT professionals, end user technologies and project management skills. Our approximately 50 on-staff mentors, averaging over 20 current certifications each, are available 24 hours a day, 7 days a week. Through online chats and e-mail, learners can ask questions, receive clarification, and request additional information to help them get the answers and understanding they need.

Books24x7 Referenceware: This includes more than 7,600 unabridged IT and business books and reports from more than 100 publishers that are available to online subscribers through our subsidiary, Books24x7. Exclusive assets such as Referencepointstm, White Papers from SkillSoft Press and Instant Code Books fill gaps not covered by traditional book publishers. A unique, patent-pending search engine gives subscribers the ability to perform multi-level searches to pinpoint information needed for on-the-job performance support and problem-solving.

Executive Content: Books24x7 executive level offerings give busy executives the information they value in a form that fits their busy schedules. ExecSummariestm offers concise, 8-page summaries of today’s best-selling business books. Launched in March 2005, ExecBlueprintstm provides near-term actionable business plans written by leading C-level executives from prominent global companies.

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
Industry Background
      The corporate training market is large. We believe that a substantial majority of the corporate training market is comprised of business skills and IT skills training, as well as the complementary technologies for the development and delivery of learning programs. We believe that the growth in corporate training is being driven by:

•	the evolution of our economy to a service-based and knowledge-based economy, in which the skills of the workforce often represent the most important corporate assets;

•	the increasing recognition by businesses that it is imperative to continually improve the skills of their employees in order to remain competitive;

•	the rapidly evolving business environment, which necessitates continual training and education of the employee base; and

•	the increased competition in today’s economy for skilled employees and the recognition that effective training can be used to recruit and retain employees.
      Although corporate training has historically been dominated by traditional classroom instruction, e-learning solutions are changing the manner in which business enterprises improve the skills of their workforce. By providing real-time accessibility and user-focused specificity, e-learning is changing the training and education process from a distinct event — often off-site and limited in scope — to a process of continuous learning for employees. Often, we find that our customers combine e-learning resources with traditional classroom training or virtual classroom events. These blended learning programs meet the rising need for training in increasingly complex working environments, and, when properly designed and deployed, blended solutions can effectively address the needs of business organizations seeking to provide comprehensive, enterprise-wide learning solutions to their employees. These solutions can support both the planned formal learning priorities and the day-to-day informal learning activities that comprise the primary means by which business professionals learn the skills needed to do their job and grow their careers.
      We believe that e-learning solutions present a significant opportunity for business organizations to cost-effectively train their employees while maintaining a higher level of productivity of their workforce. Like traditional technology-based training solutions, such as CD-ROMs and client/server applications, e-learning solutions alleviate the inefficiencies associated with classroom training, including travel costs, scheduling difficulties and the opportunity costs of employees’ time. In addition, e-learning provides benefits beyond other technology-based training methods that make it more flexible, effective and cost-efficient. For example, e-learning solutions provide more timely and simplified deployment, the flexibility of self-directed and personalized learning, improved ease of use, and enhanced product/user support and administrative functionality. Furthermore, through the use of Web-based technologies, e-learning solutions provide access via computer to content any time, anywhere over the Internet and in the exact amount required.
Content Products
      With over 4,800 courses spanning IT, cross-functional business skills, functional area expertise and workplace compliance subjects, we are an industry leader in e-learning content solutions for today’s critical business and IT skills. Through our focus on these critical skills and our track record in fast and effective execution, we strive to deliver e-learning content that excels in terms of depth, breadth, currency, interactive learning design and Web deployment flexibility. Also, through our Books24x7 professional Referenceware offering, we can offer users access to over 7,600 unabridged business and IT titles from more than 100 of the world’s best-known publishing companies, as well as summaries of leading business books and reports authored by C-level executives on pressing business topics. Together, these multi-modal e-learning components offer organizations an array of both formal and informal learning based on user needs — whether students need to immerse themselves in the subject matter or need to quickly reference content for five to ten minutes of on-the-job performance support.
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

Business Skills Courseware and Simulations
      Our comprehensive business skills library of e-learning courses, simulations and learning objects encompasses a wide array of professional effectiveness skills and business topics. As of January 31, 2005, our business skills library included over 2,300 business skills course and simulation offerings. Our business skills courses and simulations are divided into the following major Solution Areas:

Professional Effectiveness	Business Strategy & Operations
Management & Leadership	Safety & Health
Project Effectiveness	Workplace Compliance
Sales & Customer-Facing Skills	Financial Services Industry
Finance, HR & Administration
      We have more than 815 current English language business skills courses, and over 1,500 versions of these courses that have been localized into a number of languages including UK English, Italian, German, French, Castilian Spanish, Polish, Japanese, Mandarin Chinese, Traditional Chinese, Cantonese, Latin American Spanish and Brazilian Portuguese to support other geographic markets.

IT Skills Courseware
      Our comprehensive IT skills library of e-learning courses and learning objects encompasses a wide array of technologies used by IT professionals and business end-users. As of January 31, 2005, our IT skills library included over 2,400 IT skills course offerings that are divided into the following major Solution Areas:

Software Development	Operating Systems & Server Technologies
Internet & Network Technologies	Enterprise Database Systems
Web Design	Desktop Computer Skills

      The courseware in these Solution Areas address over 50 current technical certifications sought by technical professionals and enterprises providing technical products and services to their customers, including:

Microsoft	CompTIA	Cisco	Oracle
MOS	A+	CCNA	OCA 9i
MCP	Net+	CCDA	OCP 9i
MCSA 2000	INet+	CCNP	OCA 10g
MCSE 2000	Server+	CCDP	OCP 10g
MCSD .NET	Linux+	CCSP
MCDBA
MCSA 2003
MCSE 2003
Macromedia		Security	CIW
Coldfusion MX Developer		Sans Geac	CIW Associate
Dreamweaver MX Developer		CompTIA Security+	Master Enterprise Developer
Flash MX Developer		CISSP (ISC2)	CIW Site Designer
SSCP (ISC2)
ISSEP (ISC2)
CCSA (CheckPoint)
ECDL	Project Mgmt Institute	Linux Professional Institute
ECDL V4	PMP	LPI: Level 1
ICDL V4
ECDL v3
ICDL v4
      We have more than 1,350 current English language IT skills courses, and over 1,050 IT skills course titles that have been localized into a number of languages including German, French, Spanish, Italian, Japanese, Dutch, Greek, Portuguese and Korean to support other geographic markets.

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

ITPRO COLLECTION is geared toward technology professionals including developers, network administrators, technology executives, information services managers and technical support representatives. This collection consists of content from dozens of IT publishers including industry leaders such as Apress, Microsoft Press, MIT Press, Osborne/ McGraw-Hill, Sybex and John Wiley & Sons.

BUSINESSPRO COLLECTION is geared toward professionals whose role requires exercising strong business judgment. This collection contains over 30 business skills and professional development publishers including industry leaders such as AMACOM, ASTD, Berrett-Koehler, Harvard Business School Press, Jossey-Bass, Oxford University Press and John Wiley & Sons.

OFFICEESSENTIALS COLLECTION is a specialty collection geared toward non-technical users who require occasional real-time assistance with common office applications. This collection contains award winning content, including the “for Dummies” series, is written in a comfortable, easy-to-understand tone and can be deployed to desktops to relieve Help Desk congestion, or provided as an end-user “safety-net” during migration to applications such as Microsoft Office 2003.

FINANCEPRO COLLECTION offers professionals access to relevant information on a variety of financial and accounting topics. FinancePro delivers fully searchable, online content from popular publishers such as AMACOM, John Wiley & Sons, McGraw-Hill and Oxford University Press, and is an essential tool for anyone needing immediate access to financial reference materials including such topics as Generally Accepted Accounting Principals (GAAP), International Accounting Standards, operations management, planning and taxation.

ENGINEERINGPRO COLLECTION is a professional information tool containing reference material covering a wide range of engineering disciplines, and general reference topics important to virtually all engineering professionals. This collection features books from publishers such as John Wiley & Sons, McGraw-Hill, The Institution of Electrical Engineers, EngineeringPress, Industrial Press, Noble Publishing, Artech House, Cambridge University Press, The MIT Press and others.

EXECSUMMARIES COLLECTION provides summaries of leading business books from today’s foremost business authors. ExecSummaries expertly encapsulates the salient points and ideas of full-length books into concise, 8-page summaries. Unlike excerpts or reviews, designed for ease-of-use with short passages, bulleted lists, and other useful elements, these thorough, yet high-level overviews provide time-constrained executives with the leading ideas that are shaping today’s business environment.

EXECBLUEPRINTS COLLECTION provides executives with easy-to-absorb, practical information and best practices to help provide them with a framework for taking near-term action on pressing business issues. Authored by top C-level business executives who are regarded as leaders and innovators in their fields, these reports are designed to succinctly convey key issues, metrics, lessons learned, milestones, timelines and action plans required for successful execution.

GOVESSENTIALS COLLECTION is an extensive reference tool targeted to meet the information needs of government workers, contractors and consultants. By combining the full text of government-focused books from major publishers with carefully selected public domain content, GovEssentials offers a variety of ready-access titles in a broad range of subjects such as Foundations of Government, Security & Homeland Defense, Acquisition & Contracting, E-Gov & Information Technology, and other topics of importance to government workers.

Express Guides
      Our Express Guides are targeted at IT professionals who need information immediately upon release of new technologies. Express Guides complement other learning options, such as e-learning courses and books, both of which require longer development cycles to bring to market. Express Guides can be searched, launched and managed through SkillPort, as well as other third-party learning management systems.

Compliance Solutions
      In June 2003, SkillSoft acquired GoTrain, a company providing an extensive library of compliance-based e-learning solutions that address standards mandated by the Occupational Safety and Health Administration (OSHA), Environmental Protection Agency (EPA), and the Department of Transportation (DOT). As a cost-effective alternative to traditional instructor-led training, these courses help reduce the risks and liability for non-compliance in the workplace. In addition, they also reduce risks associated with worker’s compensation claims, lawsuits and the expense of increased insurance costs.
      Our Environmental Safety and Health (ES&H) courses are designed for use by the “hardhat and safety glasses” industries. As such, courses are based on sound adult-learning principles, with an easy-to-use interface that is designed for the needs of persons with a range of PC literacy and reading proficiencies. In addition, the Compliance Academy learning management system allows training administrators to track learner status, run up-to-the-minute training compliance reports and set consistent training and re-training requirements.

The SkillSoft Instructional Design Model
      Our instructional design model, which we have used in designing our business and IT skills courses, is based primarily on the concepts of performance-oriented instruction, mastery and the sequencing of instructional activities and strategies. The model draws heavily from adult learning principles that emphasize learner initiative, self-management, experiential learning and transfer of learning into the workplace. The design of each of our courses starts with the definition of user-focused performance objectives and then proceeds to the selection and implementation of instructional strategies and learning activities appropriate for those objectives. Frequent practice questions or exercises along with assessments measure users’ achievement of those objectives. This robust, yet flexible, design methodology creates an instructionally sound framework for the design and development of highly interactive, engaging and instructionally effective courses — regardless of the content focus or level of learning.
      Our instructional design model is intended to meet the challenge of creating effective and engaging instruction that is easily deployed on our corporate customers’ global computer networks or over the Internet. Our design, development and quality assurance standards and processes are all geared toward insuring each course meets our expectations for the best instruction possible.
      Our instructional design model is focused on producing courses in all content areas with:

•	learning outcomes specified by performance goals and objectives;

•	content and learning activities based on specified objectives;

•	assessment based on the knowledge and skills specified in the objectives;

•	options to take assessments in either pre- or post-test mode;

•	instructional strategies and multimedia elements tailored to the specific course content;

•	tools to promote the transfer of learning into the workplace, such as online Job Aids and Follow-On Activities;

•	instructional strategies appropriate for the content and learning level, such as examples, behavior modeling, guided practice, and simulations; and

•	levels of learning appropriate for the content and the target audience.
      The theories and principles embedded within our instructional design model are actualized via:

•	a friendly, intuitive graphical user interface;

•	a course structure and navigation that supports self-paced, user-controlled instruction;

•	unlimited access to instruction and assessments;

•	a standardized templates to create unified and predictable functionality;

•	a variety of presentation, practice, and assessment templates supporting high levels of user interactivity and engagement; and

•	a standardized, yet flexible, flow of instruction.
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

Learning Design for Business Skills
      Our business skills courses cover a broad range of business and professional effectiveness curriculum areas. Some content is factual with predictable, non-variable outcomes, such as finance; other content areas, such as communication skills, are “softer”, or more behavioral-oriented, and have highly variable implementa-

tion options and outcomes that require a different set of instructional presentation and practice strategies. In addition, we have a strong commitment to reach the highest possible levels of learning in each course — including as much application and analysis level content as possible, supported by strong foundational learning at the knowledge and comprehension levels.
      The key instructional features and strategies in our business skills courses and library are:

ROLEPLAY EXERCISES — RolePlay exercises present users with opportunities for realistic practice of varying aspects of course content within everyday workplace scenarios. RolePlay exercises have multiple possible outcomes based on users’ responses to the simulation’s interactions. When integrated into course topics, RolePlay exercises allow users to freely explore the impact of handling realistic work situations in different ways. SkillSoft’s RolePlay design allows users to experience the exercise in “score” mode or “explore” mode. Using score mode lets learners assess their level of skill within the targeted content area. Using explore mode allows the learner to dynamically explore alternative responses to see the impact of those choices. This user-driven exploration is the key to real learning. People learn as much, or more, from their mistakes as from the things they do correctly. RolePlay brings this principle home to e-learning. With over 1,400 RolePlay simulations integrated into our courseware library, we are an industry leader in delivering simulation-enriched e-learning solutions.

AUDIO-ENABLED LEARNING — Our business skills instruction is audio-enabled. This feature can easily be turned on or off based on user preference and greatly enhances engagement and retention for many users. Audio can be especially key to the instructional effectiveness of behavior modeling, RolePlay exercises and SkillSims.

SIMULATED DIALOGS — The ability to observe behaviors and their outcomes (positive and negative) is a key strategy for teaching professional and behavioral skills. The simulated dialog strategy gives users an opportunity to observe and listen to the conversations of two or more people. The inclusion of “character” audio enhances the emotional and tonal qualities of the conversation, while the varying facial expressions and body language offer another layer of interpretation. These features, combined with the spoken words of the characters, provide realistic vignettes or scenarios in which varying aspects of a behavioral skill can be presented.

CASE STUDIES — A case study strategy describes a complex situation, often in the form of a story or scenario, and then asks the user to explore its characteristics and possible resolutions. Complexity is the primary difference between case studies and examples that can be easily presented and practiced through other types of strategies, such as multiple choice and matching. Case studies are used to achieve learning at the application and analysis levels and to present examples of content within appropriate business contexts.

ANIMATIONS — Animations are an important element of our leading visual design. We use animations when movement is an important part of the teaching point, when the content requires that the user’s eye be drawn to a specific area of the screen or when a key concept can be best presented via animated visuals. Examples of content areas where animations can enhance learning effectiveness include instruction on process and dataflow diagrams, hierarchical and dependency relationships and changes in state or perspective.

ONLINE JOB AIDS — All of our business skills courses include online Job Aids that help support the use of newly learned skills and knowledge in the workplace. Job Aids are courseware “take-aways” that can be used as-is, or tailored to meet a user’s needs. Each Job Aid can easily be edited to reflect a user’s organization-specific information, and users can add organization-specific Job Aids that they have independently developed.

LEARNING AIDS — Learning aids are tools or documents used in support of course content presentation and practice. They are designed to support specific course context or content, and, therefore, are not available for use outside of the course. Learning aids could appear as worksheets (interactive or passive), reference documents too large to include in a standard template, complex charts or graphs or a variety of other formats. Only the content and the chosen instructional strategies limit the variations.

SKILLBRIEFS — SkillBriefs are one- to two- page text-based HTML documents that summarize the content in each topic of a course. SkillBriefs are now available as part of course content, as well as through SkillPort. SkillBriefs can be used to quickly “refresh” a learner’s memory of key teaching points, as instant, “just-in-time” non-interactive learning when time doesn’t allow for more typical instruction and/or as valuable take-aways from a course to support transfer of learning into the workplace. There are currently SkillBriefs for over 5,500 topics.

PRE- AND POST-TESTING ASSESSMENTS — Assessments are available for use in both pre-and post-testing modes. When Assessments are used in pre-test mode, learners can use the results to tailor their initial path of instruction based on those results. Post-test Assessments can be used to help learners identify areas where review or remediation is necessary.

SKILLSIMS BUSINESS SKILLS SIMULATIONS — SkillSims are instructional resources that extend the learning advantages of RolePlay into larger, more complex e-learning experiences. SkillSims are designed to give users an opportunity to practice new skills in realistic work situations. Each SkillSims simulation, typically 20-to-40 minutes in duration, provides users with an opportunity to practice application level skills based on content drawn from multiple courses within one of our learning paths or series (a collection of related courses). Users practice these skills by navigating through different scenarios in which they encounter a variety of business problems. As in real life, users have the opportunity to select different courses of action, and the scenario unfolds according to the users’ choice of actions. Events such as telephone calls, meetings and interruptions add to the reality of each scenario.

SkillSims, with integrated links to their corresponding SkillSoft course series, provide a powerful learning experience that allows the user to immediately apply newly gained knowledge to challenging business situations in risk-free environments. This results in engaging learning experiences and real skill transfer.

BLENDED LEARNING TOOLKITS — Like SkillSims, the Blended Learning Toolkits are based on content drawn from multiple courses within a single learning path or series. However, this product is designed to provide our customers with tools for blending and/or transferring e-learning into the workplace as well as the classroom. Each Blended Learning Toolkit consists of multiple layers of content including a Users Guide, approximately 18 to 20 activities or tools, PowerPoint presentations that summarize the key teaching points from each lesson in all the courses within the learning path and short text-based summaries (SkillBriefs) of all the topic content. Blended Learning Toolkits are delivered electronically and can be used “as is” or customized to meet individual customer requirements. Customers have the freedom to “blend” the tools into traditional classroom settings, instructional events delivered via collaborative learning platforms, or to hand them over to managers, supervisors, facilitators, and anyone else interested in transferring learning into the workplace. The Blended Learning Toolkit provides multi-layered content with many options for use and implementation. It is adaptable and flexible to support a variety of audiences, content areas, and implementation environments and platforms. The goal of the Blended Learning Toolkit is to effectively reinforce the application of knowledge and skills from our courses. Most of all, it provides our customers with another opportunity to enhance and leverage their investment in e-learning.

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
      The key instructional features and strategies in the IT skills courses and library are:

TEXT AND GRAPHICS — Our IT skills courses use a variety of text and graphic-based strategies to present and explain software features and functions. Interactive text and graphics are particularly useful to explain buttons, menu items, coding or tagging parameters, and syntax. This strategy is also an effective method to break down complex concepts into smaller, graphically represented parts, or to separate lines of code into smaller sections. Clicking or selecting graphically portrayed “parts” produces additional information or explanation about that specific part. All these features allow learners to review information as often as they want and to ignore something if they choose to.

DEMONSTRATIONS AND GUIDED PRACTICE — “Demos” in our IT skills courses are demonstrations of software procedures and tasks. Most typically, the demonstration will divide the procedure or task into specific steps and then sequentially “show” those steps to the user. As the demo moves from one step to the next, a simulated representation of the software shows what happens next and additional text provides commentary. In addition, learners are frequently given the option of performing the salient steps of the procedure. This feature, called a “Try-It”, prompts the user to perform specific steps, or enter code that achieves a specified end result. If learners decide not to perform the step, they can click forward, which launches an animated sequence of the correct step. A special animation feature, called a “Show Me”, is used to demonstrate a specific sequence step or user action. The steps are outlined in advance, and then the learner is given the option of reviewing those steps in an animated sequence. The automated playback of the demo is optional — the learner can opt to view the demo or continue to the next section of instruction.

PROMPTED ANIMATIONS — Animations help the learner visualize content — to draw his or her attention to an area on an interface or conceptual graphic. Prompted animations are initiated by the learner after some other introduction to the content in the instruction. When the animation is launched, it extends or reinforces the instruction that has already taken place. The use of prompted versus “autoplay” animation helps avoid split attention, which can occur when text displays simultaneously with animation. Split attention means a learner is confused about where to focus or watch, and confounds learning.

INTERACTIVE EXERCISES — There are many types of interactive practice questions and exercises used in our IT skills courses.

SkillChecks are a key practice strategy in GUI-based content where it is important for the learner to be able to “use” the software application. SkillChecks present learners with a task to perform on a simulated interface. If a learner performs all the required steps in the task correctly, the interface responds as it would in the real application. If learners decide not to perform the question, they can click forward or click a “Show-me” button, both of which launch an animated sequence of the correct step.

User-input questions enable learners to complete a statement or segment of code by typing the answer into a blank area in the code or statement.

Multiple-choice, matching, and ranking questions are used to reinforce newly learned skills and knowledge within an instructional topic, and to practice or assess the huge body of conceptual information related to a complete understanding and implementation of many IT subject areas. Learners are “debriefed” on their performance on these questions via detailed feedback for every answer choice, regardless of whether they got the question right or wrong.

ONLINE MENTORING — Is available for over 80 current certification exams for IT professionals, end user technologies and project management skills. We have approximately 50 on-staff mentors, averaging over 20 certifications apiece, that are available 24 hours a day, 7 days a week. Through on-line chats and e-mail, learners can ask questions, receive clarification, and request additional information to help them get the answers and understanding they need.

TESTPREP CERTIFICATION PRACTICE EXAMS — Addressing over 45 of the most popular current certification exams from Microsoft, Cisco, Oracle and CompTIA, TestPrep practice exams allow learners to test their knowledge in a simulated certification-testing environment. Tests can be taken in two modes — study and certification. The un-timed study mode is designed to maximize learning by providing feedback and mapping back to appropriate SkillSoft courses for further study, while the against-the-clock certification mode is designed to mimic a certification exam.

SIMULATIONS AND EXERCISES — Our IT skills courses contain standalone topics that give learners the opportunity to independently practice or consolidate the most critical procedures and learning taught in the preceding instruction. There are four types of simulations, each focused on developing different skills:

•	Software exercises, which consist of a series of tasks that learners perform in a simulated version of the application being discussed in the course.

•	Coding exercises, which give learners the opportunity to analyze and write code or commands.

•	Hardware exercises, which simulate hardware setup problems.

•	Case-Study exercises, which consist of an interactive review of concepts and information, presented in a “real-world” scenario.
      All of these instructional strategies provide the learner with the opportunity to practice his or her skills at higher learning levels. All types of exercises typically build on skills practiced previously in the course and are designed to cover multiple learning objectives.
      MENTORED EXERCISES AND SELF-ASSESSMENT EXERCISES — These exercises are designed to provide the user with an opportunity to apply new knowledge and skills within a live software application. Mentored exercises are designed to allow learners to carry out complex tasks and exercises and submit them to a mentor for review. Self-assessment exercises afford learners the opportunity to carry out similar tasks and exercises, on which they can then assess themselves from a provided solution. Both of these exercises involve the presentation of a real-world scenario requiring the learner to provide a solution or complete a series of tasks. After completing a series of these activities, users will have a set of documents or products demonstrating proficiency with the skills taught by the course.

Web-Based Architecture and Deployment Technology
      Our Web-based architecture and deployment strategy enables us to provide a number of features to support users in their learning.

•	Learning Management Platforms are a key enabling technology that permit users to access a wide variety of e-learning resources over the Web, including courseware, simulations, Referenceware, Online Mentoring, SkillBriefs, Job Aids and TestPrep Certification Practice Exams. Our SkillPort Learning Management System provides a rich feature set to support a range of corporate learning needs with a high degree of reliability and scalability. Available as a hosted or intranet solution, SkillPort offers our customers a low-cost, low IT-burden option with fast “time-to-learning.” Over the course of fiscal 2005, we migrated over 95 percent of our customers using the MySmartForce platform and other SkillSoft platforms. Many of these customers chose SkillPort as their LMS, and today there are over 1,200 SkillPort installations. In addition to our own platform, we continue to strive for convenient, easy integration of our content into third-party learning management systems through ongoing support of industry standards and initiatives such as our Strategic Alliance for Integrated Learning (SAIL). In fiscal 2005, we announced our Integration Lab, which tests SkillSoft content for interoperability on third party platforms before it is released.

•	SkillPort Search-and-Learn technology, a key component of SkillPort, allows the users to search and access learning resources topically with a single, unified search. For example, a learner searching for resources on Cisco networks can discover the various SkillSoft courses, books, TestPreps, Express Guides and online mentoring services available to the learner with a single search query. From the identified results, the learner can then choose the resource that best meets his or her specific needs, time requirements and learning preferences. In fiscal 2005, SkillSoft extended the benefits of Search-and-Learn to users of third party platforms with the addition of Search-and-Learn Connect, a technology integration initiative.

•	SkillPort Add-On Modules were announced in fiscal 2005 to expand the scope of blended learning capabilities supported by SkillPort and to allow customers to introduce new content types as an integrated part of their SkillPort learning programs. The four SkillPort add-on modules are:

•	Credentialing Module

•	Instructor-Led Training Module

•	Advanced Report Module

•	Customer Content Publishing Module

•	SkillPort Customer Content Support allows customers to track, manage and search custom courses created by SkillSoft’s authoring tools, as well as Microsoft Word, PowerPoint and Excel and Adobe PDF documents. This gives organizations the ability to incorporate important information resources such as white papers, launch plans, budget templates, and customized training within a comprehensive learning database. SkillPort also supports off-the-shelf and custom courseware from third-party providers, as long as the content is designed according to open standards and meets SkillSoft’s custom content support guidelines.

•	SkillSoft Dialogue has been developed in response to our customers’ need to rapidly create and deliver new content that ties to the organization and its goals. Many customers have added a virtual meeting component to their learning programs to deliver company-specific information. They have discovered that online meeting tools can be used to quickly create new materials and are using these tools to deliver information live, as well as recording their presentations for employees to play back on-demand. However, they have also encountered some common challenges. Most online meeting tools do little to support subject matter experts (SMEs) who may not be experienced in how to deliver sessions that are rich in interaction, which can result in sessions that generate a lower level of engagement and knowledge transfer. Additionally, editing these recordings is often cumbersome or impossible. SkillSoft Dialogue builds upon the foundation of this online meeting technology and adapts it to better fit the needs of the learning community. The product will aid SMEs in creating more interactive presentations, and provide access to SkillSoft content to enrich presentations.

•	Customization and Authoring Tools allow customers to fine-tune SkillSoft content to be a better fit with their business. At the most basic level, we help customers create and manage blended learning programs that combine internally created documents and our resources on SkillPort or third-party LMS platforms. Using SkillSoft’s Course Customization Toolkit (CCT), customers can edit text, graphics and audio of all business skills and compliance courses, as well mixing and matching topics and lessons, to tailor our courseware to their needs. Finally, our Custom Solutions Services Group is available to assist customers who wish to develop completely custom courses from scratch in an outsourced model.

•	Assistive Technology Support is designed to address the requirements of Section 508 of the Rehabilitation Act Amendments of 1998, which provides that as of June, 2001 computer software applications purchased or developed by federal agencies must be designed for accessibility by people who are blind, deaf or have poor motor skills. We have aggressively worked to adapt our online IT and business skills courseware to meet the requirements established by Section 508. This development work is consistent with our general corporate philosophy to help organizations “democratize” training and give all employees access to training and development opportunities anywhere, anytime through computers. Our North American English IT and business skills courseware now provides any user in a government or commercial organization with sight, hearing and/or mobility limitations, equal access to our courses through the use of assistive technologies such as screen readers.

      Our products incorporate high performing Web technologies that we believe substantially improve our product performance. Our courses and support tools are developed using cross-platform technologies such as HTML, XML, Java, JavaScript, Macromedia Flash and ColdFusion. Our products employ advanced compression and database management techniques, which allow our products to deliver high-quality performance within our customers’ bandwidth constraints. This enables us to provide our e-learning solutions to most users, not just those with the most powerful computers, quickest modems and highest resolution monitors.
      We also offer a fully hosted model as a deployment option for companies that prefer to have users access courses from SkillSoft-managed servers via the Internet rather than host the courses on the customer’s own intranet. For many customers, this option can significantly simplify and shorten the implementation process.

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
      The pricing for our SkillChoice Solution license varies based on the content offering selected by the customer, the number of users within the customer’s organization and the length of the license agreement. Our SkillChoice Solution license provides customers access to a full range of learning products including courseware, Referenceware, simulations, mentoring and prescriptive assessment.
      A Referenceware license gives users access to the full library within one or more collections (ITPro, BusinessPro, FinancePro and OfficeEssentials) from Books24x7. The pricing for our Referenceware licenses varies based on the collections specified by a customer, the number of users within the customer’s organization and the length of the license agreement.
Sales and Marketing
      In the fiscal year ended January 31, 2005, our products were sold in over 60 countries. Our primary sales channels consist of:

•	a direct field sales force for larger accounts; and

•	resellers that address certain opportunities in the United States and some international markets.
      In addition, on March 14, 2005 we announced that we had established a relationship with a consulting firm with respect to the formation of a telesales organization in our Fredericton, New Brunswick, Canada location that will be focused on sales to small to mid-sized companies. We expect this sales channel to be operational in the third quarter of fiscal 2006.
      We believe this strategy enables us to focus our resources on the largest sales opportunities, while simultaneously leveraging the telesales model and reseller channels to address opportunities that may not be cost-effective for us to pursue through the direct field sales organization.
      As of January 31, 2005, we employed 255 sales professionals and sales operations, telesales, sales management and corporate development personnel (not including SmartCertify). In the field sales organization, each account executive reports to either a regional sales director or a regional sales vice president who is responsible for revenue growth and expense control for his or her area. Our sales professionals have significant sales experience, as well as extensive contacts with the corporate customers that we target. The sales process for an initial sale to a large customer typically ranges from three to twelve months and often involves a coordinated effort among a number of groups within our organization.
      SkillSoft uses sophisticated sales force automation software to track each prospect and customer through a sales cycle covering the following seven stages: prospect, qualify, discovery, evaluation, proposal, negotiate and close. Each step of the sales cycle has certain exit criteria that must be satisfied before the prospect can progress to the next stage. Our senior sales executives hold review meetings throughout each quarter with our regional sales vice presidents and in some cases their account executives to assess their 90-day forecast, 120-day pipeline development and longer term territory strategy. Our regional sales vice presidents, regional sales directors and their account executives typically confer regularly throughout the quarter to review progress toward quarterly goals and longer term business objectives and for coaching sessions.
      We have an office in the United Kingdom that serves as the hub of our Europe and Middle East sales operations. We also have an office in Sydney, Australia that serves as the hub for our Asia-Pacific operations. In order to accelerate our worldwide market penetration, our sales strategy includes developing relationships to access indirect sales channels such as reseller and distributor partners. Our indirect sales channels give us access to a more diverse client base, which we otherwise would not be able to reach in a cost-effective manner through our direct sales force. Our development and marketing partners also generally have the right to resell products developed under their alliances with us.
      Our marketing organization utilizes a variety of programs to support our global sales team. As of January 31, 2005, our marketing organization (excluding SmartCertify) consisted of 31 employees. Our marketing programs include:

•	customer advisory forums and user group events;

•	product and strategy updates with industry analysts;

•	public relations activities resulting in articles in trade press and speaking engagements;

•	print advertising in trade publications;

•	printed promotional materials;

•	promotional materials and events on our Web sites; and

•	events, seminars and trade shows.
      No customer accounted for more than 10% of our revenue for the fiscal year ended January 31, 2005. See Note 11 of the Notes to the Consolidated Financial Statements for a discussion of our revenue by geographic area.
Customer Service and Support
      We offer a broad range of support and services to our customers across the e-learning lifecycle through our customer service and support organization. We believe that providing a high level of customer service and support is necessary to achieve rapid product implementation, customer satisfaction and continued revenue growth.
      Installation support — We have application engineers available to assist customers with the technical aspects of installing and deploying our products. These engineers test the software and courses within the customer’s network to ensure that they run successfully both on the network and at employees’ computers.
      Account consulting — We employ account consultants to assist customers in planning and implementing best practices for e-learning program success. These individuals assist with the implementation of pilot programs and offer expertise in establishing training success criteria, planning internal marketing programs and communicating with e-learning end users. Our account consultants work in close coordination with our application engineers and sales representatives and are an important component of our efforts to monitor and ensure customer satisfaction and success.
      Customer support. We also provide Web-based, telephone, e-mail and chat support to our customers through our customer service and support organization. They are available to assist customers 7 days per week, 24 hours per day.

      As of January 31, 2005, our customer service and support organization (excluding SmartCertify) consisted of 183 people globally.
Competition
      The market for corporate education and training products is fragmented and highly competitive. We expect that competition in this market will remain intense in the future for the following reasons:

•	The expected growth of this market.

•	Our course content providers are often not prohibited from developing courses on similar topics for other companies, provided that they do not use our toolkit or templates.

•	The fragmented nature of the competitive landscape, including many small competitors in the technology-based segment of the market.
      One source of competition for our products is the internal educational and technological personnel of our potential customers. If an organization decides to use external providers to supply some or all of its training, our principal sources of competition in the corporate education and training market are:

•	Providers of traditional classroom instruction. Many of the companies in this category are attempting to adapt their courses to e-learning formats suitable for access via Web browsers and, in general, compete for the same training dollars in the customer’s budget.

•	Providers of CD-ROM training courses.

•	Suppliers of online corporate education and training courses, including Thomson Learning (through subsidiaries such as NETg and Course Technologies), ElementK and MindLeaders. Our Books24x7 business competes with companies such as Safari, a joint venture between Pearson Technology Group and O’Reilly & Associates, which offers aggregated content primarily restricted to its own titles on a subscription basis.

•	With our entrance into the virtual classroom market, we will be competing with companies such as WebEx, Centra and Interwise.
      We believe that the principal competitive factors in the corporate education and training market include:

•	the breadth, depth, currency and instructional design quality of the course content;

•	informal performance support and other features of the training solution;

•	adaptability, flexibility, reliability, scalability and performance of technology platforms offered;

•	standards compliance and ease-of-integration with third party systems;

•	the deployment options offered to customers, such as hosted, intranet and low bandwidth access;

•	customer service and support;

•	price/value relationship;

•	relationships with the customer; and

•	corporate reputation.
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

Product Development
      We believe that the development of effective training content requires the convergence of source material, instructional design methodologies and computer technology. When developing a new learning path or product, we first obtain content from our content partners or other subject matter experts, existing courses and product reference materials. Our design and development teams then define the user-focused performance objectives and select the content, instructional strategies, learning activities and assessments appropriate for the intended learning outcomes. This process includes the creation of design documents, scripts, and in some cases storyboards to document the planned content sequence, instructional flow and interactive presentation and practice strategies. The design and development team includes subject matter experts, learning designers, technical writers and developers, graphic designers, animators, and content editors and quality assurance reviewers. After final assembly or integration of all course components into a completed course, we test to ensure all functional capabilities work as designed and deliver the desired learning experience and result.
      The core element of our learning solution development process is our design and development process and the tools we use to support that process. Our design, development and production tools are comprised of our own proprietary software and off-the-shelf tools. Our combination of development toolsets allows us to quickly and efficiently create and continually update modular learning events and enhance, on an ongoing basis, the multimedia content of such learning events. Our research and development goal is to further enhance our product development process and tools to facilitate the continual evolution of our offerings and ensure that our instructional products incorporate a wide variety of meaningful and effective instructional elements. We use internal developers as well as external content development partners to produce content for our business and IT skills curriculums. Our current network of external content development partners use the same methods, processes, and tools to develop content as our internal developers, and are held to the same set of instructional design and content quality standards. Course content is supplied by us, by other companies from which we have licensed content, or by the developer, based on an outline jointly defined by the developer and us.
      Our research and development efforts also include a focus on the design, development and integration of other key product elements, including online IT mentoring by certified content experts 24 hours a day, 7 days a week, task-based IT simulations and labs, business skills focused SkillSimulations, Certification TestPrep for IT, and online Referenceware for business and IT skills.
      Our approach to technology begins with the understanding that the ability of our customers to deploy our e-learning applications and content is a critical factor in their success with our products. To meet our customers’ varied needs, we strive to enable our courses to be able to be delivered on-line, using standard Web browsers downloaded for off-line usage, or distributed via CD-ROM.
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
      We employ compression technologies for our media components and design our products to operate effectively over low bandwidth network environments. In this way, we reach a broader number of users with our products and minimize the load on our customers’ networks.
      Deployment flexibility is also achieved by adhering to industry standards such as AICC and SCORM. Our e-learning course content is designed for integration with third party learning management systems as well as with our e-learning platform products.
      The majority of the content for our Referenceware is licensed from third party publishers.
      Certain research and development activities are conducted by internal teams located in our main product development centers in Dublin, Ireland; Nashua, New Hampshire; Belfast, Northern Ireland; and Fredericton, New Brunswick, Canada. In addition to our internal efforts, we outsource various aspects of our content development process to third parties.

      As of January 31, 2005, the number of employees in our product development organization totaled 320. This figure does not include employees terminated as part of the restructuring of our content development organization announced on November 30, 2004. We intend to continue to make substantial investments in research and development. Product development expenses were $29.1 million, $53.6 million and $45.6 million for the fiscal years ended January 31, 2003, 2004 and 2005, respectively.
Proprietary Rights
      We believe that proprietary technology forms an important or valuable part of most of our business skills and IT skills courseware offerings. We further believe that the creative skills of our personnel in developing new products and technologies, our ability to develop and introduce new products rapidly and our responsiveness to customer demands are equally important. We protect our technology by various means, including entering into agreements with employees to protect against disclosure of sensitive business information. We have one United States patent and 23 foreign patents with respect to computer-based training technologies and methods and 20 United States and foreign patent applications pending with respect to computer-based training technologies and methods. In addition, we currently have one patent application pending with respect to our Books24x7 product offerings.
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
      We currently license certain technologies from third parties — including data compression technologies and tools for developing Web applications — and some course content that we incorporate into our products. We also license content for our Referenceware from third party publishers. This technology and content may not continue to be available to us on commercially reasonable terms. The loss of this technology or content could result in delays in development and introduction of new products or product enhancements, which could have a material adverse effect on our business and financial performance. Moreover, we may face claims from others that the third-party technology or content incorporated in our products violates proprietary rights held by those claimants. We may also face claims for indemnification from our customers resulting from infringement claims against them based on the incorporation of third-party technology or content in our products. Although we are generally indemnified against such claims, in some cases the scope of that indemnification is limited. Even if we receive broad indemnification, third parties contractually obligated to indemnify us are not always well capitalized and may not be able to indemnify us in the event of infringement. In addition, such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources in addition to potential product redevelopment costs and delays, all of which could materially adversely affect our business.
      SkillSoft, SkillPort, RolePlay, Search-and-Learn and Referenceware are registered trademarks or service marks of SkillSoft.
Employees
      As of January 31, 2005, we employed 1,140 people. This figure includes 242 people employed by our SmartCertify business unit based in Clearwater, Florida at January 31, 2005 and excludes the employees terminated in connection with the reorganization of the content development organization.
      At January 31, 2005, excluding SmartCertify and the employees terminated in connection with the reorganization of the content development organization, 255 employees were engaged in sales, sales operations, sales management, marketing and corporate development, 140 employees were in management, business applications, IT, administration and finance, 183 employees were in customer service and support and 320 were in product development and fulfillment.
      As of January 31, 2005, excluding SmartCertify and the employees terminated in connection with the reorganization of the content development organization, 715 employees were located in the United States and 425 in our international locations. None of our employees are subject to a collective bargaining agreement and we have not experienced any work stoppages. We believe that our employee relations are good.
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
      Our United States headquarters are located in an aggregate of 62,816 square feet of office space in Nashua, New Hampshire, of which 37,416 square feet of space is subject to a lease that expires in June 2009 and 25,400 square feet of space is subject to a lease that expires in June 2006. In addition, we conduct our operations primarily out of facilities located in Dublin, Ireland; Norwood, Massachusetts; and Fredericton, New Brunswick, Canada.
      Our SmartCertify Direct sales group currently leases 22,129 square feet in Clearwater, Florida and a small sales office in Dublin, Ireland.
      In Ireland, we currently lease and occupy a 35,421 square foot facility in Dublin, which primarily houses our main product development center. In addition, we currently lease three other facilities in Dublin totaling approximately 57,000 square feet. These spaces have been vacated and the operations previously performed in these facilities have been consolidated into the 35,421 square foot facility.
      In Norwood, Massachusetts, we currently lease and occupy 10,137 square feet. This facility houses the operations of our Books24x7.com subsidiary under a lease that expires in December 2005. We are in the process of negotiating an extension of this arrangement.
      We currently lease approximately 41,000 square feet in Redwood City, California that is vacant. This lease expires in July 2005. Operations previously performed in this location have been consolidated with our Nashua operations.
      In Canada, we currently lease a total of 47,906 square feet in Fredericton, New Brunswick between two buildings. A portion of one building is subleased. The Fredericton facility primarily houses our mentoring operations and certain customer service and support personnel and the lease expires in August 2008. It is also the location for the telesales operation that we are in the process of establishing.
      We also lease sales offices in a number of other countries including the United Kingdom and Australia, and we lease a development office in Belfast, Northern Ireland. We are in the process of closing our German sales office. We believe that our existing facilities are adequate to meet our current needs and that suitable additional or substitute space will be available on commercially reasonable terms when needed.

Item 3.	Legal Proceedings
SEC Investigation
      On or about February 4, 2003, the Securities Exchange Commission (SEC) informed us that we are the subject of a formal order of private investigation relating to our November 19, 2002 announcement that we would restate the financial statements of SmartForce PLC for the period 1999 through June 2002. We understand that the SEC’s investigation concerns SmartForce’s financial disclosure and accounting during that period, other related matters, compliance with rules governing reports required to be filed with the SEC, and the conduct of those responsible for such matters. We continue to cooperate with the SEC in this matter.

Lawsuits
      On November 18, 2004, Jody Glidden, Michael LeBlanc and Trish Glidden filed a lawsuit against the Company, David C. Drummond, Gregory M. Priest, Patrick E. Murphy and Jack Hayes in the United States District Court for the Northern District of California. The plaintiffs had previously opted out of the class action settlement that received final approval from the court on September 29, 2004. The lawsuit sets forth substantially the same claims as were alleged in the class action litigation. In particular, the lawsuit alleges that the Company misrepresented or omitted to state material facts in its SEC filings and press releases regarding the Company’s revenues and earnings and failed to correct such false and misleading SEC filings and press releases, which are alleged to have artificially inflated the price of the Company’s ADSs in connection with its acquisition of IC Global in early 2001. The lawsuit seeks compensatory damages of approximately $3.7 million and other unspecified damages. We believe that we have meritorious defenses to this lawsuit and intend to defend ourselves vigorously.
      We are not a party to any other material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders
      We did not submit any matters to a vote of our shareholders during the fiscal quarter ended January 31, 2005.

Executive Officers of SkillSoft
      Our executive officers are as follows:

Name	Age	Position

Charles E. Moran	50	President and Chief Executive Officer
Gregory M. Priest	41	Chairman and Chief Strategy Officer
Thomas J. McDonald	55	Chief Financial Officer, Executive Vice President and Assistant Secretary
Jerald A. Nine, Jr.	47	Chief Operating Officer
Mark A. Townsend	52	Executive Vice President, Technology
Colm M. Darcy	41	Executive Vice President, Content Development
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
      Thomas J. McDonald has served as our Chief Financial Officer and Executive Vice President and Assistant Secretary since our merger with SkillSoft Corporation in September 2002. Mr. McDonald is a founder of SkillSoft Corporation and served as its Chief Financial Officer, Vice President, Operations, Treasurer and Secretary since February 1998.
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
      Colm M. Darcy has served as our Executive Vice President, Content Development since our merger with SkillSoft Corporation in September 2002. From April 2002 to September 2002, Mr. Darcy served as our Executive Vice President, Research and Development. From January 2002 to April 7, 2002, Mr. Darcy served as Vice President of Solutions Management. From January 2001 to December 2001, Mr. Darcy served as Vice President, Strategic Alliances. From January 1999 to December 2000, he served as our Vice President, Content Solutions and from January 1997 to December 1998, he served as Director, Curriculum Development. Prior to joining us, Mr. Darcy held positions in Finance, Human Resources, Training and Information Technology in the Irish Government’s Department of Health and Child Welfare.
      There are no family relationships among any of the executive officers.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
      Our ADSs are listed on the NASDAQ National Market under the symbol “SKIL”. The following table sets forth, for the periods indicated, the high and low intraday sale prices per share of our ADSs as reported on the NASDAQ National Market between February 1, 2003 and January 31, 2005.

Quarter Ended	High	Low

April 30, 2003	$3.85	$1.95
July 31, 2003	6.67	3.29
October 31, 2003	8.92	5.80
January 31, 2004	9.22	6.80
April 30, 2004	13.31	8.50
July 31, 2004	13.59	5.98
October 31, 2004	7.45	5.28
January 31, 2005	7.77	4.68
      As of March 31, 2005, there were 11 holders of ordinary shares of record.
      We have not paid any cash dividends on our ordinary shares and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to fund the growth of our business. Dividends may only be declared and paid out of profits available for distribution determined in accordance with accounting principles generally accepted in Ireland and applicable Irish Company Law. There are no additional material restrictions on the distribution of income or retained earnings by our consolidated group companies. Any dividends, if and when declared, will be declared and paid in United States dollars. We did not sell unregistered securities during fiscal 2005.
      The following table provides information about purchases by the Company and our affiliated purchasers during the quarter ended January 31, 2005 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
			Total Number of	Maximum Number (or
			Shares (or Units)	Approximate Dollar
			Purchased as Part	Value) of Shares (or
	Total Number of	Average Price	of Publicly	Units) that may yet be
	Shares (or Units)	Paid per Share (or	Announced Plans	Purchased Under the
Period	Purchased(1)	Unit)($)	or Programs(2)	Plans or Programs

11/01/04-11/30/04	—	—	—	7,000,000
12/01/04-12/31/04	443,757	5.69	443,757	6,556,243
01/01/05-01/31/05	—	—	—	6,556,243
Total:	443,757	5.69	443,757	6,556,243

(1)	We repurchased an aggregate of 443,757 ADSs pursuant to the repurchase program that was approved by our shareholders on September 24, 2004 (the “Program”).

(2)	Our Board of Directors approved the repurchase by us of up to an aggregate of 7,000,000 ADSs at a per share purchase price which complies with the requirements of Rule 10b-18 pursuant to the Program. Unless terminated earlier by resolution of our Board of Directors, the Program will expire on March 24, 2006 or when we have repurchased all shares authorized for repurchase thereunder.

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
      Any statement in this Annual Report on Form 10-K about our future expectations, plans and prospects, including statements containing the words “believes,” “anticipates,” “plans,” “expects,” “will” and similar expressions, constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including those set forth in this Item 7 under the heading “Future Operating Results.”
      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes appearing in Appendix B of this Annual Report on Form 10-K.
Overview
      We are the result of the merger of SmartForce PLC (SmartForce or SmartForce PLC) and SkillSoft Corporation. The new combined SkillSoft PLC is a global leader in corporate e-learning and brings together SmartForce’s leading portfolio of information technology (IT) e-learning content with SkillSoft Corporation’s extensive suite of business skills e-learning courseware, as well as its IT and business Referenceware libraries.
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
      We are a leading provider of multi-modal content resources and complementary technologies for integrated enterprise learning. SkillChoice multi-modal learning (SMML) solutions offer powerful tools to support and enhance the speed and effectiveness of both formal and informal learning processes. SMML solutions integrate our in-depth courseware, learning management platform technology and support services to meet our customers’ learning needs.
      We derive revenue primarily from agreements under which customers license our products and purchase our services. The pricing for our courses varies based upon the number of course titles or the courseware bundle licensed by a customer, the number of users within the customer’s organization and the length of the license agreement (generally one, two or three years). Our agreements permit customers to exchange course titles, generally on the contract anniversary date. Additional services, such as hosting and online mentoring are subject to additional fees.
      The pricing for our SMML licenses varies based on the choice of SMML, content offering selected by the customer, the number of users within the customer’s organization and the length of the license agreement. Our SMML license provides customers access to a full range of learning products including courseware, Referenceware, simulations, mentoring and prescriptive assessment.
      A Referenceware license from our subsidiary, Books24x7.com (Books), gives users access to the full library within one or more collections (examples of which are; ITPro, BusinessPro, FinancePro and OfficeEssentials). The pricing for our Referenceware licenses varies based on the collections specified by a customer, the number of users within the customer’s organization and the length of the license agreement.
      We offer discounts from our ordinary pricing in arrangements covering larger numbers of courses, for larger user bases or for longer periods. Generally, customers may amend their license agreements, for an additional fee, to gain access to additional courses or product lines and/or to increase the size of the user base. We also derive revenue from hosting fees for clients that use our solutions on an application service provider (ASP) basis, online mentoring services and professional services. In selected circumstances, we derive revenue on a pay-for-use basis under which some customers are charged based on the number of courses accessed by users. Revenue derived from pay-for-use contracts has been minimal to date.
      Cost of revenue includes the cost of materials (such as storage media), packaging, shipping and handling, CD duplication, the cost of online mentoring and hosting services, royalties and certain infrastructure and occupancy expenses. We generally recognize these costs as incurred. Research and development expenses consist primarily of salaries and benefits, certain infrastructure and occupancy expenses, fees to consultants and course content development fees. We account for software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” which requires the capitalization of certain computer software development costs incurred after technological feasibility is established. To date we have expensed all software development costs as incurred, as those costs, which would have otherwise qualified for capitalization, have been immaterial. Selling and marketing expenses consist primarily of salaries, commissions and benefits, advertising and promotion, travel and certain infrastructure and occupancy expenses. General and administrative expenses consist primarily of salaries and benefits, consulting and service expenses, legal expenses, other public company costs and certain infrastructure and occupancy expenses.
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

      Amortization of intangibles represents the amortization of intangible assets, such as customer value and content, from the Books acquisition, the GoTrain acquisition and the Merger.
      Restructuring primarily consists of charges associated with international restructuring activities as well as activities related to our recent content development restructure.
      SEC investigation and other professional fees primarily consist of charges associated with, and as a result of, the restatement of SmartForce’s financial statements for 1999, 2000, 2001 and the first two quarters of 2002, the re-filing of statutory tax returns as a result of the restatement and charges for the ongoing SEC investigation.

Business Outlook
      In the fiscal year ended January 31, 2005 we generated revenues of $212.3 million, an increase compared to the prior fiscal year. However, we find ourselves in a challenging business environment. The overall market adoption rate for e-learning solutions continues to be relatively slow and we are seeing constraints on IT spending, by our current and potential customers. As a result, we are experiencing delays in customer orders and some non-renewals of contracts from existing customers. In addition, price competition in the e-learning market is having a negative impact on the revenue we are generating from the new contracts and the contract renewals we do succeed in obtaining.
      On the positive side, our recent revenue growth and our growth prospects are strongest in our product lines focused on informal learning, such as our Books24x7 products. As a result we have increased our research and development spending in order to invest aggressively in those areas and accelerate the time by which our planned new products will be available to our customers.
      In addition, during the fourth quarter of 2005, we restructured our content development organization to more efficiently manage costs and capitalize further on the flexibility inherent in our existing outsourcing model. The goal of the restructuring is to enable us to meet our existing content production targets at a reduced cost and with greater flexibility with respect to the product offerings in which we elect to make investments. The restructuring involved the elimination of 119 jobs in Dublin, Ireland and 12 in Nashua, New Hampshire, as well as facilities consolidation in Dublin. We will shift the remainder of our IT skills content development activities to our outsourcing suppliers, while continuing to maintain project management and quality control internally. This restructuring included a reduction of an additional 15 jobs in Nashua, New Hampshire for a rightsizing of our sales operation and 9 jobs in Germany related to the shutdown of our German facility. We incurred restructuring charges related to payments to terminated employees, facilities consolidation and the repayment of grants previously awarded by Irish agencies. These charges totaled approximately $13.0 million and were incurred in the fourth quarter of this fiscal year. We believe that the restructuring will result in content development cost savings of approximately $5.0 million per year at current production levels, beginning in the next fiscal year. This will afford us more flexibility to reinvest dollars that can be recaptured in an outsourcing model for other research and development initiatives and/or to increase the profitability of the organization.
      In order to fully focus on the Multi-Modal Learning (MML) business we have entered into a non-binding letter of intent with respect to the sale of certain assets of our retail IT certification business, SmartCertify (the “Retail Certification” business). In the event the transaction is not consummated as anticipated, we will shut down the operation. The Retail Certification business is focused on direct-to-consumer business and has contributed less revenue than expected. This planned action will allow us to fully focus our attention and resources on our core enterprise business. We engaged an investment banker to assist us in eliciting acquisition proposals for this business. The process has progressed and we are now in discussions with a buyer to the point where we expect to consummate a transaction in the fiscal 2006 first quarter. We are now working to finalize sale terms with a potential purchaser. If SmartCertify is sold, we will maintain a reseller arrangement with the new organization. If we shut down the operation, a plan to do so would be established. Such a plan would outline a timeline and schedule of costs associated with the shutdown. We would not maintain a reseller arrangement under a shutdown scenario. In either a shutdown or a sale scenario, we will maintain the existing customer contracts and service those contracts until the contractual obligation is fulfilled. This decision process is expected to be finalized in the first quarter of fiscal 2006. Whether SmartCertify is sold or shut down, we anticipate recognizing revenue from the deferred revenue balance related to direct-to-consumer business over the succeeding 18 to 24 months following the sale or shutdown. Substantially all of the sales, marketing and administrative costs, on a going forward basis following a sale or shutdown, will be eliminated. We recorded a charge of approximately $19.3M in the fiscal quarter ended January 31, 2005 as a result of the impairment of the Goodwill asset allocated to the Retail Certification business.
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

Revenue Recognition
      We generate revenue from the license of products and services and from providing hosting/ application service provider (ASP) services.
      We follow the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, “Software Revenue Recognition”, as amended by SOP 98-4 and SOP 98-9 to account for revenue derived pursuant to license agreements under which customers license our products and services. The pricing for our courses varies based upon the number of course titles or the courseware bundle licensed by a customer, the number of users within the customer’s organization and the length of the license agreement (generally one, two or three years). License agreements permit customers to exchange course titles, generally on the contract anniversary date. Additional product features, such as hosting and online mentoring services, are separately licensed for an additional fee.
      The pricing for our SMML licenses varies based on the choice of SMML, content offering selected by the customer, the number of users within the customer’s organization and the length of the license agreement. A SMML license provides customers access to a full range of learning products including courseware, Referenceware, simulations, mentoring and prescriptive assessment.
      A Referenceware license gives users access to the full library within one or more collections (examples of which are: ITPro, BusinessPro, FinancePro and OfficeEssentials) Books. The pricing for our Referenceware licenses varies based on the collections specified by a customer, the number of users within the customer’s organization and the length of the license agreement.
      We offer discounts from its ordinary pricing, and purchasers of licenses for larger numbers of courses, for larger user bases or for longer periods generally receive discounts. Generally, customers may amend their license agreements, for an additional fee, to gain access to additional courses or product lines and/or to increase the size of the user base. We also derive revenue from hosting fees for clients that use its solutions on an ASP basis, online mentoring services and professional services. In selected circumstances, we derive revenue on a pay-for-use basis under which some customers are charged based on the number of courses accessed by users. Revenue derived from pay-for-use contracts has been minimal to date.
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

      We also derives revenue from extranet hosting/ ASP services and online mentoring services. The Company recognizes revenue related to extranet hosting/ ASP services and online mentoring services on a straight-line basis over the period the services are provided.
      We generally bill the annual license fee for the first year of a multi-year agreement in advance and license fees for subsequent years of multi-year license arrangements are billed on the anniversary date of the agreement. Occasionally, we bill customers on a quarterly basis. In some circumstances, we offer payment terms of up to six months from the initial shipment date or anniversary date for multi-year agreements to its customers. To the extent that a customer is given extended payment terms (defined by us as greater than six months), revenue is recognized as cash becomes due, assuming all of the other elements of revenue recognition have been satisfied.
      We typically recognize revenue from resellers when both the sale to the end user has occurred and the collectibility of cash from the reseller is probable. With respect to reseller agreements with minimum commitments, we recognize revenue related to the portion of the minimum commitment that exceeds the end user sales at the expiration of the commitment period provided we have received payment.
      We provide professional services; including instructor led training, customized content, websites, and implementation services. We recognize professional service revenue as the services are performed.
      We record reimbursable out-of-pocket expenses in both maintenance and services revenues and as a direct cost of maintenances and services in accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred (“EITF 01-14”). EITF 01-14 requires reimbursable out-of-pocket expenses incurred to be characterized as revenue in the income statement.
      We record as deferred revenue amounts that have been billed in advance for products or services to be provided. Deferred revenue includes the unamortized portion of revenue associated with license fees for which we have received payment or for which amounts have been billed and are due for payment in 90 days or less for resellers and 180 days or less for direct customers. In addition, deferred revenue includes amounts which have been billed and not collected for which revenue is being recognized ratably over the license period.

Amortization of Intangible Assets and Impairment of Goodwill
      We record intangible assets as historical cost. We amortize our intangible assets which include customer contracts and internally developed software. We review these intangible assets at least annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in their remaining useful life. We also review our indefinite-lived intangible assets at least annually for impairment which includes trademarks and tradenames.
      We test goodwill during the fourth quarter of each year for impairment, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist. In performing the test, we calculate the fair value of the reporting units as the present value of estimated future cash flows using a risk-adjusted discount rate. The selection and use of an appropriate discount rate requires significant management judgment with respect to revenue and expense growth rates. We obtain a valuation report from an independent third party as part of our assessment process.

Stock Based Compensation
      We account for our stock-based employee compensation plans on the intrinsic value method under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related Interpretations under APB No. 25. We provide pro forma disclosures only of the compensation expense determined under the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123).
      See “Recent Accounting Pronouncements” for a description of FASB Statement No. 123 (revised 2004), Share-Based Payment.

Deferral of Commissions
      We employ an accounting policy consistent with guidance provided by FASB technical bulletin 90-1 and SEC staff accounting bulletin 104, related to the concept of a direct and incremental relationship between revenue and expense. As such, we defer the recognition of commission expense until such time as the revenue related to the contract for which the commission was paid is recognized.

Restructuring Charges
      We account for our restructuring activities under Statement of Financial Accounting Standards No. 146 (SFAS 146), “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 states that a liability related to and exit or disposal activity should be recognized at fair value in the period in which it is incurred. Costs covered by SFAS 146 include, but are not limited to, the following: (1) one-time involuntary termination benefits provided to employees under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or a deferred compensation contract, (2) certain contract termination costs, including operating lease termination costs and (3) other associated costs. As such, when we identify restructuring charges that fulfill the requirements identified in SFAS 146 as incurred, we record the charges in our statement of operations.

Legal Contingencies
      In connection with any material legal proceedings that we may become involved in, management periodically reviews estimates of potential costs to be incurred by us in connection with the adjudication or settlement, if any, of these proceedings. These estimates are developed in consultation with our outside counsel and are based on an analysis of potential litigation outcomes and settlement strategies. In accordance with SFAS No. 5, “Accounting for Contingencies”, loss contingencies are accrued if, in the opinion of management, an adverse outcome is probable and such outcome can be reasonably estimated. In accordance with SFAS No. 5, gain contingencies are accrued if, in the opinion of management, a favorable outcome is probable and such outcome can be reasonably estimated. Legal costs are expensed as incurred.

Results of Operations

	Fiscal Year Ended January 31,

	Dollar	Percent Change	Percentage of Revenue
	Increase/(Decrease)	Increase/(Decrease)
	2004/2005	2004/2005	2005	2004	2003

	(In thousands)
Revenue	$18,825	10%	100%	100%	100%
Cost of revenue	3,327	18%	10%	10%	11%

Gross profit	15,498	9%	90%	90%	89%

Research and development	(8,052)	(15)%	21%	28%	29%
Selling and marketing	5,954	7%	44%	45%	52%
General and administrative	(2,721)	(10)%	12%	14%	18%
Litigation settlement	(93,750)	(100)%	—	48%	—
Amortization of stock-based compensation	(795)	(40)%	1%	1%	2%
Amortization of intangible assets	(497)	(5)%	5%	5%	5%
Impairment charge	19,268	100%	9%	—	246%
Restructuring	11,504	619%	6%	1%	14%
Restatement:
SEC investigation	284	15%	1%	1%	—
Other professional fees	(14,153)	(98)%	—	7%	5%

Total operating expenses	(82,958)	(28)%	99%	151%	370%

Operating loss	98,456	83%	(9)	(61)%	(281)%

Other (expense)/ income, net	(1,478)	(188)%	—	—	—
Gain on sale of investments	(3,682)	(100)%	—	2%	—
Interest income, net	(33)	(4)%	—	—	2%

Loss before provision for income taxes	93,263	83%	(9)	(58)%	(280)%
Provision for income taxes	102	(19)%	—	—	—

Net loss	$93,161	82%	(9)	(59)%	(280)%

Comparison of the Fiscal Years Ended January 31, 2005 and 2004
Revenue
      Revenue increased $18.8 million, or 10%, to $212.3 million in the fiscal year ended January 31, 2005 from $193.5 million in the fiscal year ended January 31, 2004. This increase was primarily due to revenue generated from new business primarily derived from our product lines focused on informal learning and an increase in revenue from our Retail Certification segment due to sales to new customers as well as the full recognition of the segment’s subscription based revenue recognition model. The segment defers revenue at the time of sale over 18 to 24 months. We exited the fiscal year ended January 31, 2005 with noncancellable backlog of approximately $168 million as compared to $170 million at January 31, 2004. This amount is calculated by combining the amount of deferred revenue at our fiscal year end with the amounts to be added to deferred revenue throughout the next twelve months as a result of committed customer contracts and determining how much of these amounts are scheduled to amortize into revenue over the next twelve months. The amount scheduled to amortize into revenue over the next twelve months is disclosed as “backlog”. Amounts to be added to deferred revenue throughout the next twelve months include subsequent billings for ongoing contract periods as well as billings for new or continuing contracts. Company management has included this non-GAAP disclosure due to the fact that it is directly related to our subscription based revenue recognition policy. This is a key business metric, which factors into our forecasting and planning activities and provides visibility into fiscal 2006 revenue. We expect revenues related to informal learning and tele-sales distribution initiatives to increase in fiscal 2006. However, due to market and pricing pressures on our core products we anticipate MML revenue to be flat or slightly down in fiscal 2006 compared to fiscal 2005. We publicly announced our intention to shutdown the Retail Certification business or sell certain assets related to the business. Either scenario would have a negative impact on revenue in fiscal 2006 compared to fiscal 2005.

	Fiscal Year Ended January 31,

	2005	2004	Change

Revenue:
United States	$165,871	$156,121	$9,750
International	46,429	37,354	9,075

Total	$212,300	$193,475	$18,825

      Revenue increased by 6% and 24% in the United States and internationally, respectively, in the fiscal year ended January 31, 2005 as compared to the fiscal year ended January 31, 2004. The international revenue increase was due, in addition to the factors discussed above, to increased reseller revenue due to the timing of receipt of sell-through reporting and cash from resellers. The United States represented 78% and 81% of revenue for the fiscal year ended January 31, 2005 and 2004, respectively.

	Fiscal Year Ended January 31,

	2005	2004	Change

Revenue:
Multi-Modal Learning	$192,135	$180,098	$12,037
Retail Certification	20,165	13,377	6,788

Total	$212,300	$193,475	$18,825

      Revenue increased by 7% and 51% in the MML and Retail Certification segments, respectively, in the fiscal year ended January 31, 2005 as compared to the fiscal year ended January 31, 2004. The revenue increase for MML was primarily due to revenue generated from new business primarily derived from our product lines focused on informal learning. The revenue increase for Retail Certification was primarily due to sales to new customers as well as the full recognition of the segment’s subscription based revenue recognition model. The segment defers revenue at the time of sale over 18 to 24 months. The MML segment represented 91% and 93% of revenues for the fiscal years ended January 31, 2005 and 2004, respectively.
Costs and Expenses
      Cost of revenue increased $3.3 million, or 18%, to $21.7 million in the fiscal year ended January 31, 2005 from $18.4 million in the fiscal year ended January 31, 2004. This increase was primarily due to higher sales volumes as well as increased use of contract services and infrastructure charges incurred in connection with our efforts to consolidate hosting sites. Cost of revenue as a percentage of total revenue was 10% in both the fiscal year ended January 31, 2005 and the fiscal year ended January 31, 2004.
      Research and development expenses decreased $8.0 million, or 15%, to $45.6 million in the fiscal year ended January 31, 2005 from $53.6 million in the fiscal year ended January 31, 2004. Research and development expenses as a percentage of total revenue decreased to 21% in the fiscal year ended January 31, 2005 from 28% in the fiscal year ended January 31, 2004. Research and development for the fiscal year ended January 31, 2005 included expenses of $3.8 million to modify and enhance the technology we purchased that will underlie our virtual classroom product offering, SkillSoft Dialogue. The decrease in expenses compared to fiscal 2004 was primarily due to our completion of the initiative for content and platform improvements in the quarter ended January 31, 2004. We plan to incur incremental costs in fiscal 2006 to pursue informal learning opportunities and accelerate their market introduction.

      Selling and marketing expenses increased $6.0 million, or 7%, to $93.5 million in the fiscal year ended January 31, 2005 from $87.5 million in the fiscal year ended January 31, 2004. The increase was primarily due to increased compensation and benefit costs of approximately $7.0 million as a result of increased commissions derived from increased bookings in fiscal 2005 as compared to fiscal 2004. We also incurred additional expenses associated with building the SkillSoft Dialogue direct sales channel. This increase was partially offset by a decline in certain infrastructure and occupancy charges of $0.8 million. Selling and marketing expenses as a percentage of total revenue decreased to 44% in the fiscal year ended January 31, 2005 from 45% in the fiscal year ended January 31, 2004, due to the increase in revenue between fiscal years. We anticipate incurring incremental selling and marketing expenses over the next fiscal year in relation to bringing our virtual classroom offerings to the market. We believe that a significant investment in selling and marketing to expand our distribution channels worldwide is required to remain competitive and we will be investing in our new tele-sales distribution capabilities. However, due to the anticipated reduction in revenue and related commission expense we expect our selling and marketing costs to decrease in absolute dollars in fiscal 2006 compared to fiscal 2005 and remain flat as a percentage of revenue. The dollar decrease in Selling and marketing expenses will also be supported by the shutdown or sale of certain assets of the Retail Certification business.
      General and administrative expenses decreased $2.7 million, or 10%, to $25.2 million in the fiscal year ended January 31, 2005 from $27.9 million in the fiscal year ended January 31, 2004. General and administrative expenses as a percentage of total revenue decreased to 12% in the fiscal year ended January 31, 2005 from 14% in the fiscal year ended January 31, 2004. These decreases were primarily due to a reduction of litigation costs of $3.0 million in the fiscal year ended January 31, 2005 compared to the fiscal year ended January 31, 2004. We anticipate that general and administrative expenses will increase in absolute dollars and as a percentage of revenue over the next fiscal year due primarily to continued increases in the costs of operating as a public company such as costs related to compliance with Section 404 of the Sarbanes-Oxley Act, advisory services, legal representation and insurance coverage.
      We had no litigation settlement expenses in the fiscal year ended January 31, 2005. We recorded $93.8 million in the fiscal year ended January 31, 2004. This related primarily to the settlements of the 1998 securities class action litigation ($16.0 million), the NETg litigation ($44.0 million), the 2002 class action litigation ($31.5 million) and the IPLearn litigation ($2.0 million).
      Stock-based compensation expense decreased $795,000, or 40% to $1.2 million in the fiscal year ended January 31, 2005 from $2.0 million in the fiscal year ended January 31, 2004. The expense relates to amortization of deferred compensation resulting from granting of stock options to employees at exercise prices below the fair market value of the stock and the sales of restricted common stock with sales prices below the fair market value of the stock. The stock options granted and restricted stock sold at prices below fair market value of the stock were granted by SkillSoft Corporation prior to its initial public offering and by Books prior to its acquisition by SkillSoft Corporation in December 2001. In addition, we recorded a one time compensation charge of $274,000 in the fiscal year ended January 31, 2004 due to the extension of certain option agreements.
      Amortization of intangible assets decreased $497,000, or 5%, to $9.6 million in the fiscal year ended January 31, 2005 from $10.1 million in the fiscal year ended January 31, 2004. See Note 5 of the Notes to the Consolidated Financial Statements.
      In the fourth quarter of fiscal 2005 we evaluated the fair value of goodwill. In November of 2004 we hired an investment banker to actively market the Retail Certification reporting unit to third party buyers. However by January 31, 2005 the investment banker reported the efforts to sell the business were unsuccessful. On March 14, 2005, we entered into a non-binding letter of intent with respect to the sale of our retail IT certification business and if the transaction is not consummated we will shut down the operation. The terms of the potential sale involve the transfer of certain assets and liabilities of the business in exchange for nominal consideration and the execution of a reseller agreement with the buyer. Consequently, based on our attempts to sell the business and the results of a valuation done by an independent third party valuation firm, it is our conclusion that the Retail Certification reporting unit has no goodwill. We recorded an impairment charge of approximately $19.3 million in the fiscal year ended January 31, 2005. We prepared a cash flow analysis for the MML segment comparing the discounted cash flows to the net book values of the direct assets, goodwill and intangible assets. The discounted cash flows supported the direct assets, goodwill and intangible assets of the MML learning business unit. At January 31, 2005, we concluded there was no impairment of goodwill for the MML business unit.
      The key assumptions utilized in the preparation of forecasted statements of operations for the MML segment, which reflect certain new initiatives were as follows:

Multi-Modal Learning

Revenue	Compound annual growth of 7.0%
Gross profit	89.0%
Research and development	15.0%
Selling and marketing	36.0%
General and administrative	9.0%
Other income/ (expense)	$2.4 million for all years
Working capital	15.00% of gross revenue
      An independent third party utilized the aforementioned forecasted statements of operations in order to develop an analysis of discounted cash flows for the MML segment.
      Restructuring charges increased $11.5 million, or 619%, to $13.4 million in the fiscal year ended January 31, 2005 from $1.9 million in the fiscal year ended January 31, 2004. This increase was due to the fiscal 2005 fourth quarter restructuring related to content development which included charges related to payments to terminated employees, facilities consolidation, the repayment of grants previously awarded by Irish agencies as a result of the headcount reduction and the closing of our German facility. We do not anticipate incurring any significant additional charges in fiscal 2006 as a result of these restructuring activities.
      SEC investigation charges increased $0.3 million, or 15%, to $2.2 million in the fiscal year ended January 31, 2005 from $1.9 million in the fiscal year ended January 31, 2004.
      Other professional fees decreased $14.2 million, or 98%, to $0.3 million in the fiscal year ended January 31, 2005 from $14.5 million in the fiscal year ended January 31, 2004. The decrease is due to the completion of the restatement of the SmartForce historical financial statements in the fiscal year ended January 31, 2004. Charges for the fiscal year ended January 31, 2005 consist primarily of the re-filing of certain international tax returns and statutory financial statements as a result of the restatement. There remain certain historical statutory and income tax filings in certain international jurisdictions that are required to be filed in connection with the aforementioned restatement. We expect this process to continue throughout fiscal year 2006.
Interest Income, net
      Interest income decreased to $754,000 in the year ended January 31, 2005 from $787,000 in the year ended January 31, 2004. This decrease was primarily due to fewer funds available for investment and lower interest rates on our cash and cash equivalents and investments.
Other (Expense)/ Income, net
      Other income/(expense), net decreased to ($692,000) in the year ended January 31, 2005 from $786,000 in the year ended January, 31, 2004. This decrease was primarily due to foreign currency fluctuations. Due to our multinational operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies used in our business.
Gain on Sale of Investments, net
      We recorded no net gain on sale of investments in the fiscal year ended January 31, 2005. We recorded a one-time gain of $3.6 million from the sale of an equity investment in fiscal 2004.

Provision for Income Taxes
      The provision for income taxes was $631,000 and $529,000 in the fiscal years ended January 31, 2005 and 2004, respectively. The provision consists of income taxes payable in certain foreign locations, which cannot be offset by net operating loss carryforwards.

Comparison of the Fiscal Years Ended January 31, 2004 and 2003

	Fiscal Year Ended January 31,

			Percentage of
	Dollar	Percent Change	Revenue
	Increase/(Decrease)	Increase/(Decrease)
	2003/2004	2003/2004	2004	2003

	(In thousands)
Revenue	$92,005	91%	100%	100%
Cost of revenue	6,849	59%	10%	11%

Gross profit	85,156	95%	90%	89%

Research and development	24,523	84%	28%	29%
Selling and marketing	34,841	66%	45%	52%
General and administrative	9,969	56%	14%	18%
Litigation settlement	93,750	100%	48%	—
Amortization of stock-based compensation	352	22%	1%	2%
Amortization of intangible assets	5,389	115%	5%	5%
Impairment charge	(250,107)	(100)%	—	246%
Restructuring	(12,322)	(87)%	1%	14%
Restatement:
SEC investigation	1,898	100%	1%	—
Other professional fees	9,366	183%	7%	5%

Total operating expenses	(82,341)	(22)%	151%	370%

Operating loss	167,497	59%	(61)%	(281)%

Other (expense)/ income, net	1,068	379%	—	—
Gain on sale of investments	3,682	100%	2%	—
Interest income, net	(1,378)	(64)%	—	2%

Loss before provision for income taxes	170,869	60%	(58)%	(280)%
Provision for income taxes	146	38%	—	—

Net loss	$170,723	60%	(59)%	(280)%

Revenue
      Revenue increased $92.0 million, or 91% to $193.5 million in the fiscal year ended January 31, 2004 from $101.5 million in the fiscal year ended January 31, 2003. This increase was due to the addition of revenue from SmartForce’s historical customer base as well as revenue generated from new business. As combined company revenue is only included after the closing of the Merger the fiscal year ended January 31, 2003 does not include a full year of combined company revenue. For the fiscal year ended January 31, 2004 renewal rates improved reflecting increased customer satisfaction, partially offset by a cautious corporate spending environment. We exited the year ended January 31, 2004 with noncancellable backlog, consisting of deferred revenue and committed contracts, of approximately $170 million as compared to $135 million a year ago. The increase in noncancellable backlog is due primarily to improved renewal rates, expanded offerings for MML customers and new customers.

	Fiscal Year Ended January 31,

	2004	2003	Change

Revenue:
United States	$156,121	$80,991	$75,130
International	37,354	20,479	16,875

Total	$193,475	$101,470	$92,005

      Revenue increased by 93% and 82% in the year ended January 31, 2004 in the United States and internationally, respectively, as compared to the year ended January 31, 2003. The United States represented 81% and 80% of revenue for the years ended January 31, 2004 and 2003, respectively.

	Fiscal Year Ended January 31,

	2004	2003	Change

Revenue:
Multi-Modal Learning	$180,098	$94,402	$85,696
Retail Certification	13,377	7,068	6,309

Total	$193,475	$101,470	$92,005

      The MML segment represented 93% of revenues for both the year ended January 31, 2004 and 2003, respectively.
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
      Research and development increased $24.5 million, or 84% to $53.6 million in the fiscal year ended January 31, 2004 from $29.1 million in the fiscal year ended January 31, 2003. This increase was due in part to the addition of SmartForce’s research and development organization. In addition, we incurred $10.4 million in incremental costs associated with modifying the SmartForce content to be compliant with SkillSoft standards and practices and $5.3 million in incremental research and development costs associated with our initiatives related to content offerings and improvements and platform improvements. These incremental costs were substantially complete at January 31, 2004. We believe our outsourcing strategy for some of our courses, which allows us to offer a broader set of content, provides us significant flexibility to control these costs. Research and development expenses as a percentage of total revenue decreased to 28% in the fiscal year ended January 31, 2004 from 29% in the fiscal year ended January 31, 2003.

      Selling and marketing expenses increased $34.8 million, or 66% to $87.5 million in the fiscal year ended January 31, 2004 from $52.7 million in the fiscal year ended January 31, 2003. Selling and marketing expenses increased due to the addition of SmartForce’s sales and marketing organization and related costs. Selling and marketing expenses as a percentage of total revenue decreased to 45% in the fiscal year ended January 31, 2004 from 52% in the fiscal year ended January 31, 2003. The large percentage decrease was primarily due to the significant increase in revenue from fiscal 2003 to fiscal 2004.
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
      Stock-based compensation expense increased $352,000, or 22% to $2.0 million in the fiscal year ended January 31, 2004 from $1.6 million in the fiscal year ended January 31, 2003. The expense relates to amortization of deferred compensation resulting from granting of stock options to employees at exercise prices below the fair market value of the stock and the sales of restricted common stock with sales prices below the fair market value of the stock. The stock options granted and restricted stock sold at prices below fair market value of the stock were granted by SkillSoft Corporation prior to its initial public offering and by Books prior to its acquisition by SkillSoft Corporation in December 2001. In addition we recorded a one time compensation charge of $274,000 in the fiscal year ended January 31, 2004 due to the extension of certain option agreements until the Registration Statement on Form S-8 covering such option agreements, which was suspended as a result of our delay in filing a Form 8-K/ A containing the historical SmartForce financial statements, was again available for use.
      Amortization of intangible assets increased $5.4 million, or 115%, to $10.1 million in the fiscal year ended January 31, 2004 from $4.7 million in the fiscal year ended January 31, 2003.
      Restructuring charges decreased $12.3 million, or 87%, to $1.9 million in the year ended January 31, 2004 from $14.2 million in the fiscal year ended January 31, 2003. The restructuring charges relate to the Merger and primarily consist of compensation costs for certain terminated SmartForce employees and facilities consolidation.
      Professional fees related to the restatement of SmartForce historical financial statements charges increased $9.4 million, or 184%, to $14.5 million in the year ended January 31, 2004 from $5.1 million in the fiscal year ended January 31, 2003. These charges primarily consist of costs directly related to the restatement of the SmartForce historical financial statements which was completed in the fiscal year ended January 31, 2004.
      In response to several factors in the fourth quarter of fiscal 2003 and as part of our annual impairment test, we re-evaluated the fair value of the goodwill established in connection with the Merger and the Books acquisition. Factors that contributed to our decision to re-evaluate the fair value of goodwill included:

(i) the determination that we would need to restate the historical financial statements of SmartForce PLC for the years ended December 31, 1999, 2000 and 2001 and the six-months ended June 30, 2002,

(ii) forecasted revenue decreased from the levels utilized prior to the Merger, and

(iii) Upon the announcement of the restatement in November 2002, there was a dramatic decline in our share price in relation to the price utilized in the calculation of purchase price. The share price at time of the Merger was $4.69 per share, the share price on the day prior to the announcement of the restatement was $4.63 per share and the share price at the close of business on the day of the announcement was $3.07 per share, approximately a 34% decline in share price.
      We prepared a cash flow analysis by reporting segment comparing the discounted cash flows to the net book values of the tangible assets, goodwill and identifiable intangible assets associated with the two reporting units: MML and retail certification. The key assumptions utilized in the preparation of forecasted statements of operations for each segment were as follows:

	Multi-Modal Learning	Retail Certification

Revenue	Compound annual	18% growth through 2008
	growth of 10.6%	3% growth through 2009
no growth thereafter
Gross profit	88.66%	88.85%
Research and development	18.75%, through 2009	4.15%
16.00% thereafter
Selling and marketing	45.5%, through 2008	59.00%, through 2005
	39.00%, thereafter	58.00%, through 2008
56.00%, thereafter
General and administrative	50.00% of sales growth,	6.57%, through 2005
	through 2013, 4.90%,	declining to 6.12% in 2009
	thereafter	and thereafter
Other income/(expense)	$2.4 million for all years	None
Working capital	15.00% of gross revenue	15.00% of gross revenue
      An independent third party utilized the aforementioned forecasted statements of operations in order to develop an analysis of discounted cash flows for each segment. The discounted cash flows did not support the tangible assets, goodwill and identifiable intangible assets of the MML reporting unit. However, the discounted cash flows did support the value of the retail certification reporting unit. The discounted cash flow analysis reflected many factors including a reduction in expected revenues for the fiscal year ended January 31, 2004 due to the elimination of three non-core businesses — Telecom, Prokoda Services and Custom Global Services — and to a lesser extent, lower than anticipated revenues in relation to those revenues anticipated prior to the Merger. We have assumed growth in the e-learning sector to be lower than originally considered at the time of the Merger. We have also valued our current customer base, including the synergies from cross-selling our products, content, technology, trademarks and net operating loss carry forwards. The cash flow analysis indicated the discounted cash flows were not sufficient to recover the assets of the MML segment. Accordingly, we recorded a $250.1 million impairment to goodwill in the fourth quarter of fiscal 2003 related to this segment.
      In connection with the Merger, we decided to exit the Telecom business and sold the business as of January 31, 2003. As more fully described in Note 3(b) of the Notes to the Consolidated Financial Statements, other income (expense) includes the results of operations for the period from September 6, 2002 through January 31, 2003 of the Telecom business. The assets and liabilities of the Telecom business were excluded from our opening balance sheet and therefore, were excluded from the calculation of purchase price and the valuation of the goodwill asset. The Prokoda business was “downsized” at the time of Merger and has only recently been eliminated. The downsizing of the Prokoda business at the time of Merger resulted in the creation of liabilities associated with the severance of those employees identified as redundant. The Custom Global Services business has not been eliminated, but has evolved from the form in which it was acquired. The acquiring entity, SkillSoft Corporation, had engaged in an outsourcing strategy to handle custom services requirements prior to the date of the Merger (September 6, 2002). At the time of the Merger we downsized our direct custom services staff and now handle customer needs with a solution that incorporates employees and outsourcing partners. The downsizing of the Custom Global Services business at time of the Merger resulted in the creation of liabilities associated with the severance of those employees identified as redundant as well as for facilities idled as a result of the headcount reduction. All businesses were acquired as a part of the Merger. The Telecom business did not contribute any revenue and contributed approximately a $103,000 loss to our consolidated operations. The Prokoda business contributed approximately $2.2 million in revenue and a $1.2 million loss, to our consolidated operations. The Custom Global Services business contributed approximately $1.3 million in revenue and approximately a $261,000 loss, to our consolidated operations.
Interest Income/(Expense), net
      Interest income, net decreased to $787,000 in the year ended January 31, 2004 from $2.2 million in the year ended January 31, 2003. This decrease was primarily due to less funds available for investment and lower interest rates on our cash and cash equivalents and investments.
Other Income/(Expense), net
      Other income/(expense), net increased to $786,000 in the year ended January 31, 2004 from $(282,000) in the year ended January, 31, 2003. This increase was primarily due to foreign currency fluctuations and secondarily due to gains on sales of certain capital assets. Due to our multinational operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies used in our business.
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
Quarterly Operating Results for Fiscal Years Ended January 31, 2005 and 2004 (unaudited)
      The following table sets forth, for the periods indicated, certain financial data of SkillSoft PLC

	Q1 2005	Q2 2005	Q3 2005	Q4 2005

	(In thousands, except per share data)
Revenues	$52,817	$50,625	$52,507	$56,351
Cost of revenues	5,078	5,257	5,597	5,792

Gross profit	47,739	45,368	46,910	50,559
Operating expenses:
Research and development	9,444	12,639	10,505	12,987
Selling and marketing	24,362	22,664	22,441	24,019
General and administrative	6,054	6,182	6,388	6,538
Amortization of stock-based compensation	348	300	296	247
Amortization of intangible assets	2,422	2,390	2,390	2,373
Impairment charge	—	—	—	19,268
Restructuring	147	175	(7)	13,046
Restatement:
SEC investigation	324	779	716	363
Other professional fees	114	136	87	(17)

Total operating expenses	43,215	45,265	42,816	78,824

	Q1 2005	Q2 2005	Q3 2005	Q4 2005

	(In thousands, except per share data)
Operating loss	4,524	103	4,094	(28,265)
Other (expense)/ income, net	(179)	(32)	75	(556)
Interest income, net	123	241	88	302

Loss before provision for income taxes	4,468	312	4,257	(28,519)
Provision for income taxes	1,265	(1,045)	142	269

Net income/ (loss)	$3,203	$1,357	$4,115	$(28,788)

Basic and dilutive income/ (loss) per share	$0.03	$0.01	$0.04	$(0.27)

Basic weighted average shares outstanding	103,163	105,422	105,936	105,973

Diluted weighted average shares outstanding	110,393	110,555	108,941	105,973

	Q1 2004	Q2 2004	Q3 2004	Q4 2004

	(In thousands, except per share data)
Revenues	$43,613	$45,109	$49,992	$54,761
Cost of revenues	5,497	4,180	4,557	4,163

Gross profit	38,116	40,929	45,435	50,598
Operating expenses:
Research and development	12,782	12,650	15,171	13,024
Selling and marketing	23,347	23,227	20,830	20,128
General and administrative	6,684	6,401	6,946	7,852
Litigation settlement	2,250	44,000	16,000	31,500
Amortization of stock-based compensation	490	471	676	349
Amortization of intangible assets	2,406	2,518	2,574	2,574
Restructuring	1,193	364	274	26
Restatement:
SEC investigation	549	—	643	706
Other professional fees	4,810	4,622	4,370	671

Total operating expenses	54,511	94,253	67,484	76,830

Operating loss	(16,395)	(53,324)	(22,049)	(26,232)
Other income, net	4	17	251	514
Gain on sale of investments, net	3,682	—	—	—
Interest income, net	363	231	87	106

Loss before provision for income taxes	(12,346)	(53,076)	(21,711)	(25,612)
Provision for income taxes	(229)	(150)	(150)	—

Net loss	$(12,575)	$(53,226)	$(21,861)	$(25,612)

Basic and dilutive loss per share	$(0.13)	$(0.53)	$(0.22)	$(0.25)

Basic and diluted weighted average shares outstanding	99,599	99,615	99,994	101,231

Liquidity and Capital Resources
      As of January 31, 2005, our principal source of liquidity was our cash and cash equivalents and short-term investments, which totaled $54.9 million. This compares to $61.3 million at January 31, 2004.
      Net cash used in operating activities was $33.6 million for the fiscal year ended January 31, 2005. Our net cash used for the fiscal year ended January 31, 2005 most significantly reflects a decrease in accrued expenses of $40.9 million primarily as a result of litigation settlement payments of approximately $6.0 million for the final installment of the 1998 class action lawsuit, approximately $22.0 million for the final installment of the NETg lawsuit, and approximately $15.3 million for the first installment of the 2002 class action lawsuit partially offset by an increase of $4.7 million of deferred revenue and a decrease of $2.4 million in prepaid expenses and the net impact of various other operating activities.

      Net cash provided by investing activities was $6.0 million for the fiscal year ended January 31, 2005. The reduction of the need to designate restricted cash under our facility lease arrangements generated a cash inflow of $25.0 million, which was partially offset by maturities of investments, net of purchases (short and long-term), which generated a net cash outflow of approximately $10.4 million and the purchase of property, plant and equipment of $7.6 million, including additions for additional hosting and development infrastructure, improvements to certain leaseholds and various other office equipment.
      Net cash provided by financing activities was $18.5 million for the fiscal year ended January 31, 2005. Cash was provided from proceeds from the exercise of stock options under our various stock plans and stock purchases under our 1995 Employee Share Purchase Plan of $21.0 million was partially offset by the $2.5 million purchase of treasury stock.
      Our working capital deficit was approximately $46.8 million and $49.1 million as of January 31, 2005 and 2004, respectively. The decrease in working capital deficit in the fiscal year ended January 31, 2005 compared to fiscal year ended January 31, 2004 was primarily due to proceeds from the exercise of stock options under our various stock plans and stock purchases under the 1995 Employee Share Purchase Plan of $21.0 million, depreciation and amortization of $14.4 million impairment charge of $19.3 million, which was offset primarily by a net loss of $20.2 million, purchases of property and equipment of $7.6 million, purchases of long term investments of $8.9 million, and $15.3 million of accrued litigation settlement now due in less than 12 months. Total assets were approximately $303.5 million and $342.4 million as of January 31, 2005 and 2004, respectively. As of January 31, 2005 and 2004, goodwill and separately identifiable intangible assets were $119.7 million and $151.6 million, respectively.
      On July 23, 2004 we entered into a $25 million two year, line of credit with a bank. Under the terms of the line of credit, the bank holds a first security interest in all domestic business assets. All borrowings under the line of credit bear interest at the bank’s prime rate. The facility is subject to a commitment fee of $50,000 to secure the line of credit and unused commitment fees of 0.125% based upon the daily average of un-advanced amounts under the revolving line of credit. We paid approximately $10,300 in unused commitment fees for the fiscal year ended January 31, 2005. In addition, the line of credit contains certain financial and non-financial covenants. At January 31, 2005, we were unable to attain one of the financial covenants set forth in the line of credit. With a net loss of approximately $29.1 million for the quarter ended January 31, 2005, we did not meet the “minimum quarterly profitability” of $6.5 million for the quarter. We were unable to meet the financial covenant due to the restructuring and impairment charges recorded in the quarter. The bank agreed to amend the original loan agreement and issue a first loan modification agreement. The first loan modification agreement has been executed and we are currently in compliance with all covenants. Also, the line of credit agreement provides that in the event of a Material Adverse Change (as defined in the Line of Credit Agreement), the lender has the ability to call amounts outstanding under the line of credit. As of January 31, 2005 there were no borrowings on the line of credit; however we had outstanding letters of credit of $15.9 million that reduced the availability under the line of credit. Letters of credit are subject to commission fees of 0.75% as well as administrative costs. We paid approximately $121,000 in letters of credit fees for the fiscal year ended January 31, 2005.
      As of January 31, 2005, we had U.S. federal net operating loss carryforwards (NOLs) of approximately $342.9 million. These NOLs, which are subject to potential limitations based upon change in control provisions of Section 382 of the Internal Revenue Code, are available to reduce future taxable income, if any, through 2025. We also had U.S. federal tax credit carryforwards of approximately $3.3 million at January 31, 2005. Additionally, we had approximately $101.5 million of net operating loss carryforwards in jurisdictions outside of the U.S. If not utilized, these carryforwards expire at various dates through the year ending January 31, 2025. Included in the $342.9 million are approximately $217.7 million of U.S. net operating loss carryforwards and $365,000 of U.S. tax credit carryforwards that were acquired in the Merger and the purchase of Books. In addition, included in the $101.5 million we have approximately $62.5 million of net operating loss carryforwards in jurisdictions outside the U.S. acquired in the Merger and the purchase of Books. We will realize the benefits of these acquired net operating losses through reductions to goodwill and non-goodwill intangibles during the period that the losses are utilized to reduce tax payments. Also included in the $342.9 million at January 31, 2005, we have approximately $27.5 million of net operating loss carryforwards in the United States resulting from disqualifying dispositions. We will realize the benefit of these losses through increases to stockholder’s equity in the periods in which the losses are utilized to reduce tax payments.
      We lease certain of our facilities and certain equipment and furniture under operating lease agreements that expire at various dates through 2023. Future minimum lease payments, net of estimated rentals, under these agreements are as follows (in thousands):

	Payments Due by Period

		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Operating Lease Obligations	$38,874	$6,610	$10,499	$6,107	$15,658

Additionally, we have a remaining payout to be made in the fiscal year ending January 31, 2006 of $15.25 million relating to the settlement of the 2002 Securities Class Action litigation described in Note 8(c).
      We expect to continue to experience growth in capital expenditures and operating expenses, particularly in sales and marketing and research and development, in the fiscal year ending January 31, 2006, as compared to the fiscal year ended January 31, 2005 in order to execute our business plan and achieve expected revenue growth. To the extent that our execution of the business plan results in increased sales, we expect to experience corresponding increases in deferred revenue, cash flow and prepaid expenses. In addition, we are required to make litigation settlement payments totaling $15.3 million in the fiscal year ending January 31, 2006. We are in discussions with our insurers to determine how much, if any, of the settlement related to the 2002 securities class action lawsuits will be paid by them. Capital expenditures for the fiscal year ending January 31, 2006 are expected to be approximately $7.0 million. We have approval of our Board of Directors and shareholders to purchase up to 6,556,243 of our outstanding shares, although there are limitations on our ability to purchase up to this level which include distributable profit limitations under Irish regulations and available cash. We expect that the principal sources of funding for our operating expenses, capital expenditures, litigation settlement payments and other liquidity needs will be a combination of our available cash and cash equivalents and short-term investments (which totaled approximately $54.9 million as of January 31, 2005), and funds generated from future cash flows. We believe our current funds and expected cash flows from operating activities will be sufficient to fund our operations for at least the next 12 months. However, there are a number of factors that may negatively impact our available sources of funds. In addition, our cash needs may increase due to factors such as unanticipated developments in our business or significant acquisitions. The amount of cash generated from operations will be dependent upon the successful execution of our business plan. Although we do not foresee the need to raise additional capital, any unanticipated economic or business events could require us to raise additional capital to support operations.
Recent Accounting Pronouncements
      On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.
      Statement 123(R) is effective for interim or annual periods beginning after June 15, 2005 and must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on July 1, 2005.
      On April 14, 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for Statement 123(R). The new rule allows Companies to implement Statement 123(R) at the beginning of their next fiscal year. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on February 1, 2006.

1. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
      We have not yet determined which method to use in adopting SFAS 123(R).
Explanation of Use of Non-GAAP Financial Results
      In addition to our audited financial results in accordance with United States generally accepted accounting principles (GAAP), to assist investors we may on occasion provide certain non-GAAP financial results as an alternative means to explain our periodic results. The non-GAAP financial results typically may exclude non-cash or one-time charges or benefits.
      Our management uses the non-GAAP financial results internally as an alternative means for assessing our results of operations. By excluding non-cash charges such as stock-based compensation, amortization of purchased intangible assets, impairment of goodwill and purchased intangible assets, management can evaluate our operations excluding these non-cash charges and can compare its results on a more consistent basis to the results of other companies in our industry. By excluding one-time charges such as restructuring charges (benefits), our management can compare our ongoing operations to prior quarters where such items may be materially different and to ongoing operations of other companies in our industry who may have materially different one-time charges. Our management recognizes that non-GAAP financial results are not a substitute for GAAP results, and believes that non-GAAP measures are helpful in assisting them in understanding and managing our business.
      Our management believes that the non-GAAP financial results may also provide useful information to investors. Non-GAAP results may also allow investors and analysts to more readily compare our operations to prior financial results and to the financial results of other companies in the industry who similarly provide non-GAAP results to investors and analysts. Investors may seek to evaluate our business performance and the performance of our competitors as they relate to cash. Excluding one-time and non-cash charges may assist investors in this evaluation and comparisons.
      We intend to continue to assess the potential value of reporting non-GAAP results consistent with applicable rules and regulations.
FUTURE OPERATING RESULTS

Risks Related to Legal Proceedings
In connection with our restatement of the historical financial statements of SmartForce, class action lawsuits have been filed against us and additional lawsuits may be filed, and we are the subject of a formal order of private investigation entered by the SEC.
      While preparing the closing balance sheet of SmartForce as at September 6, 2002, the date on which we closed our merger with SkillSoft Corporation, certain accounting matters were identified relating to the historical financial statements of SmartForce (which, following the Merger, are no longer our historical financial statements — see Note 1 of the Notes to the Consolidated Financial Statements). On November 19, 2002, we announced our intent to restate the SmartForce financial statements for 1999, 2000, 2001 and the first two quarters of 2002. We have settled several class action lawsuits that were filed following the announcement of the restatement.
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
      We operate our business in various foreign countries through subsidiaries organized in those countries. Due to our restatement of the historical SmartForce financial statements, some of our subsidiaries have not filed their audited statutory financial statements and have been delayed in filing their tax returns in their respective jurisdictions. As a result, some of these foreign subsidiaries may be subject to regulatory restrictions, penalties and fines and additional taxes.
We have experienced net losses in the past, and we may be unable to achieve or maintain profitability.
      SmartForce incurred substantial net losses prior to the Merger, including net losses of $50.2 million in the six months ended June 30, 2002. SkillSoft Corporation incurred substantial net losses in every fiscal quarter prior to its fiscal quarter ended January 31, 2002. In addition, the combined company recorded a net loss of $284 million for the fiscal year ended January 31, 2003 and $113.3 million for the fiscal year ended January 31, 2004. We achieved profitability for the first time post-Merger in the first three quarters of the fiscal year ended January 31, 2005. However, we incurred a net loss of $20.1 million for the fiscal year and cannot guarantee that our combined business will achieve or sustain profitability in any future period.

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
      Our operating results have historically fluctuated, and our operating results may in the future continue to fluctuate, as a result of factors, which include (without limitation):

•	the size and timing of new/renewal agreements and upgrades;

•	royalty rates;

•	the announcement, introduction and acceptance of new products, product enhancements and technologies by us and our competitors;

•	the mix of sales between our field sales force, our other direct sales channels and our telesales channels;

•	general conditions in the U.S. or the international economy;

•	the loss of significant customers;

•	delays in availability of new products;

•	product or service quality problems;

•	seasonality — due to the budget and purchasing cycles of our customers, we expect our revenue and operating results will generally be strongest in the second half of our fiscal year and weakest in the first half of our fiscal year;

•	the spending patterns of our customers;

•	litigation costs and expenses, including the costs related to the restatement of the SmartForce financial statements;

•	non-recurring charges related to acquisitions;

•	growing competition that may result in price reductions; and

•	currency fluctuations.
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
      Our primary sources of direct competition are:

•	third-party suppliers of instructor-led information technology, business, management and professional skills education and training;

•	suppliers of computer-based training and e-learning solutions;

•	internal education and training departments of potential customers; and

•	value-added resellers and network integrators.
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
      The market for education and training software is characterized by rapidly changing technology, evolving industry standards, changes in customer requirements and preferences and frequent introductions of new products and services embodying new technologies. New methods of providing interactive education in a technology-based format are being developed and offered in the marketplace, including intranet and Internet offerings. In addition, multimedia and other product functionality features are being added to educational software. Our future success will depend upon the extent to which we are able to develop and implement products which address these emerging market requirements in a cost effective and timely basis. Product development is risky because it is difficult to foresee developments in technology, coordinate technical personnel and identify and eliminate design flaws. Any significant delay in releasing new products could have a material adverse effect on the ultimate success of our products and could reduce sales of predecessor products. We may not be successful in introducing new products on a timely basis. In addition, new products introduced by us may fail to achieve a significant degree of market acceptance or, once accepted, may fail to sustain viability in the market for any significant period. If we are unsuccessful in addressing the changing needs of the marketplace due to resource, technological or other constraints, or in anticipating and responding adequately to changes in customers’ software technology and preferences, our business and results of operations would be materially adversely affected. We, along with the rest of the industry, face a challenging and competitive market for IT spending that has resulted in reduced contract value for our formal learning product lines. This pricing pressure is having a negative impact on revenue for these product lines and may have a continued or increased adverse impact in the future.
The e-learning market is a developing market, and our business will suffer if e-learning is not widely accepted.
      The market for e-learning is a new and emerging market. Corporate training and education have historically been conducted primarily through classroom instruction and have traditionally been performed by a company’s internal personnel. Many companies have invested heavily in their current training solutions. Although technology-based training applications have been available for several years, they currently account for only a small portion of the overall training market.
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
      The success of our e-learning strategy is highly dependent on the consistent performance of our information systems and Internet infrastructure. If for any reason our Web site fails or if it experiences any unscheduled downtimes, even for only a short period, our business and reputation could be materially harmed. We have in the past experienced performance problems and unscheduled downtime, and these problems could recur. We currently rely on third parties for proper functioning of computer infrastructure, delivery of our e-learning applications and the performance of our destination site. Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, break-ins, earthquake, financial patterns of hosting providers and similar events. Any system failures could adversely affect customer usage of our solutions and user traffic results in any future quarters, which could adversely affect our revenues and operating results and harm our reputation with corporate customers, subscribers and commerce partners. Accordingly, the satisfactory performance, reliability and availability of our Web site and computer infrastructure is critical to our reputation and ability to attract and retain corporate customers, subscribers and commerce partners. We cannot accurately project the rate or timing of any increases in traffic to our Web site and, therefore, the integration and timing of any upgrades or enhancements required to facilitate any significant traffic increase to the Web site are uncertain. We have in the past experienced difficulties in upgrading our Web site infrastructure to handle increased traffic, and these difficulties could recur. The failure to expand and upgrade our Web site or any system error, failure or extended down time could materially harm our business, reputation, financial condition or results of operations.
Because many users of our e-learning solutions will access them over the Internet, factors adversely affecting the use of the Internet or our customers’ networking infrastructures could harm our business.
      Many of our customer’s users access our e-learning solutions over the Internet or through our customers’ internal networks. Any factors that adversely affect Internet usage could disrupt the ability of those users to access our e-learning solutions, which would adversely affect customer satisfaction and therefore our business.
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
      Additionally, a requirement for the continued growth of accessing e-learning solutions over the Internet is the secure transmission of confidential information over public networks. Failure to prevent security breaches into our products or our customers’ networks, or well-publicized security breaches affecting the Internet in general could significantly harm our growth and revenue. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise of technology we use to protect content and transactions, our products or our customers’ proprietary information in our databases. Anyone who is able to circumvent our security measures could misappropriate proprietary and confidential information or could cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to address problems caused by security breaches. The privacy of users may also deter people from using the Internet to conduct transactions that involve transmitting confidential information.
Our restructuring plans may be ineffective or may limit our ability to compete.
      Since the Merger, we have recorded an aggregate of $31.4 million in merger and exit costs and an aggregate of $29.4 million of restructuring charges. There are several risks inherent in these efforts to transition to a new cost structure. These include the risk that we will not be successful in restoring profitability, and hence we may have to undertake further restructuring initiatives that would entail additional charges and create additional risks. In addition, there is the risk that cost-cutting initiatives will impair our ability to effectively develop and market products and remain competitive. Each of the above measures could have long-term effects on our business by reducing our pool of talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel. These circumstances could cause our earnings to be lower than they otherwise might be.

We depend on a few key personnel to manage and operate the business and must be able to attract and retain highly qualified employees.
      Our success is largely dependent on the personal efforts and abilities of our key executives and senior management. Failure to retain these executives, or the loss of certain senior management personnel or other key employees, could have a material adverse effect on our business and future prospects. We are also dependent on the continued service of our key sales, content development and operational personnel and on our ability to attract, train, motivate and retain highly qualified employees. In addition, we depend on writers, programmers, Web designers and graphic artists. We may be unsuccessful in attracting, training, retaining or motivating key personnel. In particular, the negative consequences (including litigation) of having to restate SmartForce’s historical financial statements, uncertainties surrounding the Merger, and our recent adverse operating results and stock price performance could create uncertainties that materially and adversely affect our ability to attract and retain key personnel. The inability to hire, train and retain qualified personnel or the loss of the services of key personnel could have a material adverse effect upon our business, new product development efforts and future business prospects.
Changes in accounting standards regarding stock option plans could limit the desirability of granting stock options, which could harm our ability to attract and retain employees, and could also reduce our profitability.
      The Financial Accounting Standards Board has determined to require all companies to treat the value of stock options granted to employees as an expense commencing in our third quarter of fiscal 2006. This change will require companies to record a compensation expense equal to the value of each stock option granted. This expense will be spread over the vesting period of the stock option. Due to the fact that we will be required to expense stock option grants, it could reduce the attractiveness of granting stock options because the additional expense associated with these grants would reduce our profitability. However, stock options are an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock option program. Accordingly, either our profitability, or our ability to use stock options as an employee recruitment and retention tool would be adversely impacted.
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
      We expect that international operations will continue to account for a significant portion of our revenues. Operations outside of the United States are subject to inherent risks, including:

•	difficulties or delays in developing and supporting non-English language versions of our products and services;

•	political and economic conditions in various jurisdictions;

•	difficulties in staffing and managing foreign subsidiary operations;

•	longer sales cycles and account receivable payment cycles;

•	multiple, conflicting and changing governmental laws and regulations;

•	foreign currency exchange rate fluctuations;

•	protectionist laws and business practices that may favor local competitors;

•	difficulties in finding and managing local resellers;

•	potential adverse tax consequences; and

•	the absence or significant lack of legal protection for intellectual property rights.
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
      The period between our initial contact with a potential customer and the purchase of our products (not including SmartCertify) by that customer typically ranges from three to twelve months or more. Factors that contribute to our long sales cycle, include:

•	our need to educate potential customers about the benefits of our products;

•	competitive evaluations by customers;

•	the customers’ internal budgeting and approval processes;

•	the fact that many customers view training products as discretionary spending, rather than purchases essential to their business; and

•	the fact that we target large companies, which often take longer to make purchasing decisions due to the size and complexity of the enterprise.

      These long sales cycles make it difficult to predict the quarter in which sales may occur. Delays in sales could cause significant variability in our revenues and operating results for any particular period.
Our business could be adversely affected if our products contain errors.
      Software products as complex as ours contain known and undetected errors or “bugs” that result in product failures. The existence of bugs could result in loss of or delay in revenues, loss of market share, diversion of product development resources, injury to reputation or damage to efforts to build brand awareness, any of which could have a material adverse effect on our business, operating results and financial condition.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
      As of January 31, 2005, we did not use derivative financial instruments for speculative or trading purposes.
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
      Evaluation of Disclosure Controls & Procedures
      Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 31, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.
      Changes in Internal Control
      No change in our internal control over financial reporting occurred during the fiscal quarter ended January 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
      Management’s Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known risks of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
      Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
      Based on this assessment, our management believes that, as of January 31, 2005 our internal control over financial reporting is effective based on those criteria.

      Our management’s assessment of the effectiveness of our internal control over financial reporting as of January 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing on page B-3 of this Form 10-K.
Item 9B.     Other Information
      On April 15, 2005, the Compensation Committee of our Board of Directors established an incentive compensation program for the fiscal year ending January 31, 2006 for our executive officers. A summary of the incentive compensation program is being filed with this Annual Report on Form 10-K as Exhibit 10.34.
PART III

Item 10.	Directors and Executive Officers of the Registrant
Directors
      The following is a list of our directors and certain information about their background.
      Gregory M. Priest, age 41, was appointed Chairman of the Board of Directors in November 2000. Mr. Priest has served as our Chief Strategy Officer since our merger with SkillSoft Corporation in September 2002. Mr. Priest served as the Company’s President and Chief Executive Officer from December 1998 to September 2002. Mr. Priest has been a director since June 1996.
      Charles E. Moran, age 50, has served as our President and Chief Executive Officer and as a director since our merger with SkillSoft Corporation in September 2002. Mr. Moran is a founder of SkillSoft Corporation and served as its Chairman of the Board, President and Chief Executive Officer from January 1998 until September 2002.
      P. Howard Edelstein, age 50, has served as our director of the Company since the Company’s merger with SkillSoft Corporation in September 2002. Mr. Edelstein has served as President and Chief Executive Officer of Radianz, Inc., an Internet Protocol (IP)-based networking company for the global financial services industry, since July 2003. Mr. Edelstein served as an Entrepreneur in Residence with Warburg Pincus LLC from January 2002 to July 2003. Mr. Edelstein previously served as President and Chief Executive Officer of Thomson Financial ESG (now known as Omgeo), a provider of electronic commerce, transaction processing and information services to the international securities/trading community, from 1993 to 2001. Mr. Edelstein is also a director of PalmSource, a software developer for mobile information devices, and Alacra, a privately held financial information company.
      Stewart K.P. Gross, age 45, has served as our director since our merger with SkillSoft Corporation in September 2002. Mr. Gross is Managing Director with Lightyear Capital LLC, a private equity firm concentrating on investments in the financial services industry. Mr. Gross served as a director of SkillSoft Corporation from January 1998 to September 2002. Mr. Gross was Managing Director of Warburg Pincus LLC, from July 1987 to December 2004. Mr. Gross is a director of BEA Systems, Inc., and Aldabra Acquisition Corporation. Mr. Gross is also a director to several privately held companies.
      James S. Krzywicki, age 53, has served as our director since October 1998. Mr. Krzywicki currently serves at President and Chief Executive officer of Docutron Systems, Inc., a provider of web-based document management software solutions that work in small business environments and connect with enterprise objectives. Mr. Krzywicki was Vice President, Channel Services of Parametric Technology Corporation (“PTC”), a provider of software solutions for manufacturers for product development and improvement, from April 2003 to January 2004. Prior to joining PTC, Mr. Krzywicki served as President of North American Services of RoweCom, Inc. a provider of knowledge resource management and acquisition services, from October 1999 to February 2001, and as Chief Operating Officer from February 2001 to November 2001. In November 2001, RoweCom, Inc. was acquired by divine, inc., a premier integrated solution provider focused on the extended enterprise, and Mr. Krzywicki became Senior Vice President and General Manager, divine information services, and held this position until January 2003. Subsequently, RoweCom, Inc. filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States District Court for the District of Massachusetts in January 2003. From 1992 to 1999, Mr. Krzywicki held various positions with Lotus Development Corporation, which is now owned by International Business Machines Corporation, most recently as Director, Distributed Learning, and IBM Global Services.
      William F. Meagher, Jr., age 66, has served as our director since March 2004. Mr. Meagher was the Managing Partner of the Boston Office of Arthur Andersen LLP (“Andersen”) from 1982 until 1995, and spent a total of 38 years with Andersen. Mr. Meagher was a member of the American Institute of Certified Public Accountants and the Massachusetts Society of Certified Public Accountants. Mr. Meagher is a trustee of Living Care Villages of Massachusetts, Inc. d/b/a North Hill and the Dana Farber Cancer Institute and the Greater Boston YMCA.
      Ferdinand von Prondzynski, age 51, has served as our director since November 2001. Dr. von Prondzynski has been the President of Dublin City University, one of Ireland’s leading higher education institutions, since July 2000. From January 1991 to July 2000, Dr. von Prondzynski served as Professor of Law and Dean of the Faculty of Social Services, the University of Hull, UK.
      There are no family relationships among any of the directors of the Company.
Executive Officers
      A listing of the Company’s Executive Officers is included under the heading “Executive Officers of SkillSoft” in Part I of this Annual Report on Form 10-K for the fiscal year ended January 31, 2005, and is incorporated herein by reference.
Audit Committee
      The Board of Directors has determined that Mr. Meagher is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K. The current members of the Audit Committee are Messrs. Gross, Meagher (Chair) and Dr. von Prondzynski. The Board of Directors has determined that all of the members of the Audit Committee are independent as defined under applicable NASDAQ rules and Rule 10A-3 under the Exchange Act.
Director Nomination Process
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
      In considering whether to recommend any particular candidate for inclusion in the Board of Director’s slate of recommended director nominees, the Nominating and Corporate Governance Committee applies the criteria set forth in our Corporate Governance Guidelines. These criteria include the candidate’s integrity, business acumen, knowledge of our business and industry, age, experience, diligence, conflicts of interest and the ability to act in the interests of all shareholders. The Nominating and Corporate Governance Committee does not assign specific weights to particular criteria and no particular criterion is a prerequisite for recommendation. We believe that the backgrounds and qualifications of its directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will allow the Board of Directors to fulfill its responsibilities.
      Shareholders may recommend individuals to the Nominating and Corporate Governance Committee for consideration as potential director candidates by submitting their names, together with appropriate biographical information and background materials and a statement as to whether the shareholder or group of shareholders making the recommendation has beneficially owned more than 5% of our ADSs for at least a year as of the date such recommendation is made, to the Nominating and Corporate Governance Committee, c/o Investor Relations, SkillSoft Public Limited Company, 107 Northeastern Boulevard, Nashua, New

Hampshire 03062. Assuming that appropriate biographical and background material has been provided on a timely basis, the Nominating and Corporate Governance Committee will evaluate shareholder-recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows and applies for candidates submitted by others.
Code of Business Conducts and Ethics
      We have adopted a written Code of Business Conduct and Ethics (the “Code”) that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. We have posted the Code on our Web site, which is located at www.skillsoft.com. In addition, we intend to disclose on our Web site any amendments to, or waivers from, any provision of the Code that applies to our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions.
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership of our equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Officers, directors and 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.
      Based solely on its review of copies of such filings by our directors and executive officers and 10% shareholders or written representations from certain of those persons, we believe that all filings required to be made by those persons during the fiscal year ended January 31, 2005 were timely made except that a late Form 4 was filed on behalf of (i) each of Messrs. Edelstein, Gross, Meagher and Dr. von Prondzynski relating to the automatic option grant made to each of them for 10,000 shares on January 1, 2005 under the terms of the 2001 Outside Director Option Plan and (ii) Charles E. Moran relating to a stock option exercise in fiscal year 2005. These forms were promptly filed upon discovery that such reports were not timely filed.

Item 11.	Executive Compensation
      Summary Compensation Table. The following table sets forth the total compensation for the fiscal years ended January 31, 2005 and 2004 and the 13 months ended January 31, 2003 for our chief executive officer and our other executive officers who were serving as executive officers on January 31, 2005 (the “Named Executive Officers”), as required under applicable rules of the SEC.
Summary Compensation Table

								Long Term
								Compensation(3)
		Annual Compensation						Awards

						Other		Shares
	Fiscal					Annual		Underlying	All Other
Name and Principal Position	Year(1)	Salary		Bonus		Compensation(2)		Options	Compensation

Charles E. Moran	2005	$250,000		$42,969					$9,610	(5)
President and Chief	2004	237,500		299,333		—		—	9,610	(5)
Executive Officer	2003	93,750	(4)	—		—		—	4,327	(5)
Gregory M. Priest	2005	250,000		66,250		$60,000	(6)		8,379	(7)
Chairman of the Board and	2004	250,000		233,217		60,000	(6)	—	8,379	(7)
Chief Strategy Officer	2003	270,833		250,000	(8)	137,917	(9)	2,137,500	8,379	(7)
Jerald A. Nine Jr.	2005	225,000		29,883					6,919	(5)
Chief Operating Officer	2004	212,500		213,400		—		—	4,973	(5)
	2003	84,333	(10)	—		—		—	3,846	(5)
Colm M. Darcy	2005	200,000		23,438					6,150	(5)
Executive Vice President	2004	200,000		166,000		—		—	5,092	(5)
Content Development	2003	206,667		66,250		—		530,000	92,230	(11)
Mark A. Townsend	2005	200,000		23,438					7,688	(5)
Executive Vice President	2004	180,000		166,000		—		—	7,688	(5)
Technology	2003	66,667	(12)	—		—		—	3,077	(5)
Thomas J. McDonald	2005	200,000		23,438					7,688	(5)
Executive Vice President	2004	175,000		166,000		—		—	7,368	(5)
and Chief Financial Officer	2003	62,500	(13)	—		—		—	2,884	(5)

(1)	In connection with the closing of the merger with SkillSoft Corporation on September 6, 2002, our fiscal year end changed from December 31 to January 31.

(2)	Other compensation in the form of perquisites and other personal benefits has been omitted, in accordance with the rules of the SEC, in those instances in which the aggregate amount of such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total annual salary and bonus for the executive officer in the fiscal year covered.

(3)	We did not grant any stock appreciation rights or make any long-term incentive plan payouts during any fiscal year covered. This table excludes options granted by SkillSoft Corporation prior to the merger on September 6, 2002 to each of Messrs. Moran, Nine, Townsend and McDonald, which options were assumed by us in connection with the merger and, based on the merger exchange ratio of 1 share of SkillSoft Corporation common stock for 2.3674 of our ordinary shares of the Company, are exercisable to purchase an aggregate of 1,657,179, 1,065,329, 946,959 and 946,959 ordinary shares, respectively, at an exercise price of $4.06 per share.

(4)	Mr. Moran has served as our Chief Executive Officer since the closing of our merger with SkillSoft Corporation on September 6, 2002, and, therefore, the salary reported on this table for 2002 reflects salary paid to Mr. Moran from such date through January 31, 2003.

(5)	Consists of amounts paid as accrued vacation time.

(6)	Consists of amounts paid as an accommodation allowance (see “Employment Agreements — Gregory M. Priest’s Employment Agreement”).

(7)	Consists of amounts paid as car allowances.

(8)	Consists of amounts paid as a bonus earned and approved prior to the merger with SkillSoft Corporation on September 6, 2002.

(9)	Consists of $60,000 paid to Mr. Priest as an accommodation allowance (see “Employment Agreements — Gregory M. Priest’s Employment Agreement”) and a total of $77,917 paid to Mr. Priest as a non-recoverable advance against bonuses on a monthly basis from January 1, 2002 through September 30, 2002.

(10)	Mr. Nine served as the Company’s Executive Vice President, Global Sales and Marketing and General Manager, Content Solutions Division, from the closing of our merger with SkillSoft Corporation on September 6, 2002 until being appointed Chief Operating Officer in February 2004, and, therefore, the salary reported on this table for 2002 reflects salary paid to Mr. Nine from such date through January 31, 2003.

(11)	Consists of $69,153 paid to Mr. Darcy in connection with his relocation to Nashua, New Hampshire and $23,077 paid to Mr. Darcy as accrued vacation time.

(12)	Mr. Townsend has served as our Executive Vice President, Technology, since the closing of our merger with SkillSoft Corporation on September 6, 2002, and, therefore, the salary reported on this table reflects salary paid to Mr. Townsend from such date through January 31, 2003.

(13)	Mr. McDonald has served as our Executive Vice President and Chief Financial Officer since the closing of our merger with SkillSoft Corporation on September 6, 2002, and, therefore, the salary reported on this table reflects salary paid to Mr. McDonald from such date through January 31, 2003.
      Share Option Grants Table. We granted no share options or stock appreciation rights during the fiscal year ended January 31, 2005 to the Named Executive Officers.
      Fiscal Year-End Option Value Table. The following table provides information with respect to share options exercised by the Named Executive Officers during the fiscal year ended January 31, 2005, and the number and value of unexercised share options held by each of the Named Executive Officers as of January 31, 2005.

			Number of Ordinary Shares		Value of Unexercised
	Number of		Underlying Unexercised		In-the-Money Options at
	Shares		Options at January 31, 2005		January 31, 2005(2)
	Acquired on	Value
Name	Exercise	Realized(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Charles E. Moran	649,017	$4,488,388	930,319	774,338	$324,932	$629,728
Gregory M. Priest	250,000	2,419,070	2,055,721	610,938	740,135	1,050,813
Colm M. Darcy	131,979	743,808	179,658	181,876	101,790	241,792
Jerald A. Nine Jr.	328,476	1,999,244	535,045	480,877	346,916	404,824
Mark A. Townsend	212,808	1,065,594	556,596	414,294	496,453	359,844
Thomas J. McDonald	0	0	769,404	414,294	549,236	359,844

(1)	The value realized upon exercise is the excess of the fair market value (determined on the basis of the closing price per share of our ADSs on the NASDAQ National Market) of the underlying ordinary shares on the date of exercise over the exercise price of the option multiplied by the number of ordinary shares acquired upon exercise.

(2)	The value of the in-the-money options is the excess of the fair market value (determined on the basis of the closing price per share of our ADSs on the NASDAQ National Market) of the underlying ordinary shares on January 31, 2005 ($5.02 per share) over the exercise price of the option multiplied by the number of ordinary shares underlying the option.
Employment Agreements
      Charles E. Moran’s Employment Agreement. In connection with our merger with SkillSoft Corporation, we entered into an employment agreement, effective on September 6, 2002, the date of completion of the merger, with Charles E. Moran, to employ Mr. Moran as our President and Chief Executive Officer. Mr. Moran’s employment agreement provides for a cash compensation plan that reflects the level established by the SkillSoft Corporation board of directors for the then current fiscal year. Specifically, Mr. Moran’s employment agreement provides that he will be paid a base salary of $225,000 per year to be reviewed for increases at least annually by our Board of Directors. In addition, Mr. Moran will be entitled to receive an annual performance bonus based on performance metrics established by the Board of Directors. Mr. Moran’s employment is at-will, but if Mr. Moran’s employment is terminated without cause or if he resigns with good reason, each as defined in his employment agreement, he will be entitled to receive a payment equal to the sum of his base salary and target bonus for a period of one year after the date of termination. In addition, if Mr. Moran is terminated without cause or if he resigns with good reason, he may elect to continue vesting of the options granted to him for a period of one year after the date of termination, if he agrees to be bound by the nonsolicitation and noncompete provisions contained in his employment agreement. The employment agreement also includes a covenant not to solicit employees and a covenant not to compete for a period extending until one year after the termination of his employment, if Mr. Moran’s termination is voluntary (other than for good reason) or we terminate him for cause.
      Thomas J. McDonald’s Employment Agreement. SkillSoft Corporation is a party to an employment agreement with Thomas J. McDonald, dated February 2, 1998. Under the terms of the employment agreement, Mr. McDonald is entitled to receive a base salary of $135,000, which may be increased in accordance with SkillSoft Corporation’s regular salary review practices. Mr. McDonald is also entitled to participate in any bonus plans that SkillSoft Corporation may establish for its senior executives. Either SkillSoft Corporation or Mr. McDonald may terminate the employment agreement at will for any reason upon three months’ prior notice in the case of termination by SkillSoft Corporation, or upon two months’ prior notice in the case of termination by Mr. McDonald. In addition, in the event of such a termination, Mr. McDonald’s stock options will continue to vest and be exercisable if he performs consulting services for SkillSoft Corporation of up to ten hours per week during the six months following termination.
      Gregory M. Priest’s Employment Agreement. In connection with our merger with SkillSoft Corporation, we entered into an employment agreement, effective on September 6, 2002, the date of completion of the merger, with Gregory M. Priest, to employ Mr. Priest as Chairman of the Board of Directors and our Chief Strategy Officer. Mr. Priest’s employment agreement provides for a cash compensation plan that reflects the level established by the Board of Directors for 2002 (which plan was not increased from Mr. Priest’s cash compensation plan for the fiscal year ended December 31, 2001). Specifically, Mr. Priest’s employment agreement provides that he will be paid a base salary of $250,000 per year to be reviewed for increases at least annually by the Board of Directors. In addition, Mr. Priest will be entitled to a $60,000 per year accommodation allowance and an auto allowance in the amount of $8,379. He will also be entitled to receive an annual performance bonus of $265,000 upon the attainment of agreed upon performance objectives to be reviewed for increases at least annually by the Board of Directors. Mr. Priest’s employment is at-will, but if his employment is terminated without cause or if he resigns with good reason, each as defined in his employment agreement, he will be entitled to receive a payment equal to the sum of his base salary and target bonus for a period which is the greater of (i) one year after the date of termination, and (ii) the period between the date of termination and September 6, 2005, the third anniversary of the completion of the merger. In addition, if Mr. Priest is terminated without cause or if he resigns with good reason, he may elect to continue vesting of the options granted to him for a period which is the greater of (i) one year after the date of termination, and (ii) the period between the date of termination and September 6, 2005, if he agrees to be bound by the nonsolicitation and noncompete provisions contained in his employment agreement. The employment agreement also includes a covenant not to solicit employees and a covenant not to compete for a period extending until the later of one year after the termination of his employment and September 6, 2005, if Mr. Priest’s termination is voluntary (other than for good reason) or we terminate him for cause.
      Colm M. Darcy’s Employment Agreement. In connection with our merger with SkillSoft Corporation, we entered into an employment agreement, effective on September 6, 2002, the date of completion of the merger, with Colm M. Darcy, to employ Mr. Darcy as our Executive Vice President, Content Development. Mr. Darcy’s employment agreement provides that he will be paid a base salary of $200,000 per year to be reviewed for increases at least annually by the Board of Directors. Pursuant to the employment agreement, on September 6, 2002, we granted Mr. Darcy an option to purchase an aggregate of 50,000 shares at an exercise price of $4.25 per share. The option grant vested as to 25% of the shares on September 6, 2003 and vests thereafter in 48 equal monthly installments on each monthly anniversary of the date of the grant. Mr. Darcy will also be reimbursed for certain supplemental travel expenses for him and his wife. In addition, Mr. Darcy will be entitled to receive relocation expense reimbursement in the event Mr. Darcy either relocates to Ireland at our request or returns there within three months after his employment is terminated without cause or if he resigns with good reason, each as defined in his employment agreement. Mr. Darcy’s employment is at-will, but if his employment is terminated without cause or if he resigns with good reason, he will be entitled to receive a payment equal to the sum of $75,000 plus his base salary for a period of six months after the date of termination. In addition, if Mr. Darcy is terminated without cause or if he resigns with good reason, he may elect to continue vesting of the options granted to him for a period of six months after the date of termination, if he agrees to be bound by the nonsolicitation and noncompete provisions contained in his employment agreement. The employment agreement also includes a covenant not to solicit employees and a covenant not to compete for a period extending until the later of six months after the termination of his employment and September 6, 2006, if Mr. Darcy’s termination is voluntary (other than for good reason) or we terminate him for cause.
      Jerald A. Nine’s Employment Agreement. In connection with our merger with SkillSoft Corporation, we entered into an employment agreement, effective on September 6, 2002, the date of completion of the merger, with Jerald A. Nine, to employ Mr. Nine as our Executive Vice-President, Content Solutions and General Manager Books Division. Mr. Nine’s employment agreement provides for a cash compensation plan that reflects the level established by the SkillSoft Corporation Board of Directors for the then current fiscal year. Mr. Nine’s employment agreement provides that he will be paid a base salary of $200,000 per year to be reviewed for increases at least annually by the Board of Directors. In addition, Mr. Nine will be entitled to receive an annual performance bonus based on performance metrics established by the Board of Directors. Mr. Nine’s employment is at-will, but if Mr. Nine’s employment is terminated without cause or if he resigns with good reason, as defined in his employment agreement, he will be entitled to receive a payment equal to the sum of his base salary plus the then maximum performance bonus for a period of one year. In addition, if Mr. Nine is terminated without cause or if he resigns with good reason, he may elect to continue vesting of the options granted to him for a period of one year. The employment agreement also includes a covenant not to solicit employees and a covenant not to compete for a period extending until one year after the termination of his employment if Mr. Nine’s termination is voluntary (other than for good reason) or we terminate him for cause.
      Mark A. Townsend’s Employment Agreement. SkillSoft Corporation is a party to an employment agreement with Mark A. Townsend, dated January 12, 1998. Under the terms of the employment agreement, Mr. Townsend is entitled to receive a base salary of $145,000, which may be increased in accordance with SkillSoft Corporation’s regular salary review practices. Mr. Townsend is also entitled to participate in any bonus plans that SkillSoft Corporation may establish for its senior executives. Either SkillSoft Corporation or Mr. Townsend may terminate the employment agreement at will for any reason upon three months’ prior notice in the case of termination by SkillSoft Corporation, or upon two months’ prior notice in the case of termination by Mr. Townsend. In addition, in the event of such a termination, Mr. Townsend’s stock options will continue to vest and be exercisable if he performs consulting services for SkillSoft Corporation of up to ten hours per week during the six months following termination.
Compensation Committee Interlocks and Insider Participation
      During the fiscal year ended January 31, 2005, the members of the Compensation Committee of the Board of Directors were Messrs. Krzywicki, Edelstein, and Gross (Chair). No executive officer has served as a director or member of the compensation committee of any other entity whose executive officers served as a director or member of the Company’s Compensation Committee.

Directors’ Compensation
      No director receives any cash compensation for his services as a member of the Board of Directors or any committee of the Board of Directors, although each director is reimbursed for his expenses in attending Board of Directors and related committee meetings. As described in the following paragraph, non-employee directors may receive stock compensation for their services as a member of the Board of Directors.
      On initial election to the Board of Directors, each new non-employee director receives an option to purchase 25,000 ordinary shares under our 2001 Outside Director Option Plan (the “Director Plan”). Each non-employee director who has been a director for at least six months receives an option to purchase 10,000 ordinary shares on January 1st of each year. All options granted under the Director Plan have a term of ten years and an exercise price equal to fair market value of the ordinary shares on the date of grant. Each option becomes exercisable as to 25% of the shares subject to the option on each anniversary of the date of grant, provided the non-employee director remains a director on such dates. Upon exercise of an option, the non-employee director may elect to receive his ordinary shares in the form of ADSs. After termination as a non-employee director, an optionee may exercise an option during the period set forth in his option agreement. If termination is due to death or disability, the option will remain exercisable for 12 months. In all other cases, the option will remain exercisable for a period of three months. However, an option may never be exercised later than the expiration of its ten-year term. A non-employee director may not transfer options granted under the Director Plan other than by will or the laws of descent and distribution. Only the non-employee director may exercise the option during his lifetime. In the event of our merger with or into another corporation or a sale of substantially all of our assets, the successor corporation may assume, or substitute a new option in place of, each option. If such assumption or substitution occurs, the options will continue to be exercisable according to the same terms as before the merger or sale of assets. Following such assumption or substitution, if a non-employee director is terminated other than by voluntary resignation, the option will become fully exercisable and generally will remain exercisable for a period of three months. If the outstanding options are not assumed or substituted for, the Board of Directors will notify each non-employee director that he has the right to exercise the option as to all shares subject to the option for a period of 30 days following the date of the notice. The option will terminate upon the expiration of the 30-day period. Unless terminated sooner, the Director Plan will automatically terminate in 2011. The Board of Directors has the authority to amend, alter, suspend, or discontinue the Director Plan, but no such action may adversely affect any grant previously made under the Director Plan.
      On January 1, 2005, Messrs. Meagher, Edelstein, Gross, Krzywicki and Dr. von Prondzynski were each granted an option to purchase 10,000 ordinary shares at an exercise price of $5.65 per share. Each option granted to a non-employee director was in accordance with the terms of the Director Plan described above.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The following table sets forth certain information as of March 31, 2005 with respect to the beneficial ownership of our ADSs by: each person known to us to own beneficially more than 5% of our outstanding securities each director; each of the Named Executive Officers; and our current directors and executive officers as a group.
      The number of ADSs beneficially owned by each 5% shareholder, director or executive officer is determined under rules of the SEC. Under such rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any ADSs representing the ordinary shares which the individual has the right to acquire on or before May 30, 2005 through the exercise of share options, and any reference in the footnotes to this table to shares subject to share options refers only to share options that are so exercisable. For purposes of computing the percentage of outstanding ADSs held by each person or entity, any shares which that person or entity has the right to acquire on or before May 30, 2005, are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, each person or entity has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

      As of March 31, 2005, we had approximately 106,230,076 ordinary shares outstanding. Our shareholders may elect to hold their respective shares of our outstanding securities in the form of ordinary shares or ADSs. In addition, holders of options to purchase our ordinary shares may, upon exercise of their options, elect to receive such ordinary shares in the form of ADSs. The 5% shareholders, directors and executive officers identified in the following table hold their respective shares of our outstanding securities in the form of ADSs.

		Amount and Nature of
		Beneficial Ownership

Name and Address Owner of Beneficial	ADSs	Percentage Owned

5% Shareholders
Columbia Wanger Asset Management, L.P.(1)	21,799,500	20.5%
Warburg, Pincus Ventures, L.P.(2)	13,279,987	12.5%
Transamerica Investment Management, LLC(3)	10,481,969	9.9%%
WestField Capital Management(4)	8,698,902	8.2%
Cramer Rosenthal McGlynn, LLC(5)	5,230,550	4.9%
Directors
Charles E. Moran(6)	2,417,265	2.3%
Gregory M. Priest(7)	2,210,630	2.0%
James S. Krzywicki(8)	143,000	*
Ferdinand von Prondzynski(9)	26,260	*
P. Howard Edelstein(10)	15,000	*
Stewart K.P. Gross(11)	15,000	*
William F. Meagher, Jr(12)	7,250	*
Named Executive Officers
Mark A. Townsend(13)	1,163,187	1.1%
Jerald A. Nine(14)	1,035,979	1.0%
Thomas J. McDonald(15)	939,317	*
Colm M. Darcy(16)	221,116	*
All current directors and executive officers As a group (11 persons)	8,194,000	7.3%

*	Less than 1%

(1)	On February 7, 2005, Columbia Wanger Asset Management, L.P. (“WAM”), WAM Acquisition GP, Inc. (“WAM GP”) and Columbia Acorn Trust (“Acorn”) filed Amendment No. 4 to Schedule 13G with the SEC reporting beneficial ownership and shared voting and dispositive power with respect to 21,799,500 ADSs for WAM and WAM GP and 18,125,900 ADSs for Acorn, consisting of shares beneficially owned by WAM, WAM GP and Acorn; the following information is reported in reliance on such filing. WAM is an Investment Adviser registered under section 203 of the Investment Advisors Act of 1940 and reports ADSs acquired on behalf of discretionary clients. Acorn is a discretionary client of WAM. WAM GP is the general partner of WAM. WAM, WAM GP and Acorn file jointly pursuant to a Joint Filing Agreement dated February 7, 2005 among WAM, WAM GP and Acorn. The address of WAM, WAM GP and Acorn is 227 West Monroe Street, Suite 3000, Chicago, Illinois 60606.

(2)	On September 16, 2002, Warburg Pincus Ventures, L.P. (“WPV”), Warburg Pincus & Co. (“WP”) and Warburg Pincus LLC (“WP LLC”) filed a Schedule 13D with the SEC reporting beneficial ownership and shared voting and dispositive power with respect to 13,279,987 ADSs, consisting of shares beneficially owned by WPV, WP and WP LLC; the following information is reported in reliance on such filing. WP is the sole general partner of WPV. WPV is managed by WP LLC. The address for WPV is 466 Lexington Avenue, 10th Floor, New York, New York 10017.

(3)	On July 8, 1004, Transamerica Investment Management, LLC (“TIM”) filed Amendment No. 3 to Schedule 13G with the SEC reporting beneficial ownership and shared voting and dispositive power with respect to 10,481,969 ADSs; the following information is reported in reliance on such filing. The

Amendment No. 2 to Schedule 13G filed with the SEC was filed erroneously with respect to SkillSoft Corporation rather than SkillSoft PLC. TIM is deemed to be the beneficial owner pursuant to separate arrangements whereby TIM acts as investment adviser to certain individuals and entities. The address of TIM is 1150 S. Olive Street, Los Angeles, California 90015.

(4)	On February 11, 2005, Westfield Capital Management, Co., LLC (“Westfield”) filed Amendment No. 1 to Schedule 13G with the SEC reporting beneficial ownership with respect to 8,698,902 ADSs, consisting of 7,652,502 ADSs for which Westfield has sole voting power and 8,698,902 ADSs for which Cramer has sole dispositive power. The Amendment No. 1 to Schedule 13G filing with the SEC was filed erroneously with respect to SkillSoft Corporation rather than SkillSoft PLC. Westfield is an Investment Adviser registered in accordance with (S)240.13d-1(b) (1) (ii) (E). The address of Westfield is One Financial Center, Boston, Massachusetts 02111.

(5)	On February 11, 2005, Cramer Rosenthal McGlynn, LLC (“Cramer”) filed Amendment No. 2 to Schedule 13G with the SEC reporting beneficial ownership with respect to 5,230,550 ADSs, consisting of 2,326,050 ADSs for which Cramer has sole voting power, 2,506,350 ADSs for which Cramer has sole dispositive power, 2,654,500 ADSs for which Cramer has shared voting power and 2,724,200 ADSs for which Cramer has shared dispositive power; the following information is reported in reliance on such filing. The Amendment No. 1 to Schedule 13G filing with the SEC was filed erroneously with respect to SkillSoft Corporation rather than SkillSoft PLC. Cramer is an Investment Adviser registered under section 203 of the Investment Advisors Act of 1940. The address of Cramer is 520 Madison Avenue, New York, New York 10022.

(6)	Consists of 1,127,602 ADSs issuable upon exercise of share options held by Mr. Moran, 11 ADSs held by Mr. Moran’s wife, 2,367 ADSs held in a family trust of which Mr. Moran is a trustee, and 1,287,285 ADSs beneficially owned by Mr. Moran’s wife, as trustee of various trusts for the benefit of Mr. Moran’s children. Mr. Moran disclaims beneficial ownership of the shares held in trust.

(7)	Includes 2,199,471 ADSs issuable upon exercise of share options held by Mr. Priest.

(8)	Includes 140,000 ADSs issuable upon exercise of share options held by Mr. Krzywicki.

(9)	Includes 26,250 ADSs issuable upon exercise of share options held by Dr. von Prondzynski.

(10)	Represents 15,000 ADSs issuable upon exercise of share options held by Mr. Edelstein.

(11)	Consists of 15,000 ADSs issuable upon exercise of share options held by Mr. Gross. Mr. Gross, a director, is the former managing director and member of WP LLC and a former general partner of WP. Mr. Gross has a pecuniary interest in certain shares held by WP, and disclaims beneficial ownership of the WP shares. See Note 2 of this table. Mr. Gross’s address is c/o Lightyear Capital LLC, 375 Park Avenue, 11th Floor, New York, New York 10152.

(12)	Includes 6,250 ADSs issuable upon exercise of share options held by Mr. Meagher.

(13)	Includes 655,236 ADSs issuable upon exercise of share options held by Mr. Townsend and 59,185 ADSs beneficially owned by Mr. Townsend’s wife as trustee of the MCM Trust. Mr. Townsend disclaims beneficial ownership of the shares held in trust

(14)	Includes 653,414 ADSs issuable upon exercise of share options held by Mr. Nine and 332,244 ADSs held by Mr. Nine’s wife as trustee of the Kimberly M. Nine Revocable Trust. Mr. Nine disclaims beneficial ownership of the shares held in trust.

(15)	Includes 868,044 ADSs issuable upon exercise of share options held by Mr. McDonald, 1,953 ADSs beneficially owned by Mr. McDonald’s wife, as trustee for the benefit of Mr. McDonald’s family and 3,906 owned by Mr. McDonald’s daughters. Mr. McDonald disclaims beneficial ownership of the shares held in trust and by his daughters.

(16)	Represents 221,116 ADSs issuable upon exercise of share options held by Mr. Darcy.

Equity Compensation Plan Information
      The following table provides information about the ordinary shares authorized for issuance under our equity compensation plans as of January 31, 2005.

	(a)		(b)		(c)
					Number of Shares Remaining
					Available for Future
	Number of Shares to be				Issuance Under Equity
	Issued Upon Exercise of		Weighted-Average Exercise		Compensation Plans
	Outstanding Options,		Price of Outstanding Options,		(Excluding Securities
Plan Category(1)	Warrants and Rights		Warrants and Rights		Reflected in Column(a))

Equity compensation plans Approved by security holders	5,807,310	(2)	$8.61	(2)	98,750
Equity compensation plans Not approved by security holders	4,786,918	(3)	$12.54		6,442,034	(4)
Total	10,594,228		$10.39		6,540,784

(1)	This table excludes an aggregate of 8,382,274 ordinary shares issuable upon exercise of options that we assumed in connection with its merger with SkillSoft Corporation. The weighted average exercise price of the excluded options is $12.63 per share. We assumed the SkillSoft Corporation 1998 Stock Incentive Plan, 1999 Non-Employee Director Stock Option Plan, 2001 Stock Incentive Plan and Books24x7.com, Inc. 1994 Stock Option Plan only insofar as they related to options outstanding under the plans at the time of the merger, and we may not grant any future options under any of the plans.

(2)	Excludes ordinary shares issuable under our 1995 Employee Stock Purchase Plan in connection with the current offering period; such ordinary shares are included in column (c).

(3)	Consists of 4,781,869 ordinary shares subject to outstanding options under our 1996 Supplemental Stock Plan (the “1996 Plan”), 4,961 ordinary shares subject to outstanding options under the ForeFront Group, Inc. Amended and Restated 1996 Stock Option Plan (the “ForeFront 1996 Plan”), 88 ordinary shares subject to outstanding options under the Knowledge Well Group Limited 1998 Share Option Plan (the “Knowledge Well Group 1998 Plan”) and 0 ordinary shares subject to outstanding options under the Knowledge Well Limited 1998 Share Option Plan (the “Knowledge Well 1998 Plan”).

(4)	Consists of 5,245,437 ordinary shares available for issuance under the 1996 Plan, 2 ordinary shares available for issuance under the ForeFront Group, Inc. 1996 Non-employee Director’s Stock Option Plan (the “ForeFront 1996 Director Plan”), 337,862 ordinary shares available for issuance under the ForeFront 1996 Plan, 624,464 ordinary shares available for issuance under the Knowledge Well Group 1998 Plan and 234,269 ordinary shares available for issuance under the Knowledge Well 1998 Plan. A description of the material terms of the 1996 Plan, the ForeFront 1996 Director Plan, the ForeFront 1996 Plan, the Knowledge Well 1998 Plan and the Knowledge Well Group 1998 Plan is included in Note 9 to the consolidated financial statements included in this Annual Report on Form 10-K and incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      None.

Item 14.	Principal Accountant Fees and Services
Auditors’ Fees
      The following table summarizes the fees of Ernst & Young, our registered public accounting firm, billed to us for each of the last two fiscal years.

	Fiscal Year Ended	Fiscal Year Ended
	January 31,	January 31,
Fee Category	2005	2004

Audit Fees(1)	$1,775,600	$5,458,600
Audit-Related Fees(2)	27,000	44,000
Tax Fees(3)	782,500	1,161,500
All Other Fees(4)	0	3,500

Total Fees	$2,585,100	$6,667,600

(1)	Audit fees consist of fees for the audit of our financial statements, the audit of our internal control over financial reporting as set forth in Section 404 of the Sarbanes-Oxley Act, the review of the interim financial statements in our quarterly reports on Form 10-Q, the audit of the restatement of the historical SmartForce financial statements and other professional services provided or accrued for in connection with statutory and regulatory filings or engagements for the fiscal years ended January 31, 2005 and January 31, 2004.

(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees.” These services relate to accounting consultations and employee benefit plan audits.

(3)	Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to preparation of original and amended tax returns and claims for refunds, accounted for $292,500 of the total tax fees billed in the fiscal year ended January 31, 2005 and $578,000 of the total tax fees billed in the fiscal year ended January 31, 2004. Tax advice and tax planning services relate to a transfer pricing analysis, tax advice, assistance with tax audits and appeals, tax advice related to mergers and acquisitions, employee benefit plans and requests for rulings or technical advice for taxing authorities.

(4)	All other fees for the fiscal year ended January 31, 2004 consist of corporate secretarial services.
Pre-approval Policies and Procedures
      The Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our registered public accounting firm. This policy generally provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.
      From time to time, the Audit Committee may pre-approve specified types of services that are expected to be provided to us by our registered public accounting firm during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.
      The Audit Committee has also delegated to the Chair of the Audit Committee the authority to approve any audit or non-audit services to be provided to us by our registered public accounting firm. Any approval of services by a member of the Audit Committee pursuant to this delegated authority is reported on at the next meeting of the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) Documents Filed as a Part of this Report:

1.	Financial Statements. The following documents are filed as Appendix B hereto and are included as part of this Annual Report on Form 10K:
                Financial Statements:
                Report of Independent Auditors
                Report of Independent Public Accountants
                Consolidated Balance Sheets
                Consolidated Statements of Operations
                Consolidated Statements of Stockholders’ Equity and Comprehensive Loss
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

Charles E. Moran
President and Chief Executive Officer
Date: April 15, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of SkillSoft and in the capacities and on the date set forth below.

Signature	Title	Date

/s/ Charles E. Moran Charles E. Moran	President and Chief Executive Officer and Director (Principal Executive Officer)	April 15, 2005

/s/ Thomas J. McDonald Thomas J. McDonald	Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2005

/s/ Gregory M. Priest Gregory M. Priest	Director	April 15, 2005

/s/ P. Howard Edelstein P. Howard Edelstein	Director	April 15, 2005

/s/ Stewart K. P. Gross Stewart K. P. Gross	Director	April 15, 2005

/s/ James S. Krzywicki James S. Krzywicki	Director	April 15, 2005

/s/ Ferdinand von Prondzynski Ferdinand von Prondzynski	Director	April 15, 2005

/s/ William F. Meagher, Jr. William F. Meagher, Jr.	Director	April 15, 2005

APPENDIX A
SELECTED FINANCIAL DATA
      The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. The consolidated statements of operations data for the fiscal years ended January 31, 2003, 2004, and 2005 and the consolidated balance sheet data as of January 31, 2003, 2004 and 2005 are derived from our consolidated financial statements, audited by Ernst & Young LLP, independent public accountants. The consolidated statement of operations data for the years ended January 31, 2001 and 2002 and the consolidated balance sheet data as of January 31, 2001 and 2002 are derived from our consolidated financial statements, audited by Arthur Andersen LLP, independent public accountants, not included in this Form 10-K.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	January 31,	January 31,	January 31,	January 31,	January 31,
	2001	2002	2003(1)	2004	2005

	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$19,297	$44,271	$101,470	$193,475	$212,300
Cost of revenue	1,506	2,552	11,548	18,397	21,724

Gross profit	17,791	41,719	89,922	175,078	190,576
Operating expenses:
Research and development	14,047	17,698	29,104	53,627	45,575
Selling and marketing	20,946	27,602	52,691	87,532	93,486
General and administrative	5,776	7,199	17,914	27,883	25,162
Litigation settlement	—	—	—	93,750	—
Amortization of stock-based compensation	814	793	1,634	1,986	1,191
Amortization of intangible assets	—	27	4,683	10,072	9,575
Impairment charge	—	—	250,107	—	19,268
Restructuring	—	—	14,179	1,857	13,361
Restatement:
SEC Investigation	—	—	—	1,898	2,182
Other professional fees	—	—	5,107	14,473	320

Total operating expenses	41,583	53,319	375,419	293,078	210,120

Operating loss	(23,792)	(11,600)	(285,497)	(118,000)	(19,544)
Other income (expense), net	6	150	(282)	786	(692)
Gain on sale of investments, net	—	—	—	3,682	—
Interest income, net	1,826	1,810	2,165	787	754

Loss before provision for income taxes	(21,960)	(9,640)	(283,614)	(112,745)	(19,482)
Provision for income taxes	—	—	(383)	(529)	631

Net loss	(21,960)	(9,640)	(283,997)	(113,274)	(20,113)
Preferred stock dividend	—	—	—	—	—

Net loss attributable to common shareholders	$(21,960)	$(9,640)	$(283,997)	$(113,274)	$(20,113)

A-1

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	January 31,	January 31,	January 31,	January 31,	January 31,
	2001	2002	2003(1)	2004	2005

	(In thousands, except per share data)
Net loss per share(2):
Basic and diluted loss per share	$(0.73)	$(0.27)	$(4.40)	$(1.13)	$(0.19)

Basic and diluted weighted average shares outstanding	29,990	35,324	64,472	100,115	105,134

	As of	As of	As of	As of	As of
	January 31,	January 31,	January 31,	January 31,	January 31,
	2001	2002	2003	2004	2005

	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$23,907	$68,946	$125,031	$61,340	$54,927
Working capital (deficit)	18,130	48,650	31,822	(49,115)	(46,754)
Long-term investments & other assets	28	13,814	1,132	390	9,003
Total assets	38,624	153,458	378,137	342,378	303,497
Stockholders’ equity (deficit)	19,668	113,750	191,087	85,758	84,919

(1)	The statement of operations data for the year ended January 31, 2003 includes the operating results of SkillSoft PLC for the post-September 6, 2002 period and a full year of operating results for Books24x7.com, Inc.

(2)	See Note 2(e) of the Notes to the Consolidated Financial Statements for the determination of shares used in computing basic and diluted net loss per common share.

A-2

APPENDIX B
FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholders of SkillSoft PLC:
      We have audited the accompanying consolidated balance sheets of SkillSoft PLC as of January 31, 2004 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended January 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SkillSoft PLC at January 31, 2004 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2005, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SkillSoft PLC’s internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 14, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP
Boston, Massachusetts
April 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of SkillSoft PLC

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that SkillSoft PLC maintained effective internal control over financial reporting as of January 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SkillSoft PLC’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that SkillSoft PLC maintained effective internal control over financial reporting as of January 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, SkillSoft PLC maintained, in all material respects, effective internal control over financial reporting as of January 31, 2005, based on the COSO criteria.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of SkillSoft PLC as of January 31, 2004 and 2005 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the three years in the period ended January 31, 2005 of SkillSoft PLC and our report dated April 14, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
April 14, 2005

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 31,

	2004	2005

	(In thousands
	except share data
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$41,929	$34,906
Short-term investments	18,474	20,021
Accounts receivable, less reserves of approximately $1,071 and $1,383 as of January 31, 2004 and 2005, respectively	72,775	87,030
Prepaid expenses and other current assets	24,759	22,659
Restricted cash	25,981	994

Total current assets	183,918	165,610
Property and equipment, at cost:
Computer equipment	17,913	23,900
Furniture and fixtures	2,541	2,142
Leasehold improvements	891	1,559

	21,345	27,601
Less — accumulated depreciation and amortization	14,898	18,464

	6,447	9,137
Intangible assets:
Acquired intangible assets, net	25,745	16,171
Goodwill	125,878	103,576

	151,623	119,747
Long-term investments	266	8,943
Other assets	124	60

Total assets	$342,378	$303,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,588	$5,361
Accrued expenses	92,117	66,995
Deferred revenue	134,328	140,008

Total current liabilities	233,033	212,364
Long term liabilities	23,587	6,214
Stockholders’ equity:
Ordinary Shares, €0.11 par value —
Authorized — 250,000,000 shares authorized at January 31, 2004 and 2005; 101,857,714 and 106,207,818 issued and outstanding at January 31, 2004 and January 31, 2005, respectively	11,031	11,617
Additional paid-in capital	538,493	559,052
Treasury stock, at cost, 443,757 ordinary shares at January 31, 2005	—	(2,523)
Accumulated deficit	(460,916)	(481,029)
Deferred compensation	(2,404)	(1,358)
Accumulated other comprehensive income (loss)	(446)	(840)

Total stockholders’ equity	85,758	84,919

Total liabilities and stockholders’ equity	$342,378	$303,497

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended January 31,

	2003	2004	2005

	(In thousands, except per share data)
Revenue	$101,470	$193,475	$212,300
Cost of revenue(1)	11,548	18,397	21,724

Gross profit	89,922	175,078	190,576
Operating expenses:
Research and development(1)	29,104	53,627	45,575
Selling and marketing(1)	52,691	87,532	93,486
General and administrative(1)	17,914	27,883	25,162
Litigation settlement	—	93,750	—
Amortization of stock-based compensation(1)	1,634	1,986	1,191
Amortization of intangible assets	4,683	10,072	9,575
Impairment charge	250,107	—	19,268
Restructuring	14,179	1,857	13,361
Restatement:
SEC investigation	—	1,898	2,182
Other professional fees	5,107	14,473	320

Total operating expenses	375,419	293,078	210,120

Operating loss	(285,497)	(118,000)	(19,544)
Other (expense)/ income, net	(282)	786	(692)
Gain on sale of investments, net	—	3,682	—
Interest income, net	2,165	787	754

Loss before provision for income taxes	(283,614)	(112,745)	(19,482)
Provision for income taxes	383	529	631

Net loss	$(283,997)	$(113,274)	$(20,113)

Net loss per share:
Basic and diluted loss per share	$(4.40)	$(1.13)	$(0.19)

Basic and diluted weighted average common shares outstanding	64,472	100,115	105,134

(1)	The following summarizes the departmental allocation of the amortization of stock-based compensation (in thousands):

	2003	2004	2005

Cost of revenue	$4	$4	$—
Research and development	704	772	266
Selling and marketing	416	446	879
General and administrative	510	764	46

	$1,634	$1,986	$1,191

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(In thousands except share and per share data)

			Class A
			Common Stock		Common Stock
	Convertible
	Preferred Stock										Notes	Accumulated
				$.001		€0.11	Additional				Receivable	Other	Total	Total
	Number of	Carrying	Number of	Par	Number of	Par	Paid-In	Treasury	Accumulated	Deferred	from	Comprehensive	Stockholders’	Comprehensive
	Shares	Value	Shares	Value	Shares	Value	Capital	Stock	Deficit	Compensation	Stockholders	Income	Equity	Loss

BALANCE, JANUARY 31, 2002	—	$—	—	$—	40,988,314	$4,348	$175,902	—	$(63,645)	$(2,563)	$(338)	$46	$113,750
Exercise of stock options	—	—	—	—	826,316	86	333	—	—	—	—	—	419	—
Issuance of common stock and assumption of common stock options in the purchase of a business	—	—	—	—	57,392,542	6,261	350,079	—	—	—	—	—	356,340	—
Issuance common stock under employee stock purchase plan	—	—	—	—	390,974	42	1,199	—	—	—	—	—	1,241	—
Deferred compensation associated with assumed stock options in the purchase of a business	—	—	—	—	—	—	3,416	—	—	(3,416)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	1,634	—	—	1,634	—
Net unrealized loss on marketable securities reclassified from held-to-maturity to available-for-sale	—	—	—	—	—	—	—	—	—	—	—	(548)	(548)	$(548)
Repayment of note receivable	—	—	—	—	—	—	—	—	—	—	280	—	280	—
Unrealized gains/(losses) on marketable securities	—	—	—	—	—	—	—	—	—	—		2,335	2,335	2,335
Translation adjustment		—	—	—	—	—	—	—	—	—	—	(367)	(367)	(367)
Net loss	—	—	—	—	—	—	—	—	(283,997)	—	—	—	(283,997)	(283,997)

Comprehensive net loss for the year ended January 31, 2003														$(282,577)
The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(In thousands except share and per share data)

			Class A
			Common Stock		Common Stock
	Convertible
	Preferred Stock										Notes	Accumulated
				$.001		€0.11	Additional				Receivable	Other	Total	Total
	Number of	Carrying	Number of	Par	Number of	Par	Paid-In	Treasury	Accumulated	Deferred	from	Comprehensive	Stockholders’	Comprehensive
	Shares	Value	Shares	Value	Shares	Value	Capital	Stock	Deficit	Compensation	Stockholders	Income	Equity	Loss

BALANCE, JANUARY 31, 2003	—	—	—	—	99,598,146	10,737	530,929	—	(347,642)	(4,345)	(58)	1,466	191,087
Exercise of stock options	—	—	—	—	1,530,657	201	4,936	—	—	—	—	—	5,137	—
Issuance of common stock — settlement of IP Learn litigation	—	—	—	—	100,000	13	487	—	—	—	—	—	500	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	628,911	80	2,096	—	—	—	—	—	2,176	—
Deferred compensation — reversal of unearned compensation related to employee terminations	—	—	—	—	—	—	(229)	—	—	229	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	1,986	—	—	1,986	—
Deferred compensation — amended stock option grants	—	—	—	—	—	—	274	—	—	(274)	—	—	—	—
Repayment of note receivable	—	—	—	—	—	—	—	—	—	—	58	—	58	—
Unrealized gains/(losses) on marketable securities		—	—	—	—	—	—	—	—	—	—	(1,713)	(1,713)	$(1,713)
Translation adjustment		—	—	—	—	—	—	—	—	—	—	(199)	(199)	(199)
Net loss	—	—	—	—	—	—	—	—	(113,274)	—	—	—	(113,274)	(113,274)

Comprehensive net loss for the year ended January 31, 2004														$(115,186)
The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS — (Continued)
(In thousands except share and per share data)

			Class A
			Common Stock		Common Stock
	Convertible											Accumulated
	Preferred Stock										Notes	Other
				$.001		€0.11	Additional				Receivable	Comprehensive	Total	Total
	Number of	Carrying	Number of	Par	Number of	Par	Paid-In	Treasury	Accumulated	Deferred	from	Income	Stockholders’	Comprehensive
	Shares	Value	Shares	Value	Shares	Value	Capital	Stock	Deficit	Compensation	Stockholders	(Loss)	Equity	Loss

BALANCE, JANUARY 31, 2004	—	—	—	—	101,857,714	11,031	538,493	—	(460,916)	(2,404)	—	(446)	85,758
Exercise of stock options	—	—	—	—	3,816,626	514	17,436	—	—	—	—	—	17,950	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	533,478	72	2,978	—	—	—	—	—	3,050	—
Purchase of treasury stock (443,757 shares)	—	—	—	—	—	—	—	(2,523)	—	—	—	—	(2,523)	—
Amortization of deferred compensation	—	—	—	—	—	—	145	—	—	1,046	—	—	1,191	—
Unrealized gains/(losses) on marketable securities		—	—	—	—	—	—	—	—	—	—	(133)	(133)	$(133)
Translation adjustment		—	—	—	—	—	—	—	—	—	—	(261)	(261)	(261)
Net loss	—	—	—	—	—	—	—	—	(20,113)	—	—	—	(20,113)	(20,113)

Comprehensive net loss for the year ended January 31, 2005														$(20,507)
BALANCE, JANUARY 31, 2005	—	$—	—	$—	106,207,818	$11,617	$559,052	(2,523)	$(481,029)	$(1,358)	$—	$(840)	$84,919

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended January 31,

	2003	2004	2005

	(In thousands)
Cash flows from operating activities:
Net loss	$(283,997)	$(113,274)	$(20,113)
Adjustments to reconcile net loss to net cash used in operating activities —
Stock-based compensation	1,634	2,486	1,191
Depreciation and amortization	8,712	9,329	4,779
Impairment charge	250,107	—	19,268
Amortization of acquired intangible assets	4,683	10,072	9,575
Provision for bad debts	399	459	335
Provision for income tax — non-cash	—	—	326
Realized gain on sale of investments	—	(3,682)	—
Changes in current assets and liabilities, net of acquisitions
Accounts receivable	(21,064)	(5,149)	(14,062)
Prepaid expenses and other current assets	(8,506)	(6,632)	2,406
Accounts payable	2,647	(4,181)	(1,220)
Accrued expenses (includes long term)	(28,396)	45,887	(40,858)
Deferred revenue	35,028	23,522	4,743

Net cash used in operating activities	(38,753)	(41,163)	(33,630)
Cash flows from investing activities:
Purchases of property and equipment	(8,886)	(3,643)	(7,594)
Purchase of short-term investments	(88,882)	(92,614)	(43,567)
Maturity of short-term investments	40,604	137,786	42,063
Sales of short-term investments	73,776	6,119	—
Disposition of net assets	(1,087)	—	—
Purchase of long-term investments	(669)	—	(8,889)
Designation of restricted cash	—	(25,981)	24,943
Net cash (used for)/ received in a business combination	49,333	(5,187)	—
(Increase)/decrease in other assets	(2,244)	409	—

Net cash provided by investing activities	61,945	16,889	6,956
Cash flows from financing activities:
Exercise of stock options	419	5,138	17,950
Proceeds from employee stock purchase plan	1,241	2,175	3,050
Repayment of note receivable	280	58	—
Payments to acquire treasury stock	—	—	(2,523)

Net cash provided by financing activities	1,940	7,371	18,477
Effect of exchange rate changes on cash and cash equivalents	2,964	5,551	1,174

Net increase (decrease) in cash and cash equivalents	28,096	(11,352)	(7,023)
Cash and cash equivalents, beginning of year	25,185	53,281	41,929

Cash and cash equivalents, end of year	$53,281	$41,929	$34,906

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$7	$781	$200
Supplemental disclosure of cash flows related to acquisitions (see Note 3):
Fair value of assets acquired, excluding cash	$439,946	$5,438	$—
Payments in connection with the acquisition, net of cash acquired	49,333	(5,187)	—
Issuance of common stock and assumption of common stock options	(356,339)	—	—

Liabilities assumed	$132,940	$251	$—

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation
      SkillSoft PLC, formerly known as SmartForce PLC (the Company or SkillSoft), was incorporated in Ireland on August 8, 1989. The Company is a provider of web-based training resources that cover a variety of professional effectiveness, business and information technology topics. On September 6, 2002, the Company completed its merger with SkillSoft Corporation (the Merger). Due to a number of factors, including composition of the board of directors, management team, and concentrated shareholder interest, all of which had SkillSoft Corporation being in a control or majority position, the Merger was accounted for as a reverse acquisition, with SkillSoft Corporation as the accounting acquirer. Accordingly, the historical financial statements of SkillSoft Corporation are the historical financial statements of the combined company, and the assets and liabilities of the Company are accounted for as required under the purchase method of accounting. The results of operations and cash flow of the former SmartForce PLC, the acquired entity for accounting purposes, are included in the financial statements of the combined company from September 6, 2002, the date on which the Merger was consummated. In connection with the Merger, the Company changed its name to SkillSoft PLC and its fiscal year end to January 31 (the fiscal year end of SkillSoft Corporation) from December 31 (the Company’s historical fiscal year end).

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

(b) Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate.

(c) Revenue Recognition
      The Company generates revenue from the license of products and services and from providing hosting/ application service provider (ASP) services.
      The Company follows the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, “Software Revenue Recognition”, as amended by SOP 98-4 and SOP 98-9 to account for revenue derived pursuant to license agreements under which customers license the Company’s products and services. The pricing for the Company’s courses varies based upon the number of course titles or the courseware bundle licensed by a customer, the number of users within the customer’s organization and the length of the license agreement (generally one, two or three years). License agreements

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
permit customers to exchange course titles, generally on the contract anniversary date. Additional product features, such as hosting and online mentoring services, are separately licensed for an additional fee.
      The pricing for the Company’s SkillChoice multi-modal learning (SMML) licenses varies based on the choice of SMML, content offering selected by the customer, the number of users within the customer’s organization and the length of the license agreement. A SMML license provides customers access to a full range of learning products including courseware, Referenceware, simulations, mentoring and prescriptive assessment.
      A Referenceware license gives users access to the full library within one or more collections (examples of which are: ITPro, BusinessPro, FinancePro and OfficeEssentials) from Books24x7.com, Inc. (Books). The pricing for the Company’s Referenceware licenses varies based on the collections specified by a customer, the number of users within the customer’s organization and the length of the license agreement.
      The Company offers discounts from its ordinary pricing, and purchasers of licenses for larger numbers of courses, for larger user bases or for longer periods generally receive discounts. Generally, customers may amend their license agreements, for an additional fee, to gain access to additional courses or product lines and/or to increase the size of the user base. The Company also derives revenue from hosting fees for clients that use its solutions on an ASP basis, online mentoring services and professional services. In selected circumstances, the Company derives revenue on a pay-for-use basis under which some customers are charged based on the number of courses accessed by users. Revenue derived from pay-for-use contracts has been minimal to date.
      The Company recognizes revenue ratably over the license period if the number of courses that a customer has access to is not clearly defined, available, or selected at the inception of the contract, or if the contract has additional undelivered elements for which the Company does not have vendor specific objective evidence (VSOE) of the fair value of the various elements. This may occur if the customer does not specify all licensed courses at the outset, the customer chooses to wait for future licensed courses on a when and if available basis, the customer is given exchange privileges that are exercisable other than on the contract anniversaries, or the customer licenses all courses currently available and to be developed during the term of the arrangement. Nearly all of the Company’s contractual arrangements result in the recognition of revenue ratably over the license period.
      The Company also derives revenue from extranet hosting/ ASP services and online mentoring services. The Company recognizes revenue related to extranet hosting/ ASP services and online mentoring services on a straight-line basis over the period the services are provided.
      The Company generally bills the annual license fee for the first year of a multi-year agreement in advance and license fees for subsequent years of multi-year license arrangements are billed on the anniversary date of the agreement. Occasionally, the Company bills customers on a quarterly basis. In some circumstances, the Company offers payment terms of up to six months from the initial shipment date or anniversary date for multi-year agreements to its customers. To the extent that a customer is given extended payment terms, revenue is recognized as cash becomes due, assuming all of the other elements of revenue recognition have been satisfied.
      The Company typically recognizes revenue from resellers when both the sale to the end user has occurred and the collectibility of cash from the reseller is probable. With respect to reseller agreements with minimum commitments, the Company recognizes revenue related to the portion of the minimum commitment that exceeds the end user sales at the expiration of the commitment period provided the Company has received payment.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company provides professional services; including instructor led training, customized content, websites, and implementation services. The Company recognizes professional service revenue as the services are performed.
      The Company records reimbursable out-of-pocket expenses in both maintenance and services revenues and as a direct cost of maintenances and services in accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred (“EITF 01-14”). EITF 01-14 requires reimbursable out-of-pocket expenses incurred to be characterized as revenue in the income statement.
      The Company records as deferred revenue amounts that have been billed in advance for products or services to be provided. Deferred revenue includes the unamortized portion of revenue associated with license fees for which the Company has received payment or for which amounts have been billed and are due for payment in 90 days or less for resellers and 180 days or less for direct customers. In addition, deferred revenue includes amounts which have been billed and not collected for which revenue is being recognized ratably over the license period.

(d) Deferred Commissions
      The Company employs an accounting policy consistent with guidance provided by FASB Technical Bulletin 90-1 and SEC Staff Accounting Bulletin 104, related to the concept of a direct and incremental relationship between revenue and expense. As such, the Company defers the recognition of commission expense until such time as the revenue related to the contract for which the commission was paid is recognized. Unamortized commissions expense is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

(e) Net Loss Per Share
      As a result of the reverse acquisition, historical SkillSoft Corporation shares have been converted into SmartForce ADSs using the Merger exchange ratio of 2.3674 SkillSoft Corporation shares per SmartForce ADS. Historical SkillSoft Corporation shares for all periods presented have been adjusted to reflect this exchange ratio. See Note 9(a).
      Basic and diluted net loss per common share was determined by dividing net loss by the weighted average common shares outstanding during the period. Weighted average shares outstanding exclude unvested restricted common shares of 20,291, 0 and 0 as of January 31, 2003, 2004 and 2005, respectively. Basic and diluted net loss per share is the same, as outstanding common stock options and warrants are anti-dilutive as the Company has recorded a net loss for all periods presented.
      The calculations of basic and diluted net loss per share are as follows (in thousands):

	Year Ended January 31,

	2003	2004	2005

Net loss applicable to ordinary shares	$(283,997)	$(113,274)	$(20,113)

Computation of basic and diluted net loss per share:
Weighted average shares outstanding	64,500	100,120	105,134
Less weighted average unvested restricted common shares outstanding	(28)	(5)	—

Shares used in computing net loss per share	64,472	100,115	105,134

Basic and diluted net loss per share	$(4.40)	$(1.13)	$(0.19)

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following share equivalents, warrants, and unvested restricted shares have been excluded from the computation of diluted weighted average shares outstanding as of January 31, 2003, 2004 and 2005, respectively as they would be anti-dilutive.

	Year Ended January 31,

	2003	2004	2005

Options outstanding	25,604,086	23,036,822	18,976,502
Unvested restricted shares	20,291	—	—

(f) Foreign Currency Translation
      Assets and liabilities of the foreign subsidiaries are translated in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation.” The reporting currency for the Company is the U.S. dollar (dollar). The functional currency of the Company’s subsidiaries in the United States, Ireland, the United Kingdom, Canada, Germany, Australia, the Netherlands, Sweden, Norway, Denmark, France, New Zealand and Singapore are the currencies of those countries. The functional currency of the Company’s subsidiaries in the Commonwealth of the Bahamas and the Grand Cayman is the dollar. In accordance with SFAS No. 52, assets and liabilities are translated to the dollar from the local functional currency at current exchange rates, and income and expense items are translated to the dollar using the average rates of exchange prevailing during the year. Gains and losses arising from translation are recorded in other comprehensive income as a separate component of stockholders’ equity (deficit). Currency gains or losses on transactions denominated in a currency other than an entity’s functional currency are recorded in the results of the operations. (Losses)/gains arising from transactions denominated in foreign currencies were approximately ($130,000), $581,000 and ($803,000) for the years ended January 31, 2003, 2004, and 2005, respectively and are included in other income (expense), net in the accompanying consolidated statement of operations.

(g) Cash, Cash Equivalents, Short-term Investments and Long-term Investments
      The Company accounts for its investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115). Under SFAS No. 115, securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost, which approximates market value, and are classified as held-to-maturity. All other securities have been classified as available for sale. The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. At January 31, 2004 and 2005, cash equivalents consisted mainly of commercial paper, short-term notes and money market funds. The investments in short-term notes are classified as current assets in the accompanying consolidated balance sheets as they mature within one year. As of January 31, 2004 and 2005, the average life to maturity on investments was 56 and 180 days, respectively.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Cash, cash equivalents, short-term investments and long-term investments that were accounted for as available for sale as of January 31, 2004 and 2005, respectively, were as follows (in thousands).
2004

			Gross	Gross
	Contracted		Unrealized	Unrealized
Description	Maturity	Cost	Gains	Losses	Fair Value

Cash and cash equivalents:
Cash	N/A	$36,271	$—	$—	$36,271
Federal agency notes	0-3 months	2,598	—	—	2,598
Money market funds	0-3 months	3,997	—	—	3,997

		42,866			42,866
Short-term investments:
Commercial paper	4-12 months	3,802	—	(13)	3,789
Federal agency notes	4-12 months	14,683	2		14,685
Public equity securities	N/A	—	—	—

		18,485	2	(13)	18,474
Long-term investments:
Federal agency notes	13-24 months	—	—	—	—
Public equity securities	N/A	181	85	—	266

		181	85		266

		$61,532	$87	$(13)	$61,606

2005

			Gross	Gross
	Contracted		Unrealized	Unrealized
Description	Maturity	Cost	Gains	Losses	Fair Value

Cash and cash equivalents:
Cash	N/A	$28,238	$—	$—	$28,238
Commercial paper	0-3 months	3,592	—	—	3,592
Federal agency notes	0-3 months	1,999	—	—	1,999
Money market funds	0-3 months	1,077	—	—	1,077

		34,906			34,906
Short-term investments:
Commercial paper	4-12 months	8,897	—	(4)	8,893
Federal agency notes	4-12 months	6,986	—	(14)	6,972
Public equity securities	N/A	4,178	—	(22)	4,156

		20,061	—	(40)	20,021
Long-term investments:
Federal agency notes	13-24 months	5,428	—	(36)	5,392
Public equity securities	N/A	3,522	29	—	3,551

		8,950	29	(36)	8,943

		$63,917	$29	$(76)	$63,870

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(h) Depreciation and Amortization
      The Company records depreciation and amortization by charges to operations in amounts estimated to allocate the cost of property and equipment over their estimated useful lives, on a straight-line basis using the half year convention, as follows:

Estimated
Useful Lives

Computer equipment	2-3 years
Furniture and fixtures	5 years
Leasehold improvements	Lesser of:
7 years or life of lease
      Repairs and maintenance are expensed as incurred.

(i) Software Development Costs and Research and Development Expenses
      SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed” (SFAS No. 86), requires the capitalization of certain computer software development costs incurred after technological feasibility is established given the Company’s operations, once technological feasibility of a software product has been established, the additional development costs incurred to bring the product to a commercially acceptable level has not been and is not expected to be significant. Therefore, the Company did not capitalize software development costs during the periods presented, with the exception of the fair value of acquired technology developed by Books that the Company purchased in connection with its acquisition during the year ended January 31, 2002 and the fair value of IT content purchased in connection with the Merger during the year ended January 31, 2003 (See Note 5).
      The Company expenses all research and development costs, which include course content development fees, to operations as incurred. In addition, historically the Company had entered into agreements with content providers requiring the Company to make up front minimum commitments for rights to published content. The Company no longer enters into such arrangements. The Company’s policy is to expense these costs to research and development upon receipt of content.

(j) Other Comprehensive Income
      SFAS No. 130, “Reporting Comprehensive Income” (SFAS No. 130) requires disclosure of all components of comprehensive income/(loss) on an annual and interim basis. Comprehensive income/(loss) is defined as the change in equity of a business enterprise during a period from transactions, other events and circumstances from non-owner sources. The components of accumulated comprehensive income/(loss) for the years ended January 31, 2003, 2004 and 2005 are as follows (in thousands):

	Year Ended January 31,

	2003	2004	2005

Unrealized holding gains	$1,787	$74	$(59)
Foreign currency adjustment	(321)	(520)	(781)

Total accumulated other comprehensive income (loss)	$1,466	$(446)	$(840)

(k) Fair Value of Financial Instruments
      Financial instruments consist mainly of cash and cash equivalents, short-term investments, restricted cash, long-term investments, accounts receivable and accounts payable. The Company determines fair value

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
for short-term and long-term investments based on quoted market values. The carrying amounts of accounts receivable is net of an allowance for doubtful accounts, which is based on historical collections and known credit risks.

(l) Concentrations of Credit Risk and Off-Balance-Sheet Risk
      For the years ended and as of January 31, 2003, 2004 and 2005, no customers individually comprised greater than 10% of total revenue or accounts receivable.
      The Company performs continuing credit evaluations of its customers’ financial condition and generally does not require collateral.
      The Company has no significant off-balance-sheet or concentration of credit risks such as foreign exchange contracts, option contracts or other foreign hedging arrangements.
      The Company’s cash, cash equivalents and short-term investments are subject to the guidelines of the Company’s investment policy. The primary objective of the policy with regard to the Company’s portfolio is to provide with minimal risk as high a level of current income as is consistent with the preservation of capital and the maintenance of liquidity. Approved Instruments include U.S. Government and Agency securities as well as fixed income instruments rated AAA, A1/P1 or better. The Company also holds long-term investments of public equity securities valued at approximately $232,000 which are subject to market risk.

(m) Disclosures About Segments of an Enterprise
      The Company follows the provisions of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (SFAS No. 131). SFAS No. 131 established standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also established standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company’s chief operating decision makers, as defined under SFAS No. 131, are the Chief Executive Officer, Chief Financial Officer and the Chief Operating Officer. Prior to the Merger, the Company had viewed its operations and managed its business as principally one operating segment. Subsequent to the Merger, the Company views its operations and manages its business as principally two operating segments: MML and retail certification. MML content and software is an integrated solution that supports business and information technology professionals learning needs through its comprehensive learning management platform technology. The retail certification segment provides direct sales and services to individual end-users (See Note 11).

(n) Amortization and Impairment of Goodwill and Intangible Assets
      The Company records intangible assets at historical cost. The company amortizes its intangible assets including customer contracts and internally developed software. The company review intangible assets subject to amortization at least annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in remaining useful life. Conditions that would indicate an impairment and trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, or an adverse action or assessment by a regulator. In addition, the Company reviews its indefinite-lived intangible assets at least annually for impairment and reassesses their classification as indefinite-lived assets.
      The Company tests goodwill during the fourth quarter of each year for impairment, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist. When

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
conducting its annual goodwill impairment test, the Company utilizes the two-step approach prescribed under FASB Statement No. 142, Goodwill and Other Intangible Assets.

(o) Restructuring Charges
      The Company accounts for its restructuring activities under SFAS No. 146 (SFAS 146), “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 states that a liability related to and exit or disposal activity should be recognized at fair value in the period in which it is incurred. Costs covered by SFAS 146 include, but are not limited to, the following: (1) one-time involuntary termination benefits provided to employees under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or a deferred compensation contract, (2) certain contract termination costs, including operating lease termination costs and (3) other associated costs. As such, when the Company identifies restructuring charges that fulfill the requirements identified in SFAS 146 as incurred, it records the charges in its statement of operations.

(p) Advertising Costs
      Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expenses amounted to approximately $1,488,000, $971,000, and $975,000 for the years ended January 31, 2003, 2004 and 2005, respectively.

(q) Government Grants
      The Company has entered into grant agreements with government agencies to employ additional personnel. Conditions of employment are attached to these grant agreements. Government grants are recorded when there is reasonable assurance that the Company has complied with, and will continue to comply with, all conditions necessary to obtain the grants. In connection with the reduction in workforce of the SmartForce personnel resulting from the Merger and subsequent restructure, the Company will not fulfill all the obligations associated with certain grants, and therefore, has reflected grants subject to refund as a liability in the accompanying consolidated balance sheet. As of January 31, 2004 and 2005, there was $1.6 million and $1.8 million of grants subject to repayment, respectively, which are included in accrued liabilities on the consolidated balance sheet.

(r) Accounting for Stock-Based Compensation
      The Company accounts for its stock-based employee compensation plans on the intrinsic value method under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related Interpretations under APB No. 25.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company provides pro forma disclosures only of the compensation expense determined under the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123).
      SFAS No. 123 requires the measurement of the fair value of stock options to employees to be included in the statements of operations or disclosed in the notes to financial statements. The Company elected the disclosure-only alternative under SFAS No. 123, which requires disclosure of the pro forma effects on earnings as if the fair-value-based method of accounting under SFAS No. 123 had been adopted, as well as certain other information. In accordance with SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS No. 148), the Company has computed the pro forma disclosures required under SFAS No. 123 for options granted in the years ended January 31, 2003, 2004 and 2005 using the Black-Scholes option-pricing model prescribed by SFAS No. 123. The weighted average information and assumptions used for the grants is as follows:

	Year Ended January 31,

	2003	2004	2005

Risk-free interest rates	3.50-5.14%	2.84-3.96%	3.31-4.35%
Expected dividend yield	—	—	—
Volatility factor	104%	96%	86%
Expected lives	7 years	7 years	7 years
Weighted average fair value of options granted	$3.82	$3.50	$8.78
Weighted average remaining contractual life of options outstanding	8.3 years	7.6 years	6.79 years
      Had compensation expense for its plans been determined consistent with SFAS No. 123, the Company’s net income/(loss) and basic and diluted net income/(loss) per share would have been increased to the following pro forma amounts (in thousands, except per share data):

	Year Ended January 31,

	2003	2004	2005

Net loss —
As reported	$(283,997)	$(113,274)	$(20,113)
Add: Stock-based compensation expense recognized under APB No. 25	1,634	1,986	1,191
Less: Total stock-based compensation expense determined under fair value based method for all awards	(19,348)	(22,181)	(25,493)

Pro forma net loss	$(301,711)	$(133,469)	$(44,415)

Basic and diluted net loss per share —
As reported	$(4.40)	$(1.13)	$(0.19)

Pro forma	$(4.68)	$(1.33)	$(0.42)

      Because additional option grants are expected to be made in future periods, the above pro forma disclosures may not be representative of pro forma effects on results for future periods.

(s) Recent Accounting Pronouncements
      On April 14, 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for Statement 123(R). The new rule allows Companies to implement Statement 123(R) at the beginning of their next fiscal year. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt Statement 123(R) on February 1, 2006.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
      The Company currently plans to adopt Statement 123 using the modified-prospective method.
      As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s result of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to its consolidated financial statements.

(t) Prior Year Financial Statement Reclassifications
      Certain amounts in the prior year financial statements were reclassified to conform with current year presentation.

(3)	Acquisitions and Dispositions

(a) SkillSoft Corporation
      On September 6, 2002, the Company completed the Merger with SkillSoft Corporation, a leading provider of e-learning courseware and Referenceware for business and IT professionals. As a result of the Merger, each issued and outstanding share of common stock, par value $0.001 per share, of SkillSoft Corporation (the SkillSoft Common Stock) was automatically converted into the right to receive 2.3674 (the Exchange Ratio) validly issued and fully paid ordinary shares, nominal value €0.11 per share, of the Company, with each ordinary share represented by an American Depository Share of the Company (ADS). The Company also assumed each outstanding option to purchase SkillSoft Common Stock, which had been granted under SkillSoft Corporation’s existing stock option plans, under the same exchange ratio. As discussed in Note 1, the Company determined SkillSoft Corporation to be the acquirer for accounting purposes. Therefore, SkillSoft Corporation is the accounting acquirer in the transaction, the calculation of the stock consideration is calculated based on SmartForce ordinary shares and options outstanding. Consequently, this transaction resulted in the issuance of approximately 57.4 million ordinary shares (represented by ADSs) of the Company with a fair value of approximately $317.4 million, the assumption of options to purchase approximately 15.7 million ordinary shares (represented by ADSs) with a Black-Scholes fair value of approximately $38.9 million, and estimated direct transaction costs of $15.4 million. The number of ordinary shares issued and options assumed was fixed in the agreement related to the Merger and was not subject to change prior to closing. The fair value of the Company’s ADSs was derived using a market price per ADS of $5.53, which was based on an average of the closing prices for a range of six trading days around the announcement date (June 10, 2002) of the acquisition. Immediately following the Merger, the former stockholders of SkillSoft Corporation owned approximately 42% of the outstanding ordinary shares of the

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company. The Company paid a premium to obtain a broader distribution channel and a stronger presence in the e-learning sector.
      Subsequent to the Merger, certain accounting matters were identified relating to the historical financial statements of SmartForce PLC (which, following the Merger, are no longer the Company’s historical financial statements — see Note 1.) On November 19, 2002, the Company announced its intent to restate the SmartForce PLC historical financial statements for 1999, 2000, 2001 and the first two quarters of 2002. On September 22, 2003, the Company filed a Form 8-K/ A with the Securities and Exchange Commission with restated SmartForce PLC historical financial statements for 1999, 2000, 2001, and the first two quarters of 2002.
      Based on valuations prepared by a third party appraisal firm using assumptions provided by management, the total purchase price of approximately $371.7 million has been allocated as follows (in thousands):

Description	Amount

Cash and cash equivalents	$50,231
Short-term investments	34,830
Accounts receivable, net	23,351
Prepaid expenses and other current assets	8,753
Property and equipment	9,131
Goodwill	323,681
Amortizable intangible assets	37,000
Other assets	3,199
Accounts payable	(2,326)
Accrued expenses*	(69,519)
Deferred revenue	(46,619)

Total	$371,712

*	Includes exit costs of $30.3 million.
      The components of the consideration paid are as follows (in thousands):

Description	Amount

Issuance of ordinary shares	$317,440
Valuation of ordinary share options assumed	38,899
Cash paid, including acquisition costs	15,373

Total purchase price	371,712
Liabilities incurred (exit costs)	30,261
Tangible assets acquired in excess of liabilities assumed, net	(41,292)

Total purchase price to be allocated to intangible assets	$360,681

      The consideration was allocated to the fair value of assets acquired and liabilities assumed as follows (in thousands):

Description	Amount	Life

Total purchase price to be allocated to intangible assets	$360,681	—
Less — Value assigned to content	25,000	4 years
Less — Value assigned to customer contracts	12,000	5 years

Goodwill	$323,681	—

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In connection with the Merger, the Company’s management approved and initiated plans to restructure pre-acquisition SmartForce PLC to eliminate redundant facilities and headcount, reduce cost structure and better align operating expenses with existing economic conditions (Note 3(e)).
      The Company allocated the purchase price to the tangible assets, liabilities and intangible assets acquired, based on their estimated fair values. The excess purchase price over those fair values was recorded as goodwill. The fair value assigned to the intangible assets acquired was based on valuations prepared by a third party appraisal firm using assumptions provided by management. The goodwill recorded as a result of this acquisition is not expected to be deductible for tax purposes. The goodwill was allocated to the Company’s two reporting units: MML and retail certification.
      In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS No. 142) goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized but are reviewed periodically for impairment. In accordance with SFAS No. 142, the Company completed a two-step fair value based assessment of the goodwill and intangible assets for impairment in the quarter ended January 31, 2003, its annual test date. The analysis indicated the MML reporting unit was impaired and the Company recorded a $250.1 million non-cash charge (Note 5). In the fourth quarter of fiscal 2004, the Company evaluated the fair value of goodwill related to the Merger. The Company prepared a cash flow analysis by reporting segment comparing the discounted cash flows to the net book values of the direct assets, goodwill and intangibles associated with the two reporting units: MML and retail certification. The discounted cash flows supported the carrying value of the direct assets, goodwill and intangibles of the MML business unit and the retail certification reporting unit. In the fourth quarter of fiscal 2004, the Company concluded there was no additional impairment of goodwill.
      In the fourth quarter of fiscal 2005 the Company evaluated the fair value of goodwill related to the Merger as discussed further in Note 5.

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

Deferred Revenue
      At the Merger, due to the nature of the Company’s business, the Company has remaining contractual obligations to customers of SmartForce PLC. The obligations principally involve delivery of future products and services. The Company has recorded deferred revenue as of the Merger date based on a valuation prepared by a third party appraisal firm using estimates and assumptions provided by management of these estimated obligations in accordance with Emerging Issues Task Force (EITF) 01-03, “Accounting in a Business Combination for Deferred Revenue of an Acquiree.” The Company is amortizing deferred revenue over the average remaining term of the contracts, which reflects the estimated period to satisfy these customer obligations. The Company assumed $46.7 million in deferred revenue on the Merger date, September 6, 2002; as of January 31, 2005 no balance remains.

Deferred Compensation
      The Company recorded approximately $3,416,000 of deferred compensation attributable to unvested stock options assumed in the Merger, which will be amortized over the remaining vesting period of the underlying options. As of January 31, 2005 approximately $1.2 million in deferred compensation remains to be amortized in future periods.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Taxes
      The Company has recorded as part of purchase accounting in the Merger a deferred tax liability of $7.4 million related to separately identified intangible assets. Additionally, through purchase accounting, the Company has recognized a deferred tax asset of $7.4 million relative to a portion of the net operating losses acquired in the Merger. Due to the Company’s history of operating losses, there is significant uncertainty surrounding the Company’s ability to utilize its net operating loss and tax credit carryforwards. Accordingly, the Company has provided a full valuation allowance against its otherwise realizable net deferred tax assets as of January 31, 2004 and 2005.

(b) Telcom Disposition
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

For the
Period Ended
January 31,
2003

Revenue	$2,400
Cost of revenue	1,664

Gross profit	736
Operating expenses:
Selling and marketing	291
General and administrative	548

Total operating expenses	839

Net loss	$(103)

(c) GoTrain Corp.
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

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
which will be amortized over 4 years. The historical results of operations for GoTrain were not material to the results of the operations of the Company.

(d) Merger and Exit Costs

SmartForce
      In connection with the Merger, the Company’s management approved and initiated plans prior to December 31, 2002 to restructure the operations of pre-Merger SmartForce PLC to eliminate redundant facilities and headcount, reduce cost structure and better align the Company’s operating expenses with existing economic conditions. Consequently, the Company recorded $30.3 million of costs relating to exiting activities of pre-Merger SmartForce PLC, such as severance and related benefits, costs to vacate leased facilities and other pre-Merger liabilities. These costs were accounted for under Emerging Issues Task Force (EITF) 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations.” These costs, which were recognized as a liability assumed in the purchase business combination, were included in the allocation of the purchase price, and have increased goodwill.
      The reductions in employee headcount totaled approximately 632 employees from the administrative, sales, marketing and development functions, and amounted to a charge of approximately $14.4 million. Approximately $12.5 million was paid out against the exit plan accrual through January 31, 2005, and the remaining amount of $2.0 million, net of adjustments for foreign currency translation, is expected to be paid within fiscal 2006.
      In connection with the exit plan, the Company decided to abandon or downsize certain leased facilities. For the year ended January 31, 2003, facilities consolidation charges of $12.7 million, consisting of sublease losses, broker commissions and other facility costs, were recorded in connection with the downsizing and closing of sites. As part of the plan, 11 sites have been vacated and 4 sites have been downsized. To determine the sublease loss, which is the loss after the Company’s cost recovery efforts from subleasing the building, certain assumptions were made related to the (1) time period over which the property will remain vacant, (2) sublease terms and (3) sublease rates. The lease loss is an estimate under SFAS No. 5 “Accounting for Contingencies” (SFAS No. 5). In the year ended January 31, 2004, the Company revised certain of its estimates made in connection with the original purchase price pertaining to unoccupied facilities under lease as a result of the Merger. This adjustment to the exit plan accrual fell within the one year purchase price allocation period prescribed by SFAS No. 141 “Business Combinations” (SFAS No. 141). In the fiscal year ended January 31, 2005, the Company again revised certain of its estimates made in connection with the original purchase price pertaining to unoccupied facilities under lease as a result of the Merger. This adjustment of approximately $0.5 million to the exit accrual fell outside the one year purchase price allocation period and was charged to restructuring which is included in the statement of operations. The net present value of the obligation under this exit plan was approximately $15.1 million.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Activity in the Company’s merger and exit costs, which are included in accrued expenses (see Note 13) and long-term liabilities, was as follows (in thousands):

	Employee
	Severance and	Closedown
	Related Costs	of Facilities	Other	Total

Merger and exit costs incurred in acquisition	$14,495	$12,725	$3,041	$30,261
Payments made during the year ended January 31, 2003	(8,528)	(1,342)	(1,832)	(11,702)

Merger and exit accrual, January 31, 2003	$5,967	$11,383	$1,209	$18,559

Long term obligation	$—	$6,255	$—	$6,255
Current obligation	$5,967	$5,128	$1,209	$12,304
Payments made during the year ended January 31, 2004	(3,039)	(4,044)	(242)	(7,325)
Adjustments to accrual during the year ended January 31, 2004	(97)	1,734	(483)	1,154

Merger and exit accrual, January 31, 2004	$2,831	$9,073	$484	$12,388

Long term obligation	$—	$5,469	$—	$5,469
Current obligation	$2,831	$3,604	$484	$6,919
Payments made during the year ended January 31, 2005	(925)	(3,228)	(210)	(4,363)
Adjustments to accrual during the year ended January 31, 2005	49	707	60	816

Merger and exit accrual, January 31, 2005	$1,955	$6,552	$334	$8,841

Long term obligation	$—	$4,022	$—	$4,022
Current obligation	$1,955	$2,530	$334	$4,819
      Other merger accruals primarily include payments under operating equipment leases.
      The Company anticipates that the remainder of the merger and exit accrual will be paid out by October 2011 as follows (in thousands):

Year Ended January 31, 2006	$4,819
Year Ended January 31, 2007	1,374
Year Ended January 31, 2008	1,093
Year Ended January 31, 2009	816
Thereafter	739

Total	$8,841

Books
      As part of the acquisition of Books, the Company undertook a plan to exit certain activities of Books. The cost associated with the exit plan was included in the purchase price and was composed of severance related to

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	Employee
	Severance and	Closedown
	Related Costs	of Facilities	Total

Exit costs incurred in acquisition	$1,561	$282	$1,843
Payments made during the year ended January 31, 2002	(14)	(6)	(20)

Acquisition cost accrual, January 31, 2002	1,547	276	1,823
Payments made during the year ended January 31, 2003	(1,456)	(276)	(1,732)

Acquisition cost accrual, January 31, 2003	91	—	91

Payments made during the year ended January 31, 2004	(91)	—	(91)

Acquisition cost accrual, January 31, 2004	$—	$—	$—

(4)	Restructuring, SEC investigation and Other professional fees

(a) Restructuring
      The Company recorded a $14.2 million restructuring charge for the year ended January 31, 2003, which was included in the statement of operations. Approximately $10.2 million of this charge represents the compensation cost of terminated SmartForce PLC employees for services rendered from the date of the Merger through such employees’ termination dates and certain other compensation costs to terminated and continuing employees of the Company. Also included in the $14.2 million charge are certain other one time costs incurred by SkillSoft Corporation as a result of the Merger. These costs primarily consist of employee severance and related costs and contractual obligations. Payments made under these obligations during the years ended January 31, 2003, 2004 and 2005 aggregated approximately $11.5 million, $2.6 million, and $0.1 million, respectively.
      During the fiscal year ended January 31, 2005, the Company recorded and paid an additional $260,000 of restructuring charges related to further restructuring of the pre-Merger SmartForce PLC operations. These restructuring costs included additional compensation to pre-Merger SmartForce PLC employees as well as additional facilities obligations as a result of the Merger.
      The Company recorded a $13.4 million restructuring charge for the year ended January 31, 2005, which was included in the statement of operations. Approximately $9.3 million represents contractual obligations, included in this amount is approximately $528,000 of merger and exit cost incurred during the year ended January 31, 2005. These costs primarily relate to facilities consolidation and government grant obligations resulting from the restructuring. Approximately $3.4 million represents the compensation cost of terminated employees for services rendered from the date of the restructuring through termination dates and one time severance payouts. Approximately $0.4 million related to the write down of fixed assets rendered obsolete as a result of the restructuring activities.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Activity in the Company’s restructuring accrual related to the Merger and fiscal 2005 restructuring was as follows (in thousands):

	Employee
	Severance and	Contractual
	Related Costs	Obligations	Total

Total restructuring accrual	$10,192	$3,987	$14,179
Payments made during the year ended January 31, 2003	(9,063)	(2,431)	(11,494)

Total restructuring accrual as of January 31, 2003	1,129	1,556	2,685
Payments made during the year ended January 31, 2004	(2,356)	(2,102)	(4,458)
Restructuring charge for year ended January 31, 2004	1,227	630	1,857

Total restructuring accrual as of January 31, 2004	—	84	84
Payments and write downs made during the year ended January 31, 2005	(2,932)	(617)	(3,549)
Restructuring charge for year ended January 31, 2005	3,556	9,277	12,833

Total restructuring accrual as of January 31, 2005	$624	$8,744	$9,368

      The net restructuring charges for the fiscal years ended January 31, 2004 and 2005 would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities (in thousands):

	Year Ended	Year Ended	Year Ended
	January 31,	January 31,	January 31,
	2003	2004	2005

Cost of revenue	$990	$—	$—
Research and development	1,761	126	11,510
Selling and marketing	7,922	643	846
General and administrative	3,506	1,088	477

Total	$14,179	$1,857	$12,833

(b) SEC investigation and Other professional fees
      Consistent with the Company’s accounting policy and historical treatment regarding annual audit fees, the Company accrued the estimated audit fees related to the restatement of the historical SmartForce PLC financial statements, the acquired business, in the year ended January 31, 2003. All other costs associated with the restatement, the resulting SEC investigation, and the 2002 shareholder lawsuit are expensed as the work is performed. For the fiscal year ended January 31, 2004 and 2005, the Company recorded $1.9 and $2.2 million, respectively, in expenses related to the ongoing SEC investigation. For the fiscal year ended January 31, 2005, the Company recorded $0.3 million in expense related to the re-filing of statutory tax returns as a result of the restatement of the historical SmartForce PLC financial statements. For the fiscal year ended January 31, 2004 the Company recorded $14.5 in expenses related to the restatement, consisting primarily of professional fees, including legal, accounting and other consulting fees.

(5)	Goodwill and Intangible Assets
      On February 1, 2002, the Company adopted SFAS No. 142, which requires companies to discontinue amortizing goodwill and certain intangible assets with indefinite useful lives and requires an annual review for impairment. The non-amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. The Company’s goodwill and intangible assets relate to both the Merger and its acquisitions of Books and GoTrain, which were accounted for in accordance with the non-amortization

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
provisions of SFAS No. 142. Therefore, there is no impact on the comparability of the accompanying condensed consolidated statements of operations as a result of discontinuing the amortization of goodwill.
      Goodwill and intangible assets are as follows (in thousands):

	January 31, 2004			January 31, 2005

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Internally developed software/courseware	$26,610	$9,615	$16,995	$26,610	$16,476	$10,134
Customer contracts	13,018	5,168	7,850	13,018	7,881	5,137
Books trademark	900	—	900	900	—	900

	40,528	14,783	25,745	40,528	24,357	16,171
Goodwill	125,878	—	125,878	103,576	—	103,576

Total	$166,406	$14,783	$151,623	$144,104	$24,357	$119,747

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
      The change in goodwill at January 31, 2005 from the amount recorded at January 31, 2004 was due primarily to the impairment charge recorded for the Company’s Retail Certification business unit and to a lesser extent due to revisions to the purchase price accruals, collections of accounts receivable in excess of the estimated realizable value at the purchase date and the Company’s utilization of net operating loss carryforwards obtained as part of the Merger.
      Amortization expense for the fiscal years ended January 31, 2004 and 2005 is as follows (in thousands):

	Fiscal Year Ended

	January 31,	January 31,
	2004	2005

Internal developed software/courseware	$6,792	$6,865
Customer contracts	3,280	2,710

	$10,072	$9,575

      Amortization expense for the next four fiscal years is expected to be as follows (in thousands):

Amortization
Fiscal Year	Expense

2006	$8,592
2007	5,345
2008	1,321
2009	13

Total	$15,271

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill Impairment Analysis
      In response to several factors in the fourth quarter of fiscal 2003, the Company re-evaluated the fair value of the goodwill established in connection with the Merger and the Books acquisition. The Company prepared a cash flow analysis by reporting segment comparing the discounted cash flows to the net book values of the direct assets, goodwill and intangibles associated with the two reporting units: MML and retail certification. The discounted cash flows did not support the direct assets, goodwill and intangibles of the MML business unit. However, the discounted cash flows did support the retail certification reporting unit.
      The enterprise value of the two reporting units and the identifiable intangible assets were based on valuations prepared by a third party appraisal firm using assumptions provided by management. The Company’s management prepared a discounted cash flow analysis by reportable segment for each reporting unit comparing the discounted cash flows to the net book values of the direct assets, goodwill and intangibles associated with each reporting unit. The enterprise value was based upon a discounted cash flow analysis. The cash flow analysis indicated the discounted cash flows were not sufficient to recover the assets. Accordingly, the Company recorded a $250.1 million impairment to goodwill in the fourth quarter of fiscal 2003.
      In the fourth quarter of fiscal 2004, the Company re-evaluated the fair value of goodwill related to the Merger. The Company prepared a cash flow analysis by reporting segment comparing the discounted cash flows to the net book values of the direct assets, goodwill and intangibles associated with the two reporting units: MML and retail certification. The discounted cash flows supported the carrying value of the direct assets, goodwill and intangibles of the MML business unit and the retail certification reporting unit. In the fourth quarter of fiscal 2004 the Company concluded there was no additional impairment of goodwill.
      In the fourth quarter of fiscal 2005 the Company evaluated the fair value of goodwill. In November of 2004 the Company hired an investment banker to actively market the Retail Certification reporting unit to third party buyers. However by January 31, 2005 the investment banker reported the efforts to sell the business were unsuccessful. On March 14, 2005, we entered into a non-binding letter of intent with respect to the sale of our Retail Certification business and if the transaction is not consummated, the Company will shut down the operation. The terms of the potential sale involve the transfer of certain assets and liabilities of the business in exchange for nominal consideration and the execution of a reseller agreement with the buyer. Consequently, based on our attempts to sell the business and the results of a valuation done by an independent third party valuation firm, it is the Company’s conclusion that the Retail Certification reporting unit has no goodwill. The Company recorded an impairment charge of approximately $19.3 million in the fiscal year ended January 31, 2005. The Company prepared a cash flow analysis for the MML segment comparing the discounted cash flows to the net book values of the direct assets, goodwill and intangible assets. The discounted cash flows supported the direct assets, goodwill and intangible assets of the MML learning business unit. At January 31, 2005, the Company concluded there was no impairment of goodwill for the MML business unit.

(6)	Related Party Transactions

(a) Notes Receivable from Stockholders
      In December 1997, the Company issued 1,499,353 shares of Class A common stock to a founder of the Company in exchange for a $166,000 full recourse note receivable with interest at 6.2% per annum which was equal to the fair market value of the shares at the date of the transaction. As of January 31, 2002, the balance on this note receivable was $166,000 and was included as a reduction of stockholders’ equity in the accompanying consolidated balance sheets and consolidated statements of stockholders’ equity (deficit) and comprehensive loss. The note receivable and accrued interest was paid in December 2002.
      During the fiscal years ended January 31, 1999 and 2000, the Company issued a total of 1,558,538 shares of Class A restricted common stock to three officers and several key employees of the Company in exchange for $173,000 full recourse notes receivable equal to the fair market value of the shares. The shares vest ratably

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
on a monthly basis over three years. The notes receivable accrue interest at rates of 4.83%-5.77% per annum and the principal and all outstanding interest are due upon the maturity of the notes through March 2004. The total balance of these notes receivable was $172,000, $58,000 and $0 at January 31, 2002, 2003 and 2004 respectively, and was included as a reduction of stockholders’ equity in the accompanying consolidated balance sheets and consolidated statements of stockholders’ equity and comprehensive loss.

(b) Ownership of CBT Technology
      Approximately 9% of the outstanding share capital of CBT (Technology) Limited (CBT T), one of the Company’s Irish subsidiaries, representing a special non-voting class, is owned by Stargazer Productions (Stargazer), an unlimited company which is wholly-owned by certain employees of SkillSoft PLC. These key employees do not include any of the Company’s directors or executive officers.
      All of the voting securities of CBT T are owned by Fidalco Limited, a wholly owned subsidiary of SkillSoft PLC and, except for the securities owned by Fidalco Limited and Stargazer, there are no other outstanding securities of CBT T. CBT T has in the past and may in the future declare and pay dividends to Stargazer, and Stargazer may pay dividends to its shareholders out of such amounts. Dividend payments of approximately $190,000, $338,000 and $196,000 were paid in the fiscal years ended January 31, 2003, 2004 and 2005, respectively. Stargazer does not have any rights to the assets of CBT T, only to receive periodic dividends as and when declared by CBT T. Except for the fact that Stargazer is wholly owned by certain key employees of SkillSoft PLC, there is no relationship between SkillSoft PLC and Stargazer.

(c) Spherion Corporation
      In April 2000, the Company sold 338,200 shares of common stock to Spherion Corporation (Spherion) (formerly Interim Services, Inc.), at a price of $5.91 per share, for approximately $2 million, which approximated the fair market value at that date. In addition, the Company entered into a separate license arrangement with Spherion, under which the Company recognized approximately $461,000 of product revenue in the year ended January 31, 2003. The Company believes that all transactions with Spherion were rendered at arms’ length. There were no dealings with Spherion Corporation during the fiscal years ended January 31, 2004 and 2005.

(d) Business Performance Technologies, LLP
      During the year ended January 31, 2001, the Company invested approximately $100,000 in Business Performance Technologies, LLP (BPT), a provider of consulting services to the Company’s customers. The investment represented a minority interest in BPT which was accounted for using the cost method. The Company valued the investment at zero during the year ended January 31, 2001 because the ultimate value of its interest in BPT was permanently impaired.
      Net revenue recorded by the Company associated with work performed by BPT during the year ended January 31, 2003 was approximately $483,000. The Company had no revenue associated with BPT in the fiscal years ended January 31, 2004 and 2005. Included in accounts payable on the accompanying consolidated balance sheet as of January 31, 2004 and 2005 were approximately $230,000 and $48,000, respectively, due to BPT for services performed.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Income Taxes
      Loss before provision/benefit for income taxes consists of the following (in thousands):

	January 31,

	2003	2004	2005

Ireland	$(49,241)	$(55,076)	$(20,066)
United States	(209,884)	(61,995)	(5,994)
Rest of World	(24,489)	4,325	6,578

	$(283,614)	$(112,746)	$(19,482)

      The provision for income taxes consists of the following (in thousands):

	January 31

	2003	2004	2005

Current:
Ireland	$—	$—	$—
United States		50	56
Rest of World	383	479	482

	$383	$529	$538

Deferred:
Ireland	$—	$—	$—
United States	—	—	156
Rest of World	—	—	(63)

	$—	$—	$93

Tax provision	$383	$529	$631

      Net deferred tax assets and liabilities consist of the following (in thousands):

	January 31,

	2003	2004	2005

Net operating loss carryforwards	$129,857	$151,644	$150,464
Nondeductible expenses and reserves	3,366	15,200	6,627
Tax credits	1,530	3,030	3,326
Nondeductible non-goodwill intangibles	(7,445)	(6,360)	(3,497)
Integration costs	(1,513)	(2,310)	—

	125,795	161,204	156,920
Less — valuation allowance	(125,795)	(161,204)	(157,004)

	$—	$—	$(84)

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	January 31,

	2003	2004	2005

Income tax provision at statutory rate	15.7%	12.0%	12.0%
Increase (decrease) in tax resulting from:
State tax provision, net of federal benefit	0.0	(0.04)	(6.8)
Foreign differential	(0.1)	15.44	(21.4)
Nondeductible items, primarily goodwill impairment charge	(13.9)	0.0	(11.3)
Unbenefitted current activity	(1.8)	(27.87)	24.3

Effective tax rate	(0.1)%	(0.47)%	(3.2)%

      The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109). Under the liability method specified by SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates assumed to be in effect when these differences are expected to reverse. A deferred tax valuation allowance is required if it is more likely than not that all or a portion of the recorded deferred tax assets will not be realized.
      The Company has recorded a total provision for income taxes in 2004 and 2005 of $529,000 and $631,000 respectively, primarily related to income generated in foreign countries, which cannot be offset by loss carryforwards.
      As of January 31, 2005, the Company has U.S. federal net operating loss carryforwards of approximately $342.9 million available to reduce future income taxes, if any. The Company also has U.S. federal tax credit carryforwards of approximately $3.3 million at January 31, 2005. Additionally, the Company has approximately $101.5 million of net operating loss carryforwards in jurisdictions outside of the U.S. If not utilized, these carryforwards expire at various dates through the year ending January 31, 2025.
      Included in the $342.9 million the Company has approximately $217.7 million of U.S. net operating loss carryforwards and $365,000 of U.S. tax credit carryforwards that were acquired in the Merger and the purchase of Books. In addition, included in the $101.5 million the Company has approximately $62.5 million of net operating loss carryforwards in jurisdictions outside the U.S. acquired in the Merger and the purchase of Books. The Company will realize the benefits of these acquired net operating losses through reductions to goodwill and non-goodwill intangibles during the period that the losses are utilized.
      Also included in the $342.9 million at January 31, 2005, the Company has approximately $27.5 million of net operating loss carryforwards in the United States resulting from disqualifying dispositions. The Company will realize the benefit of these losses through increases to stockholder’s equity in the periods in which the losses are utilized to reduce tax payments.
      The Company has completed several financings since its inception and has incurred ownership changes as defined under Section 382 of the Internal Revenue Code. The Company has completed an analysis of these changes and does not believe that the changes will have a material impact on its ability to use its net operating loss and tax credit carryforwards.
      The Company has recorded as part of purchase accounting a deferred tax liability of $7.4 million related to separately identified intangible assets. Additionally, through purchase accounting, the Company has recognized a deferred tax asset of $7.4 million relative to a portion of the net operating losses acquired. Due to the Company’s history of operating losses, there is significant uncertainty surrounding the Company’s ability to

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
utilize its net operating loss and tax credit carryforwards. Accordingly, the Company has provided a full valuation allowance against its otherwise realizable net deferred tax assets as of January 31, 2004 and 2005.
      The Company has a reserve for taxes that may become payable as a result of audits in future periods with respect to previously filed tax returns. The Company establishes the reserves based upon management’s assessment of exposure associated with permanent tax differences and associated interest expense. The tax reserves are analyzed periodically (at least annually) and adjustments are made as events occur to warrant adjustment to the reserve. For example, if the statutory period for assessing tax on a given tax return or period lapses, the reserve associated with that period will be reduced. In addition, the adjustment to the reserve will reflect any additional exposure based on current calculations.

(8)	Commitments and Contingencies

(a) Leases
      The Company leases its facilities and certain equipment and furniture under operating lease agreements that expire at various dates through 2023. The lease agreements frequently include renewal clauses, escalation clauses and purchase provisions and require the Company to pay taxes, insurances and maintenance costs. Included in the accompanying statements of operations is rent expense for leased facilities and equipment of approximately $3.3 million, $5.0 million, and $5.6 million for the fiscal years ended January 31, 2003, 2004 and 2005, respectively.
      Future minimum lease payments under the operating lease agreements are approximately as follows (in thousands):

	Facilities	Other	Total

Fiscal year ended January 31:
2006	$6,119	$491	$6,610
2007	5,367	241	5,608
2008	4,847	44	4,891
2009	4,100	19	4,119
2010	1,981	7	1,988
Thereafter	15,658	—	15,658

	$38,072	$802	$38,874

(b) Minimum Commitments
      As of January 31, 2005 the Company had not entered into any long-term agreements with third parties to provide services and/or subject matter expertise.

(c) Litigation

SEC Investigation
      On or about February 4, 2003, the Securities Exchange Commission (SEC) informed the Company that it is the subject of a formal order of private investigation relating to its November 19, 2002 announcement that it would restate the financial statements of SmartForce PLC for the period 1999 through June 2002. The Company understands that the SEC’s investigation concerns SmartForce’s financial disclosure and accounting during that period, other related matters, compliance with rules governing reports required to be filed with the SEC, and the conduct of those responsible for such matters. The Company continues to cooperate with the SEC in this matter.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lawsuits
      On November 18, 2004, Jody Glidden, Michael LeBlanc and Trish Glidden filed a lawsuit against the Company, David C. Drummond, Gregory M. Priest, Patrick E. Murphy and Jack Hayes in the United States District Court for the Northern District of California. The plaintiffs had previously opted out of the class action settlement that received final approval from the court on September 29, 2004. The lawsuit sets forth substantially the same claims as were alleged in the class action litigation. In particular, the lawsuit alleges that the Company misrepresented or omitted to state material facts in its SEC filings and press releases regarding the Company’s revenues and earnings and failed to correct such false and misleading SEC filings and press releases, which are alleged to have artificially inflated the price of the Company’s ADSs in connection with its acquisition of IC Global in early 2001. The lawsuit seeks compensatory damages of approximately $3.7 million and other unspecified damages. The Company believes that it has meritorious defenses to this lawsuit and intend to defend ourselves vigorously.
      Six class action lawsuits have been filed against the Company and certain of its current and former officers and directors captioned: (1) Gianni Angeloni v. SmartForce PLC d/b/a SkillSoft, William McCabe and Greg Priest; (2) Ari R. Schloss v. SkillSoft PLC f/k/a SmartForce PLC, Gregory M. Priest, Patrick E. Murphy, David C. Drummond and William G. McCabe; (3) Joseph J. Bish v. SmartForce PLC d/b/a SkillSoft, Gregory M. Priest, William G. McCabe, David C. Drummond, John M. Grillos, John P. Hayes and Patrick E. Murphy; (4) Stacey Cohen v. SmartForce PLC d/b/a SkillSoft, William G. McCabe and Greg Priest; (5) Daniel Schmelz v. SmartForce PLC d/b/a SkillSoft, William G. McCabe and Greg Priest; and (6) John O’Donoghue v. SmartForce PLC d/b/a SkillSoft, William G. McCabe and Greg Priest. Each lawsuit was filed in the United States District Court for the District of New Hampshire; the first action was filed on November 22, 2002, the second action was filed on December 4, 2002 and the third and fourth actions were filed on December 11, 2002, the fifth action was filed on December 23, 2002, and the sixth action was filed on January 16, 2003. These lawsuits allege that the Company misrepresented or omitted to state material facts in its SEC filings and press releases regarding its revenues and earnings and failed to correct such false and misleading SEC filings and press releases, which are alleged to have artificially inflated the price of the Company’s ADSs. These lawsuits seek unspecified monetary damages, including punitive damages together with interest, costs, fees and expenses. These lawsuits have all been assigned to Chief Judge Paul J. Barbadoro. On March 26, 2003, Judge Barbadoro consolidated the lawsuits under the caption “In re SmartForce Securities Litigation,” Civil Action No. 02-544-B, appointed as lead plaintiffs the Teacher’s Retirement System of Louisiana and the Louisiana Sheriff’s Pension & Relief Fund, and approved the lead plaintiffs’ choice of lead counsel and local counsel. In March 2004, the Company reached a settlement of this litigation for total settlement payments of $30.5 million, with one-half paid in August 2004 and the remainder to be paid in August 2005. The Company is in discussions with its insurers to determine how much, if any, of this settlement amount will be paid by them. The Company has recorded the aggregate settlement as a charge in its fiscal 2004 fourth quarter; any reimbursement from its insurers will be recorded in the period in which it is finalized.
      On December 1, 2003, the Company reached a settlement of the class action litigation filed in 1998 in the United States District Court for the Northern District of California against the Company, one of its subsidiaries and certain of its former and current officers and directors alleging violations of the federal securities laws. Under the terms of the settlement, the Company made a $10 million cash payment in January 2004 and will make an additional $6 million payment in mid-2004. The Company’s insurance carriers paid an additional $16 million for total settlement payments of $32 million. The court granted final approval of the settlement, and the litigation was dismissed with prejudice on February 27, 2004. The Company expensed the entire settlement in the fiscal year ending January 31, 2004.
      On July 21, 2003, the parties entered into a settlement agreement, which resulted in a final dismissal and termination of the NETg State Court Litigation and the NETg Patent Litigation. Under the terms of the

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
settlement agreement, the Company has agreed to pay NETg an aggregate of $44 million in two payments of $22 million each. The Company made the first payment on July 25, 2003 and the second payment on July 21, 2004. The Company also agreed not to make certain specific modifications to its information technology training courseware for a limited period of time. In exchange, SkillSoft Corporation and the other defendants received complete but conditional releases from any liability relating to the subject matter of the NETg State Court Litigation or the NETg Patent Litigation, or with certain exceptions, based on or arising from the alleged use of any alleged NETg intellectual property. The Company also received a perpetual, non-transferable, non-exclusive license to develop, use, sell, offer for sale, lease or offer to lease products or services containing or embodying certain NETg technology or inventions disclosed or described in certain NETg patent applications. The Settlement Agreement provides that “it is specifically understood that two million dollars of the payments provided for under the Settlement Agreement, shall be in respect of” such license. Under the terms of the settlement agreement, if NETg was not compelled to return the first $22 million payment on or before October 28, 2003, then the releases would become unconditional, the NETg State Court Litigation would be dismissed with prejudice and the NETg Patent Litigation would not be pursued further. On October 29, 2003, the state court entered the parties’ stipulation of dismissal, and the action was dismissed with prejudice. The above-referenced releases likewise became unconditional. The Company expensed the entire settlement in the fiscal year ending January 31, 2004.
      In June 2003, the Company reached an agreement with IP Learn regarding the settlement of the pending litigation pursuant to which the Company obtained a license to use certain of IP Learn’s patents. Under the terms of the settlement agreement, the Company made a cash payment of $2.0 million and issued 100,000 ordinary shares (which are represented by ADSs). On or about November 18, 2003, pursuant to the settlement agreement and a stipulation filed by the parties, the court entered an order dismissing the lawsuits with prejudice. The Company expensed the entire settlement in the fiscal year ending January 31, 2004.
      On October 23, 2003, the Company entered into a settlement agreement with Lionet Limited. The Company recorded to expense the entire settlement in the fiscal year ending January 31, 2004.
      We are not a party to any other material legal proceedings.

(d) Credit Facility
      On July 23, 2004 the Company entered into a $25 million two year, line of credit with a bank. Under the terms of the line of credit, the bank holds a first security interest in all domestic business assets. All borrowings under the line of credit bear interest at the bank’s prime rate. The facility is subject to a commitment fee of $50,000 to secure the line of credit and unused commitment fees of 0.125% based upon the daily average of un-advanced amounts under the revolving line of credit. The Company paid approximately $10,300 in unused commitment fees for the fiscal year ended January 31, 2005. In addition, the line of credit contains certain financial and non-financial covenants. At January 31, 2005, the Company was unable to attain one of the financial covenants set forth in the $25.0 million dollar line of credit. With a net loss of approximately $29.1 million for the quarter ended January 31, 2005, the Company did not meet the “minimum quarterly profitability” of $6.5 million for the quarter. The Company was unable to meet the financial covenant due to the restructuring and impairment charges recorded in the quarter. The bank agreed to amend the original loan agreement and issue a first loan modification agreement. The first loan modification agreement has been executed and the Company is currently in compliance with all covenants. Also, the line of credit agreement provides that in the event of a Material Adverse Change (as defined in the line of credit agreement), the lender has the ability to call amounts outstanding under the line of credit. As of January 31, 2005 there were no borrowings on the line of credit; however the Company had outstanding letters of credit of $15.9 million that reduced the availability under the line of credit. Letters of credit are subject to commission fees of 0.75% as well as administrative costs. The Company paid approximately $121,000 in letters of credit fees for the fiscal year ended January 31, 2005.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(9)	Stockholders’ Equity

(a) Reverse Acquisition Accounting
      As a result of the Merger, each issued and outstanding share of SkillSoft Common Stock, par value $0.001 per share, was automatically converted into the right to receive 2.3674 (the Exchange Ratio) validly issued and fully paid ordinary shares, nominal value €0.11 per share, of the Company, with each ordinary share represented by an ADS. The Company also assumed each outstanding option to purchase SkillSoft Common Stock, which had been granted under SkillSoft Corporation’s existing stock option plans, under the same Exchange Ratio of 2.3674. As a result of the Merger, all discussions and notes regarding common shares include the effect of the aforementioned SmartForce reverse acquisition.
      In accordance with the preceding paragraph, the outstanding shares as of January 31, 2002 and the weighted average shares outstanding for the year ended January 31, 2002 were restated as follows.

As of
January 31,
2002

Outstanding shares, as previously reported	17,313,641
Multiplied times exchange ratio	2.3674

Shares, as restated	40,988,314

For the
Year
Ended
January 31,
2002

Weighted average shares outstanding (in thousands) as previously reported	14,921
Multiplied times exchange ratio	2.3674

Weighted average shares outstanding (in thousands) as restated	35,324

(b) Stock Option Plans
      In February 1998, the Company adopted the 1998 Stock Incentive Plan (the 1998 Plan), pursuant to which up to 7,402,071 shares of common stock could have been issued. In July 2001, the Company adopted the 2001 Stock Incentive Plan (the 2001 Plan), pursuant to which up to 3,432,730 shares of common stock could have been issued, subject to increase in accordance with the terms of the 2001 Plan. Under the 1998 Plan and the 2001 Plan, the Company could have granted both incentive stock options and nonqualified stock options, as well as award or sell shares of common stock to employees, directors or outside consultants of the Company. All option grants, prices and vesting periods are determined by the Board of Directors or its designee. Incentive stock options were to be granted at a price not less than 100% of the fair market value of the common stock on the date of grant and not less than 110% of the fair market value for a stockholder holding more than 10% of the Company’s voting common stock.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In connection with the acquisition of Books on December 28, 2001, the Company assumed the Books 1994 Stock Option Plan (the 1994 Plan), consisting of options to purchase 808,799 shares, insofar as it related to outstanding options. Under the 1994 Plan, options to acquire ordinary shares in Books could have been granted to all officers, other key employees, consultants and advisors. The 1994 Plan is administered by the Board of Directors. Options under the Plan generally expire not later than 90 days following termination of employment or service or 12 months following the optionees’ death. There are certain exceptions for exercises following retirement or death.
      All option plans of SkillSoft in existence upon the closing of the Merger on September 6, 2002 have been terminated, except insofar as they relate to the outstanding options.
      In connection with the Merger on September 6, 2002, the Company assumed the SmartForce plans, consisting of options to purchase 15,941,705 ordinary shares. Under the 1990 Plan, options to acquire ordinary shares in the Company could have been granted to any director or employee of the Company. The 1990 Plan has expired by its terms. Under the 1994 Plan, all employees and directors of the Company and any independent contractor who performs services for the Company are eligible to receive grants of non-statutory options (NSO’s). Employees are also eligible to receive grants of incentive share options intended to qualify under Section 422 of the Internal Revenue Code. Under the Outside Director Plan, all outside directors of the Company are eligible to receive option grants upon appointment to the Board of Directors and each subsequent year thereafter. Under the 1996 Plan, all employees, with the exception of directors and executive officers, are eligible to receive grants of NSO’s. Under the ForeFront92 Plan, (the FF92 Plan) NSO’s and ISO’s were granted to any employee or director of ForeFront. Under the ForeFront96 Plan, (the FF96 Plan) NSO’s were granted to employees and directors of ForeFront. Under the Forefront Directors’ 1996 Plan, (the FF96 Directors’ Plan) non-employee directors were eligible to receive grants of options to acquire common stock upon election to the Board of Directors and each subsequent year thereafter. Under the Knowledge Well Limited Plan, (the KWL Plan) and the Knowledge Well Group Limited Plan, (the KWGL Plan), employees and directors and any independent contractor who performs services for Knowledge Well Limited (KWL) and Knowledge Well Group Limited (KWGL) were eligible to receive grants of NSO’s. Employees of KWL and KWGL were also eligible to receive grants of ISO’s which were intended to qualify under Section 422 of the Internal Revenue Code.
      The Plans are administered by the Compensation Committee of the Board of Directors (the Committee). The terms of the options granted under all plans, except for the Outside Director Plan, are generally determined by the Committee, the Board of Directors or a designee of the Board of Directors. All grants of options under the Outside Director Plan are automatic and nondiscretionary and are made strictly in accordance with the provisions of the plan. The exercise price of options granted under the 1990 Plan and ISO’s granted under the 1994 Plan cannot be less than the fair market value of ordinary shares on the date of grant (as defined in the plans). In the case of ISO’s granted to holders of more than 10% of the voting power of the Company the exercise price cannot be less than 110% of such fair market value. Under the 1994 Plan, the exercise price of NSO’s may be set by the Committee at its discretion. The exercise price of option grants under the Outside Director Plan is the closing sales price for such shares (or the closing bid, if no sales were reported) as quoted on such exchange or system for the last market trading day prior to the time of determination. The term of an option under the 1994, Outside Director, 1996, FF92, FF96, KWL and KWGL Plans cannot exceed ten years and, generally, the terms of an option under the 1990 Plan and FF96 Directors’ Plan cannot exceed ten years. The term of an ISO granted to a holder of more than 10% of the voting power of the Company cannot exceed five years. An option may not be exercised unless the option holder is at the date of exercise, or within three months of the date of exercise has been, a director, employee or contractor of the Company. There are certain exceptions for exercises following retirement or death. Options under the Plans generally expire not later than 30 to 90 days following termination of employment or service or six months following an optionees’ death or disability.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a summary of the share options authorized, outstanding and available to be granted under all of the Company’s share option plans as of January 31, 2005:

Plan Name	Authorized	Outstanding	Available for Grant

1990 Share Option Scheme (the 1990 Plan)	4,700,000	168,148	—
1994 Share Option Plan (the 1994 Plan)	11,747,036	4,408,901	—
1996 Supplemental Stock Plan (the 1996 Plan)	14,000,000	4,781,869	5,245,437
2001 Outside Director Option Plan (the Outside Director Plan)	350,000	245,000	98,750
1996 ForeFront Group Inc. Non-Qualified Stock Option Plan (the FF96 Plan)	798,924	4,961	337,862
ForeFront 1996 Non-Employee Directors’ Stock Plan (the FF Directors’ 1996 Plan)	18,822	—	2
Knowledge Well Limited 1998 Share Option Plan (the KWL Plan)	654,800	—	234,269
Knowledge Well Group Limited 1998 Share Option Plan (the KWGL Plan)	654,800	88	624,462
Books24x7.com, Inc. 1994 Stock Option Plan	867,436	125,359	—
1998 Stock Incentive Plan (the 1998 Plan)	7,402,071	1,229,791	—
1999 Stock Incentive Plan (the 1999 Plan)	568,176	94,696	—
2001 Stock Incentive Plan (the 2001 Plan)	11,354,512	6,932,428	—
2002 Stock Incentive Plan (the 2002 Plan)	2,350,000	985,261	—

	55,466,577	18,976,502	6,540,782

      Due to the reverse acquisition accounting, the SkillSoft options were converted using the Exchange Ratio (see Note 9(a)).

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      All stock option activity under the Plans for the fiscal years ended January 31, 2003, 2004 and 2005 is as follows:

				Weighted
				Average
	Shares	Exercise Price		Exercise Price

Outstanding, January 31, 2002	7,080,141		$0.11- 15.26	$6.18
Granted	6,509,496		2.75- 10.67	4.47
Acquired from merger	15,941,705		3.05- 44.25	11.99
Exercised	(826,316)		0.11 - 9.03	0.50
Canceled	(3,100,840)		0.11- 44.25	13.32

Outstanding, January 31, 2003	25,604,186		0.11- 44.25	8.69

Granted	2,320,550		2.61- 8.65	4.41
*Beginning Balance Adjustment	(177,951)		0.11- 42.88	13.57
Exercised	(1,530,657)		0.11- 8.19	3.40
Canceled	(3,179,306)		0.11- 41.13	13.57

Outstanding, January 31, 2004	23,036,822		0.11- 44.25	7.88

Granted	1,713,800	2.82-$	12.99	10.78
Exercised	(3,816,626)	.11-$	11.60	4.70
Canceled	(1,957,494)	.25-$	43.12	12.86

Outstanding, January 31, 2005	18,976,502		$0.11-$44.25	$8.27

Exercisable, January 31, 2005	12,083,373		$0.11-$44.25	$9.61

Exercisable, January 31, 2004	12,117,780		$0.11-$44.25	$10.28

Exercisable, January 31, 2003	9,883,805		$0.11-$44.25	$12.71

*	Beginning balance adjustment is comprised of: certain extensions of post-termination exercise periods as a result of the Company’s failure to file Form 8-K as a result of the restatement of SmartForce’s historical financial statements offset by retroactive terminations of options shown as outstanding at January 31, 2003.
      The following table summarizes certain information relating to the outstanding and exercisable options as of January 31, 2005:

	Outstanding			Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price

$ 0.11-$ 3.30	2,320,339	7.15	$2.78	1,017,634	$2.23
$ 3.34-$ 3.66	1,298,464	7.84	3.65	535,693	3.64
$ 3.72-$ 4.06	4,361,766	7.54	4.06	2,196,793	4.06
$ 4.07-$ 6.12	2,133,715	6.95	5.45	1,595,318	5.45
$ 6.18-$ 7.5	2,011,348	6.74	6.50	1,476,628	6.45
$ 7.55-$ 11.60	2,421,296	5.69	10.23	1,961,396	10.42
$ 11.66-$ 16.44	2,514,372	6.56	14.42	1,400,563	15.93
$ 17.00-$ 44.25	1,915,202	5.53	22.11	1,899,348	22.10

$ 0.11-$ 44.25	18,976,502	6.79	$8.27	12,083,373	$9.61

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In connection with certain issuances of Class A restricted common stock and stock option grants during the year ended January 31, 2000, the Company recorded deferred compensation of $2,852,000, which represents the aggregate difference between the exercise or sale price and the fair market value of the common stock as determined for accounting purposes. The deferred compensation will be recognized as an operating expense over the vesting period of the restricted common stock and the underlying stock options. The Company recorded compensation expense of approximately $602,000, $240,000 and $0 in the years ended January 31, 2003, 2004 and 2005 respectively, related to these restricted shares and options.
      In connection with the purchase of Books on December 28, 2001, the Company assumed the Books 1994 Stock Option Plan, consisting of options to purchase 808,799 shares, insofar as it related to outstanding options. These options were valued at $6,376,000 using the Black-Scholes option pricing model, and were included in the determination of consideration paid. In addition, the Company recorded deferred compensation of $1,752,000, which represents the intrinsic value of unvested options assumed in the transaction. The deferred compensation will be amortized to expense over the vesting period of the stock options. The Company recorded compensation expense of approximately $660,000, $583,000 and $236,000 in the years ended January 31, 2003, 2004 and 2005, respectively, related to these options.
      In connection with the Merger on September 6, 2002, the Company assumed all the SmartForce stock option plans consisting of options to purchase 15,941,705 shares. These options were valued at approximately $38,900,000 using the Black-Scholes option pricing model, and were included in the determination of consideration paid. In addition, the Company recorded deferred compensation of $3,416,000, which represents the intrinsic value of unvested options assumed in the transaction. The deferred compensation will be amortized to expense over the vesting period of the stock options. The Company recorded compensation expense of approximately $372,000, $890,000 and $880,000 in the years ended January 31, 2003, 2004 and 2005 respectively, related to these options.
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
      The Company recorded a compensation charge of $274,000 in the fiscal year ended January 31, 2004 due to the extension of certain option agreements until the Registration Statement on Form S-8 covering such option agreements, which was suspended as a result of the delay in filing a Form 8-K/ A containing the historical SmartForce financial statements, was again available for use.

(e) Employee Stock Purchase Plans
      In 2001, the Company’s Board of Directors and stockholders approved the 2001 Employee Stock Purchase Plan, under which a maximum of 624,994 shares could have been issued. In 2001, the Company’s Board of Directors approved the 2001 International Employee Stock Purchase Plan, under which a maximum of 118,370 shares could have been issued.
      Participants in each of the 2001 Employee Stock Purchase Plan and the 2001 International Employee Stock Purchase Plan were granted options to purchase shares of common stock on the last business day of each six-month payment period ending each June 30 and December 31 for 85% of the market price of the common stock on the first or last business day of each payment period, whichever was less. The purchase price for such shares was paid through payroll deductions, and the maximum allowable payroll deduction was 15% of each eligible employee’s eligible compensation. On August 26, 2002, the Board of Directors approved an acceleration of the purchase date scheduled for December 31, 2002 to September 5, 2002. Under these Employee Stock Purchase Plans, the Company issued 160,690 shares during the period ending September 6, 2002. As of September 6, 2002, there were 463,045 shares available for future issuance under the 2001

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Employee Stock Purchase Plan and 93,156 shares available for future issuance under the 2001 International Employee Stock Purchase Plan. Such shares are no longer available for issuance.
      On August 26, 2002, the Board of Directors terminated the 2001 Employee Stock Purchase Plan and the 2001 International Employee Stock Purchase Plan, leaving the 1995 Employee Share Purchase Plan as the primary plan for all employee stock purchase plan purchases. Participants in the 1995 Employee Share Purchase Plan are generally granted options to purchase ordinary shares on the last business day of each six-month offering period ending each August 31 and February 28 for 85% of the market price of the ADSs on the first or last business day of each offering period, whichever is less. The purchase price for such shares is paid through payroll deductions, and the current maximum allowable payroll deduction is 20% of each eligible employee’s eligible compensation. The Company issued 533,478 shares during the period from February 1, 2004 to January 31, 2005. As of January 31, 2005, there were 561,011 shares available for future issuance under the 1995 Employee Share Purchase Plan. Such shares are no longer available for issuance.
      On August 27, 2004, the Board of Directors terminated the 1995 Employee Share Purchase Plan, leaving the 2004 Employee Share Purchase Plan as the primary plan for all employee stock purchase plan purchases. Participants in the 2004 Employee Share Purchase Plan are generally granted options to purchase ordinary shares on the last business day of each six-month offering period ending each September 30 and March 31 for 85% of the market price of the ADSs on the first or last business day of each offering period, whichever is less. The purchase price for such shares is paid through payroll deductions, and the current maximum allowable payroll deduction is 20% of each eligible employee’s eligible compensation. As of January 31, 2005, there were 2,500,000 shares available for future issuance under the 2004 Employee Share Purchase Plan.

(10)	Employee Benefit Plan
      The Company has a 401(k) plan covering all US-based employees of the Company who have met certain eligibility requirements. Under the terms of the 401(k) plan, the employees may elect to make tax-deferred contributions to the 401(k) plan. In addition, the Company may match employee contributions, as determined by the Board of Directors, and may make a discretionary contribution to the 401(k) plan. Under this plan, contributions of approximately $87,000, $32,000 and $0 were made for the fiscal years ended January 31, 2003, 2004 and 2005, respectively.

(11)	Disclosures About Segments of an Enterprise
      The Company follows the provisions of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (SFAS No. 131). SFAS No. 131 established standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also established standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company’s chief operating decision makers, as defined under SFAS No. 131, are the Chief Executive Officer and the Chief Financial Officer. The Company views its operations and manages its business as principally two operating segments — MML and Retail Certification.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following tables set forth the Company’s statements of operations for the fiscal years ended January 31, 2003, 2004 and 2005 by segment with additional disclosures as required by SFAS No. 131:

	Year Ended January 31, 2003

	Multi-Modal	Retail Certification	Combined

		(In thousands)
Revenue	$94,402	$7,068	$101,470
Cost of revenues	10,825	723	11,548

Gross profit	83,577	6,345	89,922

Operating expenses:
Research and development	28,687	417	29,104
Selling and marketing	47,032	5,659	52,691
General and administrative	17,326	588	17,914
Amortization of stock based compensation	1,634	—	1,634
Amortization of intangible assets	4,683	—	4,683
Impairment charge	250,107	—	250,107
Restructuring	14,179	—	14,179
Restatement:
SEC Investigation	—	—	—
Other professional fees	5,107	—	5,107

Total operating expenses	368,755	6,664	375,419

Loss from operations	$(285,178)	$(319)	$(285,497)

Supplemental segment disclosures:
Provision for income taxes	$383	$—	$383

Depreciation and amortization expense	$13,302	$93	$13,395

      The following tables set forth the Company’s supplemental balance sheet information by segment:

	As of January 31, 2003

	Multi-Modal	Retail Certification	Combined

Current assets, net	$195,107	$16,217	$211,324
Property and equipment, net	11,463	501	11,964
Receivable from subsidiaries	17,602	(17,602)	—
Goodwill	101,126	18,301	119,427
Other assets	33,038	2,384	35,422

Total consolidated assets	$358,336	$19,801	$378,137

Current liabilities	$167,439	$12,063	$179,502
Long-term liabilities	7,423	125	7,548

Total liabilities	174,862	12,188	187,050
Stockholders’ equity	183,474	7,613	191,087

Total consolidated liabilities and stockholder’s equity	$358,336	$19,801	$378,137

Supplemental segment disclosures
Capital Expenditures	$8,588	$298	$8,886

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended January 31, 2004

	Multi-Modal	Retail Certification	Combined

	(In thousands)
Revenue	$180,098	$13,377	$193,475
Cost of revenues	17,825	572	18,397

Gross profit	162,273	12,805	175,078

Operating expenses:
Research and development	53,627	—	53,627
Selling and marketing	74,556	12,976	87,532
General and administrative	25,660	2,223	27,883
Legal settlements	93,750	—	93,750
Amortization of stock based compensation	1,986	—	1,986
Amortization of intangible assets	10,072	—	10,072
Impairment charge	—	—	—
Restructuring and other non-recurring items	1,857	—	1,857
Restatement:
SEC investigation	1,898	—	1,898
Other professional fees	14,473	—	14,473

Total operating expenses	277,879	15,199	293,078

Loss from operations	$(115,606)	$(2,394)	$(118,000)

Supplemental segment disclosures:
Provision for income taxes	529	—	529

Depreciation, amortization and stock based compensation expense	$20,908	$479	$21,387

      The following tables set forth the Company’s supplemental balance sheet information by segment:

	As of January 31, 2004

	Multi-Modal	Retail Certification	Combined

Current assets, net	$171,620	$12,298	$183,918
Property and equipment, net	6,272	175	6,447
Goodwill	106,602	19,276	125,878
Other assets	26,135	—	26,135

Total consolidated assets	$310,629	$31,749	$342,378

Current liabilities	$215,111	$17,922	$233,033
Long-term liabilities	23,510	77	23,587

Total liabilities	238,621	17,999	256,620
Stockholders’ equity	72,008	13,750	85,758

Total consolidated liabilities and stockholders’ equity	$310,629	$31,749	$342,378

Supplemental segment disclosures
Capital expenditures	$3,490	$153	$3,643

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended January 31, 2005

	Multi-Modal	Retail Certification	Combined

	(In thousands)
Revenue	$192,135	$20,165	$212,300
Cost of revenues	21,269	455	21,724

Gross profit	170,866	19,710	190,576

Operating expenses:
Research and development	45,306	269	45,575
Selling and marketing	80,147	13,339	93,486
General and administrative	23,286	1,876	25,162
Amortization of stock based compensation	1,191	—	1,191
Amortization of intangible assets	9,575	—	9,575
Impairment charge	—	19,268	19,268
Restructuring	13,361	—	13,361
Restatement:
SEC investigation	2,182	—	2,182
Other professional fees	320	—	320

Total operating expenses	175,368	34,752	210,120

Operating loss	$(4,502)	$(15,042)	$(19,544)

Supplemental segment disclosures:
Provision for income taxes	626	5	631

Depreciation, amortization and stock based compensation expense	$15,447	$98	$15,545

      The following tables set forth the Company’s supplemental balance sheet information by segment:

	As of January 31, 2005

	Multi-Modal	Retail Certification	Combined

Current assets, net	$154,010	$11,600	$165,610
Property and equipment, net	9,011	126	9,137
Goodwill	103,576	—	103,576
Other assets	25,174	—	25,174

Total consolidated assets	$291,771	$11,726	$303,497

Current liabilities	$195,582	$16,782	$212,364
Long-term liabilities	6,174	40	6,214

Total liabilities	201,756	16,822	218,578
Stockholders’ equity	90,015	(5,096)	84,919

Total consolidated liabilities and stockholders’ equity	$291,771	$11,726	$303,497

Supplemental segment disclosures
Capital expenditures	$7,476	$118	$7,594

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographical Reporting
      The Company attributes revenues to different geographical areas on the basis of the location of the customer. Revenues by geographic area are as follows (in thousands):

	Year Ended January 31,

	2003	2004	2005

Revenue:
United States	$80,991	$156,121	$165,871
United Kingdom	9,075	9,785	20,219
Canada	2,345	6,801	8,274
Europe, excluding UK	5,465	14,231	7,244
Australia/ New Zealand	3,260	5,086	6,885
Other (Countries less than 5% individually, by region)	334	1,451	3,807

All Foreign Locations	20,479	37,354	46,429

Total revenue	$101,470	$193,475	$212,300

      Long-lived tangible assets at international facilities are not significant.

(12)	Prepaid Expenses and Other Current Assets
      Prepaid expenses and other current assets in the accompanying consolidated balance sheets consist of the following (in thousands):

	Year Ended
	January 31,

	2004	2005

Accounts receivable other	$2,107	$1,225
Prepaid commissions and recoverable sales draw	12,978	13,613
Prepaid insurances	1,441	1,964
Prepaid facilities	601	617
Reclaimable taxes	2,737	1,731
Prepaid royalties	253	252
Other	4,642	3,257

Total prepaid expenses and other current assets	$24,759	$22,659

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)	Accrued Expenses — Current
      Accrued expenses in the accompanying consolidated balance sheets consist of the following (in thousands):

	Year Ended
	January 31,

	2004	2005

Accrued compensation and benefits	$19,787	$20,415
Course development fees	1,518	2,205
Professional fees	3,410	2,788
Accrued payables	2,703	1,798
Accrued misc. taxes	2,357	238
Accrued merger related costs*	6,919	5,271
Sales tax payable/ VAT payable	2,513	3,864
Accrued royalties	1,351	2,422
Accrued litigation settlements	44,250	15,250
Accrued restructuring	84	8,005
Other accrued liabilities	7,225	4,739

Total accrued expenses	$92,117	$66,995

*	Includes $2,210 and $1,684 of accrued income taxes in January 31, 2004 and 2005, respectively.

(14)	Valuation & Qualifying Accounts

Allowance for Doubtful Accounts (amounts in thousands)

	Balance at	Addition			Balance
	Beginning	Charged			at End
	of Period	to Expense	Adjustment	Other	of Period

Year ended January 31, 2003	$269	$621	$(42)	$—	$848
Year ended January 31, 2004	$848	$459	$(70)	$(166)	$1,071
Year ended January 31, 2005	$1,071	$335	$(23)	$—	$1,383

(15)	Subsequent Events
      The Company, as previously stated in the March 14, 2005 press release, has entered into a non-binding letter of intent with respect to the sale of its retail IT certification business, SmartCertify. In the event the transaction is not consummated as anticipated, the Company will shut down the operation. The Company continues to work on finalizing sale terms with the potential purchaser. As referenced in Note (5), the Company recorded a Goodwill impairment charge of $19.3 in fiscal 2005 million based upon the results of an independent valuation analysis focused on the market for the Company’s Retail Certification business unit.

EXHIBIT INDEX

Exhibit
No.		Title

2.1		Agreement and Plan of Merger, dated as of June 10, 2002, by and among SmartForce Public Limited Company, SkillSoft Corporation and Slate Acquisition Corp. (Incorporated by reference to exhibit 2.1 to SkillSoft PLC’s Current Report on Form 8-K dated June 14, 2002 (File No. 000-25674)).
3.1		Memorandum of Association of SkillSoft PLC as amended on March 24, 1992, March 31, 1995, April 28, 1998, January 26, 2000, July 10, 2001, September 6, 2002 and November 19, 2002 (Incorporated by reference to exhibit 3.1 to SkillSoft PLC’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2002 as filed with the Securities and Exchange Commission on January 21, 2003 (File No. 000-25674)).

3.2		Articles of Association of SkillSoft PLC as amended on July 6, 1995, and April 28, 1998, January 26, 2000, July 10, 2001, September 6, 2002 and November 19, 2002 (Incorporated by reference to exhibit 3.2 to SkillSoft PLC’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2002 as filed with the Securities and Exchange Commission on January 21, 2003 (File No. 000- 25674)).

4.1		Specimen certificate representing the ordinary shares of SkillSoft PLC (Incorporated by reference to exhibit 4.1 to SkillSoft PLC’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 as filed with the Securities and Exchange Commission on April 29, 2003 (File No. 000-25674)).

4.2		Amended and Restated Deposit Agreement (including the form of American Depositary Receipt), dated as of April 13, 1995 as amended and restated as of September 4, 2002, among SkillSoft PLC, The Bank of New York, as Depositary, and each Owner and Beneficial Owner from time to time of American Depositary Receipts issued thereunder (Incorporated by reference to Exhibit 4.1 to SkillSoft PLC’s Current Report on Form 8-K dated September 4, 2002 (File No. 000-256740)).

4.3		Amended and Restated Restricted Deposit Agreement (including the form of American Depositary Receipt), dated as of November 30, 1995 and amended and restated as of September 4, 2002, among SkillSoft PLC, The Bank of New York, as Depositary, and each Owner and Beneficial Owner from time to time of American Depositary Receipts issued thereunder (Incorporated by reference to exhibit 4.2 to SkillSoft PLC’s Current Report on Form 8-K dated September 4, 2002 (File No. 000-25674)).

4.4		Restricted Deposit Agreement (B) dated as of June 8, 1998 and amended and restated as of September 4, 2002 among SkillSoft PLC, The Bank of New York, and the owners and beneficial owners of Restricted American Depositary Receipts (Incorporated by reference to Exhibit 4.3 to SkillSoft PLC’s Current Report on Form 8-K dated September 4, 2002 (File No. 000-25674)).

4.5		Declaration of Subscription Rights dated as of October 4, 1998 (Incorporated by reference to exhibit 4.1 to SkillSoft PLC’s Report on Form 8-A filed with the Securities and Exchange Commission on October 5, 1998).

4.6		Amendment to Declaration of Subscription Rights, dated as of June 10, 2002, of SkillSoft PLC (Incorporated by reference to exhibit 4.1 to SkillSoft PLC’s Current Report on Form 8-K dated June 10, 2002 (File No. 000-25674)).

4.7		Second Amendment to Declaration of Subscription Rights, dated as of October 9, 2002, of SkillSoft PLC (Incorporated by reference to exhibit 4.2 to SkillSoft PLC’s Current Report on Form 8-K dated June 10, 2002 (File No. 000-25674)).

10	.1**	1990 Share Option Scheme (Incorporated by reference to exhibit 10.1 to SkillSoft PLC’s Registration Statement on Form F-1 declared effective with the Securities and Exchange Commission on April 13, 1995 (File No. 333-89904)).

10	.2**	1994 Share Option Plan (Incorporated be reference to exhibit 10.2 to SkillSoft PLC’s Registration Statement on Form F-1 declared effective with the Securities and Exchange Commission on April 13, 1995 (File No. 333-89904)).

Exhibit
No.		Title

10	.3**	1995 Employee Share Purchase Plan (Incorporated by reference to exhibit 10.3 to SkillSoft PLC’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002 as filed with the Securities and Exchange Commission on August 14, 2002 (File No. 000-25674)).

10	.4**	Form of Indemnification Agreement between CBT Systems USA, Ltd. (formerly, Thornton Holdings, Ltd.) and its directors and officers dated as of April 1995 (Incorporated by reference to exhibit 10.5 to SkillSoft PLC’s Registration Statement on Form F-1 declared effective with the Securities and Exchange Commission on April 13, 1995 (File No. 333-89904)).

10	.5**	Form of Indemnification Agreement between SmartForce (USA) and its directors and officers dated as of September 6, 2002 (Incorporated by reference to exhibit 10.5 to SkillSoft PLC’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 as filed with the Securities and Exchange Commission on April 29, 2003 (File No. 000-25674)).

10	.6**	1996 Supplemental Stock Plan (Incorporated by reference to exhibit 10.16 to SkillSoft PLC’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 as filed with the Securities and Exchange Commission on March 30, 1997 (File No. 0-25674)).

10	.7**	2002 Share Option Plan (Incorporated by reference to exhibit 10.34 to SkillSoft PLC’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002 as filed with the Securities and Exchange Commission on August 14, 2002 (File No. 000-256740)).

10	.8**	2001 Outside Director Option Plan (Incorporated by reference to exhibit 10.1 to SkillSoft PLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 as filed with the Securities and Exchange Commission on November 14, 2001 (File No. 000-25674)).

10.9		Agreement and Release, effective as of September 13, 2002, between SmartForce PLC and Jeff Newton (Incorporated by reference to exhibit 10.5 to SkillSoft PLC’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2002 as filed with the Securities and Exchange Commission on January 21, 2003 (File No. 000-25674)).

10.10		Separation Agreement and Release, effective as of May 8, 2002, between SmartForce PLC and Thomas Francis McKeagney (Incorporated by reference to exhibit 10.6 to SkillSoft PLC’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2002 as filed with the Securities and Exchange Commission on January 21, 2003 (File No. 000-25674)).

10	.11**	Amended and Restated Employment Agreement dated June 10, 2002 between SkillSoft PLC and Gregory M. Priest (Incorporated by reference to exhibit 10.30 to SkillSoft PLC’s Amendment No. 1 to Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on July 30, 2002 (File No. 333-90872)).

10	.12**	Employment Agreement dated June 10, 2002 between SkillSoft PLC and Charles E. Moran (Incorporated by reference to exhibit 10.31 to SkillSoft PLC’s Amendment No. 1 to Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on July 30, 2002 (File No. 333-90872)).

10	.13**	Employment Agreement dated as of June 10, 2002 between SkillSoft PLC and Jerald A. Nine, Jr. (Incorporated by reference to exhibit 10.33 to SkillSoft PLC’s Amendment No. 1 to Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on July 30, 2002 (File No. 333-90872)).

10.14		Registration Rights Agreement dated as of June 10, 2002 between SkillSoft PLC and Warburg Pincus Ventures, L.P. (Incorporated by reference to exhibit 10.27 to SkillSoft PLC’s Amendment No. 1 to Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on July 30, 2002 (File No. 333-90872)).

10	.15**	Employment Agreement dated January 12, 1998 between SkillSoft Corporation and Mark A. Townsend (Incorporated by reference to exhibit 10.15 to SkillSoft PLC’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 as filed with the Securities and Exchange Commission on April 29, 2003 (File No. 000-25674)).

10	.16**	Employment Agreement dated January 12, 1998 between SkillSoft Corporation and Thomas J. McDonald (Incorporated by reference to exhibit 10.16 to SkillSoft PLC’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 as filed with the Securities and Exchange Commission on April 29, 2003 (File No. 000-25674)).

Exhibit
No.		Title

10	.17**	Employment Agreement dated effective September 6, 2002 between SkillSoft PLC and Colm Darcy (Incorporated by reference to exhibit 10.17 to SkillSoft PLC’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 as filed with the Securities and Exchange Commission on April 29, 2003 (File No. 000-25674)).

10.18		Lease dated February 18, 1998, as amended, between SkillSoft Corporation and Five N Associates (Incorporated by reference to exhibit 10.18 to SkillSoft PLC’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 as filed with the Securities and Exchange Commission on April 29, 2003 (File No. 000-25674)).

10.19		Fifth Supplemental Agreement dated November 26, 2001 to the Lease between SkillSoft Corporation and Five N Associates (Incorporated by reference to exhibit 10.19 to SkillSoft PLC’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 as filed with the Securities and Exchange Commission on April 29, 2003 (File No. 000-25674)).

10.20		Lease dated May 25, 2001 between 1987 Tamposi Limited Partnership and SkillSoft Corporation (Incorporated by reference to exhibit 10.20 to SkillSoft PLC’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 as filed with the Securities and Exchange Commission on April 29, 2003 (File No. 000-25674)).

10	.21***	Fleet National Bank Commercial Loan Agreement, dated as of June 24, 2003, by and among SkillSoft Corporation, SkillSoft PLC and Fleet National Bank (Incorporated by reference to exhibit 10.1 to SkillSoft PLC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003 as filed with the Securities and Exchange Commission on September 15, 2003 (File No. 000-25674)).

10.22		Revolving Line of Credit Promissory Note payable to Fleet National Bank, dated June 24, 2003, executed by SkillSoft Corporation and SkillSoft PLC (Incorporated by reference to exhibit 10.2 to SkillSoft PLC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003 as filed with the Securities and Exchange Commission on September 15, 2003 (File No. 000-25674)).

10.23		Security Agreement, dated as of June 24, 2003, by and between SkillSoft Corporation and Fleet National Bank (Incorporated by reference to exhibit 10.3 to SkillSoft PLC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003 as filed with the Securities and Exchange Commission on September 15, 2003 (File No. 000-25674)).

10.24		Settlement Agreement and General Release, dated as of July 21, 2003, by and between The Thompson Corporation, National Educational Training Group and SkillSoft Corporation (Incorporated by reference to exhibit 10.4 to SkillSoft PLC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003 as filed with the Securities and Exchange Commission on September 15, 2003 (File No. 000-25674)).

10.25		Stipulation of Settlement, dated November 26, 2003 (Incorporated by reference to exhibit 10.1 to SkillSoft PLC’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2003 as filed with the Securities and Exchange Commission on December 15, 2003 (File No. 000-25674)).

10	.26**	Indemnification Agreement, dated November 13, 2003, by and between SkillSoft Corporation and P. Howard Edelstein (Incorporated by reference from exhibit 10.2 to SkillSoft PLC’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2003 as filed with the Securities and Exchange Commission on December 15, 2003 (File No. 000-25674)).

10	.27**	Indemnification Agreement, dated March 4, 2004, by and between SkillSoft Corporation and William Meagher. (Incorporated by reference from exhibit 10.27 to SkillSoft PLC’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004 as filed with the Securities and Exchange Commission on April 15, 2004 (File No. 000-25674)).

10	.28†**	Summary of Director Compensation

10.29		Lease agreement, dated June 9, 2004, by and between Hewlett-Packard Company and SkillSoft Corporation (Incorporated by reference to exhibit 10.1 to SkillSoft PLC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004 as filed with the Securities and Exchange Commission on September 9, 2004 (File No. 000-25674)).

Exhibit
No.		Title

10.30		Loan and Security Agreement, dated July 23, 2004, by and between Silicon Valley Bank, SkillSoft Corporation, SmartCertify Direct Inc. and Books247.com, Inc. (Incorporated by reference to exhibit 10.2 to SkillSoft PLC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004 as filed with the Securities and Exchange Commission on September 9, 2004 (File No. 000-25674)).

10	.31**	Form of Director Option Agreement for initial grants under the 2001 Director Option Plan (Incorporated by reference to exhibit 10.3 to SkillSoft PLC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004 as filed with the Securities and Exchange Commission on September 9, 2004 (File No. 000-25674)).

10	.32**	Form of Director Option Agreement for subsequent grants under the 2001 Director Option Plan (Incorporated by reference to exhibit 10.4 to SkillSoft PLC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004 as filed with the Securities and Exchange Commission on September 9, 2004 (File No. 000-25674)).

10	.33**	Form of Option Agreement under 2002 Share Option Plan (Incorporated by reference to exhibit 10.5 to SkillSoft PLC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004 as filed with the Securities and Exchange Commission on September 9, 2004 (File No. 000-25674)).

10	.34†**	Summary of Fiscal 2006 Executive Incentive Compensation Program.

21	.1†	List of Significant Subsidiaries.

23	.1†	Consent of Ernst & Young LLP

31	.1†	Certification of SkillSoft PLC’s Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934.

31	.2†	Certification of SkillSoft PLC’s Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934.

32	.1†	Certification of SkillSoft PLC’s Chief Executive Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) under the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2†	Certification of SkillSoft PLC’s Chief Financial Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) under the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

**	Denotes management or compensatory plan or arrangement required to be filed by registrant pursuant to Item 15(c) of this report on Form 10-K.

***	Confidential treatment requested for certain portions, which portions have been separately filed with the Securities and Exchange Commission.