Form 10-Q
period 2005-04-30
SKILLSOFT PUBLIC LIMITED CO
filed 2005-06-08
CIK 940181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                       TO

COMMISSION FILE NUMBER 000-25674

SKILLSOFT PUBLIC LIMITED COMPANY

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

REPUBLIC OF IRELAND (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	N/A (I.R.S. EMPLOYER IDENTIFICATION NO.)

107 NORTHEASTERN BOULEVARD	03062
NASHUA, NEW HAMPSHIRE
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (603) 324-3000

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

On May 31, 2005, the registrant had outstanding 106,819,173 Ordinary Shares (issued or issuable in exchange for the registrant’s outstanding American Depository Shares).

SKILLSOFT PLC

FORM 10-Q
FOR THE QUARTER ENDED APRIL 30, 2005
INDEX

PART I

ITEM 1. — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SKILLSOFT PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED, IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	APRIL 30,	JANUARY 31,
	2005	2005
ASSETS

Current assets:
Cash and cash equivalents	$47,698	$34,906
Short-term investments	19,813	20,021
Restricted cash	983	994
Accounts receivable, net	48,491	87,030
Prepaid expenses and other current assets	22,284	22,659

Total current assets	139,269	165,610
Property and equipment, net	8,775	9,137
Intangible assets, net	15,173	16,171
Goodwill	102,246	103,576
Long-term investments	2,590	8,943
Other assets	59	60

Total Assets	$268,112	$303,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,551	$5,361
Accrued expenses	51,104	66,995
Deferred revenue	122,288	140,008

Total current liabilities	179,943	212,364
Long term liabilities	5,170	6,214
Stockholders’ equity:
Ordinary Shares, E0.11 par value: 250,000,000 shares authorized at April 30, 2005 and January 31, 2005, respectively; 106,794,824 and 106,207,818 shares issued and outstanding at April 30, 2005 and January 31, 2005, respectively	11,700	11,617
Additional paid-in capital	560,547	559,052
Treasury stock, at cost, 2,285,271 and 443,757 ordinary shares at April 30, 2005 and January 31, 2005, respectively	(8,686)	(2,523)
Accumulated deficit	(478,562)	(481,029)
Deferred compensation	(1,120)	(1,358)
Accumulated other comprehensive loss	(880)	(840)

Total stockholders’ equity	82,999	84,919

Total Liabilities and Stockholders’ Equity	$268,112	$303,497

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED, IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	THREE MONTHS ENDED
	April 30,
	2005	2004
Revenue	$53,327	$52,817
Cost of revenue	5,834	5,078

Gross profit	47,493	47,739
Operating expenses:
Research and development	9,869	9,444
Selling and marketing	24,030	24,362
General and administrative	6,276	6,054
Amortization of intangible assets and FAS 86 assets	2,246	2,422
Amortization of stock-based compensation (1)	237	348
Restructuring	703	147
Restatement:
SEC investigation	250	324
Other professional fees	—	114

Total operating expenses	43,611	43,215

Operating income	3,882	4,524
Other expense, net	(110)	(179)
Interest income, net	295	123
Loss on sale of assets, net	(681)	—

Income before provision for income taxes	3,386	4,468
Provision for income taxes	919	1,265

Net income	$2,467	$3,203

Net income per share (Note 9):
Basic	$0.02	$0.03

Basic weighted average common shares outstanding	105,662,213	103,163,380

Diluted	$0.02	$0.03

Diluted weighted average common shares outstanding	105,877,094	110,392,610

(1)	The following summarizes the departmental allocation of the stock-based compensation

	THREE MONTHS ENDED
	April 30,
	2005	2004
Cost of revenue	$—	$—
Research and development	48	79
Selling and marketing	181	256
General and administrative	8	13

	$237	$348

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT PLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, IN THOUSANDS)

	THREE MONTHS ENDED
	APRIL 30,
	2005	2004
Cash flows from operating activities:
Net income	$2,467	$3,203
Adjustments to reconcile net income to net cash provided by operating activities -
Stock-based compensation	237	348
Depreciation and amortization	1,226	1,293
Amortization of intangible assets and FAS 86 assets	2,246	2,422
Provision for bad debts	(226)	(62)
Loss on disposition	681	—
Provision for income tax — non-cash	785	1,124
Changes in current assets and liabilities:
Accounts receivable, net	38,835	27,913
Prepaid expenses and other current assets	286	3,430
Accounts payable	760	(1,431)
Accrued expenses	(16,192)	(14,381)
Deferred revenue	(17,861)	(15,189)

Net cash provided by operating activities	13,244	8,670
Cash flows from investing activities:
Purchases of property and equipment	(979)	(2,225)
Capitalized software development costs	(1,247)	—
Purchases of investments	(3,748)	(16,726)
Maturity of investments	10,225	14,508

Net cash provided by (used in) investing activities	4,251	(4,443)
Cash flows from financing activities:
Exercise of stock options	242	12,452
Proceeds from employee stock purchase plan	1,336	1,675
Payments to acquire treasury stock	(6,163)	—

Net cash (used in) provided by financing activities	(4,585)	14,127
Effect of exchange rate changes on cash and cash equivalents	(118)	(430)

Net increase in cash and cash equivalents	12,792	17,924
Cash and cash equivalents, beginning of period	34,906	42,866

Cash and cash equivalents, end of period	$47,698	$60,790

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

2. BASIS OF PRESENTATION

The accompanying, unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all material adjustments (consisting only of those of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of April 30, 2005, the results of its operations for the three months ended April 30, 2005 and 2004 and its cash flows for the three months ended April 30, 2005 and 2004. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

3. CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND INVESTMENTS

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. At April 30, 2005 and January 31, 2005, cash equivalents consisted mainly of commercial paper, short-term notes and money market funds. The Company considers the cash held in certificates of deposit with a commercial bank to secure its line of credit to be restricted cash. The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115). Under SFAS No. 115, securities that the Company does not intend to hold to maturity are reported at market value, and are classified as available-for-sale. At April 30, 2005, the Company’s investments had an average maturity of approximately 143 days. These investments are classified as current assets in the accompanying consolidated balance sheets as they mature within one year.

4. REVENUE RECOGNITION

The Company generates revenue from the license of products and services and from providing hosting/application service provider (ASP) services.

The Company follows the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, “Software Revenue Recognition” as amended by SOP 98-4 and SOP 98-9 to account for revenue derived pursuant to license agreements under which customers license the Company’s products and services. The pricing for the Company’s courses varies based upon the number of course titles or the courseware bundle licensed by a customer, the number of users within the customer’s organization and the length of the license agreement (generally one, two or three years). License agreements permit customers to exchange course titles, generally on the contract anniversary date. Additional product features, such as hosting and online mentoring services, are separately licensed for an additional fee.

The pricing for the Company’s SkillChoice multi-modal learning (SMML) licenses varies based on the choice of SMML, the content offering selected by the customer, the number of users within the customer’s organization and the length of the license agreement. A SMML license provides customers access to a full range of learning products including courseware, Referenceware, simulations, mentoring and prescriptive assessment.

A Referenceware license gives users access to a full Referenceware library within one or more Referenceware collections (examples of which are; ITPro, BusinessPro, FinancePro and OfficeEssentials) from Books24x7.com, Inc. (Books). The pricing for the Company’s Referenceware licenses varies based on the collections specified by a customer, the number of users within the customer’s organization and the length of the license agreement.

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

The Company generally bills the annual license fee for the first year of a multi-year license agreement in advance and license fees for subsequent years of multi-year license arrangements are billed on the anniversary date of the agreement. Occasionally, the Company bills customers on a quarterly basis. In some circumstances, the Company offers payment terms of up to six months from the initial shipment date or anniversary date for multi-year license agreements to its customers. To the extent that a customer is given extended payment terms (defined by the Company as greater than six months), revenue is recognized as cash becomes due, assuming all of the other elements of revenue recognition have been satisfied.

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

The Company records reimbursable out-of-pocket expenses in both maintenance and services revenues and as a direct cost of maintenances and services in accordance with Emerging Issues Task Force (EITF) Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred (“EITF 01-14”). EITF 01-14 requires reimbursable out-of-pocket expenses incurred to be characterized as revenue in the income statement.

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

5. ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for its stock-based employee compensation plans on the intrinsic value method under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related Interpretations under APB No. 25. The Company provided pro forma disclosures only of the compensation expense determined under the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123).

See Note 15 for a description of FASB Statement No. 123 (revised 2004), Share-Based Payment.

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

	THREE MONTHS ENDED
	APRIL 30,
	2005	2004
Risk-free interest rates	3.97% - 4.33%	3.31%-3.89%
Expected dividend yield	—	—
Volatility factor	76%	91%
Expected lives	7 years	7 years
Weighted average fair value of options granted	$2.72	$9.61
Weighted average remaining contractual life of options outstanding	6.58 years	7.55 years

Had compensation expense for its plans been determined consistent with SFAS No. 123, the Company’s net income/(loss) and basic and diluted net income/(loss) per share would have been increased to the following pro forma amounts (in thousands, except per share data):

	THREE MONTHS ENDED
	APRIL 30,
	2005	2004
Net income —
As reported	$2,467	$3,203
Add: Stock-based compensation expense recognized under APB No. 25	237	348
Less: Total stock-based compensation expense determined under fair value based method for all awards	(4,809)	(6,233)

Pro forma net loss	$(2,105)	$(2,682)

Basic and diluted net income (loss) per share —
As reported	$0.02	$0.03

Pro forma net loss	$(0.02)	$(0.03)

Because additional option grants are expected to be made in future periods, the above pro forma disclosures may not be representative of pro forma effects on results for future periods.

6. RESTRUCTURING AND OTHER NON-RECURRING CHARGES

MERGER AND EXIT COSTS

In connection with the Merger, the Company’s management approved and initiated plans prior to December 31, 2002 to restructure the operations of pre-Merger SmartForce PLC to eliminate redundant facilities and headcount, reduce cost structure and better align the Company’s operating expenses with existing economic conditions. Consequently, the Company recorded $30.3 million of costs relating to exiting activities of pre-Merger SmartForce PLC, such as severance and related benefits, costs to vacate leased facilities and other pre-Merger liabilities. These costs were accounted for under EITF 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations.” These costs, which were recognized as a liability assumed in the purchase business combination, were included in the allocation of the purchase price, and have increased goodwill.

The reductions in employee headcount totaled approximately 632 employees from the administrative, sales, marketing and development functions, and amounted to a charge of approximately $14.4 million. Approximately $12.5 million was paid out against the exit plan accrual through April 30, 2005, and the remaining amount of $1.8 million, net of adjustments for foreign currency translation, is expected to be paid within fiscal 2006.

In connection with the exit plan, the Company decided to abandon or downsize certain leased facilities. For the year ended January 31, 2003, facilities consolidation charges of $12.7 million, consisting of sublease losses, broker commissions and other facility costs, were recorded in connection with the downsizing and closing of sites. As part of the plan, 11 sites have been vacated and 4 sites have been downsized. To determine the sublease loss, which is the loss after the Company’s cost recovery efforts from subleasing vacated space, certain assumptions were made related to the (1) time period over which the property will remain vacant, (2) sublease terms and (3) sublease rates. The lease loss is an estimate under SFAS No. 5 “Accounting for Contingencies” (SFAS No. 5). In the year ended January 31, 2004, the Company revised certain of its estimates made in connection with the original purchase price pertaining to unoccupied facilities under lease as a result of the Merger. This adjustment to the exit plan accrual fell within the one year purchase price allocation period prescribed by SFAS No. 141 “Business Combinations” (SFAS No. 141). In the fiscal year ended January 31, 2005, the Company again revised certain of its estimates made in connection with the original purchase price pertaining to unoccupied facilities under lease as a result of the Merger. This adjustment to the exit accrual fell outside the one year purchase price allocation period and was charged to restructuring which is included in the statement of operations The net present value of the obligation under this exit plan, as adjusted, was approximately $14.6 million.

Activity in the Company’s merger and exit costs, which are included in accrued expenses (see Note 13) and long-term liabilities, was as follows (in thousands):

	EMPLOYEE
	SEVERANCE AND	CLOSEDOWN OF
	RELATED COSTS	FACILITIES	OTHER	TOTAL
Merger and exit accrual January 31, 2005	$1,955	$6,552	$334	$8,841
Payments and other adjustments made during the three months ended April 30, 2005	(116)	(1,356)	(79)	(1,551)

Merger and exit accrual April 30, 2005	$1,839	$5,196	$255	$7,290

The Company anticipates that the remainder of the merger and exit accrual will be paid out by October 2011 as follows (in thousands):

Year ended January 31,
2006	$3,268
2007	1,374
2008	1,093
2009	816
Thereafter	739

Total	$7,290

RESTRUCTURING, SEC INVESTIGATION AND OTHER PROFESSIONAL FEES

The Company recorded a $14.2 million restructuring charge for the fiscal year ended January 31, 2003, which was included in the statement of operations, approximately $10.2 million of this charge represents the compensation cost of terminated SmartForce PLC employees for services rendered from the date of the Merger through such employees’ termination dates and certain other compensation costs to terminated and continuing employees of the Company. Also included in the $14.2 million charge are certain other one time costs incurred by SkillSoft Corporation as a result of the Merger. These costs primarily consist of employee severance and related costs and contractual obligations. Payments made under these obligations during the years ended January 31, 2003, 2004 and 2005 aggregated approximately $11.5 million, $2.6 million, and $100,000, respectively.

During the fiscal year ended January 31, 2005, the Company recorded and paid an additional $260,000 of restructuring charges related to the further restructuring of the pre-Merger SmartForce PLC operations. These restructuring costs included additional compensation to pre-Merger SmartForce PLC employees as well as additional facilities obligations as a result of the Merger.

The Company recorded a $13.4 million restructuring charge for the fiscal year ended January 31, 2005, which was included in the statement of operations. Approximately $9.3 million of this charge represents contractual obligations, and included in this amount is approximately $528,000 of merger and exit costs incurred during the fiscal year ended January 31, 2005. These costs primarily relate to facilities consolidation and the repayment of government grant obligations resulting from the restructuring. Approximately $3.4 million represents the compensation cost of terminated employees for services rendered from the date of the restructuring through termination dates and one time severance payouts and approximately $400,000 is related to the write-down of fixed assets rendered obsolete as a result of the restructuring activities.

The Company recorded a $703,000 restructuring charge for the fiscal quarter ended April 30, 2005, which is included in the statement of operations, related to our retail certification business. Approximately $350,000 of this charge represents contractual obligations, which primarily relate to the shut down of facilities resulting from the restructuring. Approximately $353,000 represents the compensation cost of terminated employees for services rendered from the date of restructuring through termination dates and one time severance payouts.

Activity in the Company’s restructuring accrual related to the Merger in fiscal 2005 and 2006 was as follows (in thousands):

	EMPLOYEE
	SEVERANCE
	AND RELATED	CONTRACTUAL
	COSTS	OBLIGATIONS	TOTAL
Restructuring accrual January 31, 2005	$624	$8,744	$9,368
Payments and write downs made during the quarter ended April 30, 2005	(577)	(2,244)	(2,821)
Restructuring charge for the quarter ended April 30, 2005	353	350	703

Restructuring provision April 30, 2005	$400	$6,850	$7,250

Consistent with the Company’s accounting policy and historical treatment regarding annual audit fees, the Company accrued the estimated audit fees related to the restatement of the historical SmartForce PLC financial statements, the acquired business, in the year ended January 31, 2003. All other costs associated with the restatement, the resulting SEC investigation, and the 2002 shareholder class action lawsuit are expensed as the work is performed. For the fiscal quarter ended April 30, 2005 and 2004, the Company recorded $250,000 and $324,000, respectively, in expenses related to the ongoing SEC investigation. For the fiscal quarter ended April 30, 2004, the Company recorded $114,000 in expense related to the re-filing of statutory tax returns as a result of the restatement of the historical SmartForce PLC financial statements.

7. GOODWILL AND INTANGIBLE ASSETS

On February 1, 2002, the Company adopted SFAS No. 142, which requires companies to discontinue amortizing goodwill and certain intangible assets with indefinite useful lives and requires an annual review for impairment. The non-amortization provisions of SFAS

No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. The Company’s goodwill and intangible assets relate to both the Merger and its acquisitions of Books 24x7.com, Inc (Books) and GoTrain Corp. (GoTrain), which were accounted for in accordance with the non-amortization provisions of SFAS No. 142. Therefore, there is no impact on the comparability of the accompanying condensed consolidated statements of operations as a result of discontinuing the amortization of goodwill.

Goodwill and intangible assets are as follows (in thousands):

	APRIL 30, 2005			JANUARY 31, 2005
	GROSS		NET	GROSS		NET
	CARRYING	ACCUMULATED	CARRYING	CARRYING	ACCUMULATED	CARRYING
	AMOUNT	AMORTIZATION	AMOUNT	AMOUNT	AMORTIZATION	AMOUNT
Internally developed software/courseware	$27,857	$18,175	$9,682	$26,610	$16,476	$10,134
Customer contracts	13,018	8,427	4,591	13,018	7,881	5,137
Trademarks and trade name	900	—	900	900	—	900

	41,775	26,602	15,173	40,528	24,357	16,171
Goodwill	102,246	—	102,246	103,576	—	103,576

	$144,021	$26,602	$117,419	$144,104	$24,357	$119,747

Customer contracts are existing contracts that relate to underlying customer relationships pertaining to the services provided by the acquired company. The Company expects to amortize the fair value of customer contracts on an accelerated basis over a weighted average estimated useful life. Internally developed software/courseware relates to the Books platform, GoTrain content and platform, the SmartForce PLC content and costs incurred subsequent to technological feasibility and prior to general release for the development of SkillSoft Dialogue capitalized under FAS 86. Course content includes courses in both the business skills and information technology skills subject areas. All courseware is deployable via the Internet or corporate intranets.

The change in goodwill at April 30, 2005 from the amount recorded at January 31, 2005 was due to revisions to the purchase price accruals, collections of accounts receivable in excess of the estimated realizable value at the purchase date and the Company’s utilization of net operating loss carryforwards obtained as part of the Merger.

Amortization expense for the three months ended April 30, 2005 and April 30, 2004 was as follows (in thousands):

	THREE MONTHS ENDED	THREE MONTHS ENDED
	APRIL 30, 2005	APRIL 30, 2004
Internally developed software/courseware	$1,699	$1,740
Customer contracts	546	682

	$2,245	$2,422

Amortization expense for the next four fiscal years is expected to be as follows (in thousands):

FISCAL YEAR	AMORTIZATION EXPENSE
2006	$9,112
2007	5,969
2008	1,425
2009	12

The Company will be conducting its annual impairment test of goodwill in the fourth quarter of the fiscal year ending January 31, 2006.

8. COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, “Reporting Comprehensive Income”, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period resulting from transactions, other events and circumstances related to non-owner sources. The components of accumulated comprehensive income/(loss) for the three months ended April 30, 2005 and 2004 were as follows (in thousands):

	THREE MONTHS ENDED
	APRIL 30,
	2005	2004
Comprehensive income:
Net income	$2,467	$3,203
Other comprehensive income/(loss) -
Foreign currency adjustment	(793)	69
Unrealized holding losses	(87)	(200)

Comprehensive income	$1,587	$3,072

9. NET INCOME PER SHARE

Basic net income per share was computed using the weighted average number of shares outstanding during the period. Diluted net income per share was computed by giving effect to all dilutive potential shares outstanding. The weighted average number of shares outstanding used to compute basic net income per share and diluted net income per share was as follows:

	THREE MONTHS ENDED
	APRIL 30,
	2005	2004
Basic weighted average shares outstanding	105,662,213	103,163,380
Effect of dilutive shares outstanding	214,881	7,229,230

Weighted average common shares outstanding, as adjusted	105,877,094	110,392,610

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

The provision for income tax was approximately $900,000 in the fiscal quarter ended April 30, 2005. Of this amount, $785,000 relates to the utilization of acquired NOL carryforwards which do not alleviate tax burden in the statement of operations. The $785,000 does not require cash payments to the taxing authorities. In addition, there is income generated in foreign countries, which cannot be offset through NOL carryforwards.

11. COMMITMENTS AND CONTINGENCIES

The Company leases its facilities and certain equipment and furniture under operating lease agreements that expire at various dates through 2023. The lease agreements frequently include renewal clauses, escalation clauses and purchase provisions and require the Company to pay taxes, insurances and maintenance costs.

Future minimum lease payments under the operating lease agreements are approximately as follows (in thousands):

	Facilities	Other	Total
Twelve month period ended April 30:
2006	$5,389	$413	$5,802
2007	4,893	168	5,061
2008	4,632	21	4,653
2009	3,523	9	3,532
2010	1,590	—	1,590
Thereafter	15,243	—	15,243

	$35,270	$611	$35,881

On or about February 4, 2003, the SEC informed the Company that it is the subject of a formal order of private investigation relating to its November 19, 2002 announcement that it would restate the financial statements of SmartForce PLC for the period 1999 through June 2002. The Company understands that the SEC’s investigation concerns SmartForce’s financial disclosure and accounting during that period, other related matters, compliance with rules governing reports required to be filed with the SEC, and the conduct of those responsible for such matters. On June 2, 2005, the Boston District Office of the SEC informed the Company that it had made a preliminary determination to recommend that the SEC bring a civil injunctive action against the Company. Under the SEC’s rules, the Company is permitted to make a so-called Wells Submission in which the Company seeks to persuade the SEC that no such action should be commenced. The Company intends to make such a submission. The Company continues to cooperate with the SEC in this matter. At the present time the Company is unable to predict the outcome of this action and as such has not determined what, if any, impact it may have on its financial statements.

On November 18, 2004, Jody Glidden, Michael LeBlanc and Trish Glidden filed a lawsuit against the Company, David C. Drummond, Gregory M. Priest, Patrick E. Murphy and Jack Hayes in the United States District Court for the Northern District of California. The plaintiffs had previously opted out of the class action settlement that received final approval from the court on September 29, 2004. The lawsuit sets forth substantially the same claims as were alleged in the class action litigation. In particular, the lawsuit alleges that the Company misrepresented or omitted to state material facts in its SEC filings and press releases regarding the Company’s revenues and earnings and failed to correct such false and misleading SEC filings and press releases, which are alleged to have artificially inflated the price of the Company’s ADSs in connection with its acquisition of IC Global in early 2001. The lawsuit seeks compensatory damages of approximately $3.7 million and other unspecified damages. The Company believes that it has meritorious defenses to this lawsuit and intends to defend ourselves vigorously.

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

12. DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE

The Company follows the provisions of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (SFAS No. 131). SFAS No. 131 established standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also established standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company’s chief operating decision makers, as defined under SFAS No. 131, are the Chief Executive Officer and the Chief Financial Officer. The Company views its operations and manages its business as principally two operating segments — SMML and Retail Certification. On April 29, 2005, the Company sold certain assets and transferred certain liabilities related to its Retail Certification business and incurred a $681,000 loss on disposition.

The following tables set forth the Company’s statements of operations for the fiscal quarters ended April 30, 2005 and 2004:

	Quarter Ended April 30, 2005
	Multi-Modal	Retail Certification	Combined
	(In thousands)
Revenue	$48,050	$5,277	$53,327
Net income/(loss)	$3,702	$(1,235)	$2,467

	Quarter Ended April 30, 2004
	Multi-Modal	Retail Certification	Combined
	(In thousands)
Revenue	$48,233	$4,584	$52,817
Net income	$3,106	$97	$3,203

The Company attributes revenues to different geographical areas on the basis of the location of the customer. Revenues by geographical area for the three month periods ended April 30, 2005 and 2004 were as follows (in thousands):

	THREE MONTHS ENDED
	APRIL 30,
	2005	2004
Revenue:
United States	$41,971	$40,922
United Kingdom	5,587	4,279
Canada	2,172	2,037
Europe, excluding UK	1,339	2,463
Australia/New Zealand	1,871	1,747
Other	387	1,369

Total revenue	$53,327	$52,817

Long-lived tangible assets at international facilities are not significant.

13. ACCRUED EXPENSES

Accrued expenses in the accompanying condensed combined balance sheets consist of the following (in thousands):

	APRIL 30, 2005	JANUARY 31, 2005
Accrued compensation and benefits	$9,588	$20,415
Course development fees	1,309	2,205
Professional fees	4,435	2,788
Accrued payables	771	1,798
Accrued misc. taxes	57	238
Accrued merger related costs*	4,183	5,271
Sales tax payable/VAT payable	2,694	3,864
Accrued royalties	2,645	2,422
Accrued litigation settlements	15,250	15,250
Accrued restructuring	5,619	8,005
Other accrued liabilities	4,553	4,739

Total accrued expenses	$51,104	$66,995

*	Includes $1,705 of accrued income taxes

14. LINE OF CREDIT

On July 23, 2004, the Company entered into a $25 million two year, line of credit with a bank. Under the terms of the line of credit, the bank holds a first security interest in all domestic business assets. All borrowings under the line of credit bear interest at the bank’s prime rate. The facility is subject to a commitment fee of $50,000 to secure the line of credit and unused commitment fees of 0.125% based upon the daily average of un-advanced amounts under the revolving line of credit. The Company paid approximately $2,900 in unused commitment fees for the quarter ended April 30, 2005. In addition, the line of credit contains certain financial and non-financial covenants. At January 31, 2005, the Company was unable to attain one of the financial covenants set forth in the line of credit. With a net loss of approximately $29.1 million for the quarter ended January 31, 2005, the Company did not meet the “minimum quarterly profitability” of $6.5 million for the fourth quarter. The Company was unable to meet the financial covenant due to the restructuring and impairment charges recorded in the fourth quarter. The bank agreed to amend the original loan agreement and issue a first loan modification agreement. The first loan modification agreement has been executed and the Company is currently in compliance with all covenants. Also, the line of credit provides that in the event of a Material Adverse Change (as defined in the line of credit), the lender has the ability to call amounts outstanding under the line of credit. As of April 30, 2005, there were no borrowings on the line of credit; however, the Company had an outstanding letter of credit of $15.5 million that reduced the availability under the line of credit. Letters of credit are subject to commission fees of 0.75% as well as administrative costs. The Company did not pay any letters of credit fees for the fiscal quarter ended April 30, 2005.

15. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

Statement 123(R) is effective for the first quarter of the first fiscal year that begins after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on February 1, 2006.

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

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Any statement in this Quarterly Report on Form 10-Q about our future expectations, plans and prospects, including statements containing the words “believes,” “anticipates,” “plans,” “expects,” “will” and similar expressions, constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including those set forth in this Item 2 under the heading “Future Operating Results.”

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q.

OVERVIEW

We are a leading provider of content resources and complementary technologies for integrated enterprise learning. SkillChoice multi-modal learning (SMML) solutions offer powerful tools to support and enhance the speed and effectiveness of both formal and informal learning processes. SMML solutions integrate our in-depth courseware, learning management platform technology and support services to meet our customers’ learning needs.

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

A Referenceware license from our subsidiary, Books24x7.com (Books), gives users access to a full Referenceware library within one or more Referenceware collections (examples of which are: ITPro, BusinessPro, FinancePro and OfficeEssentials). The pricing for our Referenceware licenses varies based on the collections specified by a customer, the number of users within the customer’s organization and the length of the license agreement.

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

Cost of revenue includes the cost of materials (such as storage media), packaging, shipping and handling, CD duplication, the cost of online mentoring and hosting services, royalties and certain infrastructure and occupancy expenses. We generally recognize these costs as incurred. Research and development expenses consist primarily of salaries and benefits, certain infrastructure and occupancy expenses, fees to consultants and course content development fees. We account for software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” which requires the capitalization of certain computer software development costs incurred after technological feasibility is established. In the fiscal quarter ended April 30, 2005 we capitalized approximately $1.2 million in software development costs. Selling and marketing expenses consist primarily of salaries, commissions and benefits, advertising and promotion, travel and certain infrastructure and occupancy expenses. General and administrative expenses consist primarily of salaries and benefits, consulting and service expenses, legal expenses, other public company costs and certain infrastructure and occupancy expenses.

Deferred compensation consists of two components: (1) the value of unvested options assumed in the Books acquisition and the Merger, and (2) the difference between the exercise or sale price of share options granted or restricted common stock sold during the year ended January 31, 2000 and the fair market value of the common stock as determined for accounting purposes. The deferred compensation is amortized over the vesting period of the underlying share option or shares.

Amortization of intangibles represents the amortization of intangible assets, such as customer value and content, from the Books acquisition, the GoTrain acquisition and the Merger, as well as amortization of those assets capitalized under FAS 86.

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

BUSINESS OUTLOOK

In the quarter ended April 30, 2005 we generated revenue of $53.3 million, an increase compared to the quarter ended April 30, 2004, and we reported positive net earnings. However, we continue to find ourselves in a challenging business environment. The overall market adoption rate for e-learning solutions remains relatively slow and we are seeing constraints on IT spending by our current and potential customers. As a result, we are experiencing delays in customer orders and some non-renewals of contracts from existing customers. In addition, price competition in the e-learning market is having a negative impact on the revenue we are generating from the new contracts and the contract renewals we do succeed in obtaining.

On the positive side, our recent revenue growth and our growth prospects are strongest in our product lines focused on informal learning, such as our Books24x7 products. As a result, we have increased our research and development spending in order to invest aggressively in those areas and accelerate the time by which our planned new products will be available to our customers.

In addition, during the fourth quarter of fiscal 2005, we restructured our content development organization to more efficiently manage costs and capitalize further on the flexibility inherent in our existing outsourcing model. The goal of the restructuring is to enable us to meet our existing content production targets at a reduced cost and with greater flexibility with respect to the product offerings in which we elect to make investments. The restructuring involved the elimination of 119 jobs in Dublin, Ireland and 12 in Nashua, New Hampshire, as well as facilities consolidation in Dublin. We have shifted the remainder of our IT skills content development activities to our outsourcing suppliers, while continuing to maintain project management and quality control internally. This restructuring included a reduction of an additional 12 jobs in Nashua, New Hampshire for a rightsizing of our inside sales operation and 9 jobs in Germany related to the shutdown of our German facility. We incurred restructuring charges related to payments to terminated employees, facilities consolidation and the repayment of grants previously awarded by Irish agencies. These charges totaled approximately $13.0 million and were incurred in the fourth quarter of fiscal 2005. We believe that the restructuring will result in content development cost savings of approximately $5.0 million per year at current production levels, beginning in this fiscal year. This will afford us more flexibility to reinvest dollars that can be recaptured in an outsourcing model for other research and development initiatives and/or to increase the profitability of the organization.

In the quarter ended April 30, 2005, in order to more fully focus on the Multi-Modal Learning (MML) business (which includes informal learning), we sold certain assets of our retail IT certification business, SmartCertify (the “Retail Certification” business). The Retail Certification business was focused on direct-to-consumer business and contributed less revenue than expected. This action will allow us to fully focus our attention and resources on our core enterprise business. We will maintain a reseller arrangement with the acquiring organization, and we will also maintain the existing customer contracts and service those contracts until the contractual obligation is fulfilled. We will be recognizing revenue from the deferred revenue balance related to direct-to-consumer business over the next 18 to 24 months. Substantially all of the sales, marketing and administrative costs on a going forward basis will be eliminated.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are more fully described in Note 2 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K as filed with the SEC on April 18, 2005. However, we believe the accounting policies described below are particularly important to the portrayal and understanding of our financial position and results of operations and require application of significant judgment by our management. In applying these policies, management uses its judgment in making certain assumptions and estimates.

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

The pricing for our SMML licenses varies based on the choice of SMML, the content offering selected by the customer, the number of users within the customer’s organization and the length of the license agreement. A SMML license provides customers access to a full range of learning products including courseware, Referenceware, simulations, mentoring and prescriptive assessment.

A Referenceware license gives users access to a full Referenceware library within one or more Referenceware collections (examples of which are: ITPro, BusinessPro, FinancePro and OfficeEssentials) from Books. The pricing for our Referenceware licenses varies based on the collections specified by a customer, the number of users within the customer’s organization and the length of the license agreement.

We offer discounts from our ordinary pricing, and purchasers of licenses for larger numbers of courses, for larger user bases or for longer periods generally receive discounts. Generally, customers may amend their license agreements, for an additional fee, to gain access to additional courses or product lines and/or to increase the size of the user base. We also derive revenue from hosting fees for clients that use our solutions on an ASP basis, online mentoring services and professional services. In selected circumstances, we derive revenue on a pay-for-use basis under which some customers are charged based on the number of courses accessed by users. Revenue derived from pay-for-use contracts has been minimal to date.

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

We generally bill the annual license fee for the first year of a multi-year license agreement in advance and license fees for subsequent years of multi-year license arrangements are billed on the anniversary date of the agreement. Occasionally, we bill customers on a quarterly basis. In some circumstances, we offer payment terms of up to six months from the initial shipment date or anniversary date for multi-year license agreements to our customers. To the extent that a customer is given extended payment terms (defined by us as greater than six months), revenue is recognized as cash becomes due, assuming all of the other elements of revenue recognition have been satisfied.

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

See Note 15 for a description of FASB Statement No. 123 (revised 2004), Share-Based Payment.

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

Restructuring Charges

We account for our restructuring activities under guidance provided by Statement of Financial Accounting Standards No. 141 (SFAS 141), “Business Combinations” and Statement of Financial Accounting Standards No. 146 (SFAS 146), “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 141 states that after the end of the allocation period (generally one year from date of merger) an adjustment that results from a preacquisition contingency other than an income tax loss carryforward should be included in the determination of net income / (loss) in the period in which the adjustment is determined. As such, adjustments to preacquisition contingencies established at the time of the SmartForce — Skillsoft merger are recorded as restructuring charges in our statement of operations. SFAS 146 states that a liability related to an exit or disposal activity should be recognized at fair value in the period in which it is incurred. As such, when we identify restructuring charges that fulfill the requirements identified in SFAS 146 as incurred, we record the charges in our statement of operations.

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

RESULTS OF OPERATIONS

	DOLLAR	QUARTER ENDED APRIL 30,
	INCREASE/(DECREASE)	PERCENT CHANGE
	2004/2005	INCREASE/(DECREASE)	PERCENTAGE OF REVENUE
	(IN THOUSANDS)	2004/2005	2005	2004
Revenue	$510	1%	100%	100%
Cost of revenue	756	15%	11%	10%

Gross margin	(246)	(1%)	89%	90%

Operating expenses:
Research and development	425	5%	19%	18%
Selling and marketing	(332)	(1%)	45%	46%
General and administrative	222	4%	12%	11%
Amortization of stock-based compensation	(111)	(32%)	—	1%
Amortization of intangible assets	(176)	(7%)	4%	5%
Restructuring	556	378%	1%	—
Restatement:
SEC investigation	(74)	(23%)	1%	1%
Other professional fees	(114)	(100%)	—	—

Total operating expenses	396	1%	82%	82%

Operating income	(642)	(14%)	7%	9%

Other expense, net	(69)	(38%)	—	—
Interest income, net	172	140%	1%	—
Loss on sale of assets, net	681	100%	(1%)	—

Income before provision for income taxes	(1,082)	(24%)	6%	8%
Provision for income taxes	(346)	(27%)	2%	2%

Net income	$(736)	(23%)	5%	6%

     COMPARISON OF THE FISCAL QUARTERS ENDED APRIL 30, 2005 AND 2004

REVENUE

     Revenue increased $510,000, or 1%, to $53.3 million in the quarter ended April 30, 2005 from $52.8 million in the quarter ended April 30, 2004. This increase was primarily due to revenue generated from new business primarily derived from our product lines focused on informal learning and an increase in revenue from our Retail Certification business due to sales to new customers as well as the full realization of the segment’s subscription-based revenue recognition model. This business segment adopted subscription-based revenue recognition immediately after the Merger and generally defers revenue at the time of sale over 18 to 24 months. Our revenues related to informal learning increased in the quarter ended April 30, 2005 compared to the quarter ended April 30, 2004, and we expect revenues related to informal learning to increase for the remainder of fiscal 2006 when compared to fiscal 2005.

	QUARTERS ENDED APRIL 30,
(IN THOUSANDS)	2005	2004	CHANGE
Revenue:
United States	$41,971	$40,922	$1,049
International	11,356	11,895	(539)

Total	$53,327	$52,817	$510

Revenue increased by 3% and decreased by 5% in the United States and internationally, respectively, in the quarter ended April 30, 2005 as compared to the quarter ended April 30, 2004. The international revenue decrease was primarily due a slight decrease in new customer sales. The United States represented 79% and 77% of revenue for the quarters ended April 30, 2005 and 2004, respectively.

	QUARTERS ENDED APRIL 30,
(IN THOUSANDS)	2005	2004	CHANGE
Revenue:
Multi-Modal Learning	$48,050	$48,233	$(183)
Retail Certification	5,277	4,584	693

Total	$53,327	$52,817	$510

Revenue decreased slightly in the MML segment and increased by 15% in the Retail Certification segment in the quarter ended April 30, 2005 as compared to the quarter ended April 30, 2004. We anticipate MML revenue to remain flat or slightly down in the remainder of fiscal 2006 when compared to fiscal 2005. In the quarter ended April 30, 2005, we sold certain assets related to the Retail Certification business. The sale did not have a negative impact on retail certification revenue for the quarter ended April 30, 2005, but will result in a reduction in revenue for the remainder of fiscal 2006 when compared to fiscal 2005.

We exited the fiscal year ended January 31, 2005 with noncancellable backlog of approximately $168 million as compared to $170 million at January 31, 2004. This amount is calculated by combining the amount of deferred revenue at our fiscal year end with the amounts to be added to deferred revenue throughout the next twelve months as a result of committed customer contracts and determining how much of these amounts are scheduled to amortize into revenue during fiscal 2006. The amount scheduled to amortize into revenue during fiscal 2006 is disclosed as “backlog” as of January 31, 2005. Amounts to be added to deferred revenue during fiscal 2006 include subsequent billings for ongoing contract periods as well as billings for new or continuing contracts. Company management has included this non-GAAP disclosure due to the fact that it is directly related to our subscription based revenue recognition policy. This is a key business metric, which factors into our forecasting and planning activities and provides visibility into fiscal 2006 revenue.

COSTS AND EXPENSES

Cost of revenue increased $756,000, or 15%, to $5.8 million in the quarter ended April 30, 2005 from $5.1 million in the quarter ended April 30, 2004. This increase was primarily due to a higher mix of royalty-bearing revenue as well as increased infrastructure charges incurred in connection with our efforts to consolidate hosting sites. Cost of revenue as a percentage of total revenue was 11% in the quarter ended April 30, 2005 versus 10% in the quarter ended April 30, 2004.

Research and development increased $425,000, or 5%, to $9.9 million in the quarter ended April 30, 2005 from $9.4 million in the quarter ended April 30, 2004. Research and development expenses as a percentage of total revenue increased to 19% in the quarter ended April 30, 2005 from 18% in the quarter ended April 30, 2004. This increase was primarily due to incremental costs incurred to introduce the SkillSoft Dialogue product offering. We plan to incur incremental costs to pursue informal learning opportunities for the remainder of fiscal 2006.

Selling and marketing expenses decreased $332,000, or 1%, to $24.0 million in the quarter ended April 30, 2005 from $24.4 million in the quarter ended April 30, 2004. Selling and marketing expenses as a percentage of total revenue decreased to 45% in the quarter ended April 30, 2005 from 46% in the quarter ended April 30, 2004. The decrease was primarily due to several annual trade show events that took place in the first quarter of fiscal 2005 but will take place in the second quarter of fiscal 2006. This was partially offset by increased costs related to bringing our virtual classroom offerings to market, expanding our distribution channels, including our new tele-sales operation, and a settlement charge associated with the amendment of Mr. Greg Priest’s employment agreement. While we plan to continue investing in new distribution channels we expect that selling and marketing costs will decrease in fiscal 2006 compared to fiscal 2005 due to lower commission expense primarily related to the Retail Certification business as well as a decrease in selling and marketing costs associated with the sale of certain assets of the Retail Certification business. We expect that selling and marketing expenses as a percentage of revenue will be flat in fiscal 2006 compared to fiscal 2005.

General and administrative expenses increased $222,000, or 4%, to $6.3 million in the quarter ended April 30, 2005 from $6.1 million in the quarter ended April 30, 2004. General and administrative expenses as a percentage of total revenue increased to 12% in the quarter ended April 30, 2005 from 11% in the quarter ended April 30, 2004. General and administrative expenses increased primarily due to additional compensation and benefit costs associated with an increased headcount. We anticipate that general and administrative expenses will increase in absolute dollars and as a percentage of revenue over the remainder of fiscal 2006 compared to fiscal 2005 due primarily to continued increases in the costs of operating as a public company such as costs related to compliance with Section 404 of the Sarbanes-Oxley Act, advisory services, legal representation and insurance coverage.

Amortization of intangible assets decreased $176,000, or 7%, to $2.2 million in the quarter ended April 30, 2005 from $2.4 million in the quarter ended April 30, 2004. See Note 7 of the Notes to the Condensed Consolidated Financial Statements.

Stock-based compensation expense decreased $111,000, or 32%, to $237,000 in the quarter ended April 30, 2005 from $348,000 in the quarter ended April 30, 2004. The expense relates to amortization of deferred compensation resulting from the fair market value of options assumed in the Merger and the acquisition of Books.

See “Business Outlook” for a discussion of our restructuring activities and Note 6 for a discussion of the restatement.

OTHER EXPENSE, NET

Other expense in the quarter ended April 30, 2005 was $110,000 as compared to $179,000 in the quarter ended April 30, 2004. This change was primarily due to foreign currency fluctuations. Due to our multi-national operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies we do business in.

INTEREST INCOME, NET

Interest income, net increased to $295,000 in the quarter ended April 30, 2005 from $123,000 in the quarter ended April 30, 2004. This increase was primarily due to higher interest rates on our cash and cash equivalents and investments.

LOSS ON SALE OF ASSETS, NET

We recorded a loss of $681,000 on sale of certain assets of the Retail Certification business which resulted primarily from investment banking fees and professional fees associated with the sale of certain assets of the Retail Certification business in the quarter ended April 30, 2005.

PROVISION FOR INCOME TAXES

The provision for income taxes was $900,000 and $1.3 million in the quarters ended April 30, 2005 and 2004, respectively. The income tax provision for the quarters ended April 31, 2005 reflects management’s expectation that the effective tax rate for fiscal 2005 will be approximately 27%.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2005, our principal source of liquidity was our cash and cash equivalents and short-term investments, which totaled $67.5 million. This compares to $54.9 million at January 31, 2005.

Net cash provided by operating activities was $13.2 million for the quarter ended April 30, 2005. Our net cash provided by operating activities in the quarter ended April 30, 2005 reflects primarily our net income of $2.5 million, depreciation and amortization of $3.5 million, a decrease in accounts receivable of $38.8 million and an increase in accounts payable of $0.8 million, partially offset by a decrease in accrued expenses of $16.2 million and a decrease in deferred revenue of $17.9 million.

Net cash provided by investing activities was $4.3 million for the quarter ended April 30, 2005. Maturity of investments, net of purchases (short and long-term), generated a net cash inflow of approximately $6.5 million in the quarter ended April 30, 2005. This was partially offset by purchases of capital assets and capitalized development software costs totaling approximately $2.2 million.

Net cash used in financing activities was $4.6 million for the quarter ended April 30, 2005. Cash was used to purchase $6.2 million of shares on the open market under our share repurchase program. The shares are accounted for as treasury stock. This was partially offset by proceeds from the exercise of stock options and stock purchases under our 2004 Employee Share Purchase Plan of $1.6 million.

Our working capital deficit was approximately $40.7 million and $46.8 million as of April 30, 2005 and January 31, 2005, respectively. The reduction in our working capital deficit in the quarter ended April 30, 2005 was primarily due to net income of $2.5 million, $3.5 million in depreciation and amortization and the maturity of long-term investments, net of purchases of $6.4 million, which was partially offset by the repurchase of shares of $6.2 million. Total assets were approximately $268.1 million and $303.5 million as of April 30, 2005 and January 31, 2005, respectively. As of April 30, 2005 and January 31, 2005, goodwill and separately identifiable intangible assets were $117.4 million and $119.7 million, respectively.

On July 23, 2004, we entered into a $25 million two year, line of credit with a bank. Under the terms of the line of credit, the bank holds a first security interest in all domestic business assets. All borrowings under the line of credit bear interest at the bank’s prime rate. The facility is subject to a commitment fee of $50,000 to secure the line of credit and unused commitment fees of 0.125% based upon the daily average of un-advanced amounts under the revolving line of credit. We paid approximately $2,900 in unused commitment fees for the quarter ended April 30, 2005. In addition, the line of credit contains certain financial and non-financial covenants. At January 31, 2005, we were unable to attain one of the financial covenants set forth in the line of credit. With a net loss of approximately $29.1 million for the quarter ended January 31, 2005, we did not meet the “minimum quarterly profitability” of $6.5 million for the fourth quarter. We were unable to meet the financial covenant due to the restructuring and impairment charges recorded in the fourth quarter. The bank agreed to amend the original loan agreement and issue a first loan modification agreement. The first loan modification agreement has been executed and we are currently in compliance with all covenants. Also, the line of credit provides that in the event of a Material Adverse Change (as defined in the line of credit), the lender has the ability to call amounts outstanding under the line of credit. As of April 30, 2005, there were no borrowings on the line of credit; however we had an outstanding letter of credit of $15.5 million that reduced the availability under the line of credit. Letters of credit are subject to commission fees of 0.75% as well as administrative costs. We did not pay any letters of credit fees for the quarter ended April 30, 2005.

As of January 31, 2005, we had U.S. federal net operating loss carryforwards (NOLs) of approximately $342.9 million. These NOLs, which are subject to potential limitations based upon change in control provisions of Section 382 of the Internal Revenue Code, are available to reduce future taxable income, if any, through 2025. We also had U.S. federal tax credit carryforwards of approximately $3.3 million at January 31, 2005. Additionally, we had approximately $101.5 million of net operating loss carryforwards in jurisdictions outside of the U.S. If not utilized, these carryforwards expire at various dates through the year ending January 31, 2025. Included in the $342.9 million are approximately $217.7 million of U.S. net operating loss carryforwards and $365,000 of U.S. tax credit carryforwards that were acquired in the Merger and the purchase of Books. In addition, included in the $101.5 million is approximately $62.5 million of net operating loss carryforwards in jurisdictions outside the U.S. acquired in the Merger and the purchase of Books. We will realize the benefits of these acquired net operating losses through reductions to goodwill and non-

goodwill intangibles during the period that the losses are utilized to reduce tax payments. Also included in the $342.9 million at January 31, 2005, we have approximately $27.5 million of net operating loss carryforwards in the United States resulting from disqualifying dispositions. We will realize the benefit of these losses through increases to stockholder’s equity in the periods in which the losses are utilized to reduce tax payments.

We lease certain of our facilities and certain equipment and furniture under operating lease agreements that expire at various dates through 2023. Future minimum lease payments, net of estimated rentals, under these agreements are as follows (in thousands):

	Payments Due by Period
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Operating Lease Obligations	$35,881	$5,802	$9,714	$5,122	$15,243

We expect to continue to experience growth in capital expenditures and operating expenses, particularly in research and development, in the fiscal year ending January 31, 2006, as compared to the fiscal year ended January 31, 2005 in order to execute our business plan and achieve expected revenue growth. To the extent that our execution of the business plan results in increased sales, we expect to experience corresponding increases in deferred revenue, cash flow and prepaid expenses. In addition, we are required to make litigation settlement payments totaling $15.25 million in the fiscal year ending January 31, 2006. We are in discussions with our insurers to determine how much, if any, of the settlement related to the 2002 securities class action lawsuits will be paid by them. Capital expenditures for the fiscal year ending January 31, 2006 are expected to be approximately $7.0 million. We have approval of our Board of Directors and shareholders to purchase, subject to certain limitations, up to 4,714,729 of our outstanding shares (above the 2,285,271 we have already purchased through April 30, 2005) although there are limitations on our ability to purchase up to this level, which include distributable profit limitations under Irish regulations and available cash. We expect that the principal sources of funding for our operating expenses, capital expenditures, litigation settlement payments and other liquidity needs will be a combination of our available cash and cash equivalents and short-term investments (which totaled approximately $67.5 million as of April 30, 2005), and funds generated from future cash flows. We believe our current funds and expected cash flows from operating activities will be sufficient to fund our operations for at least the next 12 months. However, there are a number of factors that may negatively impact our available sources of funds. In addition, our cash needs may increase due to factors such as unanticipated developments in our business or significant acquisitions. The amount of cash generated from operations will be dependent upon the successful execution of our business plan. Although we do not foresee the need to raise additional capital, any unanticipated economic or business events could require us to raise additional capital to support operations.

FUTURE OPERATING RESULTS

RISKS RELATED TO LEGAL PROCEEDINGS

IN CONNECTION WITH OUR RESTATEMENT OF THE HISTORICAL FINANCIAL STATEMENTS OF SMARTFORCE, CLASS ACTION LAWSUITS HAVE BEEN FILED AGAINST US AND ADDITIONAL LAWSUITS MAY BE FILED, AND WE ARE THE SUBJECT OF A FORMAL ORDER OF PRIVATE INVESTIGATION ENTERED BY THE SEC.

     While preparing the closing balance sheet of SmartForce as at September 6, 2002, the date on which we closed our merger with SkillSoft Corporation, certain accounting matters were identified relating to the historical financial statements of SmartForce (which, following the Merger, are no longer our historical financial statements — see Note 1 of the Notes to the Condensed Consolidated Financial Statements). On November 19, 2002, we announced our intent to restate the SmartForce financial statements for 1999, 2000, 2001 and the first two quarters of 2002. We have settled several class action lawsuits that were filed following the announcement of the restatement.

     We are the subject of a formal order of private investigation entered by the SEC. We will likely incur substantial costs in connection with the SEC investigation, which could cause a diversion of management time and attention. In addition, we could be subject to substantial penalties, fines or regulatory sanctions, which could adversely affect our business.

     On June 2, 2005, the Boston District Office of the SEC informed us that it had made a preliminary determination to recommend that the SEC bring a civil injunctive action against us. Under the SEC’s rules, we are permitted to make a so-called Wells Submission in which we seek to persuade the SEC that no such action should be commenced. We intend to make such a submission. We continue to cooperate with the SEC in this matter. At the present time we are unable to predict the outcome of this action and as such have not determined what, if any, impact it may have on our financial statements.

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

WE HAVE EXPERIENCED NET LOSSES IN THE PAST, AND WE MAY BE UNABLE TO MAINTAIN PROFITABILITY.

     We recorded a net loss of $284 million for the fiscal year ended January 31, 2003, $113.3 million for the fiscal year ended January 31, 2004 and $20.1 million for the fiscal year ended January 31, 2005. We achieved profitability in the first quarter of the fiscal year ending January 31, 2006. However, we cannot guarantee that our combined business will sustain profitability in any future period.

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

OUR RESTRUCTURING PLANS MAY BE INEFFECTIVE OR MAY LIMIT OUR ABILITY TO COMPETE.

     Since the Merger, we have recorded an aggregate of $31.4 million in merger and exit costs and an aggregate of $30.1 million of restructuring charges. There are several risks inherent in these efforts to transition to a new cost structure. These include the risk that we will not be successful in restoring profitability, and hence we may have to undertake further restructuring initiatives that would entail additional charges and create additional risks. In addition, there is the risk that cost-cutting initiatives will impair our ability to effectively develop and market products and remain competitive. Each of the above measures could have long-term effects on our business by reducing our pool of talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel. These circumstances could cause our earnings to be lower than they otherwise might be.

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

     The Financial Accounting Standards Board has determined to require all companies to treat the value of stock options granted to employees as an expense commencing in our first quarter of fiscal 2007. This change will require companies to record a compensation expense equal to the value of each stock option granted. This expense will be spread over the vesting period of the stock option. Due to the fact that we will be required to expense stock option grants, it could reduce the attractiveness of granting stock options because the additional expense associated with these grants would reduce our profitability. However, stock options are an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock option program. Accordingly, either our profitability, or our ability to use stock options as an employee recruitment and retention tool would be adversely impacted.

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

ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of April 30, 2005, we did not use derivative financial instruments for speculative or trading purposes.

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

ITEM 4. — CONTROLS AND PROCEDURES

     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

     No change in our internal control over financial reporting occurred during the fiscal quarter ended April 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. — LEGAL PROCEEDINGS

SEC INVESTIGATION

On or about February 4, 2003, the Securities Exchange Commission (SEC) informed us that we are the subject of a formal order of private investigation relating to our November 19, 2002 announcement that we would restate the financial statements of SmartForce PLC for the period 1999 through June 2002. We understand that the SEC’s investigation concerns SmartForce’s financial disclosure and accounting during that period, other related matters, compliance with rules governing reports required to be filed with the SEC, and the conduct of those responsible for such matters. On June 2, 2005, the Boston District Office of the SEC informed us that it had made a preliminary determination to recommend that the SEC bring a civil injunctive action against us. Under the SEC’s rules, we are permitted to make a so-called Wells Submission in which we seek to persuade the SEC that no such action should be commenced. We intend to make such a submission. We continue to cooperate with the SEC in this matter. At the present time we are unable to predict the outcome of this action and as such have not determined what, if any, impact it may have on our financial statements.

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

We are not a party to any other material legal proceedings.

ITEM 2. — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

			(c)	(d)
			Total Number of	Maximum Number (or
			Shares (or Units)	Approximate Dollar
	(a)	(b)	Purchased as Part	Value) of Shares (or
	Total Number of	Average Price	of Publicly	Units) that May Yet Be
	Shares (or Units)	Paid per Share (or	Announced Plans	Purchased Under the
Period	Purchased (1)	Unit) $	or Programs (2)	Plans or Programs
2/01/05-2/28/05	—	—	—	6,556,243
3/01/05-3/31/05	—	—	—	6,556,243
04/01/05-04/30/05	1,841,514	3.35	1,841,514	4,714,729
Total:	1,841,514	$3.35	1,841,514	4,714,729

(1)      To date, we repurchased an aggregate of 2,285,271 ADSs pursuant to the repurchase program that we publicly announced on September 27, 2004 (the “Program”).

(2)      Our Board of Directors approved the repurchase by us of up to an aggregate of 7,000,000 ADSs at a per share purchase price which complies with the requirements of Rule 10b-18 pursuant to the Program. Unless terminated earlier by resolution of our Board of Directors, the Program will expire on March 24, 2006 or when we have repurchased all shares authorized for repurchase thereunder.

ITEM 3. — DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. — OTHER INFORMATION

Not applicable.

ITEM 6. — EXHIBITS

See the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKILLSOFT PUBLIC LIMITED COMPANY

Date: June 8, 2005	By:	/s/ Thomas J. McDonald
Thomas J. McDonald
Chief Financial Officer

EXHIBIT INDEX

10.1	First Loan Modification Agreement, dated as of April 11, 2005, by and among Silicon Valley Bank, Skillsoft Corporation, SmartCertify Direct Inc. and Books 24x7.com, Inc.

10.2	Second Loan Modification Agreement, dated as of April 25, 2005, by and among Skillsoft Corporation, SmartCertify Direct Inc. and Books 24x7.com, Inc.

31.1	Certification of the Company’s CEO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	Certification of the Company’s CFO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1	Certification of the Company’s CEO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s CFO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.