Form 10-Q
period 2005-07-31
SKILLSOFT PUBLIC LIMITED CO
filed 2005-09-09
CIK 940181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On August 31, 2005, the registrant had 106,878,601 Ordinary Shares outstanding (issued or issuable in exchange for the registrant’s outstanding American Depository Shares).

SKILLSOFT PLC
FORM 10-Q
FOR THE QUARTER ENDED JULY 31, 2005
INDEX

PART I
ITEM 1. — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SKILLSOFT PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED, IN THOUSANDS EXCEPT SHARE DATA)

	July 31,	January 31,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$39,277	$34,906
Short-term investments	25,911	20,021
Restricted cash	5,823	994
Accounts receivable, net	48,893	87,030
Prepaid expenses and other current assets	18,474	22,659

Total current assets	138,378	165,610
Property and equipment, net	10,033	9,137
Intangible assets, net	12,866	16,171
Goodwill	98,962	103,576
Long-term investments	209	8,943
Other assets	56	60

Total Assets	$260,504	$303,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,317	$5,361
Accrued expenses	48,942	66,995
Deferred revenue	110,962	140,008

Total current liabilities	163,221	212,364
Long term liabilities	4,440	6,214
Commitments and contingencies (Note 11)
Stockholders’ equity:
Ordinary Shares, E0.11 par value: 250,000,000 shares authorized; 106,859,101 and 106,207,818 shares issued and outstanding at July 31, 2005 and January 31, 2005, respectively	11,709	11,617
Additional paid-in capital	560,752	559,052
Treasury stock, at cost, 6,103,184 and 443,757 ordinary shares at July 31, 2005 and January 31, 2005, respectively	(22,767)	(2,523)
Accumulated deficit	(455,618)	(481,029)
Deferred compensation	(901)	(1,358)
Accumulated other comprehensive loss	(332)	(840)

Total stockholders’ equity	92,843	84,919

Total Liabilities and Stockholders’ Equity	$260,504	$303,497

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED, IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	July 31,		July 31,
	2005	2004	2005	2004
Revenue	$53,604	$50,625	$106,931	$103,442
Cost of revenue	6,318	5,257	12,152	10,335

Gross profit	47,286	45,368	94,779	93,107
Operating expenses:
Research and development	10,190	12,639	20,059	22,083
Selling and marketing	20,718	22,664	44,748	47,026
General and administrative	6,735	6,182	13,011	12,236
Legal settlements/(insurance recoveries)	(19,500)	—	(19,500)	—
Amortization of intangible assets	2,307	2,390	4,553	4,812
Amortization of stock-based compensation (1)	220	300	457	648
Restructuring	(116)	175	587	322
Restatement:
SEC investigation	834	779	1,084	1,103
Other professional fees	—	136	—	250

Total operating expenses	21,388	45,265	64,999	88,480

Operating income	25,898	103	29,780	4,627
Other income/(expense), net	495	(32)	385	(211)
Interest income, net	310	241	605	364
Loss on sale of assets, net	—	—	(681)	—

Income before provision for income taxes	26,703	312	30,089	4,780
Provision for/(benefit from) income taxes	3,759	(1,045)	4,678	220

Net income	$22,944	$1,357	$25,411	$4,560

Net income per share (Note 9):
Basic	$0.22	$0.01	$0.24	$0.04

Basic weighted average common shares outstanding	103,796,060	105,421,510	104,362,838	104,304,852

Diluted	$0.22	$0.01	$0.24	$0.04

Diluted weighted average common shares outstanding	104,222,841	110,555,106	104,895,595	110,647,070

(1)	The following summarizes the departmental allocation of the stock-based compensation

	THREE MONTHS ENDED		SIX MONTHS ENDED
	July 31,		July 31,
	2005	2004	2005	2004
Research and development	$46	$79	$94	$158
Selling and marketing	166	208	347	464
General and administrative	8	13	16	26

	$220	$300	$457	$648

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, IN THOUSANDS)

	SIX MONTHS ENDED
	July 31,
	2005	2004
Cash flows from operating activities:
Net income	$25,411	$4,560
Adjustments to reconcile net income to net cash provided by / (used in) operating activities –
Stock-based compensation	457	648
Depreciation and amortization	2,596	2,385
Amortization of intangible assets	4,553	4,812
Provision for bad debts	(623)	34
Loss on sale of assets	681	—
Provision for income tax — non-cash	4,002	158
Changes in current assets and liabilities:
Accounts receivable, net	38,117	30,421
Prepaid expenses and other current assets	3,755	7,762
Accounts payable	(2,685)	(1,663)
Accrued expenses	(17,447)	(41,115)
Deferred revenue	(27,990)	(20,884)

Net cash provided by / (used in) operating activities	30,827	(12,882)
Cash flows from investing activities:
Purchases of property and equipment	(3,628)	(4,682)
Capitalized software development costs	(1,247)	—
Purchases of investments	(11,948)	(21,768)
Maturity of investments	14,673	26,208
(Designation) / release of restricted cash, net	(4,840)	24,600

Net cash (used in) / provided by investing activities	(6,990)	24,358
Cash flows from financing activities:
Proceeds from exercise of stock options	457	17,112
Proceeds from employee stock purchase plan	1,336	1,675
Payments to acquire treasury stock	(20,244)	—

Net cash (used in)/provided by financing activities	(18,451)	18,787
Effect of exchange rate changes on cash and cash equivalents	(1,015)	(313)

Net increase in cash and cash equivalents	4,371	29,950
Cash and cash equivalents, beginning of period	34,906	42,866

Cash and cash equivalents, end of period	$39,277	$72,816

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
2. BASIS OF PRESENTATION
The accompanying, unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all material adjustments (consisting only of those of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of July 31, 2005, the results of its operations for the three and six months ended July 31, 2005 and 2004 and its cash flows for the six months ended July 31, 2005 and 2004. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.
3. CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND INVESTMENTS
The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. At July 31, 2005 and January 31, 2005, cash equivalents consisted mainly of commercial paper, short-term notes and money market funds. The Company considers the cash held in certificates of deposit with a commercial bank to secure its line of credit, to secure certain facility leases and to secure funds to defend named former and current executives and board members of SmartForce PLC for actions arising out of the SEC investigation to be restricted cash. The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115). Under SFAS No. 115, securities that the Company does not intend to hold to maturity are reported at market value, and are classified as available-for-sale. At July 31, 2005, the Company’s investments were classified as available for sale and had an average maturity of approximately 148 days. These investments are classified as current assets in the accompanying condensed consolidated balance sheets as they mature within one year.
4. REVENUE RECOGNITION
The Company generates revenue from the license of products and services and from providing hosting/application service provider (ASP) services.
The Company follows the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9 to account for revenue derived pursuant to license agreements under which customers license the Company’s products and services. The pricing for the Company’s courses varies based upon the number of course titles or the courseware bundle licensed by a customer, the number of users within the customer’s organization and the length of the license agreement (generally one, two or three years). License agreements permit customers to exchange course titles, generally on the contract anniversary date. Additional product features, such as hosting and online mentoring services, are separately licensed for an additional fee.
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
The Company offers discounts from its ordinary pricing, and purchasers of licenses for larger numbers of courses, for larger user bases or for longer periods generally receive discounts. Generally, customers may amend their license agreements, for an additional fee, to gain access to additional courses or product lines and/or to increase the size of the user base. The Company also derives revenue from hosting fees for clients that use its solutions on an ASP basis and from the provision of online mentoring services and professional services. In selected circumstances, the Company derives revenue on a pay-for-use basis under which some customers are charged based on the number of courses accessed by users. Revenue derived from pay-for-use contracts has been minimal to date.
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
The Company also provides professional services including instructor led training, customized content, websites, and implementation services. The Company recognizes professional services revenue as the services are performed.
The Company records reimbursable out-of-pocket expenses in both maintenance and services revenue and as a direct cost of maintenances and services in accordance with Emerging Issues Task Force (EITF) Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred (“EITF 01-14”). EITF 01-14 requires reimbursable out-of-pocket expenses incurred to be characterized as revenue in the income statement.
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
See Note 16 for a description of FASB Statement No. 123 (revised 2004), Share-Based Payment.
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

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 31,		JULY 31,
	2005	2004	2005	2004
Risk-free interest rates	3.86% - 4.06%	4.11% - 4.35%	3.86% - 4.33%	3.31% - 4.35%
Expected dividend yield	—	—	—	—
Volatility factor	71%	89%	73%	90%
Expected lives	7 years	7 years	7 years	7 years
Weighted average fair value of options granted	$2.61	$7.50	$2.66	$9.44
Weighted average remaining contractual life of options outstanding	6.35 years	7.31 years	6.35 years	7.31 years
Had compensation expense for its plans been determined consistent with SFAS No. 123, the Company’s net income and basic and diluted net income per share would have been decreased to the following pro forma amounts (in thousands, except per share data):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 31,		JULY 31,
	2005	2004	2005	2004
Net income —
As reported	$22,944	$1,357	$25,411	$4,560
Add: Stock-based employee compensation expense recognized under APB No. 25	220	300	457	648
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(4,197)	(6,640)	(9,006)	(12,573)

Pro forma net income/(loss)	$18,967	$(4,983)	$16,862	$(7,365)

Basic and diluted net income/(loss) per share —
As reported	$0.22	$0.01	$0.24	$0.04

Pro forma net income/(loss)	$0.18	$(0.05)	$0.16	$(0.07)

Because additional option grants are expected to be made in future periods, the above pro forma disclosures may not be representative of pro forma effects on results for future periods.

6. RESTRUCTURING AND OTHER NON-RECURRING CHARGES
MERGER AND EXIT COSTS
In connection with the Merger, the Company’s management effected a restructuring to eliminate redundant facilities and headcount, reduce cost structure and better align the Company’s operating expenses with existing economic conditions. Pursuant to this restructuring, the Company recorded $30.3 million of costs relating to exiting activities of pre-Merger SmartForce PLC such as severance and related benefits, costs to vacate leased facilities and other pre-Merger liabilities. These costs were accounted for under EITF 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations.” These costs, which were recognized as a liability assumed in the purchase business combination, were included in the allocation of the purchase price and increased goodwill.
The reductions in employee headcount totaled approximately 632 employees from the administrative, sales, marketing and development functions, and amounted to a charge of approximately $14.4 million. Approximately $12.7 million was paid out against the exit plan accrual through July 31, 2005, and the remaining amount of $1.6 million, net of adjustments for foreign currency translation, is expected to be paid within fiscal 2006.
In connection with the exit plan, the Company abandoned or downsized certain leased facilities resulting in facilities consolidation charges of $12.7 million for the year ended January 31, 2003, consisting of sublease losses, broker commissions and other facility costs. As part of the plan, 11 sites have been vacated and 4 sites have been downsized. To determine the sublease loss, which is the loss after the Company’s cost recovery efforts from subleasing vacated space, certain assumptions were made related to the (1) time period over which the property will remain vacant, (2) sublease terms and (3) sublease rates. The lease loss is an estimate under SFAS No. 5 “Accounting for Contingencies” (SFAS No. 5). In the year ended January 31, 2004, the Company revised certain of its estimates made in connection with the original purchase price pertaining to unoccupied facilities under lease as a result of the Merger. This adjustment to the exit plan accrual fell within the one year purchase price allocation period prescribed by SFAS No. 141 “Business Combinations” (SFAS No. 141). In the fiscal year ended January 31, 2005, the Company again revised certain of its estimates made in connection with the original purchase price pertaining to unoccupied facilities under lease as a result of the Merger. This adjustment to the exit accrual fell outside the one year purchase price allocation period and was charged to restructuring which is included in the statement of operations. The net present value of the obligation under this exit plan, as adjusted, was approximately $14.6 million, of which $4.0 million remains.
For the six months ended July 31, 2005, activity in the Company’s Merger and exit costs, which are included in accrued expenses (see Note 13) and long-term liabilities, was as follows (in thousands):

	EMPLOYEE
	SEVERANCE AND	CLOSEDOWN OF
	RELATED COSTS	FACILITIES	OTHER	TOTAL
Merger and exit accrual January 31, 2005	$1,955	$6,552	$334	$8,841
Payments and other adjustments	(351)	(2,538)	(109)	(2,998)

Merger and exit accrual July 31, 2005	$1,604	$4,014	$225	$5,843

The Company anticipates that the remainder of the Merger and exit accrual will be paid out by October 2011 as follows (in thousands):

Year ended January 31,
2006	$1,821
2007	1,374
2008	1,093
2009	816
Thereafter	739

Total	$5,843

RESTRUCTURING, SEC INVESTIGATION AND OTHER PROFESSIONAL FEES
The Company recorded a $14.2 million restructuring charge for the fiscal year ended January 31, 2003, which was included in the statement of operations. Approximately $10.2 million of this charge represented the compensation cost of terminated SmartForce PLC employees for services rendered from the date of the Merger through such employees’ termination dates and certain other compensation costs to terminated and continuing employees of the Company. Also included in the $14.2 million charge are certain other one time costs incurred by SkillSoft Corporation as a result of the Merger. These costs primarily consist of employee severance and related costs and contractual obligations. Payments made under these obligations during the years ended January 31, 2003, 2004 and 2005 aggregated approximately $11.5 million, $2.6 million, and $100,000, respectively.
During the fiscal year ended January 31, 2005, the Company recorded and paid an additional $260,000 of restructuring charges related to the further restructuring of the pre-Merger SmartForce PLC operations. These restructuring costs included additional compensation to pre-Merger SmartForce PLC employees as well as additional facilities obligations as a result of the Merger.
The Company recorded a $13.4 million restructuring charge for the fiscal year ended January 31, 2005, which was included in the statement of operations. Approximately $9.3 million of this charge represented contractual obligations, and included in this amount is approximately $528,000 of exit costs incurred during the fiscal year ended January 31, 2005. These costs primarily relate to facilities consolidation and the repayment of government grant obligations resulting from the restructuring. Approximately $3.4 million represented the compensation cost of terminated employees for services rendered from the date of the restructuring through termination dates and one time severance payouts and approximately $400,000 was related to the write-down of fixed assets rendered obsolete as a result of the restructuring activities.
The Company recorded a $703,000 restructuring charge for the fiscal quarter ended April 30, 2005, which is included in the statement of operations, related to its retail certification business. Approximately $350,000 of this charge represents contractual obligations, which primarily relates to the shut down of facilities resulting from the restructuring. Approximately $353,000 represents the compensation cost of terminated employees for services rendered from the date of restructuring through termination dates and one time severance payouts.
For the six months ended July 31, 2005, activity in the Company’s restructuring accrual related to the Merger and the fiscal 2005 and 2006 restructurings was as follows (in thousands):

	EMPLOYEE
	SEVERANCE
	AND RELATED	CONTRACTUAL
	COSTS	OBLIGATIONS	TOTAL
Restructuring accrual January 31, 2005	$624	$8,744	$9,368
Payments and other adjustments	(887)	(6,170)	(7,057)
Restructuring charge	353	350	703

Restructuring accrual July 31, 2005	$90	$2,924	$3,014

Consistent with the Company’s accounting policy and historical treatment regarding annual audit fees, the Company accrued the estimated audit fees related to the restatement of the historical SmartForce PLC financial statements, the acquired business, in the year ended January 31, 2003. All other costs associated with the restatement, the resulting SEC investigation, and the 2002 shareholder class action lawsuit are expensed as the work is performed. For the three and six months ended July 31, 2005, the Company recorded $834,000 and $1,084,000, respectively, in expenses related to the ongoing SEC investigation. For the three and six months ended July 31, 2004, the Company recorded $779,000 and $1,103,000, respectively, in expenses related to the ongoing SEC investigation. For the three and six months ended July 31, 2004, the Company recorded $136,000 and $250,000, respectively, in expense related to the re-filing of statutory tax returns as a result of the restatement of the historical SmartForce PLC financial statements.
7. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets are as follows (in thousands):

	JULY 31, 2005			JANUARY 31, 2005
	GROSS		NET	GROSS		NET
	CARRYING	ACCUMULATED	CARRYING	CARRYING	ACCUMULATED	CARRYING
	AMOUNT	AMORTIZATION	AMOUNT	AMOUNT	AMORTIZATION	AMOUNT
Internally developed software/courseware	$27,857	$19,936	$7,921	$26,610	$16,476	$10,134
Customer contracts	13,018	8,973	4,045	13,018	7,881	5,137
Trademarks and trade name	900	—	900	900	—	900

	41,775	28,909	12,866	40,528	24,357	16,171
Goodwill	98,962	—	98,962	103,576	—	103,576

	$140,737	$28,909	$111,828	$144,104	$24,357	$119,747

Customer contracts are existing contracts that relate to underlying customer relationships pertaining to the services provided by the acquired company. The Company amortizes the fair value of customer contracts on an accelerated basis over a weighted average estimated useful life. Internally developed software/courseware relates to the Books platform, GoTrain Corp. (GoTrain) content and platform, the SmartForce PLC content and costs incurred subsequent to technological feasibility and prior to general release for the development of SkillSoft Dialogue capitalized under SFAS No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”. Course content includes courses in both the business skills and information technology skills subject areas. All courseware is deployable via the Internet or corporate intranets.
The change in goodwill at July 31, 2005 from the amount recorded at January 31, 2005 was due primarily to the Company’s utilization of net operating loss carryforwards obtained as part of the Merger.
Amortization expense for the six months ended July 31, 2005 and July 31, 2004 was as follows (in thousands):

	SIX MONTHS ENDED	SIX MONTHS ENDED
	JULY 31, 2005	JULY 31, 2004
Internally developed software/courseware	$3,461	$3,454
Customer contracts	1,092	1,358

	$4,553	$4,812

Amortization expense for the next four fiscal years is expected to be as follows (in thousands):

FISCAL YEAR	AMORTIZATION EXPENSE
2006	$9,112
2007	5,969
2008	1,425
2009	13
The Company will be conducting its annual impairment test of goodwill in the fourth quarter of the fiscal year ending January 31, 2006.
8. COMPREHENSIVE INCOME
SFAS No. 130, “Reporting Comprehensive Income,” requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period resulting from transactions, other events and circumstances related to non-owner sources. Comprehensive income for the three and six months ended July 31, 2005 and 2004 were as follows (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 31,		JULY 31,
	2005	2004	2005	2004
Comprehensive income:
Net income	$22,944	$1,357	$25,411	$4,560
Other comprehensive income/(loss) -
Foreign currency adjustment	560	(243)	547	77
Unrealized holding losses	(12)	(58)	(39)	(62)

Comprehensive income	$23,492	$1,056	$25,919	$4,575

9. NET INCOME PER SHARE
Basic net income per share was computed using the weighted average number of shares outstanding during the period. Diluted net income per share was computed by giving effect to all dilutive potential shares outstanding. The weighted average number of shares outstanding used to compute basic net income per share and diluted net income per share was as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 31,		JULY 31,
	2005	2004	2005	2004
Basic weighted average shares outstanding	103,796,060	105,421,510	104,362,838	104,304,852
Effect of dilutive shares outstanding	426,781	5,133,596	532,757	6,342,218

Weighted average common shares outstanding, as adjusted	104,222,841	110,555,106	104,895,595	110,647,070

The following share equivalents have been excluded from the computation of diluted weighted average shares outstanding for the three and six months ended as of July 31, 2005 and 2004, as they would be anti-dilutive:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 31,		JULY 31,
	2005	2004	2005	2004
Options excluded	17,308,246	14,207,391	17,202,269	12,998,769
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
The provision for income tax in the three and six months ended July 31, 2005 was approximately $3.8 million and $4.7 million, respectively. Of this amount, in the six months ended July 31, 2005, approximately $4.0 million relates to the expected utilization of acquired NOL carryforwards which do not alleviate tax burden in the statement of operations and is recorded as an adjustment to goodwill. The $4.0 million of utilized acquired NOL carryforwards does not require cash payments to the taxing authorities. In addition, there is income generated in foreign countries, which cannot be offset through NOL carryforwards.
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
On November 18, 2004, Jody Glidden, Michael LeBlanc and Trish Glidden filed a lawsuit against the Company, David C. Drummond, Gregory M. Priest, Patrick E. Murphy and Jack Hayes in the United States District Court for the Northern District of California. The plaintiffs had previously opted out of the class action settlement that received final approval from the court on September 29, 2004. The lawsuit sets forth substantially the same claims as were alleged in the class action litigation. In particular, the lawsuit alleges that the Company misrepresented or omitted to state material facts in its SEC filings and press releases regarding the Company’s revenues and earnings and failed to correct such false and misleading SEC filings and press releases, which are alleged to have artificially inflated the price of the Company’s ADSs in connection with its acquisition of IC Global in early 2001. The lawsuit seeks compensatory damages of approximately $3.7 million and other unspecified damages. The Company believes that it has meritorious defenses to this lawsuit and intends to defend itself vigorously.
Six class action lawsuits have been filed against the Company and certain of its current and former officers and directors captioned: (1) Gianni Angeloni v. SmartForce PLC d/b/a SkillSoft, William McCabe and Greg Priest; (2) Ari R. Schloss v. SkillSoft PLC f/k/a

SmartForce PLC, Gregory M. Priest, Patrick E. Murphy, David C. Drummond and William G. McCabe; (3) Joseph J. Bish v. SmartForce PLC d/b/a SkillSoft, Gregory M. Priest, William G. McCabe, David C. Drummond, John M. Grillos, John P. Hayes and Patrick E. Murphy; (4) Stacey Cohen v. SmartForce PLC d/b/a SkillSoft, William G. McCabe and Greg Priest; (5) Daniel Schmelz v. SmartForce PLC d/b/a SkillSoft, William G. McCabe and Greg Priest; and (6) John O’Donoghue v. SmartForce PLC d/b/a SkillSoft, William G. McCabe and Greg Priest. Each lawsuit was filed in the United States District Court for the District of New Hampshire; the first action was filed on November 22, 2002, the second action was filed on December 4, 2002 and the third and fourth actions were filed on December 11, 2002, the fifth action was filed on December 23, 2002, and the sixth action was filed on January 16, 2003. These lawsuits allege that the Company misrepresented or omitted to state material facts in its SEC filings and press releases regarding its revenues and earnings and failed to correct such false and misleading SEC filings and press releases, which are alleged to have artificially inflated the price of the Company’s ADSs. These lawsuits seek unspecified monetary damages, including punitive damages together with interest, costs, fees and expenses. These lawsuits have all been assigned to Chief Judge Paul J. Barbadoro. On March 26, 2003, Judge Barbadoro consolidated the lawsuits under the caption “In re SmartForce Securities Litigation,” Civil Action No. 02-544-B, appointed as lead plaintiffs the Teacher’s Retirement System of Louisiana and the Louisiana Sheriff’s Pension & Relief Fund, and approved the lead plaintiffs’ choice of lead counsel and local counsel. In March 2004, the Company reached a settlement of this litigation for total settlement payments of $30.5 million, with one-half paid in August 2004 and the remainder to be paid in the second half of 2005. In July 2005, the Company received $19.5 million which resulted from the final settlement with the insurance carriers regarding the 2002 securities class action lawsuit settlement of $30.5 million in March 2004 and the ongoing related litigation and SEC investigation. The Company recorded the aggregate settlement with the plaintiffs as a charge in its fiscal 2004 fourth quarter; and the settlement with its insurers has been recorded in the fiscal 2006 second quarter.
12. DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE
The Company follows the provisions of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (SFAS No. 131). SFAS No. 131 established standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also established standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company’s chief operating decision makers, as defined under SFAS No. 131, are the Chief Executive Officer and the Chief Financial Officer. The Company views its operations and manages its business as principally two operating segments — SMML and Retail Certification. On April 29, 2005, the Company sold certain assets and transferred certain liabilities related to its Retail Certification business and incurred a $681,000 loss on disposition. The sale did not have a negative impact on retail certification revenue for the quarter ended April 30, 2005, but did result in a reduction in revenue of approximately $880,000 for the quarter ended July 31, 2005 as compared to the quarter ended July 31, 2004 and that trend will continue for the remainder of fiscal 2006 when compared to fiscal 2005.
The following tables set forth the Company’s revenue and net income/(loss) by segment for the three and six months ended July 31, 2005 and 2004:

	Three Months Ended July 31, 2005
	Multi-Modal	Retail Certification	Consolidated
	(In thousands)
Revenue	$49,707	$3,897	$53,604
Net income	$22,867	$77	$22,944

	Three Months Ended July 31, 2004
	Multi-Modal	Retail Certification	Consolidated
	(In thousands)
Revenue	$45,848	$4,777	$50,625
Net income	$1,237	$120	$1,357

	Six Months Ended July 31, 2005
	Multi-Modal	Retail Certification	Consolidated
	(In thousands)
Revenue	$97,756	$9,175	$106,931
Net income/(loss)	$26,569	$(1,158)	$25,411

	Six Months Ended July 31, 2004
	Multi-Modal	Retail Certification	Combined
	(In thousands)
Revenue	$94,081	$9,361	$103,442
Net income	$4,344	$216	$4,560
The Company attributes revenues to different geographical areas on the basis of the location of the customer. Revenues by geographical area for the three and six months ended July 31, 2005 and 2004 were as follows (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 31,		JULY 31,
	2005	2004	2005	2004
Revenue:
United States	$41,609	$40,014	$83,581	$80,936
United Kingdom	5,690	4,071	11,277	8,351
Canada	2,214	1,881	4,386	3,917
Europe, excluding UK	1,570	2,214	2,908	4,677
Australia/New Zealand	1,811	1,532	3,681	3,279
Other	710	913	1,098	2,282

Total revenue	$53,604	$50,625	$106,931	$103,442

Long-lived tangible assets at international facilities are not significant.
13. ACCRUED EXPENSES
Accrued expenses in the accompanying condensed combined balance sheets consist of the following (in thousands):

	JULY 31, 2005	JANUARY 31, 2005
Accrued compensation and benefits	$10,677	$20,415
Course development fees	2,476	2,205
Professional fees	3,662	2,788
Accrued payables	935	1,798
Accrued miscellaneous taxes	265	238
Accrued merger related costs*	3,291	5,271
Sales tax payable/VAT payable	2,866	3,864
Accrued royalties	2,979	2,422
Accrued litigation settlements	15,400	15,250
Accrued restructuring	1,553	8,005
Other accrued liabilities	4,838	4,739

Total accrued expenses	$48,942	$66,995

*	Includes $1,571 and $1,684 of accrued income taxes at July 31, 2005 and January 31, 2005, respectively.
14. LINE OF CREDIT
The Company entered into a $25 million two-year line of credit with a bank on July 23, 2004, which was amended in April 2005. Under the terms of the line of credit, the bank holds a first security interest in all domestic business assets. All borrowings under the line of credit bear interest at the bank’s prime rate (6.25% at July 31, 2005). The facility is subject to a commitment fee of $50,000 to secure the line of credit and unused commitment fees of 0.125% based upon the daily average of un-advanced amounts under the revolving line of credit. The Company paid approximately $5,800 in unused commitment fees for the six months ended July 31, 2005. In addition, the line of credit contains certain financial and non-financial covenants. The Company is currently in compliance with all covenants. Also, the line of credit provides that in the event of a Material Adverse Change (as defined in the line of credit), the lender has the ability to call amounts outstanding under the line of credit. As of July 31, 2005, there were no borrowings on the line of credit; however, the Company had an outstanding letter of credit of $15.5 million that reduced the availability under the line of credit. Letters of credit are subject to commission fees of 0.75% as well as administrative costs. The Company did not pay any letters of credit fees for the fiscal quarter ended July 31, 2005.
15. SHARE REPURCHASE PROGRAM
The Company’s shareholders approved the repurchase by the Company of up to an aggregate of 7,000,000 ADSs. Unless terminated earlier by resolution of the Company’s Board of Directors, the Program will expire on March 24, 2006 or when the Company has repurchased all shares authorized for repurchase thereunder. The Company has repurchased 6,103,184 and 443,757 shares at July 31, 2005 and January 31, 2005, respectively. As of July 31, 2005, the Company may purchase, subject to certain legal limitations, up to 896,816 additional outstanding shares under the shareholder approved program.
16. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.
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
The Company has not yet determined which method to use in adopting SFAS 123(R).
The FASB recently issued Statement No. 154, “Accounting Changes and Error Corrections,” (SFAS 154), which is a replacement of APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” (SFAS 3). SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. APB 20 previously required that such a change be reported as a change in accounting principle. SFAS 154 carries forward many provisions of APB 20 without change, including the provisions related to the reporting of a change in accounting estimate, a change in the reporting entity, and the correction of an error. SFAS 154 also carries forward the provisions of SFAS 3 that govern reporting accounting changes in interim financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS 154. The Company is currently evaluating the impact of SFAS 154.
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
We derive revenue primarily from agreements under which customers license our products and purchase our services. The pricing for our courses varies based upon the number of course titles or the courseware bundle licensed by a customer, the number of users within the customer’s organization and the length of the license agreement (generally one, two or three years). Our agreements permit customers to exchange course titles, generally on the contract anniversary date. Additional services, such as hosting and online mentoring, are subject to additional fees.
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
We offer discounts from our ordinary pricing in arrangements covering larger numbers of courses, for larger user bases or for longer periods. Generally, customers may amend their license agreements, for an additional fee, to gain access to additional courses or product lines and/or to increase the size of the user base. We also derive revenue from hosting fees for clients that use our solutions on an application service provider (ASP) basis and from online mentoring services and professional services. In selected circumstances, we derive revenue on a pay-for-use basis under which some customers are charged based on the number of courses accessed by users. Revenue derived from pay-for-use contracts has been minimal to date.
Cost of revenue includes the cost of materials (such as storage media), packaging, shipping and handling, CD duplication, the cost of online mentoring and hosting services, royalties and certain infrastructure and occupancy expenses. We generally recognize these costs as incurred. Research and development expenses consist primarily of salaries and benefits, certain infrastructure and occupancy expenses, fees to consultants and course content development fees. We account for software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” which requires the capitalization of certain computer software development costs incurred after technological feasibility is established. In the six month period ended July 31, 2005, we capitalized approximately $1.2 million in software development costs. Selling and marketing expenses consist primarily of salaries, commissions and benefits, advertising and promotion expenses, travel expenses and certain infrastructure and occupancy expenses. General and administrative expenses consist primarily of salaries and benefits, consulting and service expenses, legal expenses, other public company costs and certain infrastructure and occupancy expenses.
Deferred compensation consists of the value of unvested options assumed in the Books acquisition and the Merger and is amortized over the vesting period of the underlying share option or shares.
Amortization of intangibles represents the amortization of intangible assets, such as customer value and content, from the Books acquisition, the GoTrain acquisition and the Merger, as well as amortization of those assets capitalized under SFAS 86.
Restructuring primarily consists of charges associated with international restructuring activities as well as activities related to our recent content development restructuring.

SEC investigation and other professional fees primarily consist of charges associated with, and as a result of, the restatement of SmartForce’s financial statements for 1999, 2000, 2001 and the first two quarters of 2002, the re-filing of statutory tax returns as a result of the restatement and charges for the ongoing SEC investigation.
BUSINESS OUTLOOK
In the six months ended July 31, 2005, we generated revenue of $106.9 million, an increase of $3.5 million compared to the six months ended July 31, 2004, and we reported positive net earnings. However, we continue to find ourselves in a challenging business environment. The overall market adoption rate for e-learning solutions remains relatively slow and we are seeing constraints on IT spending by our current and potential customers. As a result, we are experiencing delays in customer orders and some non-renewals of contracts from existing customers. In addition, price competition in the e-learning market is having a negative impact on the revenue we are generating from the new contracts and the contract renewals we do succeed in obtaining.
On the positive side, our recent revenue growth and our growth prospects are strongest in our product lines focused on informal learning, such as our Books24x7 Referenceware product line. As a result, we have increased our research and development spending in order to invest aggressively in those areas and accelerate the time by which our planned new products will be available to our customers.
In addition, during the fourth quarter of fiscal 2005, we restructured our content development organization to more efficiently manage costs and capitalize further on the flexibility inherent in our existing outsourcing model. The goal of the restructuring is to enable us to meet our existing content production targets at a reduced cost and with greater flexibility with respect to the product offerings in which we elect to make investments. The restructuring involved the elimination of 119 jobs in Dublin, Ireland and 12 in Nashua, New Hampshire, within our research and development organization as well as facilities consolidation in Dublin. We have shifted the remainder of our IT skills content development activities to our outsourcing suppliers, while continuing to maintain project management and quality control internally. This restructuring included a reduction of an additional 12 jobs in Nashua, New Hampshire for a rightsizing of our inside sales operation and 9 jobs in Germany related to the shutdown of our German facility. We incurred restructuring charges related to payments to terminated employees, facilities consolidation and the repayment of grants previously awarded by Irish agencies. These charges totaled approximately $13.0 million and were incurred in the fourth quarter of fiscal 2005. We believe that the restructuring will result in content development cost savings of approximately $5.0 million per year at current production levels, beginning in this fiscal year. This will afford us more flexibility to reinvest dollars that can be recaptured in an outsourcing model for other research and development initiatives and/or to increase the profitability of the organization.
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
We follow the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9 to account for revenue derived pursuant to license agreements under which customers license our products and services. The pricing for our courses varies based upon the number of course titles or the courseware bundle licensed by a customer, the number of users within the customer’s organization and the length of the license agreement (generally one, two or three years). License agreements permit customers to exchange course titles, generally on the contract anniversary date. Additional product features, such as hosting and online mentoring services, are separately licensed for an additional fee.
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
We also provide professional services including instructor led training, customized content, websites, and implementation services. We recognize professional services revenue as the services are performed.
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
Amortization of Intangible Assets and Impairment of Goodwill
We record intangible assets as historical cost. We amortize our intangible assets, which include customer contracts and internally developed software. We review these intangible assets at least annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in their remaining useful life. We also review our indefinite-lived intangible assets at least annually for impairment which includes trademarks and tradenames.
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
See Note 16 for a description of FASB Statement No. 123 (revised 2004), “Share-Based Payment”.
Deferral of Commissions
We employ an accounting policy consistent with guidance provided by FASB Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts” and SEC Staff Accounting Bulletin 104 “Revenue Recognition” related to the concept of a direct and incremental relationship between revenue and expense. As such, we defer the recognition of commission expense until such time as the revenue related to the contract for which the commission was paid is recognized.
Restructuring Charges
We account for our restructuring activities under guidance provided by SFAS No. 141 (SFAS 141), “Business Combinations” and SFAS No. 146 (SFAS 146), “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 141 states that after the end of the allocation period (generally one year from date of merger) an adjustment that results from a pre-acquisition contingency other than an income tax loss carryforward should be included in the determination of net income / (loss) in the period in which the adjustment is determined. As such, adjustments to pre-acquisition contingencies established at the time of the SmartForce – Skillsoft merger are recorded as restructuring charges in our statement of operations. SFAS 146 states that a liability related to an exit or disposal activity should be recognized at fair value in the period in which it is incurred. As such, when we identify restructuring charges that fulfill the requirements identified in SFAS 146 as incurred, we record the charges in our statement of operations.
Legal Contingencies
In connection with any material legal proceedings that we may become involved in, management periodically reviews estimates of potential costs to be incurred by us in connection with the adjudication or settlement, if any, of these proceedings. These estimates are developed in consultation with our outside counsel and are based on an analysis of potential litigation outcomes and settlement strategies. In accordance with SFAS No. 5, “Accounting for Contingencies,” loss contingencies are accrued if, in the opinion of management, an adverse outcome is probable and such outcome can be reasonably estimated. In accordance with SFAS No. 5, gain contingencies are recorded at the time of realization. Legal costs are expensed as incurred.
RESULTS OF OPERATIONS
THREE MONTHS ENDED JULY 31, 2005 VERSUS THREE MONTHS ENDED JULY 31, 2004

	DOLLAR
	INCREASE/(DECREASE)	PERCENT CHANGE
	2004/2005	INCREASE/(DECREASE)	PERCENTAGE OF REVENUE
	(IN THOUSANDS)	2004/2005	2005	2004

Revenue	$2,979	6%
Cost of revenue	1,061	20%	12%	10%

Gross profit	1,918	4%	88%	90%

Research and development	(2,449)	(19%)	19%	25%
Selling and marketing	(1,946)	(9%)	39%	45%
General and administrative	553	9%	13%	12%
Legal settlements/(insurance recoveries)	(19,500)	(100%)	(36%)	0%
Amortization of intangible assets	(83)	(3%)	4%	5%
Amortization of stock-based compensation	(80)	(27%)	0%	1%
Restructuring	(291)	(166%)	0%	0%
Restatement:
SEC investigation	55	7%	2%	2%
Other professional fees	(136)	(100%)	0%	0%

Total operating expenses	(23,877)	(53%)	40%	89%

Operating income	25,795	25,044%	48%	0%

Other income/(expense), net	527	1,647%	1%	0%
Interest income, net	69	29%	1%	0%

Income before provision for income taxes	26,391	8,459%	50%	1%

Provision for/(benefit from) income taxes	4,804	460%	7%	(2%)

Net income	$21,587	1,591%	43%	3%

REVENUE
     The increase in revenue from the fiscal quarter ended July 31, 2004 to the fiscal quarter ended July 31, 2005 was primarily due to revenue generated from new business primarily derived from our product lines focused on informal learning and increased reseller revenues as well as a greater share of business closed earlier in the quarter ended July 31, 2005 versus the prior year. Due to our subscription revenue recognition model, business closed earlier in the quarter generally results in a greater share of revenue within that quarter. We expect our revenues related to informal learning to increase for the remainder of fiscal 2006 as compared to fiscal 2005.

	QUARTERS ENDED JULY 31,
(IN THOUSANDS)	2005	2004	CHANGE
Revenue:
United States	$41,609	$40,014	$1,595
International	11,995	10,611	1,384

Total	$53,604	$50,625	$2,979

Revenue increased by 4% and 13% in the United States and internationally, respectively, in the quarter ended July 31, 2005 as compared to the quarter ended July 31, 2004.

	QUARTERS ENDED JULY 31,
(IN THOUSANDS)	2005	2004	CHANGE
Revenue:
Multi-Modal Learning	$49,707	$45,848	$3,859
Retail Certification	3,897	4,777	(880)

Total	$53,604	$50,625	$2,979

In the quarter ended April 30, 2005, we sold certain assets related to SmartCertify, our Retail Certification business. The sale did not have a negative impact on retail certification revenue for the quarter ended April 30, 2005, but did result in a reduction in revenue for the quarter ended July 31, 2005 as compared to the quarter ended July 31, 2004 and that trend will continue for the remainder of fiscal 2006 when compared to fiscal 2005. This decrease in revenue was offset by increases in the MML business. We anticipate MML revenue will remain approximately the same or increase slightly in the remainder of fiscal 2006 when compared to fiscal 2005.
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
COSTS AND EXPENSES
The increase in cost of revenue in the fiscal quarter ended July 31 2005 versus the fiscal quarter ended July 31, 2004 was primarily due to a higher mix of royalty-bearing content in the fiscal 2006 second quarter due to the growth of our Books 24x7 Referenceware product line.
The decrease in research and development expenses in the fiscal quarter ended July 31, 2005 versus the fiscal quarter ended July 31, 2004 was due primarily to the inclusion of $2.3 million of purchased technology in the fiscal 2005 second quarter results and savings realized as the result of the reorganization of our content development organization completed in the fiscal 2005 fourth quarter. These decreases were partially offset by $0.4 million for ongoing software development support of the Dialogue product line and $0.5 million for severance costs associated with a realignment of our software development operation in the United States, Canada, and Ireland.
The decrease in selling and marketing expenses in the fiscal quarter ended July 31, 2005 versus the fiscal quarter ended July 31, 2004 was primarily due to the expense reduction resulting from the asset sale of SmartCertify, our Retail Certification business, at the end of our fiscal 2006 first quarter. This was partially offset by the costs of the Perspectives customer marketing event shifting from the first quarter in the prior year to the second quarter this year along with the ongoing incremental expenses to support the new Dialogue product line, new telesales distribution operation and additional investment in our Books sales force. While we plan to continue investing in new distribution channels, we expect that selling and marketing costs will decrease in fiscal 2006 compared to fiscal 2005 due to lower commission expense primarily related to the Retail Certification business as well as a decrease in selling and marketing costs associated with the sale of the Retail Certification business. We expect that selling and marketing expenses as a percentage of revenue will be slightly lower in fiscal 2006 as compared to fiscal 2005.
General and administrative expenses increased in the fiscal quarter ended July 31, 2005 versus the fiscal quarter ended July 31, 2004 primarily due to an increase in expenses related to legal, tax, and other service fees, which were partially offset by the expense reduction resulting from the asset sale of SmartCertify at the end of our fiscal 2006 first quarter. We anticipate that general and administrative expenses will increase in absolute dollars and as a percentage of revenue over the remainder of fiscal 2006 compared to fiscal 2005 due primarily to continued increases in the costs of operating as a public company such as costs related to compliance with Section 404 of the Sarbanes-Oxley Act, advisory services, legal representation and insurance coverage.
Within legal settlements/(insurance recoveries), we recorded an insurance settlement of $19.5 million in the quarter ended July 31, 2005, which resulted from the final settlement with our insurance carriers regarding the 2002 securities class action lawsuit settlement of $30.5 million in March 2004 and the ongoing related litigation and SEC investigation. See Note 11 of the Notes to the Condensed Consolidated Financial Statements.
OTHER INCOME/(EXPENSE), NET
Other income in the quarter ended July 31, 2005 was $495,000 as compared to other expenses of $32,000 in the quarter ended July 31, 2004. This change was primarily due to foreign currency fluctuations. Due to our multi-national operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies we do business in.

INTEREST INCOME, NET
Interest income, net increased to $310,000 in the quarter ended July 31, 2005 from $241,000 in the quarter ended July 31, 2004. This increase was primarily due to higher interest rates on our cash, cash equivalents and investments, as well as higher balances on our cash, cash equivalents and investments.
PROVISION/(BENEFIT) FOR INCOME TAXES
The increase in the provision for income taxes in the fiscal quarter ended July 31, 2005 versus the fiscal quarter ended July 31, 2004 was primarily a result of our expectation of generating a taxable income in fiscal 2006 versus fiscal 2005. Also, during the three months ended July 31, 2004, we reversed approximately $1.1 million of tax expense as we expected to utilize tax attributes other than acquired NOL carryforwards, and as such had adjusted our tax provision accordingly. The effective tax rate decreased from 27.1% in the quarter ended April 30, 2005 to 15.5% in the quarter ended July 31, 2005. This decrease is primarily due to the fact that the $19.5 million insurance settlement is not taxable, offset in part by the increase in the fiscal 2006 results versus previous estimates.
RESULTS OF OPERATIONS
SIX MONTHS ENDED JULY 31, 2005 VERSUS SIX MONTHS ENDED JULY 31, 2004

	DOLLAR
	INCREASE/(DECREASE)	PERCENT CHANGE
	2004/2005	INCREASE/(DECREASE)	PERCENTAGE OF REVENUE
	(IN THOUSANDS)	2004/2005	2005	2004

Revenue	$3,489	3%
Cost of revenue	1,817	18%	11%	10%

Gross profit	1,672	2%	89%	90%

Research and development	(2,024)	(9%)	19%	21%
Selling and marketing	(2,278)	(5%)	42%	45%
General and administrative	775	6%	12%	12%
Legal settlements/(insurance recoveries)	(19,500)	(100%)	(18%)	0%
Amortization of intangible assets	(259)	(5%)	4%	5%
Amortization of stock-based compensation	(191)	(29%)	0%	1%
Restructuring	265	82%	1%	0%
Restatement:
SEC investigation	(19)	(2%)	1%	1%
Other professional fees	(250)	(100%)	0%	0%

Total operating expenses	(23,481)	(27%)	61%	86%

Operating income	$25,153	544%	28%	4%

Other income/(expense), net	596	282%	0%	0%
Interest income, net	241	66%	1%	0%
Loss on sale of component, net	(681)	100%	(1%)	0%

Income before provision for income taxes	25,309	529%	28%	5%

Provision for/(benefit from) income taxes	4,458	2,026%	4%	0%

Net income	20,851	457%	24%	4%

REVENUE
     Revenue increased $3.5 million, or 3%, to $106.9 million in the six months ended July 31, 2005 from $103.4 million in the six months ended July 31, 2004. This increase was primarily due to revenue generated from new business primarily derived from our product lines focused on informal learning and better than anticipated reseller revenues as well as a greater share of business closed earlier in the six months ended July 31, 2005 than prior year.

	SIX MONTHS ENDED JULY 31,
(IN THOUSANDS)	2005	2004	CHANGE
Revenue:
United States	$83,581	$80,936	$2,645
International	23,350	22,506	844

Total	$106,931	$103,442	$3,489

Revenue increased by 3% and 4% in the United States and internationally, respectively, in the six months ended July 31, 2005 as compared to the six months ended July 31, 2004.

	SIX MONTHS ENDED JULY 31,
(IN THOUSANDS)	2005	2004	CHANGE
Revenue:
Multi-Modal Learning	$97,756	$94,081	$3,675
Retail Certification	9,175	9,361	(186)

Total	$106,931	$103,442	$3,489

In the six months ended July 31, 2005, we sold SmartCertify, our Retail Certification business. The sale resulted in a reduction in revenue for the six months ended July 31, 2005 as compared to the six months ended July 31, 2004, and that trend will continue for the remainder of fiscal 2006 when compared to fiscal 2005. This decrease in revenue was offset by increases in the MML generated from new business.
COSTS AND EXPENSES
The increase in cost of revenue in the six months ended July 31, 2005 versus the six months ended July 31, 2004 was primarily due to a higher mix of royalty-bearing content in the six months ended July 31, 2005 as compared to the six months ended July 31, 2004 due to the growth of our Books 24x7 Referenceware product line.
The decrease in research and development expenses in the six months ended July 31, 2005 versus the six months ended July 31, 2004 was due primarily to the inclusion of $2.3 million of purchased technology in the fiscal 2005 second quarter results and savings realized as the result of the reorganization of our content development organization completed in the quarter ended January 31, 2005.
The decrease in selling and marketing expenses in the six months ended July 31, 2005 versus the six months ended July 31, 2004 was primarily due to the expense reduction resulting from the asset sale of SmartCertify, our retail IT certification business, at the end of our fiscal 2006 first quarter. This was partially offset by incremental expenses to support the new Dialogue product line, new telesales distribution operation and additional investment in our Books sales force.
General and administrative expenses increased in the six months ended July 31, 2005 versus the six months ended July 31, 2004 primarily due to an increase in expenses related to legal, tax, other service fees and compensation expense, which were partially offset by the expense reduction resulting from the asset sale of SmartCertify at the end of our fiscal 2006 first quarter.
Within legal settlements/(insurance recoveries), we received an insurance settlement of $19.5 million in the six months ended July 31, 2005, which resulted from the final settlement with our insurance carriers regarding the 2002 securities class action lawsuit settlement of $30.5 million in March 2004 and the ongoing related litigation and SEC investigation.
OTHER INCOME/(EXPENSE), NET
Other income in the six months ended July 31, 2005 was $385,000 as compared to other expenses of $211,000 in the six months ended July 31, 2004. This change was primarily due to foreign currency fluctuations. Due to our multi-national operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies we do business in.
INTEREST INCOME, NET

Interest income, net increased to $605,000 in the six months ended July 31, 2005 from $364,000 in the six months ended July 31, 2004. This increase was primarily due to higher interest rates on our cash and cash equivalents and investments.
PROVISION/(BENEFIT) FOR INCOME TAXES
The increase in the provision for income taxes in the six months ended July 31, 2005 versus the six months ended July 31, 2004 was primarily a result of our expectation of generating a taxable income in fiscal 2006 versus fiscal 2005. The effective tax rate decreased from 27.1% in the quarter ended April 30, 2005 to 15.5% in the quarter ended July 31, 2005. This decrease is primarily due to the fact that the $19.5 million insurance settlement is not taxable, offset in part by the expected increase in the fiscal 2006 results versus previous estimates.
LOSS ON SALE OF ASSETS, NET
We recorded a loss of $681,000 on sale of certain assets of the Retail Certification business which resulted primarily from investment banking fees and professional fees associated with the sale of certain assets of the Retail Certification business in the six months ended July 31, 2005.
LIQUIDITY AND CAPITAL RESOURCES
As of July 31, 2005, our principal source of liquidity was our cash and cash equivalents and short-term investments, which totaled $65.2 million. This compares to $54.9 million at January 31, 2005.
Net cash provided by operating activities was $30.8 million for the six months ended July 31, 2005, which reflects primarily our net income of $25.4 million (inclusive of the insurance settlement of $19.5 million), a decrease in accounts receivable of $38.1 million, depreciation and amortization of $7.1 million and non-cash income tax provision of $4.0 million. These factors were partially offset by a decrease in deferred revenue of $28.0 million as well as changes in other current assets and liabilities of $16.4 million.
Net cash used in investing activities was $7.0 million for the six months ended July 31, 2005. Maturity of investments, net of purchases (short and long-term), generated a net cash inflow of approximately $2.7 million in the six months ended July 31, 2005. This was more than offset by purchases of capital assets and capitalized development software costs totaling approximately $4.9 million as well as the designation of restricted cash, net of $4.8 million.
Net cash used in financing activities was $18.5 million for the six months ended July 31, 2005. Cash was used to purchase $20.2 million of shares on the open market under our share repurchase program. This was partially offset by proceeds from the exercise of stock options and stock purchases under our 2004 Employee Share Purchase Plan of $1.8 million.
Our working capital deficit was approximately $24.8 million and $46.8 million as of July 31, 2005 and January 31, 2005, respectively. The reduction in our working capital deficit in the six months ended July 31, 2005 was primarily due to net income of $25.4 million, $7.1 million in depreciation and amortization and the maturity of long-term investments, net of purchases of $8.7 million, which was partially offset by the repurchase of shares of $20.2 million. Total assets were approximately $260.5 million and $303.5 million as of July 31, 2005 and January 31, 2005, respectively. As of July 31, 2005 and January 31, 2005, goodwill and separately identifiable intangible assets were $111.8 million and $119.7 million, respectively.
We entered into a $25 million two year, line of credit with a bank on July 23, 2004, which was amended in April 2005. Under the terms of the line of credit, the bank holds a first security interest in all domestic business assets. All borrowings under the line of credit bear interest at the bank’s prime rate. The facility is subject to a commitment fee of $50,000 to secure the line of credit and unused commitment fees of 0.125% based upon the daily average of un-advanced amounts under the revolving line of credit. We paid approximately $5,800 in unused commitment fees for the six months ended July 31, 2005. In addition, the line of credit contains certain financial and non-financial covenants. We are currently in compliance with all covenants. Also, the line of credit provides that in the event of a Material Adverse Change (as defined in the line of credit), the lender has the ability to call amounts outstanding under the line of credit. As of July 31, 2005, there were no borrowings on the line of credit; however we had an outstanding letter of credit of $15.5 million that reduced the availability under the line of credit. Letters of credit are subject to commission fees of 0.75% as well as administrative costs. We did not pay any letters of credit fees for the six months ended July 31, 2005.
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
We lease certain of our facilities and certain equipment and furniture under operating lease agreements that expire at various dates through 2023. Future minimum lease payments, net of estimated rentals, under these agreements are as follows (in thousands):

	Payments Due by Period
		Less
		Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$34,516	$5,486	$9,548	$4,683	$14,799
Litigation settlement	15,250	15,250	—	—	—

Total	$49,766	$20,736	$9,548	$4,683	$14,799

We expect to continue to experience growth in capital expenditures and operating expenses, particularly in research and development, in the fiscal year ending January 31, 2006, as compared to the fiscal year ended January 31, 2005, in order to execute our business plan and achieve expected revenue growth. To the extent that our execution of the business plan results in increased sales, we expect to experience corresponding increases in deferred revenue, cash flow and prepaid expenses. In addition, we expect to make litigation settlement payments totaling $15.25 million in the fiscal year ending January 31, 2006. Capital expenditures for the fiscal year ending January 31, 2006 are expected to be approximately $7.0 million. We have the ability to purchase, subject to certain limitations, up to 896,816 of our outstanding shares under our shareholder approved share repurchase plan (above the 6,103,184 we have already purchased through July 31, 2005). Under the program, there are limitations on our ability to purchase shares up to this level, which include the availability of distributable profits under Irish regulations and available cash. We expect that the principal sources of funding for our operating expenses, capital expenditures, litigation settlement payments and other liquidity needs will be a combination of our available cash and cash equivalents and short-term investments (which totaled approximately $65.2 million as of July 31, 2005), and funds generated from future cash flows. We believe our current funds and expected cash flows from operating activities will be sufficient to fund our operations for at least the next 12 months. However, there are a number of factors that may negatively impact our available sources of funds. In addition, our cash needs may increase due to factors such as unanticipated developments in our business or significant acquisitions. The amount of cash generated from operations will be dependent upon the successful execution of our business plan. Although we do not foresee the need to raise additional capital, any unanticipated economic or business events could require us to raise additional capital to support operations.
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
WE HAVE EXPERIENCED NET LOSSES IN THE PAST, AND WE MAY BE UNABLE TO MAINTAIN PROFITABILITY.
     We recorded a net loss of $284 million for the fiscal year ended January 31, 2003, $113.3 million for the fiscal year ended January 31, 2004 and $20.1 million for the fiscal year ended January 31, 2005. We achieved profitability in the first two quarters of the fiscal year ending January 31, 2006. However, we cannot guarantee that our combined business will sustain profitability in any future period.

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
OUR RESTRUCTURING PLANS MAY BE INEFFECTIVE OR MAY LIMIT OUR ABILITY TO COMPETE.
     Since the Merger, we have recorded an aggregate of $31.4 million in merger and exit costs and an aggregate of $30.0 million of restructuring charges. There are several risks inherent in these efforts to transition to a new cost structure. These include the risk that we will not be successful in restoring profitability, and hence we may have to undertake further restructuring initiatives that would entail additional charges and create additional risks. In addition, there is the risk that cost-cutting initiatives will impair our ability to effectively develop and market products and remain competitive. Each of the above measures could have long-term effects on our business by reducing our pool of talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel. These circumstances could cause our earnings to be lower than they otherwise might be.
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
ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
As of July 31, 2005, we did not use derivative financial instruments for speculative or trading purposes.
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
ITEM 4. — CONTROLS AND PROCEDURES
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 31, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

			(c)	(d)
			Total Number of	Maximum Number (or
			Shares (or Units)	Approximate Dollar
	(a)	(b)	Purchased as Part	Value) of Shares (or
	Total Number of	Average Price	of Publicly	Units) that May Yet Be
	Shares (or Units)	Paid per Share (or	Announced Plans	Purchased Under the
Period	Purchased (1)	Unit) $	or Programs (2)	Plans or Programs

May 1, 2005 through May 31, 2005	606,294	$3.77	606,294	4,108,435

June 1, 2005 through June 30, 2005	1,554,700	3.74	1,554,700	2,553,735

July 1, 2005 through July 31, 2005	1,656,919	3.61	1,656,919	896,816

Total	3,817,913	$3.69	3,817,913	896,816

(1)	Through July 31, 2005, we repurchased an aggregate of 6,103,184 ADSs pursuant to our shareholder approved repurchase program that we publicly announced on September 27, 2004 (the “Program”).

(2)	Our Board of Directors and shareholder approved the repurchase by us of up to an aggregate of 7,000,000 ADSs at a per share purchase price which complies with the requirements of Rule 10b-18 pursuant to the Program. Unless terminated earlier by resolution of our Board of Directors, the Program will expire on March 24, 2006 or when we have repurchased all shares authorized for repurchase thereunder.
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

SKILLSOFT PUBLIC LIMITED COMPANY

Date: September 9, 2005

	By:	/s/ Thomas J. McDonald
Thomas J. McDonald
Chief Financial Officer

EXHIBIT INDEX

10.1	Release and Settlement Agreement, dated as of July 4, 2005, by and among SkillSoft PLC, AIG Europe (Ireland) Limited, David Drummond, Patrick Murphy, Ronald C. Conway, John M. Grillos, James S. Krzywicki, Patrick J. McDonagh, Dr. Ferdinand von Prondzynski, Gregory M. Priest and John P. Hayes.

31.1	Certification of the Company’s CEO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	Certification of the Company’s CFO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1	Certification of the Company’s CEO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s CFO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.