Form 10-Q
period 2005-10-31
SKILLSOFT PUBLIC LIMITED CO
filed 2005-12-09
CIK 940181

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2005
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On November 30, 2005, the registrant had 107,232,719 Ordinary Shares outstanding (issued or issuable in exchange for the registrant’s outstanding American Depository Shares).

SKILLSOFT PLC
FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 31, 2005
INDEX

PART I
ITEM 1. — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SKILLSOFT PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED, IN THOUSANDS EXCEPT SHARE DATA)

	October 31,	January 31,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$48,059	$34,906
Short-term investments	21,656	20,021
Restricted cash	5,409	994
Accounts receivable, net	44,741	87,030
Prepaid expenses and other current assets	16,213	22,659

Total current assets	136,078	165,610
Property and equipment, net	9,376	9,137
Intangible assets, net	10,581	16,171
Goodwill	94,217	103,576
Long-term investments	221	8,943
Other assets	454	60

Total Assets	$250,927	$303,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,258	$5,361
Accrued expenses	43,231	66,995
Deferred revenue	102,639	140,008

Total current liabilities	149,128	212,364
Long term liabilities	4,173	6,214
Commitments and contingencies (Note 11)
Stockholders’ equity:
Ordinary Shares, € 0.11 par value: 250,000,000 shares authorized; 107,227,094 and 106,207,818 shares issued and outstanding at October 31, 2005 and January 31, 2005, respectively	11,758	11,617
Additional paid-in capital	561,672	559,052
Treasury stock, at cost, 6,533,884 and 443,757 ordinary shares at October 31, 2005 and January 31, 2005, respectively	(24,524)	(2,523)
Accumulated deficit	(449,935)	(481,029)
Deferred compensation	(682)	(1,358)
Accumulated other comprehensive loss	(663)	(840)

Total stockholders’ equity	97,626	84,919

Total Liabilities and Stockholders’ Equity	$250,927	$303,497

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED, IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	October 31,		October 31,
	2005	2004	2005	2004
Revenue	$53,901	$52,507	$160,833	$155,949
Cost of revenue	6,509	5,597	18,662	15,932

Gross profit	47,392	46,910	142,171	140,017
Operating expenses:
Research and development	9,122	10,505	29,181	32,587
Selling and marketing	20,382	22,441	65,130	69,467
General and administrative	5,496	6,388	18,507	18,625
Legal settlements/ (insurance recoveries)	—	—	(19,500)	—
Amortization of intangible assets	2,285	2,390	6,838	7,202
Amortization of stock-based compensation (1)	219	296	675	944
Restructuring	226	(7)	813	315
Restatement:
SEC investigation	507	803	1,591	1,905
Other professional fees	—	—	—	250

Total operating expenses	38,237	42,816	103,235	131,295

Operating income	9,155	4,094	38,936	8,722
Other income/(expense), net	341	75	727	(164)
Interest income, net	268	88	872	481
Gain/(loss) on sale of assets, net	73	—	(608)	—

Income before provision for income taxes	9,837	4,257	39,927	9,039
Provision for income taxes	4,154	142	8,833	363

Net income	$5,683	$4,115	$31,094	$8,676

Net income per share (Note 9):
Basic	$0.06	$0.04	$0.30	$0.08

Basic weighted average common shares outstanding	100,663,757	105,935,620	103,055,159	104,851,577

Diluted	$0.06	$0.04	$0.30	$0.08

Diluted weighted average common shares outstanding	101,540,690	108,941,334	103,726,562	109,974,424

(1)	The following summarizes the departmental allocation of the stock-based compensation

	THREE MONTHS ENDED		NINE MONTHS ENDED
	October 31,		October 31,
	2005	2004	2005	2004
Research and development	$47	$66	$140	$224
Selling and marketing	164	219	511	683
General and administrative	8	11	24	37

	$219	$296	$675	$944

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, IN THOUSANDS)

	NINE MONTHS ENDED
	October 31,
	2005	2004
Cash flows from operating activities:
Net income	$31,094	$8,676
Adjustments to reconcile net income to net cash provided by / (used in) operating activities –
Stock-based compensation	675	944
Depreciation and amortization	3,790	3,439
Amortization of intangible assets	6,838	7,202
Provision/(recovery) for bad debts	(772)	(1)
Loss on sale of assets	608	—
Provision for income tax — non-cash	7,853	226
Changes in current assets and liabilities:
Accounts receivable, net	41,381	26,903
Prepaid expenses and other current assets	6,815	10,706
Accounts payable	(2,644)	(2,917)
Accrued expenses	(22,570)	(58,900)
Deferred revenue	(36,547)	(29,907)

Net cash provided by / (used in) operating activities	36,521	(33,629)
Cash flows from investing activities:
Purchases of property and equipment	(4,157)	(6,423)
Capitalized software development costs	(1,247)	—
Purchases of investments	(14,848)	(40,481)
Maturity of investments	21,844	35,258
(Designation) / release of restricted cash, net	(4,415)	24,600

Net cash (used in) / provided by investing activities	(2,823)	12,954
Cash flows from financing activities:
Proceeds from exercise of stock options	550	20,553
Proceeds from employee stock purchase plan	2,210	—
Purchase of treasury stock	(22,000)	—

Net cash (used in)/provided by financing activities	(19,240)	20,553
Effect of exchange rate changes on cash and cash equivalents	(1,305)	359

Net increase in cash and cash equivalents	13,153	237
Cash and cash equivalents, beginning of period	34,906	42,866

Cash and cash equivalents, end of period	$48,059	$43,103

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
2. BASIS OF PRESENTATION
The accompanying, unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all material adjustments (consisting only of those of a normal and recurring nature), which are necessary to present fairly the consolidated financial position of the Company as of October 31, 2005, the results of its operations for the three and nine months ended October 31, 2005 and 2004 and its cash flows for the nine months ended October 31, 2005 and 2004. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.
3. CASH EQUIVALENTS, RESTRICTED CASH, AND INVESTMENTS
The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. At October 31, 2005 and January 31, 2005, cash equivalents consisted mainly of commercial paper, short-term notes and money market funds. The Company considers the cash held in certificates of deposit with a commercial bank to secure its line of credit, to secure certain facility leases and to secure funds to defend named former and current executives and board members of SmartForce PLC for actions arising out of the SEC investigation to be restricted cash. The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115). Under SFAS No. 115, securities that the Company does not intend to hold to maturity are reported at market value, and are classified as available-for-sale. At October 31, 2005, the Company’s investments were classified as available for sale and had an average maturity of approximately 86 days. These investments are classified as current assets in the accompanying condensed consolidated balance sheets as they mature within one year.
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
The Company typically recognizes revenue from resellers when both the sale to the end user has occurred and the collectibility of cash from the reseller is probable. With respect to reseller agreements with minimum commitments, the Company recognizes revenue related to the portion of the minimum commitment that exceeds the end user sales at the expiration of the commitment period provided the Company has received payment. If a definitive service period can be determined, revenue is recognized ratably over the term of the minimum commitment period, provided that cash has been received or collectibility is probable.
The Company also provides professional services including instructor led training, customized content, websites, and implementation services. The Company recognizes professional services revenue as the services are performed.
The Company records reimbursable out-of-pocket expenses in both maintenance and services revenue and as a direct cost of maintenance and services in accordance with Emerging Issues Task Force (EITF) Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred (“EITF 01-14”). EITF 01-14 requires reimbursable out-of-pocket expenses incurred to be characterized as revenue in the income statement.
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
5. ACCOUNTING FOR STOCK-BASED COMPENSATION
The Company accounts for its stock-based employee compensation plans using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and

related Interpretations under APB No. 25. The Company provides pro forma disclosures only of the compensation expense determined under the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123).
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

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 31,		OCTOBER 31,
	2005	2004	2005	2004
Risk-free interest rates	4.08% — 4.38%	3.75% — 3.90%	3.86% — 4.38%	3.31% — 4.35%
Expected dividend yield	—	—	—	—
Volatility factor	65%	84%	73%	88%
Expected lives	7 years	7 years	7 years	7 years
Weighted average fair value of options granted	$2.60	$4.55	$2.65	$9.12
Weighted average remaining contractual life of options outstanding	6.09 years	7.03 years	6.09 years	7.03 years
Had compensation expense for its plans been determined consistent with SFAS No. 123, the Company’s net income and basic and diluted net income per share would have been decreased to the following pro forma amounts (in thousands, except per share data):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 31,		OCTOBER 31,
	2005	2004	2005	2004
Net income —
As reported	$5,683	$4,115	$31,094	$8,676
Add: Stock-based employee compensation expense recognized under APB No. 25	219	296	675	944
Less: Total stock-based employee compensation expense determined under fair value based method for all employee awards	(4,063)	(6,677)	(13,069)	(19,644)

Pro forma net income/(loss)	$1,839	$(2,266)	$18,700	$(10,024)

Basic and diluted net income/(loss) per share —
As reported	$0.06	$0.04	$0.30	$0.08

Pro forma net income/(loss)	$0.02	$(0.02)	$0.18	$(0.10)

Because additional option grants are expected to be made in future periods, the above pro forma disclosures may not be representative of pro forma effects on results for future periods.
6. RESTRUCTURING AND OTHER CHARGES
MERGER AND EXIT COSTS
In connection with the Merger, the Company’s management effected a restructuring to eliminate redundant facilities and headcount, reduce cost structure and better align the Company’s operating expenses with existing economic conditions. Pursuant to this restructuring, the Company recorded $30.3 million of costs in 2002 relating to exiting activities of pre-Merger SmartForce PLC such as severance and related benefits, costs to vacate leased facilities and other pre-Merger liabilities. These costs were accounted for under EITF 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations.” These costs, which were recognized as a liability assumed in the purchase business combination, were included in the allocation of the purchase price and increased goodwill.
The reductions in employee headcount totaled approximately 632 employees from the administrative, sales, marketing and development functions, and amounted to a liability of approximately $14.4 million in 2002. Approximately $13.1 million was paid out against the exit plan accrual through October 31, 2005, and the remaining amount of $1.2 million, net of adjustments for foreign currency translation, is expected to be paid by the end of fiscal 2007.
In connection with the exit plan, the Company abandoned or downsized certain leased facilities resulting in a facilities consolidation liability of $12.7 million as of January 31, 2003, consisting of sublease losses, broker commissions and other facility costs. As part of the plan, 11 sites were vacated and 4 sites were downsized. To determine the sublease loss, which is the loss after the Company’s estimated cost recovery efforts from subleasing vacated space, certain assumptions were made related to the (1) time period over which the property will remain vacant, (2) sublease terms and (3) sublease rates. The lease loss is an estimate under SFAS No. 5 “Accounting for Contingencies” (SFAS No. 5). In the year ended January 31, 2004, the Company revised certain of its estimates made in connection with the original purchase price pertaining to unoccupied facilities under lease as a result of the Merger. This adjustment to the exit plan accrual fell within the one year purchase price allocation period prescribed by SFAS No. 141 “Business Combinations” (SFAS No. 141). In the fiscal year ended January 31, 2005, the Company again revised certain of its estimates made in connection with the original purchase price pertaining to unoccupied facilities under lease as a result of the Merger. This adjustment to the exit accrual fell outside the one year purchase price allocation period and was charged to restructuring and is included in the statement of operations. The net present value of the obligation under this exit plan, as adjusted, was approximately $14.6 million, of which $3.8 million remains.
For the nine months ended October 31, 2005, activity in the Company’s Merger and exit accrual, which is included in accrued expenses (see Note 13) and long-term liabilities, was as follows (in thousands):

	EMPLOYEE
	SEVERANCE AND	CLOSEDOWN OF
	RELATED COSTS	FACILITIES	OTHER	TOTAL
Merger and exit accrual January 31, 2005	$1,955	$6,552	$334	$8,841
Payments	(767)	(2,969)	(110)	(3,846)
Adjustments	—	187	—	187
Merger and exit accrual October 31, 2005	$1,188	$3,770	$224	$5,182

     The Company anticipates that the remainder of the Merger and exit accrual will be paid out by October 2011 as follows (in thousands):

Year ended January 31,
2006	$517
2007	2,742
2008	1,027
2009	564
Thereafter	332

Total	$5,182

RESTRUCTURING, SEC INVESTIGATION AND OTHER PROFESSIONAL FEES
The Company recorded a $14.2 million restructuring charge during the fiscal year ended January 31, 2003, which was included in the statement of operations. Approximately $10.2 million of this charge represented the compensation cost of terminated SmartForce PLC employees for services rendered from the date of the Merger through such employees’ termination dates and certain other compensation costs to terminated and continuing employees of the Company. Also included in the $14.2 million charge are certain other one time costs incurred by SkillSoft Corporation as a result of the Merger. These costs primarily consist of employee severance and related costs and contractual obligations. Payments made under these obligations during the years ended January 31, 2003, 2004 and 2005 aggregated approximately $11.5 million, $2.6 million, and $100,000, respectively.
During the fiscal year ended January 31, 2005, the Company recorded and paid an additional $260,000 of restructuring charges related to the further restructuring of the pre-Merger SmartForce PLC operations. These restructuring costs included additional compensation to pre-Merger SmartForce PLC employees as well as additional facilities obligations as a result of the Merger.
The Company recorded a $13.4 million restructuring charge for the fiscal year ended January 31, 2005, which was included in the statement of income. Approximately $9.3 million of this charge represented contractual obligations, and included in this amount is approximately $528,000 of exit costs incurred during the fiscal year ended January 31, 2005. These costs primarily relate to facilities consolidation and the repayment of government grant obligations resulting from the restructuring. Approximately $3.4 million represented the compensation cost of terminated employees for services rendered from the date of the restructuring through termination dates and one time severance payouts and approximately $400,000 was related to the write-down of fixed assets rendered obsolete as a result of the restructuring activities.
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
During the nine months ended October 31, 2005 the company revised certain of its estimates made in connection to the previous restructurings related to both contractual obligations and employee severance and related costs.
For the nine months ended October 31, 2005, activity in the Company’s restructuring accrual related to the Merger and the fiscal 2005 and 2006 restructurings was as follows (in thousands):

	EMPLOYEE
	SEVERANCE
	AND RELATED	CONTRACTUAL
	COSTS	OBLIGATIONS	TOTAL
Restructuring accrual January 31, 2005	$624	$8,744	$9,368
Payments and other adjustments	(968)	(6,577)	(7,545)
Restructuring charge	349	277	626

Restructuring accrual October 31, 2005	$5	$2,444	$2,449

Consistent with the Company’s accounting policy and historical treatment regarding annual audit fees, the Company accrued the estimated audit fees related to the restatement of the historical SmartForce PLC financial statements, the acquired business, in the year ended January 31, 2003. All other costs associated with the restatement, the resulting SEC investigation, and the 2002 shareholder class action lawsuit are expensed as the work is performed. For the three and nine months ended October 31, 2005, the Company recorded $507,000 and $1,591,000, respectively, in expenses related to the ongoing SEC investigation. For the three and nine months ended October 31, 2004, the Company recorded $803,000 and $1,905,000, respectively, in expenses related to the ongoing SEC investigation. For the nine months ended October 31, 2004, the Company recorded $250,000 in professional fees related to the re-filing of statutory tax returns as a result of the restatement of the historical SmartForce PLC financial statements.
7. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets are as follows (in thousands):

	OCTOBER 31, 2005			JANUARY 31, 2005
	GROSS		NET	GROSS		NET
	CARRYING	ACCUMULATED	CARRYING	CARRYING	ACCUMULATED	CARRYING
	AMOUNT	AMORTIZATION	AMOUNT	AMOUNT	AMORTIZATION	AMOUNT
Internally developed software/courseware	$27,857	$21,675	$6,182	$26,610	$16,476	$10,134
Customer contracts	13,018	9,519	3,499	13,018	7,881	5,137
Trademarks and trade name	900	—	900	900	—	900

	41,775	31,194	10,581	40,528	24,357	16,171
Goodwill	94,217	—	94,217	103,576	—	103,576

	$135,992	$31,194	$104,798	$144,104	$24,357	$119,747

Customer contracts are existing contracts that relate to underlying customer relationships pertaining to the services provided by the acquired company. The Company amortizes the fair value of customer contracts on an accelerated basis over a weighted average estimated useful life. Internally developed software/courseware relates to the Books platform, GoTrain Corp. (GoTrain) content and platform, the SmartForce PLC content and costs incurred subsequent to technological feasibility and prior to general release for the development of SkillSoft Dialogue capitalized under SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Course content includes courses in both the business skills and information technology skills subject areas. All courseware is deployable via the Internet or corporate intranets. The Company amortizes the Skillsoft Dialogue costs capitalized under SFAS No. 86 over the estimated useful life of two years.
The change in goodwill at October 31, 2005 from the amount recorded at January 31, 2005 was due primarily to the Company’s utilization of net operating loss carryforwards assumed as part of the Merger.

Amortization expense for the nine months ended October 31, 2005 and October 31, 2004 was as follows (in thousands):

	NINE MONTHS ENDED	NINE MONTHS ENDED
	OCTOBER 31, 2005	OCTOBER 31, 2004
Internally developed software/courseware	$5,200	$5,168
Customer contracts	1,638	2,034

	$6,838	$7,202

Amortization expense for the next four fiscal years is expected to be as follows (in thousands):

FISCAL YEAR	AMORTIZATION EXPENSE
2006	$9,112
2007	5,969
2008	1,425
2009	13
     The Company will be conducting its annual impairment test of goodwill in the fourth quarter of the fiscal year ending January 31, 2006.
8. COMPREHENSIVE INCOME
     SFAS No. 130, “Reporting Comprehensive Income,” requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period resulting from transactions, other events and circumstances related to non-owner sources. Comprehensive income for the three and nine months ended October 31, 2005 and 2004 were as follows (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 31,		OCTOBER 31,
	2005	2004	2005	2004
Comprehensive income:
Net income	$5,683	$4,115	$31,094	$8,676
Other comprehensive income/(loss) -
Foreign currency adjustment	(360)	(720)	187	(643)
Unrealized holding gains/(losses)	30	4	(9)	(58)

Comprehensive income	$5,353	$3,399	$31,272	$7,975

9. NET INCOME PER SHARE
Basic net income per share was computed using the weighted average number of shares outstanding during the period. Diluted net income per share was computed by giving effect to all dilutive potential shares outstanding. The weighted average number of shares outstanding used to compute basic net income per share and diluted net income per share was as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 31,		OCTOBER 31,
	2005	2004	2005	2004
Basic weighted average shares outstanding	100,663,757	105,935,620	103,055,159	104,851,577
Effect of dilutive shares outstanding	876,933	3,005,714	671,403	5,122,847

Weighted average common shares outstanding, as adjusted	101,540,690	108,941,334	103,726,562	109,974,424

The following share equivalents have been excluded from the computation of diluted weighted average shares outstanding for the three and nine months ended as of October 31, 2005 and 2004, as they would be anti-dilutive:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 31,		OCTOBER 31,
	2005	2004	2005	2004
Options excluded	16,469,825	16,335,273	16,675,354	14,218,140

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
The provision for income tax in the three and nine months ended October 31, 2005 was approximately $4.2 million and $8.8 million, respectively. Of this amount, in the nine months ended October 31, 2005, approximately $7.9 million relates to the expected utilization of acquired NOL carryforwards which do not alleviate tax burden in the statement of income and is recorded as an adjustment to goodwill. The $7.9 million of utilized acquired NOL carryforwards do not require cash payments to the taxing authorities. In addition, there is income generated in foreign countries, which cannot be offset through NOL carryforwards.
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
On November 18, 2004, Jody Glidden, Michael LeBlanc and Trish Glidden filed a lawsuit against the Company, David C. Drummond, Gregory M. Priest, Patrick E. Murphy and Jack Hayes in the United States District Court for the Northern District of California. The plaintiffs subsequently dismissed Patrick E. Murphy and Jack Hayes from the lawsuit. The plaintiffs had previously opted out of the class action settlement that received final approval from the court on September 29, 2004. The lawsuit sets forth substantially the same claims as were alleged in the class action litigation. In particular, the lawsuit alleges that the Company misrepresented or omitted to state material facts in its SEC filings and press releases regarding the Company’s revenues and earnings and failed to correct such false and misleading SEC filings and press releases, which are alleged to have artificially inflated the price of the Company’s ADSs in connection with its acquisition of IC Global in early 2001. The lawsuit seeks compensatory damages in excess of $3.7 million and other unspecified damages, including punitive damages. Some of the plaintiffs’ claims have been dismissed with leave to amend. Defendants filed a motion to dismiss the Second Amended Complaint on December 2, 2005, to be heard by the Court on January 20, 2006. No trial date has been set. The Company believes that it has meritorious defenses to this lawsuit and intends to defend itself vigorously. The Company is not able to estimate the amount or range of loss that could result from an unfavorable outcome of this lawsuit.
Six class action lawsuits have been filed against the Company and certain of its current and former officers and directors captioned: (1) Gianni Angeloni v. SmartForce PLC d/b/a SkillSoft, William McCabe and Greg Priest; (2) Ari R. Schloss v. SkillSoft PLC f/k/a SmartForce PLC, Gregory M. Priest, Patrick E. Murphy, David C. Drummond and William G. McCabe; (3) Joseph J. Bish v. SmartForce PLC d/b/a SkillSoft, Gregory M. Priest, William G. McCabe, David C. Drummond, John M. Grillos, John P. Hayes and Patrick E. Murphy; (4) Stacey Cohen v. SmartForce PLC d/b/a SkillSoft, William G. McCabe and Greg Priest; (5) Daniel Schmelz v. SmartForce PLC d/b/a SkillSoft, William G. McCabe and Greg Priest; and (6) John O’Donoghue v. SmartForce PLC d/b/a SkillSoft, William G. McCabe and Greg Priest. Each lawsuit was filed in the United States District Court for the District of New Hampshire. In March 2004, the Company reached a settlement of this litigation for total settlement payments of $30.5 million, with one-half paid in August 2004 and the remainder to be paid in the first half of 2006. In July 2005, the Company received $19.5 million, which resulted from the final settlement with the insurance carriers regarding the 2002 securities class action lawsuit settlement of $30.5 million in March 2004 and the ongoing related litigation and SEC investigation. The Company recorded the aggregate settlement with the plaintiffs as a charge in its fiscal 2004 fourth quarter; and the settlement with its insurers has been recorded in the fiscal 2006 second quarter.

12. DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE
The Company follows the provisions of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (SFAS No. 131). SFAS No. 131 established standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also established standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company’s chief operating decision makers, as defined under SFAS No. 131, are the Chief Executive Officer and the Chief Financial Officer. The Company views its operations and manages its business as principally two operating segments — SMML and Retail Certification. On April 29, 2005, the Company sold certain assets and transferred certain liabilities related to its Retail Certification business and incurred a $681,000 loss on disposition. During the three months ended October 31, 2005 the Company performed an additional analysis of the transferred liabilities related to the sale which resulted in the Company recording a $73,000 gain on disposition which revised the loss on disposition to $608,000 for the nine months ended October 31, 2005. The sale did not have a negative impact on retail certification revenue for the quarter ended April 30, 2005, but did result in a reduction in revenue of approximately $880,000 for the quarter ended July 31, 2005 as compared to the quarter ended July 31, 2004 and approximately $2.4 million for the quarter ended October 31, 2005 as compared to the quarter ended October 31, 2004 and that trend will continue for the remainder of fiscal 2006 when compared to fiscal 2005.
The following tables set forth the Company’s revenue and net income/(loss) by segment for the three and nine months ended October 31, 2005 and 2004:

	Three Months Ended October 31, 2005
	Multi-Modal	Retail Certification	Consolidated
	(In thousands)
Revenue	$51,005	$2,896	$53,901
Net income	$5,568	$115	$5,683

	Three Months Ended October 31, 2004
	Multi-Modal	Retail Certification	Consolidated
	(In thousands)
Revenue	$47,241	$5,266	$52,507
Net income/(loss)	$4,127	$(12)	$4,115

	Nine Months Ended October 31, 2005
	Multi-Modal	Retail Certification	Consolidated
	(In thousands)
Revenue	$148,762	$12,071	$160,833
Net income/(loss)	$32,138	$(1,044)	$31,094

	Nine Months Ended October 31, 2004
	Multi-Modal	Retail Certification	Combined
	(In thousands)
Revenue	$141,322	$14,627	$155,949
Net income	$8,471	$205	$8,676

The Company attributes revenues to different geographical areas on the basis of the location of the customer. Revenues by geographical area for the three and nine months ended October 31, 2005 and 2004 were as follows (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 31,		OCTOBER 31,
	2005	2004	2005	2004
Revenue:
United States	$42,798	$40,946	$126,378	$121,882
United Kingdom	5,284	5,207	16,562	13,558
Canada	2,400	2,040	6,787	5,957
Europe, excluding UK	1,214	1,897	4,122	6,574
Australia/New Zealand	1,940	1,811	5,621	5,090
Other	265	606	1,363	2,888

Total revenue	$53,901	$52,507	$160,833	$155,949

Long-lived tangible assets at international facilities are not significant.
13. ACCRUED EXPENSES
Accrued expenses in the accompanying condensed combined balance sheets consist of the following (in thousands):

	OCTOBER 31, 2005	JANUARY 31, 2005
Accrued compensation and benefits	$8,402	$20,415
Course development fees	1,487	2,205
Professional fees	3,651	2,788
Accrued payables	203	1,798
Accrued miscellaneous taxes	307	238
Accrued merger related costs*	2,717	5,271
Sales tax payable/VAT payable	3,031	3,864
Accrued royalties	3,096	2,422
Accrued litigation settlements	15,415	15,250
Accrued restructuring	1,162	8,005
Other accrued liabilities	3,760	4,739

Total accrued expenses	$43,231	$66,995

*	Includes $1,586 and $1,684 of accrued income taxes at October 31, 2005 and January 31, 2005, respectively.
14. LINE OF CREDIT
The Company entered into a $25 million two-year line of credit with a bank on July 23, 2004, which was amended in April 2005. Under the terms of the line of credit, the bank holds a first security interest in all domestic business assets. All borrowings under the line of credit bear interest at the bank’s prime rate (6.75% at October 31, 2005). The facility is subject to a commitment fee of $50,000 to secure the line of credit and unused commitment fees of 0.125% based upon the daily average of un-advanced amounts under the revolving line of credit. The Company paid approximately $8,900 in unused commitment fees for the nine months ended October 31, 2005. In addition, the line of credit contains certain financial and non-financial covenants. The Company is currently in compliance with all covenants. Also, the line of credit provides that in the event of a Material Adverse Change (as defined in the line of credit), the lender has the ability to call amounts outstanding under the line of credit. As of October 31, 2005, there were no borrowings on the line of credit; however, the Company had an outstanding letter of credit of $15.5 million that reduced the availability under the line of credit. Letters of credit are subject to commission fees of 0.75% as well as administrative costs. The Company has paid approximately $49,500 in letters of credit fees for the nine months ended October 31, 2005.
15. SHARE REPURCHASE PROGRAM
The Company’s shareholders approved the repurchase by the Company of up to an aggregate of 7,000,000 ADSs. Unless terminated earlier by resolution of the Company’s Board of Directors, the Program will expire on March 24, 2006 or when the Company has repurchased all shares authorized for repurchase thereunder. The Company has made cumulative repurchases of 6,533,884 and 443,757 shares at October 31,

2005 and January 31, 2005, respectively. As of October 31, 2005, up to 466,116 additional outstanding shares were available for repurchase, subject to certain limitations, under the shareholder approved program.
16. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.
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
Cost of revenue includes the cost of materials (such as storage media), packaging, shipping and handling, CD duplication, the cost of online mentoring and hosting services, royalties and certain infrastructure and occupancy expenses. We generally recognize these costs as incurred. Research and development expenses consist primarily of salaries and benefits, certain infrastructure and occupancy expenses, fees to consultants and course content development fees. We account for software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” which requires the capitalization of certain computer software development costs incurred after technological feasibility is established. In the nine month period ended October 31, 2005, we capitalized approximately $1.2 million in software development costs and amortized to expense $0.4 million of capitalized software development cost. Selling and marketing expenses consist primarily of salaries, commissions and benefits, advertising and promotion expenses, travel expenses and certain infrastructure and occupancy expenses. General and administrative expenses consist primarily of salaries and benefits, consulting and service expenses, legal expenses, other public company costs and certain infrastructure and occupancy expenses.
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
SEC investigation and other professional fees primarily consist of direct, incremental charges associated with, and as a result of, the restatement of SmartForce’s financial statements for 1999, 2000, 2001 and the first two quarters of 2002, the re-filing of statutory tax returns as a result of the restatement and charges for the ongoing SEC investigation.

BUSINESS OUTLOOK
In the nine months ended October 31, 2005, we generated revenue of $160.8 million, an increase of $4.9 million compared to the nine months ended October 31, 2004, and we reported positive net earnings. While we continue to find ourselves in a challenging business environment due to the overall market adoption rate for e-learning solutions remaining relatively slow, budgetary constraints on IT spending by our current and potential customers and price competition in the e-learning market, we have seen some stability in the marketplace and our core business has performed in accordance with our expectations. Our recent revenue growth and our growth prospects are strongest in our product lines focused on informal learning, such as our Books24x7 Referenceware product line. As a result, we have increased our sales and marketing expenses in those areas to help capitalize on the recent growth and potential continued growth for informal learning. We have also invested aggressively in research and development in those areas to accelerate the time by which our planned new products will be available to our customers.
In addition, during the fourth quarter of fiscal 2005, we restructured our content development organization to more efficiently manage costs and capitalize further on the flexibility inherent in our existing outsourcing model. The goal of the restructuring was to enable us to meet our existing content production targets at a reduced cost and with greater flexibility with respect to the product offerings in which we elect to make investments. The restructuring involved the elimination of 119 jobs in Dublin, Ireland and 12 in Nashua, New Hampshire, within our research and development organization as well as facilities consolidation in Dublin. We have shifted the remainder of our IT skills content development activities to our outsourcing suppliers, while continuing to maintain project management and quality control internally. This restructuring included a reduction of an additional 12 jobs in Nashua, New Hampshire for a rightsizing of our inside sales operation and 9 jobs in Germany related to the shutdown of our German facility. We incurred restructuring charges related to payments to terminated employees, facilities consolidation and the repayment of grants previously awarded by Irish agencies. These charges totaled approximately $13.0 million and were incurred in the fourth quarter of fiscal 2005. We believe that the restructuring has resulted in content development cost savings of approximately $4.3 million so far this year and will result in an ongoing annual cost savings of approximately $5.0 million. This will afford us more flexibility to reinvest dollars that can be recaptured in an outsourcing model for other research and development initiatives and/or to increase the profitability of the organization.
In the quarter ended April 30, 2005, in order to more fully focus on the Multi-Modal Learning (MML) business (which includes informal learning), we sold certain assets of our retail IT certification business, SmartCertify (the “Retail Certification” business). The Retail Certification business was focused on direct-to-consumer business and contributed less revenue than expected. This action will allow us to fully focus our attention and resources on our core enterprise business. We will maintain a reseller arrangement with the acquiring organization, and we will also maintain the existing customer contracts and service those contracts until the contractual obligation is fulfilled. We will be recognizing revenue from the remaining deferred revenue balance related to direct-to-consumer business over the next 12 to 18 months. Substantially all of the sales, marketing and administrative costs of our IT certification business have been eliminated.
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
We typically recognize revenue from resellers when both the sale to the end user has occurred and the collectibility of cash from the reseller is probable. With respect to reseller agreements with minimum commitments, we recognize revenue related to the portion of the minimum commitment that exceeds the end user sales at the expiration of the commitment period provided we have received payment. If a definitive service period can be determined, revenue is recognized ratably over the term of the minimum commitment period, provided that cash has been received or collectibility is probable.
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
See Note 16 for a description of FASB Statement No. 123 (revised 2004), “Share-Based Payment.”
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
Restructuring Charges
We account for our restructuring activities under guidance provided by SFAS No. 141 (SFAS 141), “Business Combinations” and SFAS No. 146 (SFAS 146), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 141 states that after the end of the allocation period (generally one year from date of merger) an adjustment that results from a pre-acquisition contingency other than an income tax loss carryforward should be included in the determination of net income/(loss) in the period in which the adjustment is determined. As such, adjustments to pre-acquisition contingencies established at the time of the SmartForce – Skillsoft merger are recorded as restructuring charges in our statement of operations. SFAS 146 states that a liability related to an exit or disposal activity should be recognized at fair value in the period in which it is incurred. As such, when we identify restructuring charges that fulfill the requirements identified in SFAS 146 as incurred, we record the charges in our statement of income.
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

THREE MONTHS ENDED OCTOBER 31, 2005 VERSUS THREE MONTHS ENDED OCTOBER 31, 2004

	DOLLAR
	INCREASE/(DECREASE)	PERCENT CHANGE
	2004/2005	INCREASE/(DECREASE)	PERCENTAGE OF REVENUE
	(IN THOUSANDS)	2004/2005	2005	2004
Revenue	$1,394	3%	100%	100%
Cost of revenue	912	16%	12%	11%

Gross profit	482	1%	88%	89%

Research and development	(1,383)	(13%)	17%	20%
Selling and marketing	(2,059)	(9%)	38%	43%
General and administrative	(892)	(14%)	10%	12%
Amortization of intangible assets	(105)	(4%)	4%	4%
Amortization of stock-based compensation	(77)	(26%)	0%	0%
Restructuring	233	3,329%	1%	1%
Restatement:
SEC investigation	(296)	(37%)	1%	1%
Other professional fees	—	0%	0%	0%

Total operating expenses	(4,579)	(11%)	71%	81%

Operating income	5,061	124%	17%	8%

Other income/(expense), net	266	355%	1%	0%
Interest income, net	180	205%	1%	0%
Loss on sale of assets, net	73	100%	0%	0%

Income before provision for income taxes	5,580	131%	19%	8%
Provision for income taxes	4,012	2,825%	8%	0%

Net income	$1,568	38%	11%	8%

REVENUE
The increase in revenue from the fiscal quarter ended October 31, 2004 to the fiscal quarter ended October 31, 2005 was primarily due to revenue generated from new business primarily derived from our product lines focused on informal learning and increased reseller revenues as well as a greater share of business closed earlier in the quarter ended October 31, 2005 versus the prior year. Due to our subscription revenue recognition model, business closed earlier in the quarter generally results in a greater share of revenue within that quarter. We expect our revenues related to informal learning to increase for the remainder of fiscal 2006 as compared to fiscal 2005.

	QUARTERS ENDED OCTOBER 31,
(IN THOUSANDS)	2005	2004	CHANGE
Revenue:
United States	$42,798	$40,946	$1,852
International	11,103	11,561	(458)

Total	$53,901	$52,507	$1,394

Revenue increased by 5% in the United States and decreased by 4% internationally in the quarter ended October 31, 2005 as compared to the quarter ended October 31, 2004.

	QUARTERS ENDED OCTOBER 31,
(IN THOUSANDS)	2005	2004	CHANGE
Revenue:
Multi-Modal Learning	$51,005	$47,241	$3,764
Retail Certification	2,896	5,266	(2,370)

Total	$53,901	$52,507	$1,394

In the quarter ended April 30, 2005, we sold certain assets related to SmartCertify, our Retail Certification business. The sale resulted in a reduction in revenue of $2.4 million for the quarter ended October 31, 2005 as compared to the quarter ended October 31, 2004 and that trend will continue for the remainder of fiscal 2006 when compared to fiscal 2005. This decrease in revenue was offset by increases in the MML business. We anticipate MML revenue will remain approximately the same or increase slightly in the remainder of fiscal 2006 when compared to fiscal 2005.
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
COSTS AND EXPENSES
The increase in cost of revenue in the fiscal quarter ended October 31 2005 versus the fiscal quarter ended October 31, 2004 was primarily due to a higher mix of royalty-bearing content in the fiscal 2006 third quarter due to the growth of our Books 24x7 Referenceware product line.
The decrease in research and development expenses in the fiscal quarter ended October 31, 2005 versus the fiscal quarter ended October 31, 2004 was due primarily to the savings of $1.6 million realized as the result of the reorganization of our content development organization completed in the fiscal 2005 fourth quarter. This decrease was partially offset by increased outsourcing activity of $0.5 million.
The decrease in selling and marketing expenses in the fiscal quarter ended October 31, 2005 versus the fiscal quarter ended October 31, 2004 was primarily due to the expense reduction of $2.8 million resulting from the sale of certain assets related to SmartCertify, our Retail Certification business, at the end of our fiscal 2006 first quarter. This was partially offset by incremental expenses of $0.7 million to support the new Dialogue product line, the new telesales distribution operation focusing on small and mid-sized businesses as well as the additional investment in our Books sales force. While we plan to continue investing in new distribution channels, we expect that selling and marketing costs will decrease in fiscal 2006 compared to fiscal 2005 as a result of the sale of certain assets of our Retail Certification business at the end of our fiscal 2006 first quarter. We expect that selling and marketing expenses as a percentage of revenue will be slightly lower in fiscal 2006 as compared to fiscal 2005.
General and administrative expenses decreased in the fiscal quarter ended October 31, 2005 versus the fiscal quarter ended October 31, 2004 primarily due to the reduction in costs of $0.4 million resulting from the sale of certain assets related to our retail certification business at the end of our fiscal 2006 first quarter as well as a decrease of $0.4 million in legal, tax and other service fees.
OTHER INCOME/(EXPENSE), NET
Other income in the quarter ended October 31, 2005 was $341,000 as compared to other expenses of $75,000 in the quarter ended October 31, 2004. This change was primarily due to foreign currency fluctuations. Our business is subject to exchange rate fluctuations in the various currencies we do business in.
INTEREST INCOME, NET
Interest income, net increased to $268,000 in the quarter ended October 31, 2005 from $88,000 in the quarter ended October 31, 2004. This increase was primarily due to higher interest rates on our cash, cash equivalents and investments, as well as higher cash and investment account balances in the period.

PROVISION/(BENEFIT) FOR INCOME TAXES
See discussion for Nine Months Ended October 31, 2005 versus Nine Months Ended October 31, 2004.
NINE MONTHS ENDED OCTOBER 31, 2005 VERSUS NINE MONTHS ENDED OCTOBER 31, 2004

	DOLLAR
	INCREASE/(DECREASE)	PERCENT CHANGE
	2004/2005	INCREASE/(DECREASE)	PERCENTAGE OF REVENUE
	(IN THOUSANDS)	2004/2005	2005	2004
Revenue	$4,884	3%	100%	100%
Cost of revenue	2,730	17%	12%	10%

Gross profit	2,154	2%	88%	90%

Research and development	(3,406)	(10%)	18%	21%
Selling and marketing	(4,337)	(6%)	40%	44%
General and administrative	(118)	(1%)	12%	12%
Legal settlements/(insurance recoveries)	(19,500)	(100%)	(12%)	0%
Amortization of intangible assets	(364)	(5%)	4%	5%
Amortization of stock-based compensation	(269)	(29%)	0%	1%
Restructuring	498	158%	1%	0%
Restatement:
SEC investigation	(314)	(16%)	1%	1%
Other professional fees	(250)	(100%)	0%	0%

Total operating expenses	(28,060)	(21%)	64%	84%

Operating income	$30,214	346%	24%	6%

Other income/(expense), net	891	543%	0%	0%
Interest income, net	391	81%	1%	0%
Loss on sale of assets, net	(608)	(100%)	0%	0%

Income before provision for income taxes	30,888	342%	25%	6%
Provision for income taxes	8,470	2,333%	6%	0%

Net income	22,418	258%	19%	6%

REVENUE
     The increase in revenue during the nine months ended October 31, 2004 as compared to the nine months ended October 31, 2005 was primarily due to revenue generated from new business primarily derived from our product lines focused on informal learning and better than anticipated reseller revenues as well as a greater share of business closed earlier in each of the respective quarterly periods for the nine months ended October 31, 2005 than in the prior year.

	NINE MONTHS ENDED OCTOBER 31,
(IN THOUSANDS)	2005	2004	CHANGE
Revenue:
United States	$126,378	$121,882	$4,496
International	34,455	34,067	388

Total	$160,833	$155,949	$4,884

Revenue increased by 4% and 1% in the United States and internationally, respectively, in the nine months ended October 31, 2005 as compared to the nine months ended October 31, 2004.

	NINE MONTHS ENDED OCTOBER 31,
(IN THOUSANDS)	2005	2004	CHANGE
Revenue:
Multi-Modal Learning	$148,762	$141,322	$7,440
Retail Certification	12,071	14,627	(2,556)

Total	$160,833	$155,949	$4,884

In the three months ended April 31, 2005, we sold certain assets related to SmartCertify, our Retail Certification business. The sale resulted in a reduction in revenue of $2.6 million for the nine months ended October 31, 2005 as compared to the nine months ended October 31, 2004, and that trend will continue for the remainder of fiscal 2006 when compared to fiscal 2005. This decrease in revenue was offset by increases in the MML generated from new business.
COSTS AND EXPENSES
The increase in cost of revenue in the nine months ended October 31, 2005 versus the nine months ended October 31, 2004 was primarily due to a higher mix of royalty-bearing content in the nine months ended October 31, 2005 as compared to the nine months ended October 31, 2004 due to the growth of our Books Referenceware product line.
The decrease in research and development expenses in the nine months ended October 31, 2005 versus the nine months ended October 31, 2004 was due primarily to the inclusion of $3.1 million of purchased technology in fiscal 2005 and savings of $4.3 million realized as the result of the reorganization of our content development organization completed in the quarter ended January 31, 2005. This decrease was partially offset by the costs associated with increased outsourcing activity of $4.3 million.
The decrease in selling and marketing expenses in the nine months ended October 31, 2005 versus the nine months ended October 31, 2004 was primarily due to the expense reduction of $6.4 million resulting from the sale of certain assets related to SmartCertify, our retail IT certification business, at the end of our fiscal 2006 first quarter. This was partially offset by incremental expenses incurred of $2.4 million to support the new Dialogue product line, new telesales distribution operation focusing on small and mid-sized businesses and the additional investment in our Books sales force.
The decrease in general and administrative expenses in the nine months ended October 31, 2005 versus the nine months ended October 31, 2004 was primarily due to the expense reduction of $1.1 million resulting from the sale of certain assets related to SmartCertify at the end of our fiscal 2006 first quarter which was partially offset by an increase in compensation expense of $0.8 million and service fees of $0.1 million related to the share repurchase program.
Within legal settlements/(insurance recoveries), we received an insurance settlement of $19.5 million in the nine months ended October 31, 2005, which resulted from the final settlement with our insurance carriers regarding the 2002 securities class action lawsuit settlement of $30.5 million in March 2004 and the ongoing related litigation and SEC investigation.

OTHER INCOME/(EXPENSE), NET
Other income in the nine months ended October 31, 2005 was $727,000 as compared to other expenses of $164,000 in the nine months ended October 31, 2004. This change was primarily due to foreign currency fluctuations. Our business is subject to exchange rate fluctuations in the various currencies we do business in.
INTEREST INCOME, NET
Interest income, net increased to $872,000 in the nine months ended October 31, 2005 from $481,000 in the nine months ended October 31, 2004. This increase was primarily due to higher interest rates on our cash and cash equivalents and investments.
PROVISION/(BENEFIT) FOR INCOME TAXES
The increase in the provision for income taxes in the nine months ended October 31, 2005 versus the nine months ended October 31, 2004 was primarily a result of our expectation of generating a higher taxable income in fiscal 2006 versus fiscal 2005. The estimated effective tax rate for the year increased from 15.5% at July 31, 2005 to 22.0% at October 31, 2005. This increase is primarily due to higher profitability distributed more significantly in jurisdictions with higher tax rates. Our effective tax rate is significantly less than the combined federal and state tax rates due primarily to utilization of net operating loss carryforwards and income being earned in lower or no tax jurisdictions.
LOSS ON SALE OF ASSETS, NET
We recorded a loss of $608,000 in the nine months ended October 31, 2005. This loss is primarily the result of investment banking and professional fees associated with the sale of certain assets of the Retail Certification business in the first quarter of fiscal 2006.
LIQUIDITY AND CAPITAL RESOURCES
As of October 31, 2005, our principal source of liquidity was our cash and cash equivalents and short-term investments, which totaled $69.7 million. This compares to $54.9 million at January 31, 2005.
Net cash provided by operating activities was $36.5 million for the nine months ended October 31, 2005, which reflects primarily our net income of $31.1 million (inclusive of the insurance settlement of $19.5 million), a decrease in accounts receivable of $41.4 million, a decrease in prepaid and other current assets of $6.8 million, depreciation and amortization of $10.6 million and non-cash income tax provision of $7.9 million. These amounts were partially offset by a decrease in deferred revenue of $36.5 million as well as changes in accrued expenses of $22.6 million. The decrease in accounts receivable, prepaids and other current assets, deferred revenue and accrued expenses are all a result of the seasonality of our business. Our fiscal fourth quarter includes a higher proportion of order intake then does any other fiscal quarter which generates additional billing, prepaid and accrued commissions and deferred revenue. These amounts tend to decrease through our first three fiscal quarters.
Net cash used in investing activities was $2.8 million for the nine months ended October 31, 2005. Maturity of investments, net of purchases (short and long-term), generated a net cash inflow of approximately $7.0 million in the nine months ended October 31, 2005. This was more than offset by purchases of capital assets, primarily investment in our hosting infrastructure, and capitalized development software costs related to our Skillsoft Dialogue totaling approximately $5.4 million as well as the designation of restricted cash, net of $4.4 million.
Net cash used in financing activities was $19.2 million for the nine months ended October 31, 2005. Cash was used to purchase shares having a value of $22.0 million on the open market under our shareholder approved share repurchase program. This was partially offset by proceeds from the exercise of stock options and stock purchases under our 2004 Employee Share Purchase Plan of $2.8 million.
Our working capital deficit was approximately $13.1 million and $46.8 million as of October 31, 2005 and January 31, 2005, respectively. The reduction in our working capital deficit in the nine months ended October 31, 2005 was primarily due to our cash generated from operating activity of $36.5 million, $2.8 million of proceeds from the exercise of stock options and stock purchases under our 2004 Employee Share Purchase Plan and the maturity of long-term investments, net of purchases of $8.7 million, which was partially offset by the repurchase of shares with a value of $22.0 million and the purchase of property and equipment of $4.2 million.

We entered into a $25 million two year, line of credit with a bank on July 23, 2004, which was amended in April 2005. Under the terms of the line of credit, the bank holds a first security interest in all domestic business assets. All borrowings under the line of credit bear interest at the bank’s prime rate. The facility is subject to a commitment fee of $50,000 to secure the line of credit and unused commitment fees of 0.125% based upon the daily average of un-advanced amounts under the revolving line of credit. We paid approximately $8,900 in unused commitment fees for the nine months ended October 31, 2005. In addition, the line of credit contains certain financial and non-financial covenants. We are currently in compliance with all covenants. Also, the line of credit provides that in the event of a Material Adverse Change (as defined in the line of credit), the lender has the ability to call amounts outstanding under the line of credit. As of October 31, 2005, there were no borrowings on the line of credit; however we had an outstanding letter of credit of $15.5 million that reduced the availability under the line of credit. Letters of credit are subject to commission fees of 0.75% as well as administrative costs. We paid approximately $49,500 in letters of credit fees in the nine months ended October 31, 2005.
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
We lease certain of our facilities and certain equipment and furniture under operating lease agreements that expire at various dates through 2023. In March 2004, the Company reached a settlement of the 2002 securities litigation for total settlement payments of $30.5 million which was accrued in fiscal 2005, with one-half paid in August of 2004 and the remainder to be paid in the first half of 2006. Future minimum lease payments, net of estimated rentals, under these agreements are as follows (in thousands):

	Payments Due by Period
		Less
		Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$31,358	$5,130	$8,973	$3,890	$13,365
Litigation settlement	15,250	15,250	—	—	—

Total	$46,608	$20,380	$8,973	$3,890	$13,365

We expect to continue to experience growth in capital expenditures in the fiscal year ending January 31, 2006, as compared to the fiscal year ended January 31, 2005, and continue to invest in our research and development and sales and marketing in order to execute our business plan and achieve expected revenue growth. To the extent that our execution of the business plan results in increased sales, we expect to experience corresponding increases in deferred revenue, cash flow and prepaid expenses. Capital expenditures, most significantly related to our hosting environment, for the fiscal year ending January 31, 2006 are expected to be approximately $7.0 million. We have the ability to purchase, subject to certain limitations, up to 466,116 of our outstanding shares under our shareholder approved share repurchase plan (above the 6,533,884 we have already purchased through October 31, 2005). Under the program, there are limitations on our ability to purchase shares up to this level, which include the availability of distributable profits under Irish regulations and available cash. We expect that the principal sources of funding for our operating expenses, capital expenditures, litigation settlement payments and other liquidity needs will be a combination of our available cash and cash equivalents and short-term investments (which totaled approximately $69.7 million as of October 31, 2005), and funds generated from future cash flows from operating activities. We believe our current funds and expected cash flows from operating activities will be sufficient to fund our operations for at least the next 12 months. However, there are several items that may negatively impact our available sources of funds. In addition, our cash needs may increase due to factors such as unanticipated developments in our business or significant acquisitions. The amount of cash generated from operations will be dependent upon the successful execution of our business plan. Although we do not foresee the need to raise additional capital, any unanticipated economic or business events could require us to raise additional capital to support operations.

FUTURE OPERATING RESULTS
RISKS RELATED TO LEGAL PROCEEDINGS
IN CONNECTION WITH OUR RESTATEMENT OF THE HISTORICAL FINANCIAL STATEMENTS OF SMARTFORCE, CLASS ACTION LAWSUITS HAVE BEEN FILED AGAINST US AND ADDITIONAL LAWSUITS MAY BE FILED, AND WE ARE THE SUBJECT OF A FORMAL ORDER OF PRIVATE INVESTIGATION ENTERED BY THE SEC.
     While preparing the closing balance sheet of SmartForce as at September 6, 2002, the date on which we closed our merger with SkillSoft Corporation, certain accounting matters were identified relating to the historical financial statements of SmartForce (which, following the Merger, are no longer our historical financial statements — see Note 1 of the Notes to the Condensed Consolidated Financial Statements). On November 19, 2002, we announced our intent to restate the SmartForce financial statements for 1999, 2000, 2001 and the first two quarters of 2002. We have settled several class action lawsuits that were filed following the announcement of the restatement and are subject to one lawsuit pending in the United States District Court for the Northern District of California.
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
WE HAVE EXPERIENCED NET LOSSES IN THE PAST, AND WE MAY BE UNABLE TO MAINTAIN PROFITABILITY.
     We recorded a net loss of $284 million for the fiscal year ended January 31, 2003, $113.3 million for the fiscal year ended January 31, 2004 and $20.1 million for the fiscal year ended January 31, 2005. We achieved profitability in the first three quarters of the fiscal year ending January 31, 2006; however, we cannot guarantee that our business will sustain profitability in any future period.
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
     The market for corporate education and training solutions is highly fragmented and competitive. We expect the market to become increasingly competitive due to the lack of significant barriers to entry. In addition to increased competition from new companies entering into the market, established companies are entering into the market through acquisitions of smaller companies, which directly compete with us, and this trend is expected to continue. We may also face competition from publishing companies, vendors of application software and HR outsourcers, including those vendors with whom we have formed development and marketing alliances.
     Our primary sources of direct competition are:
•	third-party suppliers of instructor-led information technology, business, management and professional skills education and training;

•	suppliers of computer-based training and e-learning solutions;

•	internal education, training departments and HR outsourcers of potential customers; and

•	value-added resellers and network integrators.
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
OUR RESTRUCTURING PLANS MAY BE INEFFECTIVE OR MAY LIMIT OUR ABILITY TO COMPETE.
     Since the Merger, we have recorded an aggregate of $31.5 million in merger and exit costs and an aggregate of $30.0 million of restructuring charges. There are several risks inherent in these efforts to transition to a new cost structure. These include the risk that we will not be successful in restoring profitability, and hence we may have to undertake further restructuring initiatives that would entail additional charges and create additional risks. In addition, there is the risk that cost-cutting initiatives will impair our ability to effectively develop and market products and remain competitive. Each of the above measures could have long-term effects on our business by reducing our pool of talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel. These circumstances could cause our earnings to be lower than they otherwise might be.
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
ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     As of October 31, 2005, we did not use derivative financial instruments for speculative or trading purposes.
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
ITEM 4. — CONTROLS AND PROCEDURES
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. — LEGAL PROCEEDINGS
On November 18, 2004, Jody Glidden, Michael LeBlanc and Trish Glidden filed a lawsuit against the Company, David C. Drummond, Gregory M. Priest, Patrick E. Murphy and Jack Hayes in the United States District Court for the Northern District of California. The plaintiffs subsequently dismissed Patrick E. Murphy and Jack Hayes from the lawsuit. The plaintiffs had previously opted out of the class action settlement that received final approval from the court on September 29, 2004. The lawsuit sets forth substantially the same claims as were alleged in the class action litigation. In particular, the lawsuit alleges that the Company misrepresented or omitted to state material facts in its SEC filings and press releases regarding the Company’s revenues and earnings and failed to correct such false and misleading SEC filings and press releases, which are alleged to have artificially inflated the price of the Company’s ADSs in connection with its acquisition of IC Global in early 2001. The lawsuit seeks compensatory damages in excess of $3.7 million and other unspecified damages, including punitive damages. Some of the plaintiffs’ claims have been dismissed with leave to amend. Defendants filed a motion to dismiss the Second Amended Complaint on December 2, 2005, to be heard by the Court on January 20, 2006. No trial date has been set. We believe that we have meritorious defenses to this lawsuit and intend to defend ourselves vigorously.
ITEM 2. — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

			(c)	(d)
			Total Number of	Maximum Number (or
			Shares (or Units)	Approximate Dollar
	(a)	(b)	Purchased as Part	Value) of Shares (or
	Total Number of	Average Price	of Publicly	Units) that May Yet Be
	Shares (or Units)	Paid per Share (or	Announced Plans	Purchased Under the
Period	Purchased (1)	Unit) $	or Programs (2)	Plans or Programs
August 1, 2005 through August 31, 2005	430,700	$4.08	430,700	466,116
September 1, 2005 through September 30, 2005	—	—	—	466,116
October 1, 2005 through October 31, 2005	—	—	—	466,116

Total	430,700	$4.08	430,700	466,116

(1)	Through October 31, 2005, we repurchased an aggregate of 6,533,884 ADSs pursuant to our shareholder approved repurchase program that we publicly announced on September 27, 2004 (the “Program”).

(2)	Our Board of Directors and shareholder approved the repurchase by us of up to an aggregate of 7,000,000 ADSs at a per share purchase price which complies with the requirements of Rule 10b-18 pursuant to the Program. Unless terminated earlier by resolution of our Board of Directors, the Program will expire on March 24, 2006 or when we have repurchased all shares authorized for repurchase thereunder.
ITEM 3. — DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held our 2005 annual general meeting of shareholders (the “AGM”) on September 29, 2005. Under the terms of the deposit agreement, The Bank of New York is entitled to vote or cause to be voted on behalf of, and in accordance with the instructions received from, the ADS holders. Two individual shareholders and the Chairman, as proxy for BNY (Nominees) Limited, the custodian for the ordinary shares representing the ADS’s, were present for the vote along with the auditor and a legal representative. Voting was conducted on a show of hands in accordance with Irish law. There were no abstentions, broker non-votes or votes withheld with respect to any matter submitted to a vote of the ordinary shareholders at the AGM.
     The following is a brief description of each matter submitted to a vote of the ordinary shareholders and a summary of the votes tabulated with respect to each such matter at the AGM, as well as a summary of the votes cast by The Bank of New York based on the ADR facility:
     (1) Receipt and consideration of the consolidated financial statements for the fiscal year ended January 31, 2005 and the Report of the Directors and Auditors thereon.

	Votes “FOR”	“AGAINST”	“ABSTAIN”

Ordinary Shareholders	3	0	0
ADS Holders	106,425,239	12,706	6,017
     (2)(A) Re-election of Charles E. Moran, who retired by rotation, as a director.

	Votes “FOR”	“AGAINST”	“ABSTAIN”

Ordinary Shareholders	3	0	0
ADS Holders	106,357,181	76,714	10,067
     (2)(B) Re-election of Stewart K.P. Gross, who retired by rotation, as a director.

	Votes “FOR”	“AGAINST”	“ABSTAIN”

Ordinary Shareholders	3	0	0
ADS Holders	106,090,762	343,344	9,856
     (3) Authorization of the Audit Committee of the Board of Directors to fix the remuneration of our auditors and reporting accountants for the fiscal year ending January 31, 2006.

	Votes “FOR”	“AGAINST”	“ABSTAIN”

Ordinary Shareholders	3	0	0
ADS Holders	106,324,726	113,940	5,296
     (4) Amendment of the 2001 Outside Director Plan to increase the total number of shares reserved for issuance thereunder by 400,000 ordinary shares of € 0.11 each (to 750,000 ordinary shares of € 0.11 each) and authorization of the directors to do such acts and things as they may consider necessary or expedient to establish and carry into effect the increase in the number of shares available under the Outside Director Plan.

	Votes “FOR”	“AGAINST”	“ABSTAIN”

Ordinary Shareholders	3	0	0
ADS Holders	91,173,485	15,201,726	68,751
ITEM 5. — OTHER INFORMATION
Not applicable.
ITEM 6. — EXHIBITS
See the Exhibit Index attached hereto.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKILLSOFT PUBLIC LIMITED COMPANY
Date: December 9, 2005
	By:	/s/ Thomas J. McDonald

Thomas J. McDonald
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of the Company’s CEO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Company’s CFO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Company’s CEO pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of the Company’s CFO pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.