Form 10-K
period 2006-01-31
SKILLSOFT PUBLIC LIMITED CO
filed 2006-04-13
CIK 940181

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2006

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
(Title of Class)
Ordinary Shares, €0.11
Subscription Rights
      Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer☐	Accelerated filer☑	Non-accelerated filer☐
      Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).     Yes ☐          No ☑
      The approximate aggregate market value of voting shares held by non-affiliates of the registrant as of July 31, 2005 was $404,192,398
      On March 31, 2006, the registrant had outstanding 107,493,534 ordinary shares (issued or issuable in exchange for the registrant’s outstanding American Depository Shares (“ADSs”)).
DOCUMENTS INCORPORATED BY REFERENCE
      None.

SKILLSOFT PUBLIC LIMITED COMPANY
FORM 10-K

PART I
      Any statements in this Form 10-K about future expectations, plans and prospects for SkillSoft®, including statements containing the words “believes,” “anticipates,” “plans,” “expects,” “will” and similar expressions, constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including those set forth in Item 1A, “Risk Factors”.
      As used in this Form 10-K, “we”, “us”, “our”, “SkillSoft” and “the Company” refer to SkillSoft Public Limited Company and its subsidiaries; and references to our fiscal year refer to the fiscal year ending on January 31 of that year (e.g., fiscal 2007 is the fiscal year ending January 31, 2007).

Item 1.	Business
General
      SkillSoft is a leading provider of comprehensive e-learning content and technology products for business and information technology (IT) professionals within global enterprises. Our multi-modal learning solutions support and enhance the speed and effectiveness of both formal and informal learning processes and integrate SkillSoft’s in-depth content resources, learning management system, virtual classroom technology and support services. Content offerings include our business, IT, desktop and compliance courseware collections and BusinessProtm, ITProtm, OfficeEssentialstm, FinanceProtm, EngineeringProtm, GovEssentialstm, ExecSummariestm and ExecBlueprintstm collections from Books24x7®. Our complementary technologies include SkillPort®, SkillSoft’s learning management system with its powerful Search-and-Learn®technology and premium add-on modules, and SkillSoft Dialoguetmvirtual classroom, a tool that allows customers to create and deliver effective blended learning programs using custom content and off-the-shelf learning resources.
      Our products and services are designed to connect learning objectives to business strategy and to maximize human capital investments. With a comprehensive learning solution comprised of high-quality learning resources and flexible technology approaches, we help our customers achieve sustainable, measurable business results. These solutions are designed to support all levels of the organization and can easily be adapted to meet strategic business initiatives, on-demand information needs and individual job roles.
      On the courseware side of our business, we focus on a variety of business, professional effectiveness, IT and compliance topics that we believe represent important skills required of employees in increasingly dynamic and complex work environments. We also provide informal learning products through our Books24x7 business unit that support on-demand learning and daily information gathering needs. Our IT skills courses give learners the ability to gain the technical knowledge they need to perform their jobs and prepare for many popular IT professional certifications. Our business skills courses (also known as soft skills courses) concentrate on the skills and knowledge that are relevant to various general competencies and functional responsibilities in today’s business organizations. These skills are important to a business professional’s ability to work effectively with business associates and customers, make sound business decisions and more rapidly achieve his or her most important work-related and career objectives. Our Books24x7 Referenceware collections cover broad business and technical areas of interest, as well as focused areas such as engineering and finance. Generally, our courseware and Books24x7 content solutions are based on open standard Web technologies and flexible, low bandwidth architecture, enabling users to access the material they need via computer, with the specificity or breadth they require, any time or anywhere that they may need it.
      Our technology solutions are designed to support a broad range of corporate learning needs and respond quickly to business demands. Our learning management system (LMS), SkillPort, is designed to be a flexible, scalable platform that can be rapidly implemented to meet the needs of the majority of business enterprises. We also work actively with other LMS vendors to ensure interoperability of our content and technology with their systems. In addition to SkillPort, we offer, customization and authoring tools, and other technology assets that allow our customers to tailor our content to be a better fit with their business. SkillSoft Dialogue, a virtual classroom and Web collaboration technology, is focused on the rapid assembly and delivery of effective online learning sessions.

      We have a worldwide customer base spanning business, government and education, and more than six million licensed users. Our major products include:

SkillChoice Multi-Modal Learning Solutions: These integrated solutions provide a rich array of resources (including courseware, Referenceware, online mentoring, test preparation exams, Express Guides® and SkillSimtm simulations) to support formal training and informal performance support needs. Available as four offerings (Complete, IT, Business and Desktop), SkillChoice solutions provide the necessary depth, breadth, quality and currency to encompass a wide range of corporate learning objectives.

SkillPort: SkillPort, our learning management platform, provides a reliable, flexible and cost-effective way for organizations to deploy and manage their e-learning programs. Using SkillPort, customers can leverage the benefits of the multi-modal learning approach and deploy complex solutions rapidly, on a global basis. With Search-and-Learntm, employees view all e-learning assets on the system with a single, unified search. SkillPort is available as a hosted solution, supporting the growing demand for reliable, scalable and secure e-learning with a low-cost, low IT-burden model. Alternatively, customers may choose to deploy SkillPort on their intranet infrastructure. Recently introduced add-on modules for our instructor-led training (ILT) management and advanced reporting functionality support complex, blended learning programs.

SkillSoft Dialogue: SkillSoft Dialogue is a virtual classroom platform that has been designed for the rapid assembly and delivery of effective live and on-demand learning sessions. SkillSoft Dialogue provides customers access to an online repository of hundreds of thousands of pages of SkillSoft learning content. This content can be used to enrich live and on-demand learning sessions created in SkilSoft Dialogue. These sessions can also be launched and tracked from SkillPort and other standards-based LMS platforms. SkillSoft Dialogue is another example of SkillSoft leveraging its strong heritage of content development and learning technology to bring a new form of value to the market that directly addresses an unmet need of today’s leading learning organizations.

KnowledgeCenters: KnowledgeCenters are pre-packaged, user-friendly learning portals that allow learners instant access to trusted, targeted content. Each KnowledgeCenter includes material specifically chosen to help a targeted audience of learners build knowledge around a topic as quickly and efficiently as possible. Components include Books24x7 Referenceware; access to SkillSoft courseware organized into Learning Roadmaps that make it easy for learners to locate and use the most appropriate courses for their needs; simulations (through SkillSims, practice labs, or the Project Center); expert mentoring services (for IT KnowledgeCenters and the PMI KnowledgeCenter); and featured topic spotlights, refreshed regularly, to provide an in-depth focus on particular topical areas.

Business Skills Courseware Collection: This includes more than 2,200 courseware titles and simulations encompassing professional effectiveness, management/leadership, project management, sales and customer-facing skills, business strategy/operations, finance and human resources. Our courses feature strong visual design; a focus on instructional objectives at the application and analysis levels; learner interactivity; reinforcement through RolePlays, SkillSims and case studies; and transfer of learning into practice through online Job Aids, Follow-On Activities and SkillBriefs.

IT Skills and Certification Courseware Collection: This includes more than 1,600 courseware titles encompassing software development, operating systems and server technologies, Internet and network technologies, enterprise database systems and Web design. Our IT skills collection also supports more than 75 current IT professional certification exams. The IT courses also feature strong visual design, interactivity, and reinforcement of learning transfer via frequent practice questions, simulations and mentored and self-assessed exercises.

Desktop Skills Courseware Collection: SkillSoft’s Desktop Skills Course Collection offers more than 750 courseware titles to assist professionals who rely upon standard desktop applications. Our desktop solutions are ideal for day-to-day performance support, as well as supporting major corporate software migrations. Our Desktop Skills Courseware Collection also supports over 25 industry certifications such as ECDL/ ICDL and many of the Microsoft MOS certification exams.

Legal Compliance, Environmental Safety and Health (ES&H) and Federal Government Compliance Collections: SkillSoft’s Compliance Solution includes three focus areas — Legal Compliance, Environmental Safety and Health (ES&H) Compliance and Federal Government Compliance. SkillSoft’s Legal Compliance Solution, which includes more than 35 courses, addresses the needs of our clients as they work toward maintaining compliance with various statutes, regulations, and case law that govern the workplace. The ES&H Compliance Solution addresses key standards mandated by the Occupational Safety and Health Administration (OSHA), Environmental Protection Agency (EPA), and the Department of Transportation (DOT). Our ES&H courses are designed for use by the “hardhat and safety glasses” industries. SkillSoft has over 200 ES&H courses in four languages. The Federal Government Compliance Solution specifically addresses compliance issues for individuals either working directly for the Federal government or employees doing business with the Federal government. The topics included in this solution are similar to those found in the Legal Compliance Solution; however they are designed to address Federal requirements that govern Federal employees.

Online Mentoring: This service is offered for over 100 current certification exams for IT professionals, end-user technologies and project management skills. Our approximately 45 on-staff mentors, averaging over 20 current certifications each, are available 24 hours a day, 7 days a week. Through online chats and e-mail, learners can ask questions, receive clarification and request additional information to help them get the answers and understanding they need to prepare for industry certification exams.

Books24x7 Referenceware: This includes more than 10,000 unabridged IT and business books and reports from more than 150 publishers that are available to online subscribers through our subsidiary, Books24x7. Exclusive assets such as Referencepointstm, which are original technology white papers from SkillSoft Press, and more than 200 original digital books, including the Instant Code series. White Papers from SkillSoft Press and Instant Code Books fill gaps not covered by traditional book publishers. A unique, patent-pending search engine gives Books24x7 subscribers the ability to perform multi-level searches to pinpoint information needed for on-the-job performance support and problem-solving.

Executive Content: Books24x7 executive level offerings give busy executives the information they value in a form that fits their busy schedules. ExecSummariestm offers concise summaries of today’s best-selling business books. Summaries can be read on screen, printed or downloaded in MP3 format for portable listening. ExecBlueprintstm are executive white papers that provide near-term actionable information on key business topics. ExecBlueprints are bylined by leading C-level executives from prominent global companies.

      We were incorporated in Ireland on August 8, 1989. On September 6, 2002, we completed a merger with SkillSoft Corporation, a Delaware corporation, and, on November 19, 2002, we changed our corporate name from SmartForce PLC to SkillSoft PLC. Our registered office is located at Belfield Office Park, Clonskeagh, Dublin 4, Ireland, and our telephone number at that address from the United States is (011) 353-1-2181000. Our principal office in the United States is located at 107 Northeastern Boulevard, Nashua, New Hampshire 03062, USA, and our telephone number at that address is (603) 324-3000.
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
Industry Background
      The corporate training market is large. We believe that a substantial majority of the corporate training market is comprised of business skills, IT skills and compliance training, as well as the complementary technologies and services for the development and delivery of learning programs. We believe that the growth in corporate training is being driven by:

•	the evolution of our economy to a service-based and knowledge-based economy, in which the skills of the workforce often represent the most important corporate assets;

•	the increasing recognition by businesses that it is imperative to continually improve the skills of their employees in order to remain competitive;

•	the rapidly evolving business environment, which necessitates continual training and education of the employee base;

•	the increased competition in today’s economy for skilled employees and the recognition that effective training can be used to recruit and retain employees; and

•	the retirement of Baby Boom Generation workers during the coming 15-to-20 years, which will result in industries seeking technically skilled and educated workers to meet the projected shortage of qualified and trained candidates to replace those retiring workers. This phenomenon is widely projected to create a major increase in demand for training in technical and business skills.
      Although corporate training has historically been and continues to be dominated by traditional classroom instruction, e-learning solutions are offering another choice in which business enterprises improve the skills of their workforce. By providing real-time accessibility and user-focused specificity, e-learning enables the training and education process to be broadened from a distinct event — often off-site and limited in scope — to a process of continuous learning for employees. Often, we find that our customers combine e-learning resources with traditional classroom training or virtual classroom events. These blended learning programs meet the rising need for training in increasingly complex working environments, and, when properly designed and deployed, blended solutions can effectively address the needs of business organizations seeking to provide comprehensive, enterprise-wide learning solutions to their employees. These solutions can support both the planned formal learning priorities and the day-to-day informal learning activities that comprise the primary means by which business professionals learn the skills needed to do their job and grow their careers.
      We believe that e-learning solutions present a significant opportunity for business organizations to cost-effectively deliver training and performance support resources for their employees while maintaining a higher level of productivity of their workforce. E-learning solutions can improve on the inefficiencies associated with classroom training, including travel costs, scheduling difficulties and the opportunity costs of employees’ time. In addition, e-learning provides benefits beyond other technology-based training methods that make it more flexible, effective and cost-efficient. For example, e-learning solutions provide more timely and simplified deployment, the flexibility of self-directed and personalized learning, improved ease of use, and enhanced product/user support and administrative functionality. Furthermore, through the use of Web-based technologies, e-learning solutions provide access via computer to content any time, anywhere over the Internet and in the exact amount required by each individual learner.
Content Products
      With over 4,750 courses spanning IT, cross-functional business skills, functional area expertise and workplace compliance subjects, we are well positioned in the e-learning content sector of the market for corporate education and training solutions for today’s critical business and IT skills. Through our focus on these critical skills and our track record in fast and effective execution, we strive to deliver e-learning content that excels in terms of depth, breadth, currency, interactive learning design and Web deployment flexibility. Also, through our Books24x7 professional Referenceware offering, we can offer users access to over 10,000 unabridged business and IT titles from more than 150 publishers, as well as summaries of leading business books and reports authored by C-level executives on pressing business topics. Together, these multi-modal e-learning components offer organizations an array of both formal and informal learning based on user needs — whether students need to immerse themselves in the subject matter or need to quickly reference content for five to ten minutes of on-the-job performance support.

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

Business Skills Courseware and Simulations
      Our comprehensive business skills library of e-learning courses, simulations and learning objects encompasses a wide array of professional effectiveness skills and business topics. As of January 31, 2006, our business skills library included over 2,200 business skills course and simulation offerings. Our business skills courses and simulations are divided into the following major Solution Areas:

Professional Effectiveness	Business Strategy & Operations
Management & Leadership	Sales & Customer-Facing Skills
Project Effectiveness	Finance, HR & Administration
      We have more than 700 current English language business skills courses, and over 1,500 versions of these courses that have been localized into a number of languages including UK English, Italian, German, French, Castilian Spanish, Polish, Russian, Japanese, Mandarin Chinese, Traditional Chinese, Cantonese, Latin American Spanish and Brazilian Portuguese to support other geographic markets.

IT Skills and Certification Courseware
      Our comprehensive IT skills library of e-learning courses and learning objects encompasses a wide array of technologies used by IT professionals and business end-users. As of January 31, 2006, our IT skills library included over 1,600 IT skills course offerings that are divided into the following major Solution Areas:

Software Development	Operating Systems & Server Technologies
Internet & Network Technologies	Database Systems
Web Design
      The courseware in these Solution Areas address over 75 current technical certifications sought by technical professionals and enterprises providing technical products and services to their customers, including:

Microsoft MCP MCSA 2000 MCSE 2000 MCSD .NET MCDBA MCSA 2003 MCSE 2003	Security CompTIA Security+ CISSP (ISC2) SSCP (ISC2) ISSEP (ISC2) CCSA (CheckPoint)	Cisco CCNA CCDA CCNP CCDP CCSP
Macromedia ColdFusion MX Developer Dreamweaver MX Developer Flash MX Developer	CompTIA A+ Net+ INet+ Server+ Linux+	Sun Sun Certified Programmer for the Java 2 Platform
Project Mgmt Institute PMP CAPM	Linux Professional Institute LPI: Level 1 LPI: Level II
CIW CIW Associate Master Enterprise Developer CIW Site Designer	Oracle OCA 9i OCP 9i OCA 10g OCP 10g

      We have more than 1,050 current English language IT skills courses, and over 600 IT skills course titles that have been localized into a number of languages including German, French, Spanish, Japanese and Mandarin Chinese , to support other geographic markets.

Desktop Skills Courseware Collection.
      SkillSoft’s Desktop Skills Courseware Collection offers more than 190 English language Desktop Skills courseware titles and over 570 Desktop Skills courses that have been localized into languages such as French, German, Spanish, Italian, Portuguese, Polish, and Mandarin Chinese. Our Desktop Skills courses are built to assist professionals who rely upon standard desktop applications such as Microsoft Office, Lotus Notes and Crystal Reports. Our desktop solutions are ideal for day-to-day performance support, as well as supporting major corporate software migrations. In addition, SkillSoft’s Desktop Skills Courseware Collection supports over 25 popular end user certifications including ECDL/ ICDL and many Microsoft MOS certification exams.

Compliance Solutions
      SkillSoft’s Compliance Solutions provide collections of compliance-based e-learning solutions. Within Compliance Solutions there are three areas of focus: Legal Compliance, Environmental Safety and Health (ES&H) Compliance and Federal Government Compliance.
      The Legal Compliance Solution addresses the needs of our clients as they work toward maintaining compliance with various statutes, regulations and case law that govern the workplace. The various topics covered in this solution include Ethics, Code of Conduct, Diversity, Sarbanes Oxley and Harassment. Our Legal Compliance courses are designed for use by virtually everyone in an organization, regardless of job title or position.
      The ES&H Compliance Solution addresses key standards mandated by the Occupational Safety and Health Administration (OSHA), Environmental Protection Agency (EPA), and the Department of Transportation (DOT). Our Environmental Safety and Health (ES&H) courses are designed for use by the “hardhat and safety glasses” industries.
      The Federal Government Compliance Solution specifically addresses compliance issues for individuals either working directly for the U.S. Federal government or employees doing business with the Federal government. The topics included in this solution are similar to those found in the Legal Compliance Solution; however, they are designed to address Federal requirements that govern Federal employees.
      Compliance Solutions also offers the SkillSoft Academy Learning Management System (LMS). SkillSoft Academy is specifically designed for compliance training management. Academy allows training administrators to track learner status, run up-to-the-minute training compliance reports and set consistent training and re-training requirements. As a cost-effective alternative choice to traditional instructor-led training, a compliance solution consisting of an LMS and courses can help reduce the risks and liability for non-compliance in the workplace. In addition, compliance solution courses are also designed to help reduce risks associated with worker’s compensation claims, lawsuits and the expense of increased insurance costs.

Books24x7
      Books24x7, a SkillSoft company, offers a suite of core, unabridged and topically organized Referenceware collections that provide online subscribers the ability to perform multi-level searches to pinpoint information needed for on-the-job performance support and problem-solving. Referenceware products draw upon leading professional reference books, research reports and documentation. Books24x7 delivers Referenceware via a Web-based platform that enables paying subscribers to browse, read, search, and collaborate anytime, anywhere with a simple Web connection. The Referenceware collections include:

ITPRO COLLECTION is geared toward technology professionals including developers, network administrators, technology executives, information services managers and technical support representatives. This collection consists of content from dozens of IT publishers including industry leaders such as Apress, Microsoft Press, MIT Press, Osborne/ McGraw-Hill, Syngress, and John Wiley & Sons. The

ITPro collection includes original content owned by SkillSoft Press such as ReferencePoints white papers and the Instant Code series of books.

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

FINANCEPRO COLLECTION offers professionals access to relevant information on a variety of financial and accounting topics. FinancePro delivers fully searchable, online content from popular publishers such as AMACOM, John Wiley & Sons, McGraw-Hill and Oxford University Press, and is an essential tool for anyone needing immediate access to financial reference materials including such topics as Generally Accepted Accounting Principals (GAAP), International Accounting Standards, Sarbanes-Oxley, operations management, planning and taxation.

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

EXECBLUEPRINTS COLLECTION is original content owned by SkillSoft that provides executives with easy-to-absorb, practical information and best practices to help provide them with a framework for taking near-term action on pressing business issues. Authored by top C-level business executives who are regarded as leaders and innovators in their fields, these reports are designed to succinctly convey key issues, metrics, lessons learned, milestones, timelines and action plans required for successful execution.

GOVESSENTIALS COLLECTION is a broad reference tool targeted to meet the information needs of government workers, contractors and consultants. By combining the full text of government-focused books from major publishers with carefully selected public domain content, GovEssentials offers a variety of ready-access titles in a broad range of subjects such as Foundations of Government, Security & Homeland Defense, Acquisition & Contracting, E-Gov & Information Technology, and other topics of importance to government workers.

Express Guides®
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

Learning Design for Business Skills
      Our business skills courses cover a broad range of business and professional effectiveness curriculum areas. Some content is factual with predictable, non-variable outcomes, such as finance; other content areas, such as communication skills, are “softer”, or more behavioral-oriented, and have highly variable implementation options and outcomes that require a different set of instructional presentation and practice strategies. In addition, we have a strong commitment to reach the highest possible levels of learning in each course —

including as much application and analysis level content as possible, supported by strong foundational learning at the knowledge and comprehension levels.
      The key instructional features and strategies in our business skills courses and library are:

ROLEPLAY EXERCISES — RolePlay exercises present users with opportunities for realistic practice of varying aspects of course content within everyday workplace scenarios. RolePlay exercises have multiple possible outcomes based on users’ responses to the simulation’s interactions. When integrated into course topics, RolePlay exercises allow users to freely explore the impact of handling realistic work situations in different ways. SkillSoft’s RolePlay design allows users to experience the exercise in “score” mode or “explore” mode. Using score mode lets learners assess their level of skill within the targeted content area. Using explore mode allows the learner to dynamically explore alternative responses to see the impact of those choices. This user-driven exploration is the key to real learning. People learn as much, or more, from their mistakes as from the things they do correctly. RolePlays bring this principle home to e-learning.

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

SKILLBRIEFS — SkillBriefs are one- to two-page text-based HTML documents that summarize the content in each topic of a course. SkillBriefs are now available as part of course content, as well as through SkillPort. SkillBriefs can be used to quickly “refresh” a learner’s memory of key teaching points, as instant, “just-in-time” non-interactive learning when time doesn’t allow for more typical instruction and/or as valuable take-aways from a course to support transfer of learning into the workplace. There are currently SkillBriefs for over 5,000 topics.

PRE- AND POST-TESTING ASSESSMENTS — Assessments are available for use in both pre- and post-testing modes. When Assessments are used in pre-test mode, learners can use the results to tailor their initial path of instruction based on those results. Post-test Assessments can be used to help learners identify areas where review or remediation is necessary.

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

ONLINE MENTORING — Is available for over 100 current certification exams for IT professionals, end user technologies and project management skills. We have approximately 45 on-staff mentors, averaging over 20 certifications apiece that are available 24 hours a day, 7 days a week. Through on-line chats and e-mail, learners can ask questions, receive clarification, and request additional information to help them get the answers and understanding they need.

TESTPREP CERTIFICATION PRACTICE EXAMS — Addressing over 65 of the most popular current certification exams from Microsoft, Cisco, Oracle and CompTIA, TestPrep practice exams allow learners to test their knowledge in a simulated certification-testing environment. Tests can be taken in two modes — study and certification. The un-timed study mode is designed to maximize learning by providing feedback and mapping back to appropriate SkillSoft courses for further study, while the against-the-clock certification mode is designed to mimic a certification exam.

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

Hardware exercises, which simulate hardware setup problems.

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

Web-Based Architecture and Deployment Technology
      Our Web-based architecture and deployment strategy enables us to provide a number of features to support users in their learning. These features include:
      Learning Management Platforms. Learning management platforms are key enabling technologies that permit users to access a wide variety of e-learning content resources over the Web, including courseware, simulations, Referenceware, online mentoring, SkillBriefs, Job Aids and TestPrep Certification Practice Exams. Our SkillPort learning management system provides a rich feature set to support a range of corporate learning needs with a high degree of reliability and scalability. Available as a hosted or intranet solution, SkillPort offers our customers a low-cost, low IT-burden option with fast time-to-learning. As of January 31, 2006, there are over 1,400 active SkillPort installations. In addition to our own platform, we continue to strive for convenient, easy integration of our content into third-party learning management systems through ongoing support of industry standards such as SCORM (Sharable Content Object Reference Model) and AICC (Aviation Industry CBT Committee) standards and through initiatives such as our Strategic Alliance for Integrated Learning (SAIL).
      SkillPort Search-and-Learn Technology. Search-and-Learn technology, a key component of SkillPort, allows the users to search and access learning resources topically with a single, unified search. For example, a learner searching for resources on Cisco networks can discover the various SkillSoft courses, books, TestPreps, Express Guides and online mentoring services available to the learner with a single search query. From the identified results, the learner can then choose the resource that best meets his or her specific needs, time requirements and learning preferences.

      SkillPort Add-On Modules. Add-on modules expand the scope of blended learning capabilities supported by SkillPort and allow customers to introduce new content types as an integrated part of their SkillPort learning programs. The SkillPort add-on modules are Instructor-Led Training Module and Advanced Reporting Module.
      SkillPort Customer Content Support. Customer content support allows customers to track, manage and search custom courses created by SkillSoft’s authoring tools, as well as Microsoft Word, PowerPoint and Excel and Adobe PDF documents. This gives organizations the ability to incorporate important information resources such as white papers, launch plans, budget templates and customized training within a comprehensive learning database. SkillPort also supports off-the-shelf and custom courseware from third-party providers, as long as the content is designed to conform to our supported open standards and meets SkillSoft’s custom content support guidelines.
      SkillSoft Dialogue. SkillSoft Dialogue has been developed in response to our customers’ need to rapidly assemble and deliver new content that ties to the organization and its goals. Many customers have added a virtual meeting component to their learning programs to deliver company-specific information. They have discovered that online meeting tools can be used to quickly create new materials and are using these tools to deliver information live, as well as recording their presentations for employees to play back on-demand. However, they have also encountered some common challenges. Most online meeting tools do little to support subject matter experts (SMEs) who may not be experienced in how to deliver sessions that are rich in interaction, which can result in a lower level of engagement and knowledge transfer. Additionally, editing these recordings is often cumbersome or impossible. SkillSoft Dialogue builds upon the foundation of this online meeting technology and adapts it to better fit the needs and challenges of the learning community. SkillSoft Dialogue will aid SMEs in creating more interactive presentations, and provide access to SkillSoft content to enrich presentations.
      Assistive Technology Support. Assistive technology support is designed to address the requirements of Section 508 of the Rehabilitation Act Amendments of 1998, which provides that, as of June, 2001, computer software applications purchased or developed by federal agencies must be designed for accessibility by people who are blind, deaf or have poor motor skills. We have aggressively worked to adapt our online courseware, Books24x7 Referenceware and our SkillPort LMS platform to meet the requirements established by Section 508. This development work is consistent with our general corporate philosophy to help organizations “democratize” training and give all employees access to training and development opportunities anywhere, anytime through computers. Our Section 508-compliant products provide users in a government or commercial organization with sight, hearing and/or mobility limitations equal access to our courses through the use of leading assistive technologies such as the JAWS screen reader.
      High Performance Web Technology. Our products incorporate high performing Web technologies that we believe substantially improve our product performance. Our courses and support tools are developed using cross-platform technologies such as HTML, XML, Java, JavaScript, Macromedia Flash and ColdFusion. Our products employ advanced compression and database management techniques, which allow our products to deliver high-quality performance within our customers’ bandwidth constraints. This enables us to provide our e-learning solutions to most users, not just those with the most powerful computers, quickest modems and highest resolution monitors.
      Flexible Deployment Options. We also offer a fully hosted model as a deployment option for companies that prefer to have users access courses from SkillSoft-managed servers via the Internet rather than host the courses on the customer’s own intranet. Chosen by the majority of SkillSoft customers, this fully hosted option can significantly simplify and shorten the implementation process.

Product Pricing
      The pricing for our courses varies based upon the number of course titles or the courseware bundle licensed by a customer, the number of users and the length of the license agreement (generally one, two or three years). Our license agreements permit customers to exchange course titles, generally on the contract anniversary date. Some product features, such as SkillPort, the Course Customization Toolkit, Dialogue and courseware hosting, are separately licensed for an additional fee.
      The pricing for our SkillChoice Solution license varies based on the content offering selected by the customer, the number of users within the customer’s organization and the length of the license agreement. Our SkillChoice Solution license provides customers access to a full range of learning products including courseware, Referenceware, simulations, mentoring, testpreps and Express Guides.
      A Referenceware license gives users access to the full library within one or more collections (ITPro, BusinessPro, FinancePro and OfficeEssentials) from Books24x7. The pricing for our Referenceware licenses varies based on the collections specified by a customer, the number of users within the customer’s organization and the length of the license agreement.
Sales and Marketing
      In the fiscal year ended January 31, 2006, our products were sold in 58 countries. Our primary sales channels consist of a direct field sales force for larger accounts, a telesales group for small to medium-sized business accounts and resellers that address certain opportunities in the United States and some international markets.
      We believe this strategy enables us to focus our resources on the largest sales opportunities, while simultaneously leveraging the telesales model and reseller channels to address opportunities that may not be cost-effective for us to pursue through the direct field sales organization.
      As of January 31, 2006, we employed 282 sales professionals and sales operations, telesales, sales management and solution services personnel. In the field sales organization, each account executive reports to either a regional sales director or an area sales vice president who is responsible for revenue growth and expense control for his or her area. Our sales professionals have significant sales experience, as well as extensive contacts with the corporate customers that we target. The sales process for an initial sale to a large customer typically ranges from three to twelve months and often involves a coordinated effort among a number of groups within our organization.
      We use sophisticated sales force automation software to track each prospect and customer through a sales cycle covering the following seven stages: prospect, qualify, discovery, evaluation, proposal, negotiate and close. Each step of the sales cycle has certain exit criteria that must be satisfied before the prospect can progress to the next stage. Our senior sales executives hold review meetings throughout each quarter with our regional sales vice presidents and in some cases their account executives to assess their 90-day forecast, 120-day pipeline development and longer term territory strategy. Our area sales vice presidents, regional sales directors and their account executives typically confer regularly throughout the quarter to review progress toward quarterly goals and longer term business objectives and for coaching sessions.
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
      We have a telesales group located in Fredericton, New Brunswick, Canada that has been established to target opportunities with small to medium-sized businesses.
      Our marketing organization utilizes a variety of programs to support our global sales team. As of January 31, 2006, our marketing organization consisted of 37 employees. Our marketing programs include:

•	customer advisory forums and user group events;

•	product and strategy updates with industry analysts;

•	public relations activities resulting in articles in trade press and speaking engagements;

•	print advertising in trade publications;

•	printed promotional materials and direct mail;

•	online marketing in the form of web banners, content syndication, email sponsorships, newsletters and key-word buying on search engines; and

•	events, seminars and trade shows.
      No customer accounted for more than 10% of our revenue for the fiscal year ended January 31, 2006. See Note 11 of the Notes to the Consolidated Financial Statements for a discussion of our revenue by geographic area and by segment.
Customer Service and Support
      We offer a broad range of support and services to our customers across the e-learning lifecycle through our customer service, application engineering and customer support organization. We believe that providing a high level of customer service and support is necessary to achieve rapid product implementation, full product utilization, customer satisfaction and continued revenue growth.
      Application engineering. We have application engineers available to assist customers with the technical aspects of installing and deploying our products. These engineers assist in evaluating the network access and bandwidth requirements of the software and courses within the customer’s environment to ensure that they run successfully and provide the desired level of performance.
      Account consulting. We employ account consultants to assist customers in planning and implementing best practices for e-learning program success. These individuals assist with the implementation of pilot programs and offer expertise in establishing training success criteria, planning internal marketing programs and communicating with e-learning end users. Our account consultants work in close coordination with our application engineers and sales representatives and are an important component of our efforts to monitor and ensure customer satisfaction and success.
      Customer support. We also provide Web-based, live telephone, e-mail and chat support to our customers through our customer service and support organization. They are available to assist customers 7 days per week, 24 hours per day, 365 days per year.
      As of January 31, 2006, our customer service and support organization consisted of 183 people globally.
Competition
      The market for corporate education and training products is fragmented and highly competitive. We expect that competition in this market will remain intense in the future for the following reasons:

•	The expected growth of this market.

•	Our course content providers are often not prohibited from developing courses on similar topics for other companies, provided that they do not use our toolkit or templates.

•	The tremendously fragmented nature of the competitive landscape, including many competitors in the e-learning segment of the market.
      One source of competition for our products is the internal educational and technological personnel of our potential customers. If an organization decides to use external providers to supply some or all of its training, our principal sources of competition in the corporate education and training market are:

•	Providers of traditional classroom instruction, including American Management Association, AchieveGlobal, ESI, DDI, New Horizons and GlobalKnowledge. Many of the companies in this category are attempting to adapt their courses to e-learning formats suitable for access via Web browsers or offer e-Learning courses in conjunction with their instructor-led training and, in general, compete for the same training dollars in the customer’s budget.

•	Technology companies such as IBM, Cisco, Oracle and Microsoft that offer e-learning courses.

•	Suppliers of online corporate education and training courses, including Thomson Learning (through subsidiaries such as NETg and Course Technologies), Element K, MindLeaders, Harvard Business School Publishing, Ninth House and Corpedia. Our Books24x7 business competes with companies such as Safari, a joint venture between Pearson Technology Group and O’Reilly & Associates, which offers aggregated content primarily restricted to its own titles on a subscription basis.

•	With our entrance into the virtual classroom market, we are competing with companies such as WebEx, Centra, Interwise and Microsoft; and with rapid content development technology suppliers such as Macromedia Breeze, Articulate and Microsoft PowerPoint.

•	With our SkillPort LMS platform technology, we compete with other suppliers of LMS products such as SumTotal, Saba, Plateau, GeoLearning, Oracle, SAP, IBM and others.

      We believe that the principal competitive factors in the corporate education and training market include:

•	the breadth, depth, currency and instructional design quality of the course content;

•	informal performance support and other features of the training solution;

•	adaptability, flexibility, reliability, scalability and performance of technology platforms offered;

•	standards compliance and ease-of-integration with third party systems and customer learning portals;

•	the deployment options offered to customers, such as hosted, intranet and low bandwidth access;

•	customer service and support;

•	price/value relationship;

•	relationships with the customer; and

•	corporate reputation.
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
      As of January 31, 2006, the number of employees in our product development organization totaled 326. We intend to continue to make substantial investments in research and development. Product development expenses were $53.6 million, $45.6 million and $39.0 million for the fiscal years ended January 31, 2004, 2005 and 2006, respectively.
Proprietary Rights
      We believe that proprietary technology forms an important or valuable part of most of our business skills and IT skills courseware offerings. We further believe that the creative skills of our personnel in developing new products and technologies, our ability to develop and introduce new products rapidly and our responsiveness to customer demands are equally important. We protect our technology by various means, including entering into agreements with employees to protect against disclosure of sensitive business information. We have three United States patents and 23 foreign patents with respect to computer-based training technologies and methods and 10 United States and foreign patent applications pending with respect to computer-based training technologies and methods. We also have two Nationalized International [PCT] Cases. Finally, we currently have one patent application pending with respect to our Books24x7 product offerings.

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
      SkillSoft, Books24x7, SkillPort, SkillChoice, RolePlay, Express Guide, Search-and-Learn and Referenceware are registered trademarks and/or service marks of SkillSoft.
Employees
      As of January 31, 2006, we employed 979 people globally.
      At January 31, 2006, 319 employees were engaged in sales, sales operations, sales management, marketing, solution services, telesales and corporate development, 151 were in management, business applications, IT, administration and finance, 183 employees were in customer service, application engineering, solution services and customer support and 326 were in product development, custom solutions, mentoring and hosting.
      As of January 31, 2006, 545 employees were located in the United States and 434 in our international locations. None of our employees are subject to a collective bargaining agreement and we have not experienced any work stoppages. We believe that our employee relations are good.
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

Item 1A.	Risk Factors
      Investors should carefully consider the risks described below before making an investment decision with respect to shares of the Company.

RISKS RELATED TO LEGAL PROCEEDINGS
IN CONNECTION WITH OUR RESTATEMENT OF THE HISTORICAL FINANCIAL STATEMENTS OF SMARTFORCE, CLASS ACTION LAWSUITS HAVE BEEN FILED AGAINST US AND ADDITIONAL LAWSUITS MAY BE FILED, AND WE ARE THE SUBJECT OF A FORMAL ORDER OF PRIVATE INVESTIGATION ENTERED BY THE SEC.
      While preparing the closing balance sheet of SmartForce as at September 6, 2002, the date on which we closed our merger with SkillSoft Corporation (the Merger), certain accounting matters were identified relating to the historical financial statements of SmartForce (which, following the Merger, are no longer our historical financial statements). On November 19, 2002, we announced our intent to restate the SmartForce financial statements for 1999, 2000, 2001 and the first two quarters of 2002. We have settled several class action lawsuits that were filed following the announcement of the restatement.
      We are the subject of a formal order of private investigation entered by the SEC. We may incur substantial costs in connection with the SEC investigation, which could cause a diversion of management time and attention. In addition, we could be subject to substantial penalties, fines or regulatory sanctions or claims by our former officers, directors or employees for indemnification of costs they may incur in connection with the SEC investigation, which could adversely affect our business and operating results.
      On June 2, 2005, the Boston District Office of the SEC informed us that it had made a preliminary determination to recommend that the SEC bring a civil injunctive action against us. Under the SEC’s rules, we are permitted to make a so-called Wells Submission in which we seek to persuade the SEC that no such action should be commenced. In the event we are unable to resolve the SEC’s potential claims by agreement, we intend to make such a submission. We continue to cooperate with the SEC in this matter. At the present time we are unable to predict the outcome of this action and as such have not determined what, if any, impact it may have on our financial statements.
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
WE HAVE EXPERIENCED NET LOSSES IN THE PAST, AND WE MAY BE UNABLE TO MAINTAIN PROFITABILITY.
      We recorded a net loss of $113.3 million for the fiscal year ended January 31, 2004, $20.1 million for the fiscal year ended January 31, 2005 and net income of $35.2 million for the fiscal year ended January 31, 2006. While we achieved profitability in the fiscal year ending January 31, 2006, we cannot guarantee that our business will sustain profitability in any future period.
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
      Our primary sources of direct competition are:

•	third-party suppliers of instructor-led information technology, business, management and professional skills education and training;

•	technology companies that offer e-learning courses covering their own technology products;

•	suppliers of computer-based training and e-learning solutions;

•	internal education, training departments and HR outsourcers of potential customers; and

•	value-added resellers and network integrators.
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
      We rely on a limited number of independent third parties to provide us with the educational content for a majority of our courses based on learning objectives and specific instructional design templates that we provide to them. We do not have exclusive arrangements or long-term contracts with any of these content providers. If one or more of our third party content providers were to stop working with us, we would have to rely on other parties to develop our course content. In addition, these providers may fail to develop new courses or existing courses on a timely basis. We cannot predict whether new content or enhancements would be available from reliable alternative sources on reasonable terms. In addition, our subsidiary, Books 24x7.com (Books) relies on third party publishers to provide all of the content incorporated into its Referenceware products. If one or more of these publishers were to terminate their license with us, we may not be able to find substitute publishers for such content. In addition, we may be forced to pay increased royalties to these publishers to continue our licenses with them.
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
NEW PRODUCTS INTRODUCED BY US MAY NOT BE SUCCESSFUL.
      An important part of our growth strategy is the development and introduction of new products that open up new revenue streams for us. Despite our efforts, we cannot assure you that we will be successful in developing and introducing new products, or that any new products we do introduce will meet with commercial acceptance. The failure to successfully introduce new products will not only hamper our growth prospects but may also adversely impact our net income due to the development and marketing expenses associated with those new products.
POTENTIAL FUTURE ACQUISITIONS MAY NOT PRODUCE THE BENEFITS WE ANTICIPATE AND COULD HARM OUR CURRENT OPERATIONS.
      One aspect of our business strategy is to pursue acquisitions of businesses or technologies that will contribute to our future growth. However, we may not be successful in identifying or consummating attractive acquisition opportunities. Moreover, any acquisitions we do consummate may not produce benefits commensurate with the purchase price we pay or our expectations for the acquisition. In addition, acquisitions involve numerous risks, including:

•	difficulties in integrating the technologies, operations, financial controls and personnel of the acquired company;

•	difficulties in transitioning customers of the acquired company;

•	diversion of management time and focus;

•	the incurrence of unanticipated expenses associated with the acquisition or the assumption of unknown liabilities or unanticipated problems of the acquired company; and

•	accounting charges related to the acquisition, including restructuring charges, write-offs of in-process research and development costs, and subsequent impairment charges relating to goodwill or other intangible assets acquired in the transaction.

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
OUR RESTRUCTURING PLANS MAY BE INEFFECTIVE OR MAY LIMIT OUR ABILITY TO COMPETE.
      In the fiscal year ended January 31, 2005 we recorded approximately $13.4 million of restructuring charges related to the reorganization of our content development organization as well as the shut down of our

German facility. There are several risks inherent in these efforts to transition to a new cost structure. These include the risk that we will not be successful in maintaining profitability, and hence we may have to undertake further restructuring initiatives that would entail additional charges and create additional risks. In addition, there is the risk that cost-cutting initiatives will impair our ability to effectively develop and market products and remain competitive. Each of the above measures could have long-term effects on our business by reducing our pool of talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel. These circumstances could cause our earnings to be lower than they otherwise might be.
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
OUR SALES CYCLE MAY MAKE IT DIFFICULT TO PREDICT OUR OPERATING RESULTS.
      The period between our initial contact with a potential customer and the purchase of our products by that customer typically ranges from three to twelve months or more. Factors that contribute to our long sales cycle, include:

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

Item 1B.	Unresolved Staff Comments
      Not applicable.

Item 2.	Properties
      Our United States headquarters are located in Nashua, New Hampshire where we lease an aggregate of 62,816 square feet. We have one lease for 37,416 square feet of space and a second for 25,400 square feet of space. The leases for both locations expire in June 2009. In addition to our U.S. headquarters our primary facilities are located in Dublin, Ireland; Norwood, Massachusetts; and Fredericton, New Brunswick, Canada.
      In Ireland, we currently lease and occupy a 35,421 square foot facility in Dublin, which primarily houses our main content development center. In addition, we currently lease two other facilities in Dublin totaling approximately 28,814 square feet. These spaces have been vacated and the operations previously performed in these facilities have been consolidated into the 35,421 square foot facility.
      In Norwood, Massachusetts, we currently lease and occupy 10,658 square feet. This facility houses the operations of our Books24x7.com subsidiary under a lease that expires in December 2010.
      In Canada, we currently lease a total of 47,906 square feet in Fredericton, New Brunswick between two buildings. A portion of one building is subleased. The Fredericton facility primarily houses our mentoring operations, telesales and certain customer service and support personnel and the lease expires in August 2008.
      We also lease sales offices in a number of other countries including the United Kingdom and Australia, and we lease a development office in Belfast, Northern Ireland.
      We believe that our existing facilities are adequate to meet our current needs and that suitable additional or substitute space will be available on commercially reasonable terms when needed.

Item 3.	Legal Proceedings
SEC Investigation
      On or about February 4, 2003, the SEC informed us that we are the subject of a formal order of private investigation relating to our November 19, 2002 announcement that we would restate the financial statements of SmartForce PLC for the period 1999 through June 2002. We understand that the SEC’s investigation concerns SmartForce’s financial disclosure and accounting during that period, other related matters, compliance with rules governing reports required to be filed with the SEC, and the conduct of those responsible for such matters. On June 2, 2005, the Boston District Office of the SEC informed us that it had made a preliminary determination to recommend that the SEC bring a civil injunctive action against us. Under the SEC’s rules, we are permitted to make a so-called Wells Submission in which we seek to persuade the SEC that no such action should be commenced. If we cannot resolve the SEC’s potential claims by agreement, we intend to make such a submission. We continue to cooperate with the SEC in this matter. At the present time we are unable to predict the outcome of this action and as such have not determined what, if any, impact it may have on our financial statements.
Lawsuits
      On November 18, 2004, Jody Glidden, Michael LeBlanc and Trish Glidden filed a lawsuit against us, David C. Drummond, Gregory M. Priest, Patrick E. Murphy and Jack Hayes in the United States District Court for the Northern District of California. The plaintiffs subsequently dismissed Patrick E. Murphy and Jack Hayes from the lawsuit. The court subsequently dismissed Trish Glidden’s claims. The plaintiffs had previously opted out of the class action settlement that received final approval from the court on September 29, 2004. The lawsuit sets forth substantially the same claims as were alleged in the class action litigation. In particular, the lawsuit alleges that we misrepresented or omitted to state material facts in our SEC filings and press releases regarding our revenues and earnings and failed to correct such false and misleading SEC filings and press releases, which are alleged to have artificially inflated the price of our ADSs in connection with our acquisition of IC Global in early 2001. The lawsuit sought compensatory damages in excess of $3.7 million and other unspecified damages, including punitive damages. The parties settled the lawsuit on April 7, 2006. Pursuant to the settlement, we will pay approximately $1.8 million to the plaintiffs by April 17, 2006, which has been recorded as legal settlement in our statement of operations for the year ended January 31, 2006. Within five days of receipt of payment, counsel for the plaintiffs will submit to the Court a Stipulation and Request for Dismissal with Prejudice of the action.
      We are not a party to any other material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders
      Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
      Our ADSs are listed on the NASDAQ National Market under the symbol “SKIL”. The following table sets forth, for the periods indicated, the high and low intraday sale prices per share of our ADSs as reported on the NASDAQ National Market between February 1, 2004 and January 31, 2006.

Quarter Ended	High	Low

April 30, 2004	$13.31	$8.50
July 31, 2004	13.59	5.98
October 31, 2004	7.45	5.28
January 31, 2005	7.77	4.68
April 30, 2005	5.33	2.95
July 31, 2005	4.10	3.30
October 31, 2005	4.93	3.77
January 31, 2006	5.97	3.87
      As of March 31, 2006, there were 11 holders of ordinary shares of record.
      We have not paid any cash dividends on our ordinary shares and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to fund the growth of our business. Dividends may only be declared and paid out of profits available for distribution determined in accordance with accounting principles generally accepted in Ireland and applicable Irish Company Law. There are no additional material restrictions on the distribution of income or retained earnings by our consolidated group companies. Any dividends, if and when declared, will be declared and paid in United States dollars. We did not sell unregistered securities during fiscal 2006.
      The following table provides information about purchases by the Company and our affiliated purchasers during the quarter ended January 31, 2006 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
			Purchased as	that may yet be
	Total Number of	Average Price Paid	Part of Publicly	Purchased Under
	Shares (or Units)	per Share (or	Announced Plans	the Plans or
Period	Purchased(1)	Unit)($)	or Programs(2)	Programs

11/01/05-11/30/05	—	—	—	466,116
12/01/05-12/31/05	—	—	—	466,116
01/01/06-01/31/06	—	—	—	466,116
Total:	—	—	—	466,116

(1)	We have repurchased an aggregate of 6,533,884 ADSs pursuant to the repurchase program that was approved by our shareholders on September 24, 2004 (the “Program”).

(2)	Our Board of Directors and shareholders approved the repurchase by us of up to an aggregate of 7,000,000 ADSs at a per share purchase price which complies with the requirements of Rule 10b-18 pursuant to the Program. The Program expired on March 24, 2006 and our shareholders approved the renewal and extension of the Program on March 23, 2006 to repurchase up to an aggregate of 3,500,000 ADSs. Unless terminated earlier by resolution of our Board of Directors, the Program will expire on the earlier of September 22, 2007 or when we have repurchased all shares authorized for repurchase thereunder.

Irish Stamp Duty
      Stamp duty, which is a tax on certain documents, is payable on all transfers of ordinary shares in companies registered in Ireland wherever the instrument of transfer may be executed. In the case of a transfer on sale, stamp duty will be charged at the rate of €1 for every € 100 (or part thereof) of the amount or value of the purchase price. Where the consideration for the sale is expressed in a currency other than Euro, the duty will be charged on the Euro equivalent calculated at the rate of exchange prevailing on the date of the transfer. In the case of a transfer by way of gift, subject to certain exceptions, or for considerations less than the market value of the shares transferred, stamp duty will be charged at the above rate on such market value.
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
      Any statement in this Annual Report on Form 10-K about our future expectations, plans and prospects, including statements containing the words “believes,” “anticipates,” “plans,” “expects,” “will” and similar expressions, constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including those set forth in Item 1A, “Risk Factors.”
      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes appearing in Appendix B of this Annual Report on Form 10-K.
Overview
      We are a leading provider of content resources and complementary technologies for integrated enterprise learning. Our multi-modal learning solutions support and enhance the speed and effectiveness of both formal and informal learning processes and integrate SkillSoft’s in-depth content resources, learning management system, virtual classroom technology and support services.
      We derive revenue primarily from agreements under which customers license our products and purchase our services. The pricing for our courses varies based upon the number of course titles or the courseware bundle licensed by a customer, the number of users within the customer’s organization and the length of the license agreement (generally one, two or three years). Our agreements permit customers to exchange course titles, generally on the contract anniversary date. Additional services, such as hosting and online mentoring, are subject to additional fees. Please refer to Critical Accounting Policies — Revenue Recognition below for a product licensing and discounting discussion.
      Cost of revenue includes the cost of materials (such as storage media), packaging, shipping and handling, CD duplication, the cost of online mentoring and hosting services, royalties and certain infrastructure and occupancy expenses. We generally recognize these costs as incurred. Research and development expenses consist primarily of salaries and benefits, certain infrastructure and occupancy expenses, fees to consultants and course content development fees. We account for software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” which requires the capitalization of certain computer software development costs incurred after technological feasibility is established. In the fiscal year ended January 31, 2006, we capitalized approximately $1.7 million in software development costs of which $0.5 million was amortized in fiscal 2006. Selling and marketing expenses consist primarily of salaries and benefits, commissions, advertising and promotion expenses, travel expenses and certain infrastructure and occupancy expenses. General and administrative expenses consist primarily of salaries and benefits, consulting and service expenses, legal expenses, audit and tax preparation costs, regulatory compliance costs and certain infrastructure and occupancy expenses.
      Legal settlements/ (insurance recoveries) includes amounts incurred in connection with the settlement of various legal matters, such as the 2002 securities class action lawsuit, the NETg infringement lawsuit and other matters. Any insurance recoveries related to these legal settlements are recorded and, if appropriate, netted in legal settlements/ (insurance recoveries). Legal fees incurred in connection with the settlement of lawsuits are recorded as legal expenses within general and administrative expenses in our statement of operations, as incurred.
      Deferred compensation consists of the value of unvested options assumed in the Books acquisition and the Merger and is amortized over the vesting period of the underlying share option or shares.
      Amortization of intangibles represents the amortization of intangible assets, such as customer value and content, from the Books acquisition, the GoTrain acquisition and the Merger, as well as amortization of those assets capitalized under SFAS No. 86.
      Restructuring primarily consists of charges associated with international restructuring activities as well as activities related to our fiscal 2005 content development restructuring.
      SEC investigation and other professional fees primarily consist of direct, incremental charges associated with, and as a result of, the restatement of SmartForce’s financial statements for 1999, 2000, 2001 and the first two quarters of 2002, the re-filing of statutory tax returns as a result of the restatement and charges related to the ongoing SEC investigation.
Business Outlook
      In the fiscal year ended January 31, 2006, we generated revenue of $215.6 million, an increase of $3.3 million compared to the revenue in the fiscal year ended January 31, 2005 of $212.3 million, and we reported net income. While we continue to find ourselves in a challenging business environment due to the overall market adoption rate for e-learning solutions remaining relatively slow, budgetary constraints on IT spending by our current and potential customers and price competition in the e-learning market, we have seen some stability in the marketplace and our core business has performed in accordance with our expectations. Our recent revenue growth and our growth prospects are strongest in our product lines focused on informal learning, such as our Books24x7 Referenceware product line. As a result, we have increased our sales and marketing investment in those areas to help capitalize on the recent growth and potential continued growth for informal learning. We have also invested aggressively in research and development in those areas to accelerate the time by which our planned new products will be available to our customers.

      In addition, during the fourth quarter of fiscal 2005, we restructured our content development organization to more efficiently manage costs and capitalize further on the flexibility inherent in our existing outsourcing model. The goal of the restructuring was to enable us to meet our existing content production targets at a reduced cost and with greater flexibility with respect to the product offerings in which we elect to make investments. The restructuring involved the elimination of 119 jobs in Dublin, Ireland and 12 in Nashua, New Hampshire within our research and development organization as well as facilities consolidation in Dublin. We have shifted the remainder of our IT skills content development activities to our outsourcing suppliers, while continuing to maintain project management and quality control internally. This same restructuring included a reduction of an additional 15 jobs in Nashua, New Hampshire for a rightsizing of our inside sales operation and 9 jobs in Germany related to the shutdown of our German facility. As a result, we incurred restructuring charges related to payments to terminated employees, facilities consolidation and the repayment of grants previously awarded by Irish agencies. These charges totaled approximately $13.0 million and were incurred in the fourth quarter of fiscal 2005. We believe that the restructuring has resulted in content development cost savings of approximately $6.4 million in fiscal 2006, which afforded us more flexibility to reinvest in an outsourcing model for other research and development initiatives and to increase profitability of the organization.
      In the first quarter of fiscal 2006, in order to more fully focus on the multi-modal learning (MML) business (which includes informal learning), we sold certain assets of our retail IT certification business, SmartCertify (the “Retail Certification” business). The Retail Certification business was focused on direct-to-consumer business and contributed less revenue than expected. This action has allowed us to fully focus our attention and resources on our core enterprise business. We have maintained a reseller arrangement with the acquiring organization, and we also have maintained the existing customer contracts and will service those contracts until the contractual obligation is fulfilled. We have been recognizing revenue from the deferred revenue balance related to direct-to-consumer business over the 18 to 24 months subsequent to the date of sale. Substantially all of the sales, marketing and administrative costs of our IT retail certification business have been eliminated.
      In fiscal 2007, we plan to focus on revenue and earnings growth primarily through new customer acquisitions, continuing to execute on our new product and telesales distribution initiatives to provide new revenue streams, and a higher priority approach to produce a long-term contribution from possible merger and acquisition opportunities.
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

Revenue Recognition
      We generate revenue from the license of products and services and from providing hosting/ASP services.
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
      The pricing for our product licenses varies based on the content offering selected by the customer, the number of users within the customer’s organization and the length of the license agreement. Our product licenses provide customers access to a full range of learning products including courseware, Referenceware, simulations, mentoring and prescriptive assessment.
      A Referenceware license gives users access to a full Referenceware library within one or more Referenceware collections (examples of which include: ITPro, BusinessPro, FinancePro, EngineeringPro, GovEssentials and OfficeEssentials) from Books. The pricing for our Referenceware licenses varies based on the collections specified by a customer, the number of users within the customer’s organization and the length of the license agreement.
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
      We also derive revenue from extranet hosting/ ASP services and online mentoring services. We recognize revenue related to extranet hosting/ ASP services and online mentoring services on a straight-line basis over the period the services are provided.
      We generally bill the annual license fee for the first year of a multi-year license agreement in advance and license fees for subsequent years of multi-year license arrangements are billed on the anniversary date of the agreement. Occasionally, we bill customers on a quarterly basis. In some circumstances, we offer payment terms of up to six months from the initial shipment date or anniversary date for multi-year license agreements to our customers. To the extent that a customer is given extended payment terms (defined by us as greater than six months), revenue begins to be recognized as cash becomes due, assuming all of the other elements of revenue recognition have been satisfied.
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
      We record reimbursable out-of-pocket expenses in both maintenance and services revenues and as a direct cost of maintenances and services in accordance with EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred” (“EITF 01-14”). EITF 01-14 requires reimbursable out-of-pocket expenses incurred to be characterized as revenue in the income statement.
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
      Our contracts often include an uptime guarantee for solutions hosted on our server whereby customers would be entitled to credits in the event of nonperformance. We also retain the right to remedy any nonperformance event prior to issuing a credit. Historically, we have not incurred substantial costs relating to this guarantee and we currently accrue for such costs as they are incurred. We review these costs on a regular basis as actual experience and other information becomes available; and should they become more substantial, we would accrue an estimated exposure and consider the potential related effects of the timing of recording revenue on our license arrangements. We have not accrued any costs related to these warranties in the accompanying consolidated financial statements.

Amortization of Intangible Assets and Impairment of Goodwill
      We record intangible assets as historical cost. We amortize our intangible assets, which include customer contracts and internally developed software. We review these intangible assets at least annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in their remaining useful life. We also review our indefinite-lived intangible assets at least annually for impairment which includes trademarks and trade names.
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

Share Based Compensation
      We account for our share-based employee compensation plans on the intrinsic value method under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related Interpretations under APB No. 25. We provide pro forma disclosures only of the compensation expense determined under the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123).
      See “Recent Accounting Pronouncements” for a description of FASB Statement No. 123 (revised 2004), “Share-Based Payment.”

Deferral of Commissions
      We employ an accounting policy consistent with guidance provided by FASB Technical Bulletin 90-1 “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts” and SEC Staff Accounting Bulletin 104 “Revenue Recognition”, related to the concept of a direct and incremental relationship between revenue and expense. As such, we defer the recognition of commission expense until such time as the revenue related to the contract for which the commission was paid is recognized.

Restructuring Charges
      We account for our restructuring activities under guidance provided by SFAS No. 141 (SFAS 141), “Business Combinations” EITF 95-3 and SFAS No. 146 (SFAS 146), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 141 states that after the end of the allocation period (generally one year from date of merger) an adjustment that results from a pre-acquisition contingency other than an income tax loss carryforward should be included in the determination of net income/(loss) in the period in which the adjustment is determined. As such, adjustments to pre-acquisition contingencies established at the time of the SmartForce — SkillSoft merger are recorded as restructuring charges in our statement of operations. SFAS 146 states that a liability related to an exit or disposal activity should be recognized at fair value in the period in which it is incurred. As such, when we identify restructuring charges that fulfill the requirements identified in SFAS 146 as incurred, we record the charges in our statement of income.
      The most significant element for each of our restructuring charges incurred relates to lease abandonments. In determining the fair value of liabilities associated with lease abandonments, we assess our contractual ability to sub-lease the spaces currently under lease and obtain local independent professional assessments of current commercial real estate market conditions in those areas so that we can reasonably determine estimable sub-lease income benefits.
      Furthermore, judgment is used in determining how to estimate long-term restructuring costs. Generally the Company uses a present value technique to estimate the fair value of a liability and discounts the expected cash flow associated with the restructuring activity using a credit-adjusted, risk free rate.

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

Income Taxes
      We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of such change.

Results of Operations

	Fiscal Year Ended January 31,

	Dollar	Percent Change	Percentage of Revenue
	Increase/(Decrease)	Increase/(Decrease)
	2005/2006	2005/2006	2006†	2005	2004

	(In thousands)
Revenue	$3,267	2%	100%	100%	100%
Cost of revenue	3,583	16%	12%	10%	10%

Gross profit	(316)	—	88%	90%	90%

Research and development	(6,590)	(14)%	18%	21%	28%
Selling and marketing	(5,722)	(6)%	41%	44%	45%
General and administrative	583	2%	12%	12%	14%
Legal settlements/(insurance recoveries)	(17,710)	*	(8)%	—	48%
Amortization of share-based compensation	(299)	(25)%	—	1%	1%
Amortization of intangible assets	(462)	(5)%	4%	5%	5%
Impairment charge	(19,268)	*	—	9%	—
Restructuring	(12,720)	(95)%	—	6%	1%
Restatement:
SEC investigation	(194)	(9)%	1%	1%	1%
Other professional fees	(320)	*	—	—	7%

Total operating expenses	(62,702)	(30)%	68%	99%	151%

Operating income/(loss)	62,386	*	20%	(9)%	(61)%

Other income/(expense), net	1,433	*	—	—	—
(Loss)/gain on sale assets, net	(586)	*	—	—	2%
Interest income	688	63%	1%	—	—
Interest expense	(94)	28%	—	—	—

Income/(loss) before provision for income taxes	63,827	*	21%	(9)%	(58)%
Provision for income taxes	8,499	1,347%	4%	—	—

Net income/(loss)	$55,328	*	16%	(9)%	(59)%

*	Not meaningful

†	Does not add due to rounding.

Comparison of the Fiscal Years Ended January 31, 2006 and 2005

Revenue
      The increase in revenue during the fiscal year ended January 31, 2006 as compared to the fiscal year ended January 31, 2005 was primarily due to revenue generated from new business primarily derived from our product lines focused on informal learning, better than anticipated reseller revenues and a greater share of business having closed earlier in each of the respective quarterly periods for the fiscal year ended January 31, 2006.

	Fiscal Year Ended January 31,

	2006	2005	Change

	(In thousands)
Revenue:
United States	$168,525	$165,871	$2,654
International	47,042	46,429	613

Total	$215,567	$212,300	$3,267

      Revenue increased by 2% and 1% in the United States and internationally, respectively, in the fiscal year ended January 31, 2006 as compared to the fiscal year ended January 31, 2005.

	Fiscal Year Ended January 31,

	2006	2005	Change

	(In thousands)
Revenue:
Multi-Modal Learning	$201,236	$192,135	$9,101
Retail Certification	14,331	20,165	(5,834)

Total	$215,567	$212,300	$3,267

      In the first quarter of fiscal 2006, we sold certain assets related to SmartCertify, our Retail Certification business. The sale resulted in a reduction in revenue of $5.8 million in our Retail Certification business for the fiscal year ended January 31, 2006 as compared to the fiscal year ended January 31, 2005. The increase in our MML revenue is primarily due to revenue generated from new business primarily derived from our product lines focused on informal learning and better than anticipated reseller revenues. We expect a reduction of approximately $9.0 million in revenue in our Retail Certification business in fiscal 2007 when compared to fiscal 2006. We expect this decrease in revenue to be offset in fiscal 2007 by increased MML revenue generated from new business.
      We exited the fiscal year ended January 31, 2006 with non-cancelable backlog of approximately $171 million as compared to $168 million at January 31, 2005. This amount is calculated by combining the amount of deferred revenue at our fiscal year end with the amounts to be added to deferred revenue throughout the next twelve months as a result of committed customer contracts and determining how much of these amounts are scheduled to amortize into revenue during fiscal 2007. The amount scheduled to amortize into revenue during fiscal 2007 is disclosed as “backlog” as of January 31, 2006. Amounts to be added to deferred revenue during fiscal 2007 include subsequent installment billings for ongoing contract periods as well as billings for new or continuing contracts. As a result of the previously described sale of certain assets related to SmartCertify the balance of non-cancelable backlog at January 31, 2006 reflects a reduction of approximately $10.6 million when compared to January 31, 2005 and SmartCertify will not contribute new or continuing contracts during fiscal 2007. We have included this non-GAAP disclosure due to the fact that it is directly related to our subscription based revenue recognition policy. This is a key business metric, which factors into our forecasting and planning activities and provides visibility into fiscal 2007 revenue.

Costs and Expenses
      The increase in cost of revenue in the fiscal year ended January 31, 2006 versus the fiscal year ended January 31, 2005 was primarily due to a higher mix of royalty-bearing content due to the growth of our Books24x7 Referenceware product line.
      The decrease in research and development expenses in the fiscal year ended January 31, 2006 versus the fiscal year ended January 31, 2005 was primarily due to the inclusion of $3.8 million of purchased technology in fiscal 2005 and savings of $6.4 million realized in fiscal 2006 as the result of the reorganization of our content development organization completed in the quarter ended January 31, 2005. This decrease was partially offset by the increased costs associated with outsourcing activity of $4.0 million. We anticipate that research and development expenses will be between 18% and 19% of revenue in fiscal 2007.
      The decrease in selling and marketing expenses in the fiscal year ended January 31, 2006 versus the fiscal year ended January 31, 2005 was primarily due to the expense reduction of $10.5 million resulting from the sale of certain assets related to SmartCertify, our Retail Certification business, at the end of our fiscal 2006 first quarter. This was partially offset by incremental expenses incurred to support the new Dialogue product line of $1.3 million, new telesales distribution operation focusing on small and mid-sized businesses of $1.2 million and the additional investment in our Books sales force of $1.7 million. We anticipate that selling and marketing expenses will be between 40% and 41% of revenue in fiscal 2007.
      The increase in general and administrative expenses in the fiscal year ended January 31, 2006 versus the fiscal year ended January 31, 2005 was primarily due to an increase in compensation expense of $1.7 million, which included a $0.5 million payment to Howard Edelstein, a director of the Company, in recognition of Mr. Edelstein’s contributions to the Company in connection with the settlements of our litigation with NETg and our the securities class action litigation, which was partially offset by the expense reduction of $1.5 million resulting from the sale of certain assets of SmartCertify at the end of our fiscal 2006 first quarter. We anticipate that general and administrative expense will be between 12% and 13% of revenue in fiscal 2007.
      Within legal settlements/(insurance recoveries), we received an insurance settlement of $19.5 million in the fiscal year ended January 31, 2006, which resulted from the final settlement with our insurance carriers regarding the 2002 securities class action lawsuit settlement of $30.5 million in March 2004 and the ongoing related litigation and SEC investigation. The settlement with our insurance carriers was partially offset by the settlement of a lawsuit with Jody Glidden, Trish Glidden and Michael LeBlanc, who had previously opted out of the 2002 securities class action settlement, for approximately $1.8 million on April 7, 2006.
      In the fourth quarter of fiscal 2005 we evaluated the fair value of goodwill. In November of 2004 we hired an investment banker to actively market the Retail Certification segment to third party buyers. However by January 31, 2005 the investment banker reported the efforts to sell the business were unsuccessful. In the first quarter of fiscal 2006, we sold certain assets and liabilities of the business in exchange for nominal consideration and the execution of a reseller agreement with the buyer. In fiscal 2005, we concluded that the Retail Certification segment had no goodwill and we recorded an impairment charge of approximately $19.3 million in the fiscal year ended January 31, 2005. In the first quarter of fiscal 2006, we completed a restructuring of our Retail Certification business which resulted in a charge of approximately $0.5 million.
      In the fourth quarter of fiscal 2006 we evaluated the fair value of goodwill of the MML segment and concluded there was no impairment of goodwill.

      The key assumptions utilized in the preparation of forecasted statements of operations for the MML segment, which reflect certain new initiatives, were as follows:

Multi-Modal Learning

Revenue	Compound annual growth of 7.0%
Gross profit	88.0%
Research and development	15.0%
Selling and marketing	35.0%
General and administrative	9.0%
Other income/(expense)	$2.4 million for all years
Working capital	14.00% of gross revenue
      On January 13, 2006, we accelerated the vesting of all currently outstanding unvested stock options awarded to employees. This vesting acceleration does not extend to any options held by executive officers and directors. As a result of this action, we expect to avoid recognition of approximately $9.1 million of stock-based compensation expense in future periods beginning February 1, 2006, including approximately $4.7 million of stock-based compensation expense in the fiscal year ending January 31, 2007. We recorded a charge of approximately $89,000 in the fourth quarter of fiscal 2006 related to expected forfeitures due to the acceleration of vesting of “in-the-money” options.
      The decrease in restructuring expenses in the fiscal year ended January 31, 2006 versus the fiscal year ended January 31, 2005 was primarily due to the restructuring of our content development organization in the fourth quarter of fiscal 2005 and the closing of our German facility. We did not incur any significant additional charges in fiscal 2006 as a result of this restructuring. We do not anticipate any significant additional charges in fiscal 2007 as a result of these restructurings.
      SEC investigation charges decreased in the fiscal year ended January 31, 2006 versus the fiscal year ended January 31, 2005 due to a decrease in activity related to the ongoing SEC investigation in which costs are expensed as incurred.
      Other professional fees in the fiscal year ended January 31, 2005 consisted primarily of the re-filing of certain international tax returns and statutory financial statements as a result of the restatement. We incurred no such charges in the fiscal year ended January 31, 2006.

Other (Expense)/Income, net
      The change in other (expense)/income, net in the fiscal year ended January 31, 2006 versus the fiscal year ended January 31, 2005 was primarily due to foreign currency fluctuations. Due to our multinational operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies used in our business.

Gain/(Loss) on Sale of Assets, net
      We recorded a loss of $586,000 in the fiscal year ended January 31, 2006. This loss is primarily the result of investment banking and professional fees associated with the sale of certain assets of the Retail Certification business in the first quarter of fiscal 2006.

Interest Income
      The increase in interest income in the fiscal year ended January 31, 2006 versus the fiscal year ended January 31, 2005 was primarily due to more funds being available for investment and higher interest rates on our cash and cash equivalents and investments.

Provision for Income Taxes
      The increase in the provision for income taxes in the fiscal year ended January 31, 2006 versus the fiscal year ended January 31, 2005 was primarily due to of the generation of higher taxable income in fiscal 2006 versus fiscal 2005. Our effective tax rate of 20.6% is significantly less than the combined federal and state tax rates primarily due to the fact that the $19.5 million insurance recovery related to the settlement of the 2002 securities class action lawsuit recorded in fiscal 2006 was not taxable and to a lesser extent due to the utilization of net operating loss carryforwards and income being earned in lower or no tax jurisdictions.

Comparison of the Fiscal Years Ended January 31, 2005 and 2004

	Fiscal Year Ended January 31,

			Percentage of
	Dollar	Percent Change	Revenue
	Increase/(Decrease)	Increase/(Decrease)
	2004/2005	2004/2005	2005	2004

	(In thousands)
Revenue	$18,825	10%	100%	100%
Cost of revenue	3,327	18%	10%	10%

Gross profit	15,498	9%	90%	90%

Research and development	(8,052)	(15)%	21%	28%
Selling and marketing	5,954	7%	44%	45%
General and administrative	(2,721)	(10)%	12%	14%
Legal settlements	(93,750)	(100)%	—	48%
Amortization of share-based compensation	(795)	(40)%	1%	1%
Amortization of intangible assets	(497)	(5)%	5%	5%
Impairment charge	19,268	100%	9%	—
Restructuring	11,504	619%	6%	1%
Restatement:
SEC investigation	284	15%	1%	1%
Other professional fees	(14,153)	(98)%	—	7%

Total operating expenses	(82,958)	(28)%	99%	151%

Operating loss	98,456	83%	(9)	(61)%

Other (expense)/income, net	(1,478)	(188)%	—	—
Gain/(loss) on sale of assets, net	(3,682)	(100)%	—	2%
Interest income	137	14%	—	—
Interest expense	(170)	102%	—	—

Income/(loss) before provision for income taxes	93,263	83%	(9)	(58)%
Provision for income taxes	102	(19)%	—	—

Net income/(loss)	$93,161	82%	(9)	(59)%

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
      In the fourth quarter of fiscal 2005 we evaluated the fair value of goodwill. We prepared a cash flow analysis for the MML segment comparing the discounted cash flows to the net book values of the direct assets, goodwill and intangible assets. The discounted cash flows supported the direct assets, goodwill and intangible assets of the MML segment. At January 31, 2005, we concluded there was no impairment of goodwill for the MML segment.
      The key assumptions utilized in the preparation of forecasted statements of operations for the MML segment, which reflect certain new initiatives were as follows:

2005 Multi-Modal Learning

Revenue	Compound annual growth of 7.0%
Gross profit	89.0%
Research and development	15.0%
Selling and marketing	36.0%
General and administrative	9.0%
Other income/(expense)	$2.4 million for all years
Working capital	15.00% of gross revenue
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

Interest Income
      Interest income decreased to $1,091,000 in the year ended January 31, 2005 from $954,000 in the year ended January 31, 2004. This decrease was primarily due to fewer funds available for investment and lower interest rates on our cash and cash equivalents and investments.

Other (Expense)/Income, net
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

Quarterly Operating Results for Fiscal Years Ended January 31, 2006 and 2005 (unaudited)
      The following table sets forth, for the periods indicated, certain financial data of SkillSoft PLC

	Q1 2006	Q2 2006	Q3 2006	Q4 2006

	(In thousands, except per share data)
Revenues	$53,327	$53,604	$53,901	$54,735
Cost of revenues	5,834	6,318	6,509	6,646

Gross profit	47,493	47,286	47,392	48,089
Operating expenses:
Research and development	9,869	10,190	9,122	9,804
Selling and marketing	24,030	20,718	20,382	22,634
General and administrative	6,276	6,735	5,496	7,238
(Insurance recoveries)/ legal settlements	—	(19,500)	—	1,790
Amortization of share-based compensation	237	220	219	216
Amortization of intangible assets	2,246	2,307	2,285	2,275
Restructuring	703	(116)	226	(172)
Restatement:
SEC investigation	250	834	507	397
Other professional fees	—	—	—	—

Total operating expenses	43,611	21,388	38,237	44,182

Operating income	3,882	25,898	9,155	3,907
Other (expense)/income, net	(110)	495	341	15
(Loss)/gain on sale of assets, net	(681)	—	73	22
Interest income	356	348	511	564
Interest expense	(61)	(38)	(243)	(89)

Income before provision for income taxes	3,386	26,703	9,837	4,419
Provision for income taxes	919	3,759	4,154	298

Net income	$2,467	$22,944	$5,683	$4,121

Basic and dilutive income per share	$0.02	$0.22	$0.06	$0.04

Basic weighted average shares outstanding	105,662	103,796	100,664	100,707

Diluted weighted average shares outstanding	105,877	104,223	101,541	102,439

	Q1 2005	Q2 2005	Q3 2005	Q4 2005

	(In thousands, except per share data)
Revenues	$52,817	$50,625	$52,507	$56,351
Cost of revenues	5,078	5,257	5,597	5,792

Gross profit	47,739	45,368	46,910	50,559
Operating expenses:
Research and development	9,444	12,639	10,505	12,987
Selling and marketing	24,362	22,664	22,441	24,019
General and administrative	6,054	6,182	6,388	6,538
Amortization of stock-based compensation	348	300	296	247
Amortization of intangible assets	2,422	2,390	2,390	2,373
Impairment charge	—	—	—	19,268
Restructuring	147	175	(7)	13,046
Restatement:
SEC investigation	324	779	716	363
Other professional fees	114	136	87	(17)

Total operating expenses	43,215	45,265	42,816	78,824

Operating income/(loss)	4,524	103	4,094	(28,265)
Other (expense)/income, net	(179)	(32)	75	(556)
Interest income	150	286	294	361
Interest expense	(27)	(45)	(206)	(59)

Income/(loss) before provision for income taxes	4,468	312	4,257	(28,519)
Provision for income taxes	1,265	(1,045)	142	269

Net income/(loss)	$3,203	$1,357	$4,115	$(28,788)

Basic and dilutive income/(loss) per share	$0.03	$0.01	$0.04	$(0.27)

Basic weighted average shares outstanding	103,163	105,422	105,936	105,973

Diluted weighted average shares outstanding	110,393	110,555	108,941	105,973

Liquidity and Capital Resources
      As of January 31, 2006, our principal source of liquidity was our cash and cash equivalents and short-term investments, which totaled $73.3 million. This compares to $54.9 million at January 31, 2005.
      Net cash provided by operating activities was $42.2 million for the fiscal year ended January 31, 2006, which includes net income of $35.2 million (inclusive of the net insurance recovery and legal settlement of $17.7 million), depreciation and amortization of $14.3 million and a non-cash income tax provision of $7.9 million. These amounts were partially offset by a decrease in deferred revenue of $2.7 million, which was primarily due to the sale of certain assets of SmartCertify, our Retail Certification business, which was partially offset by increased billings in our MML business, as well as decreases in accrued expenses of $12.9 million. The decrease in accrued expenses is primarily a result of the payment of short-term restructuring and merger accruals.
      Net cash used in investing activities was $4.9 million for the fiscal year ended January 31, 2006. Purchases of capital assets, primarily related to additional investments in our hosting infrastructure, and capitalized software development costs related to our SkillSoft Dialogue product totaled approximately $6.4 million and $1.7 million, respectively. Additionally, approximately $4.0 million of cash was designated as restricted cash pursuant to an arrangement with the named insureds as part of the legal settlement payment received in fiscal 2006 in connection with the 2002 securities class action, related litigation and the SEC investigation. These amounts were partially offset by the maturity of investments, net of purchases (short and long-term), which generated a net cash inflow of approximately $7.2 million in fiscal 2006.

      Net cash used in financing activities was $18.9 million for the fiscal year ended January 31, 2006. Cash was used to purchase approximately 6.1 million shares having a value of approximately $22.0 million on the open market under our shareholder approved share repurchase program. This was partially offset by proceeds from the exercise of share options and share purchases under our 2004 Employee Share Purchase Plan totaling $3.1 million.
      Our working capital deficit was approximately $8.2 million and $46.8 million as of January 31, 2006 and 2005, respectively. The reduction in our working capital deficit was primarily due to our net income of $35.2 million, depreciation and amortization of $14.3 million, a non-cash provision for income tax of $7.9 million, $3.1 million of proceeds from the exercise of share options and share purchases under our 2004 Employee Share Purchase Plan and the maturity of long-term investments of $7.2 million, which was partially offset by the repurchase of shares with a value of approximately $22.0 million and the purchase of property and equipment of $6.4 million.
      We entered into a $25 million two year, line of credit with a bank on July 23, 2004, which was amended in April 2005. Under the terms of the line of credit, the bank holds a first security interest in all domestic business assets. All borrowings under the line of credit bear interest at the bank’s prime rate. The facility is subject to a commitment fee of $50,000 to secure the line of credit and unused commitment fees of 0.125% based upon the daily average of un-advanced amounts under the revolving line of credit. We paid approximately $12,000 in unused commitment fees for the fiscal year ended January 31, 2006. In addition, the line of credit contains certain financial and non-financial covenants. We are currently in compliance with all covenants. Also, the line of credit provides that in the event of a Material Adverse Change (as defined in the line of credit), the lender has the ability to call amounts outstanding under the line of credit. As of January 31, 2006, there were no borrowings on the line of credit; however, we had an outstanding letter of credit of $15.5 million that reduced the availability under the line of credit. Letters of credit are subject to commission fees of 0.75% as well as administrative costs. We paid approximately $79,000 in letters of credit fees in the fiscal year ended January 31, 2006.
      As of January 31, 2006, we had U.S. federal net operating loss carryforwards (NOLs) of approximately $314.0 million. These NOLs, which are subject to potential limitations based upon change in control provisions of Section 382 of the Internal Revenue Code, are available to reduce future taxable income, if any, through 2025. We also had U.S. federal tax credit carryforwards of approximately $5.6 million at January 31, 2006. Additionally, we had approximately $99.7 million of net operating loss carryforwards in jurisdictions outside of the U.S. If not utilized, these carryforwards expire at various dates through the year ending January 31, 2025. Included in the $314.0 million are approximately $200.1 million of U.S. net operating loss carryforwards and $365,000 of U.S. tax credit carryforwards that were acquired in the Merger and the purchase of Books. In addition, included in the $99.7 million is approximately $61.1 million of net operating loss carryforwards in jurisdictions outside the U.S. acquired in the Merger and the purchase of Books. We will realize the benefits of these acquired net operating losses through reductions to goodwill and non-goodwill intangibles during the period that the losses are utilized to reduce tax payments. Also included in the $314.0 million at January 31, 2006, we have approximately $28.0 million of net operating loss carryforwards in the United States resulting from disqualifying dispositions. We will realize the benefit of these losses through increases to stockholder’s equity in the periods in which the losses are utilized to reduce tax payments.
      We lease certain of our facilities and certain equipment and furniture under operating lease agreements that expire at various dates through 2023. Future minimum lease payments, net of estimated rentals, under these agreements are as follows (in thousands):

	Payments Due by Period

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating Lease Obligations	$30,927	$5,197	$8,900	$3,729	$13,101
      We have no future contracted obligations related to long-term debt, capital leases or purchase obligations.

      We have a remaining payout to be made in the fiscal year ending January 31, 2007 of $15.25 million relating to the settlement of the 2002 securities class action litigation described in Note 8(c) of the Notes to the Consolidated Financial Statements.
      We have a payout to be made by April 17, 2006 of $1.8 million to the plaintiffs relating to the settlement on April 7, 2006 described in Note 8(d) of the Notes to the Consolidated Financial Statements.
      We expect to experience similar spending related to capital expenditures in the fiscal year ending January 31, 2007, as compared to the fiscal year ended January 31, 2006, and we will continue to invest in our research and development and sales and marketing in order to execute our business plan and achieve expected revenue growth. To the extent that our execution of the business plan results in increased sales, we expect to experience corresponding increases in deferred revenue, cash flow and prepaid expenses. Capital expenditures for the fiscal year ending January 31, 2007 are expected to be approximately $7.0 million. We purchased 6,533,884 shares under our shareholder approved repurchase plan during fiscal 2005 and 2006. This plan expired on March 24, 2006 with 466,116 shares available for repurchase under the original program. Our shareholders have approved the renewal and extension of the plan and as a result we currently have the ability to purchase, subject to certain limitations, up to 3,500,000 of our outstanding shares under the recently approved shareholder plan. Under the program, there are limitations on our ability to purchase shares up to this level, which include, but are not limited to, the availability of distributable profits under Irish regulations and available cash. We expect that the principal sources of funding for our operating expenses, capital expenditures, litigation settlement payments and other liquidity needs will be a combination of our available cash and cash equivalents and short-term investments (which totaled approximately $73.3 million as of January 31, 2006), and funds generated from future cash flows from operating activities. We believe our current funds and expected cash flows from operating activities will be sufficient to fund our operations for at least the next 12 months. However, there are several items that may negatively impact our available sources of funds. In addition, our cash needs may increase due to factors such as unanticipated developments in our business or significant acquisitions. The amount of cash generated from operations will be dependent upon the successful execution of our business plan. Although we do not foresee the need to raise additional capital, any unanticipated economic or business events could require us to raise additional capital to support operations.
Recent Accounting Pronouncements
      On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.
      Statement 123(R) is effective for the first quarter of the first fiscal year that begins after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We adopted Statement 123(R) on February 1, 2006.
      Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date; or

2. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

      We have determined to utilize the “modified prospective” method to use in adopting SFAS 123(R).
      As a result of the adoption of SFAS 123(R), we expect share-based compensation expense to be approximately $3.0 million to $4.0 million for the fiscal year ending January 31, 2007. However, our assessment of the estimated compensation charges is affected by our share price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our share price and employee share option exercise behaviors. In addition, compensation expense could increase to the extent additional share options are granted in the future. The adoption of SFAS 123(R) will have no material impact on our net cash flows.
      On January 13, 2006 we accelerated the vesting of all currently outstanding unvested stock options awarded to employees. This vesting acceleration does not extend to any options held by executive officers and directors. As a result of this action we expect to avoid recognition of approximately $9.1 million of stock-based compensation expense in future periods beginning February 1, 2006, including approximately $4.7 million of stock-based compensation expense in the fiscal year ending January 31, 2007. We recorded a charge of approximately $89,000 in the fourth quarter of fiscal 2006 related to expected forfeitures due to the acceleration of vesting of “in-the-money” options.
      The FASB recently issued Statement No. 154, “Accounting Changes and Error Corrections,” (SFAS 154), which is a replacement of APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” (SFAS 3). SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. APB 20 previously required that such a change be reported as a change in accounting principle. SFAS 154 carries forward many provisions of APB 20 without change, including the provisions related to the reporting of a change in accounting estimate, a change in the reporting entity, and the correction of an error. SFAS 154 also carries forward the provisions of SFAS 3 that govern reporting accounting changes in interim financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS 154. We currently believe that the adoption of SFAS 154 will have no impact on our results of operations.
Explanation of Use of Non-GAAP Financial Results
      In addition to our audited financial results in accordance with United States generally accepted accounting principles (GAAP), to assist investors we may on occasion provide certain non-GAAP financial results as an alternative means to explain our periodic results. The non-GAAP financial results typically exclude non-cash or one-time charges or benefits.
      Our management uses the non-GAAP financial results internally as an alternative means for assessing our results of operations. By excluding non-cash charges such as stock-based compensation, amortization of purchased intangible assets, impairment of goodwill and purchased intangible assets, management can evaluate our operations excluding these non-cash charges and can compare its results on a more consistent basis to the results of other companies in our industry. By excluding charges such as restructuring charges (benefits), our management can compare our ongoing operations to prior quarters where such items may be materially different and to ongoing operations of other companies in our industry who may have materially different one-time charges. Our management recognizes that non-GAAP financial results are not a substitute for GAAP results, and believes that non-GAAP measures are helpful in assisting them in understanding and managing our business.

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
      As of January 31, 2006, we did not use derivative financial instruments for speculative or trading purposes.
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
Foreign Currency Risk
      Due to our multinational operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues or pay expenses and the U.S. dollar. Our expenses are not necessarily incurred in the currency in which revenue is generated, and, as a result, we are required from time to time to convert currencies to meet our obligations. These currency conversions are subject to exchange rate fluctuations, in particular changes to the value of the euro, Canadian dollar, Australian dollar, New Zealand dollar, Singapore dollar, and pound sterling relative to the U.S. dollar, which could adversely affect our business and the results of operations. During fiscal 2004, 2005 and 2006, we incurred foreign currency exchange gains/ (losses) of $581,000, $(803,000) and $410,000, respectively.

Item 8.	Financial Statements and Supplementary Data
      Incorporated by reference from Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quarterly Operating Results” and Appendix B attached hereto.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls & Procedures
      Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control
      No change in our internal control over financial reporting occurred during the fiscal quarter ended January 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
      Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
      Based on this assessment, our management believes that, as of January 31, 2006 our internal control over financial reporting is effective based on those criteria.
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of January 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing on the following page of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholders of SkillSoft Public Limited Company
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that SkillSoft Public Limited Company maintained effective internal control over financial reporting as of January 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SkillSoft Public Limited Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that SkillSoft Public Limited Company maintained effective internal control over financial reporting as of January 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, SkillSoft Public Limited Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2006, based on the COSO criteria.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of SkillSoft Public Limited Company as of January 31, 2005 and 2006 and the related consolidated statements of operations, stockholders’ equity and comprehensive income/(loss) and cash flows for each of the three years in the period ended January 31, 2006 of SkillSoft Public Limited Company and our report dated April 10, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
April 10, 2006

Item 9B.	Other Information
      On April 7, 2006, we agreed to settle a lawsuit filed by Jody Glidden, Trish Glidden and Michael LeBlanc against us and certain of our former and current officers and directors in late 2004 related to our 2002 securities class action lawsuit. Under the terms of the settlement, we will pay a total of $1.79 million to the plaintiffs prior to April 17, 2006. A description of the lawsuit and settlement is included in Item 3 of this Annual Report on Form 10-K.
PART III

Item 10.	Directors and Executive Officers of the Registrant
Directors
      The following is a list of our directors and certain information about their background.
      Gregory M. Priest, age 42, was appointed Chairman of the Board of Directors in November 2000, and has held the position of Strategic Advisor with the Company since April 2005. Mr. Priest served as our Chief Strategy Officer from September 2002 to April 2005. Mr. Priest served as the Company’s President and Chief Executive Officer from December 1998 to September 2002. Mr. Priest has been a director since June 1996.
      Charles E. Moran, age 51, has served as our President and Chief Executive Officer and as a director since our merger with SkillSoft Corporation in September 2002. Mr. Moran is a founder of SkillSoft Corporation and served as its Chairman of the Board, President and Chief Executive Officer from January 1998 until September 2002.
      P. Howard Edelstein, age 51, has served as our director since our merger with SkillSoft Corporation in September 2002. Mr. Edelstein is currently an Executive in Residence with Radianz, Inc., an Internet Protocol (IP)-based networking company for the global financial services industry, and an Entrepreneur in Residence with Warburg Pincus LLC. Mr. Edelstein served as President and Chief Executive Officer of Radianz from July 2003 to January 2006. Mr. Edelstein served as an Entrepreneur in Residence with Warburg Pincus LLC from January 2002 to July 2003. Mr. Edelstein previously served as President and Chief Executive Officer of Thomson Financial ESG (now known as Omgeo), a provider of electronic commerce, transaction processing and information services to the international securities/trading community, from 1993 to 2001. Mr. Edelstein is also a director of PalmSource, a software developer for mobile information devices, and Alacra, a privately held financial information company.
      Stewart K.P. Gross, age 46, has served as our director since our merger with SkillSoft Corporation in September 2002. Mr. Gross is Managing Director with Lightyear Capital LLC, a private equity firm concentrating on investments in the financial services industry. Mr. Gross served as a director of SkillSoft Corporation from January 1998 to September 2002. Mr. Gross was Managing Director of Warburg Pincus LLC, from July 1987 to December 2004. Mr. Gross is a director of BEA Systems, Inc., and Aldabra Acquisition Corporation. Mr. Gross is also a director to several privately held companies.
      James S. Krzywicki, age 54, has served as our director since October 1998. Mr. Krzywicki has served as President and Chief Executive officer of Docutron Systems, Inc., a provider of web-based document management software solutions that work in small business environments and connect with enterprise objectives, since April 2004. Mr. Krzywicki was Vice President, Channel Services of Parametric Technology Corporation (“PTC”), a provider of software solutions for manufacturers for product development and improvement, from April 2003 to April 2004. Prior to joining PTC, Mr. Krzywicki served as President of North American Services of RoweCom, Inc. a provider of knowledge resource management and acquisition services, from October 1999 to February 2001, and as Chief Operating Officer from February 2001 to November 2001. In November 2001, RoweCom, Inc. was acquired by divine, inc., a premier integrated solution provider focused on the extended enterprise, and Mr. Krzywicki became Senior Vice President and General Manager, divine information services, and held this position until January 2003. Subsequently,

RoweCom, Inc. filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States District Court for the District of Massachusetts in January 2003.
      William F. Meagher, Jr., age 67, has served as our director since March 2004. Mr. Meagher was the Managing Partner of the Boston Office of Arthur Andersen LLP (“Andersen”) from 1982 until 1995, and spent a total of 38 years with Andersen. Mr. Meagher was a member of the American Institute of Certified Public Accountants and the Massachusetts Society of Certified Public Accountants. Mr. Meagher is a trustee of Living Care Villages of Massachusetts, Inc. d/b/a North Hill and the Dana Farber Cancer Institute and the Greater Boston YMCA. Mr. Meagher also sits on the Board of Directors of Dover Saddlery, a direct marketer and a leading specialty retailer of equestrian products.
      Ferdinand von Prondzynski, age 52, has served as our director since November 2001. Dr. von Prondzynski has been the President of Dublin City University, one of Ireland’s leading higher education institutions, since July 2000. From January 1991 to July 2000, Dr. von Prondzynski served as Professor of Law and Dean of the Faculty of Social Services, the University of Hull, UK.
      There are no family relationships among any of the directors of the Company.
Executive Officers
      Our executive officers are as follows:

Name	Age	Position

Charles E. Moran	51	President and Chief Executive Officer
Thomas J. McDonald	56	Chief Financial Officer, Executive Vice President and Assistant Secretary
Jerald A. Nine, Jr.	48	Chief Operating Officer
Mark A. Townsend	53	Executive Vice President, Technology
Colm M. Darcy	42	Executive Vice President, Content Development
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
      Colm M. Darcy has served as our Executive Vice President, Content Development since our merger with SkillSoft Corporation in September 2002. From April 2002 to September 2002, Mr. Darcy served as our Executive Vice President, Research and Development. From January 2002 to April 7, 2002, Mr. Darcy served as Vice President of Solutions Management. From January 2001 to December 2001, Mr. Darcy served as Vice President, Strategic Alliances. From January 1999 to December 2000, he served as our Vice President, Content Solutions and from January 1997 to December 1998, he served as Director, Curriculum Develop-

ment. Prior to joining us, Mr. Darcy held positions in Finance, Human Resources, Training and Information Technology in the Irish Government’s Department of Health and Child Welfare.
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
      Based solely on its review of copies of such filings by our directors and executive officers and 10% shareholders or written representations from certain of those persons, we believe that all filings required to be made by those persons during the fiscal year ended January 31, 2006 were timely made.

Item 11.	Executive Compensation
      Summary Compensation Table. The following table sets forth the total compensation for the fiscal years ended January 31, 2004, 2005 and 2006 for our chief executive officer and the four most highly compensated other executive officers who were serving as executive officers on January 31, 2006 (the “Named Executive Officers”), as required under applicable rules of the SEC.

		Annual Compensation
				All Other
Name and Principal Position	Fiscal Year(1)	Salary	Bonus	Compensation(2)

Charles E. Moran	2006	$250,000	$395,314	$5,012
President and Chief Executive Officer	2005	250,000	42,969	9,610
	2004	237,500	299,333	9,610
Jerald A. Nine Jr.	2006	225,000	274,920	4,531
Chief Operating Officer	2005	225,000	29,883	6,919
	2004	212,500	213,400	4,973
Colm M. Darcy	2006	200,000	225,000	3,281
Executive Vice President,	2005	200,000	23,438	6,150
Content Development	2004	200,000	166,000	5,092
Mark A. Townsend	2006	200,000	225,000	4,050
Executive Vice President, Technology	2005	200,000	23,438	7,688
	2004	180,000	166,000	7,688
Thomas J. McDonald	2006	200,000	225,000	4,050
Executive Vice President	2005	200,000	23,438	7,688
and Chief Financial Officer	2004	175,000	166,000	7,368

(1)	The fiscal years in this column refer to the fiscal year ended January 31 of that year.

(2)	Includes amounts paid as accrued vacation time per Company policy to each of Moran, Nine, Darcy, Townsend and McDonald in the amounts of $4,812, $4,331, $3,080, $3,850 and $3,850, respectively. For the fiscal year ending January 31, 2006, includes $200 for each of Moran, Nine, Darcy, Townsend and McDonald that was paid pursuant to the Company’s 401(k) matching program.
      Share Option Grants Table. We granted no share options or share appreciation rights during the fiscal year ended January 31, 2006 to the Named Executive Officers.

      Fiscal Year-End Option Value Table. The following table provides information with respect to share options exercised by the Named Executive Officers during the fiscal year ended January 31, 2006, and the number and value of unexercised share options held by each of the Named Executive Officers as of January 31, 2006.

			Number of Ordinary Shares
			Underlying Unexercised		Value of Unexercised
	Number of		Options at		In-the-money Options at
	Shares		January 31, 2006		January 31, 2006(2)
	Acquired	Value
Name	on Exercise	Realized(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Charles E. Moran	—	—	1,462,984	241,673	$1,196,896	$384,260
Colm M. Darcy	—	—	309,449	52,085	370,513	114,482
Jerald A. Nine Jr.	—	—	860,562	155,360	998,048	247,022
Mark A. Townsend	—	—	832,791	138,099	1,198,666	219,577
Thomas J. McDonald	—	—	1,045,599	138,099	1,286,087	219,577

(1)	The value realized upon exercise is the excess of the fair market value (determined on the basis of the closing price per share of our ADSs on the NASDAQ National Market) of the underlying ordinary shares on the date of exercise over the exercise price of the option multiplied by the number of ordinary shares acquired upon exercise.

(2)	The value of the in-the-money options is the excess of the fair market value (determined on the basis of the closing price per share of our ADSs on the NASDAQ National Market) of the underlying ordinary shares on January 31, 2006 ($5.65 per share) over the exercise price of the option multiplied by the number of ordinary shares underlying the option.
Employment Agreements
      Charles E. Moran’s Employment Agreement. In connection with our merger with SkillSoft Corporation, we entered into an employment agreement, effective on September 6, 2002, the date of completion of the merger, with Charles E. Moran, to employ Mr. Moran as our President and Chief Executive Officer. Mr. Moran’s employment agreement provides for a cash compensation plan that reflects the level established by the SkillSoft Corporation board of directors for the then current fiscal year. Specifically, Mr. Moran’s employment agreement provides that he will be paid a base salary of $225,000 per year to be reviewed for increases at least annually by our Board of Directors. Mr. Moran’s current base salary is $250,000. In addition, Mr. Moran will be entitled to receive an annual performance bonus based on performance metrics established by the Board of Directors. Mr. Moran’s employment is at-will, but if Mr. Moran’s employment is terminated without cause or if he resigns with good reason, each as defined in his employment agreement, he will be entitled to receive a payment equal to the sum of his base salary and target bonus for a period of one year after the date of termination. In addition, if Mr. Moran is terminated without cause or if he resigns with good reason, he may elect to continue vesting of the options granted to him for a period of one year after the date of termination, if he agrees to be bound by the non-solicitation and non-compete provisions contained in his employment agreement. The employment agreement also includes a covenant not to solicit employees and a covenant not to compete for a period extending until one year after the termination of his employment, if Mr. Moran’s termination is voluntary (other than for good reason) or we terminate him for cause.
      Colm M. Darcy’s Employment Agreement. In connection with our merger with SkillSoft Corporation, we entered into an employment agreement, effective on September 6, 2002, the date of completion of the merger, with Colm M. Darcy, to employ Mr. Darcy as our Executive Vice President, Content Development. Mr. Darcy’s employment agreement provides that he will be paid a base salary of $200,000 per year to be reviewed for increases at least annually by the Board of Directors. Mr. Darcy’s current base salary is $200,000. Pursuant to the employment agreement, on September 6, 2002, we granted Mr. Darcy an option to purchase an aggregate of 50,000 shares at an exercise price of $4.25 per share. The option grant vested as to 25% of the shares on September 6, 2003 and vests thereafter in 48 equal monthly installments on each monthly anniversary of the date of the grant. Mr. Darcy will also be reimbursed for certain supplemental travel expenses for him and his wife. In addition, Mr. Darcy will be entitled to receive relocation expense reimbursement in the event Mr. Darcy either relocates to Ireland at our request or returns there within three months after his employment is terminated without cause or if he resigns with good reason, each as defined in his employment agreement. Mr. Darcy’s employment is at-will, but if his employment is terminated without cause or if he resigns with good reason, he will be entitled to receive a payment equal to the sum of $75,000 plus his base salary for a period of six months after the date of termination. In addition, if Mr. Darcy is terminated without cause or if he resigns with good reason, he may elect to continue vesting of the options granted to him for a period of six months after the date of termination, if he agrees to be bound by the nonsolicitation and noncompete provisions contained in his employment agreement. The employment agreement also includes a covenant not to solicit employees and a covenant not to compete for a period extending until the later of six months after the termination of his employment and September 6, 2006, if Mr. Darcy’s termination is voluntary (other than for good reason) or we terminate him for cause.
      Jerald A. Nine’s Employment Agreement. In connection with our merger with SkillSoft Corporation, we entered into an employment agreement, effective on September 6, 2002, the date of completion of the merger, with Jerald A. Nine, to employ Mr. Nine as our Executive Vice-President, Content Solutions and General Manager Books Division. Mr. Nine’s employment agreement provides for a cash compensation plan that reflects the level established by the SkillSoft Corporation Board of Directors for the then current fiscal year. Mr. Nine’s employment agreement provides that he will be paid a base salary of $200,000 per year to be reviewed for increases at least annually by the Board of Directors. Mr. Nine’s current base salary is $225,000. In addition, Mr. Nine will be entitled to receive an annual performance bonus based on performance metrics established by the Board of Directors. Mr. Nine’s employment is at-will, but if Mr. Nine’s employment is terminated without cause or if he resigns with good reason, as defined in his employment agreement, he will be entitled to receive a payment equal to the sum of his base salary plus the then maximum performance bonus for a period of one year. In addition, if Mr. Nine is terminated without cause or if he resigns with good reason, he may elect to continue vesting of the options granted to him for a period of one year. The employment agreement also includes a covenant not to solicit employees and a covenant not to compete for a period extending until one year after the termination of his employment if Mr. Nine’s termination is voluntary (other than for good reason) or we terminate him for cause.
      Mark A. Townsend’s Employment Agreement. SkillSoft Corporation is a party to an employment agreement with Mark A. Townsend, dated January 12, 1998. Under the terms of the employment agreement, Mr. Townsend is entitled to receive a base salary of $145,000, which may be increased in accordance with SkillSoft Corporation’s regular salary review practices. Mr. Townsend’s current base salary is $200,000. Mr. Townsend is also entitled to participate in any bonus plans that SkillSoft Corporation may establish for its senior executives. Either SkillSoft Corporation or Mr. Townsend may terminate the employment agreement at will for any reason upon three months’ prior notice in the case of termination by SkillSoft Corporation, or upon two months’ prior notice in the case of termination by Mr. Townsend. In addition, in the event of such a termination, Mr. Townsend’s stock options will continue to vest and be exercisable if he performs consulting services for SkillSoft Corporation of up to ten hours per week during the six months following termination.
      Thomas J. McDonald’s Employment Agreement. SkillSoft Corporation is a party to an employment agreement with Thomas J. McDonald, dated February 2, 1998. Under the terms of the employment agreement, Mr. McDonald is entitled to receive a base salary of $135,000, which may be increased in accordance with SkillSoft Corporation’s regular salary review practices. Mr. McDonald’s current base salary is $200,000. Mr. McDonald is also entitled to participate in any bonus plans that SkillSoft Corporation may establish for its senior executives. Either SkillSoft Corporation or Mr. McDonald may terminate the employment agreement at will for any reason upon three months’ prior notice in the case of termination by SkillSoft Corporation, or upon two months’ prior notice in the case of termination by Mr. McDonald. In addition, in the event of such a termination, Mr. McDonald’s stock options will continue to vest and be exercisable if he performs consulting services for SkillSoft Corporation of up to ten hours per week during the six months following termination.

Compensation Committee Interlocks and Insider Participation
      During the fiscal year ended January 31, 2006, the members of the Compensation Committee of the Company’s Board of Directors were Messrs. Krzywicki, Edelstein and Gross (Chair). In December 2005, Mr. Edelstein resigned from the Compensation Committee. No executive officer of the Company has served as a director or member of the compensation committee of any other entity whose executive officers served as a director or member of the Company’s Compensation Committee.
Directors’ Compensation
      At an Extraordinary General Meeting of our shareholders held on March 23, 2006, our shareholders approved an ordinary resolution pursuant to our Articles of Association that fixed the annual fees to be paid to each director who is not an employee of SkillSoft (each, an “Outside Director”) for their ordinary services as directors in each fiscal year of SkillSoft. Pursuant to such ordinary resolution, no such annual ordinary remuneration shall be paid to directors who are also employees of SkillSoft for their services as directors. Beginning with the fiscal year ending January 31, 2007, each Outside Director will be paid cash compensation as follows:

•	each Outside Director will receive an annual retainer of $30,000;

•	the chairman of each of the Audit Committee and the Compensation Committee will receive an additional annual retainer of $7,500; and

•	each Outside Director who is a member of any standing committee (a “Committee”) of the Board will receive a payment of $2,000 per Board or Committee meeting attended up to a maximum of six meetings per year (including by conference telephone) beyond regularly scheduled meetings (i.e. a maximum additional payment of $12,000), provided that only one meeting payment would be made in the event such additional meetings of the Board and one or more Committee were held on the same day.
      Any director who is in office only for a portion of a fiscal year shall only be entitled to be paid a pro-rated portion of such remuneration reflecting such portion of the year during which he held office.
      Except as described below, we have not previously paid cash compensation to any director for services as a member of the Board or Committee, other than reimbursements for expenses in attending meetings of the Board and Committees. We will continue to reimburse directors for expenses in attending meetings of the Board and Committees. On December 22, 2005, we made a one-time payment in the amount of $500,000 to Howard Edelstein, a director of SkillSoft, in recognition of Mr. Edelstein’s contributions in connection with the settlement of our litigation with NETg and our securities class action litigation. As a result of the payment to Mr. Edelstein, the Board determined that Mr. Edelstein is no longer an “independent director” as defined under Rule 4200(a)(15) of the NASDAQ Stock Market, Inc. Marketplace Rules and the Board accepted Mr. Edelstein’s resignation from each of the Compensation Committee and the Nominating and Corporate Governance Committee.
      We currently have five Outside Directors, each of whom is eligible for cash remuneration as described above: P. Howard Edelstein, Stewart K.P. Gross, James S. Krzywicki, William F. Meagher, Jr. and Dr. Ferdinand von Prondzynski. Mr. Meagher is the chair of the Audit Committee and Mr. Gross is the chair of the Compensation Committee. As such, Messrs. Meagher and Gross will each be eligible to receive the additional $7,500 retainer described above.
      We continue to grant Outside Directors compensation in the form of share options for their services as members of the Board of Directors. On initial election to the Board of Directors, each new non-employee director receives an option to purchase 25,000 ordinary shares (the “Initial Grant”) under our 2001 Outside Director Option Plan (the “Director Plan”). Each non-employee director who has been a director for at least six months receives an option to purchase 10,000 ordinary shares on January 1st of each year (the “Annual Grant”). All options granted under the Director Plan have a term of ten years and an exercise price equal to the fair market value of the ordinary shares on the date of grant. The Initial Grant becomes exercisable as to one-third of the shares subject to the option on each of the first three anniversaries of the date of grant, provided the non-employee director remains a director on such dates. The Annual Grant becomes fully exercisable on the first anniversary of the date of grant, provided the non-employee director remains a director on such date. Upon exercise of an option, the non-employee director may elect to receive his ordinary shares in the form of ADSs. After termination as a non-employee director, an optionee may exercise an option during the period set forth in his option agreement. If termination is due to death or disability, the option will remain exercisable for 12 months. In all other cases, the option will remain exercisable for a period of three months. However, an option may never be exercised later than the expiration of its ten-year term. A non-employee director may not transfer options granted under the Director Plan other than by will or the laws of descent and distribution. Only the non-employee director may exercise the option during his lifetime. In the event of our merger with or into another corporation or a sale of substantially all of our assets, the successor corporation may assume, or substitute a new option in place of, each option. If such assumption or substitution occurs, the options will continue to be exercisable according to the same terms as before the merger or sale of assets. Following such assumption or substitution, if a non-employee director is terminated other than by voluntary resignation, the option will become fully exercisable and generally will remain exercisable for a period of three months. If the outstanding options are not assumed or substituted for, the Board of Directors will notify each non-employee director that he has the right to exercise the option as to all shares subject to the option for a period of 30 days following the date of the notice. The option will terminate upon the expiration of the 30-day period. Unless terminated sooner, the Director Plan will automatically terminate in 2011. The Board of Directors has the authority to amend, alter, suspend, or discontinue the Director Plan, but no such action may adversely affect any grant previously made under the Director Plan.
      On January 1, 2006, Messrs. Meagher, Edelstein, Gross and Krzywicki and Dr. von Prondzynski were each granted an option to purchase 10,000 ordinary shares at an exercise price of $5.50 per share. Each option granted to a non-employee director was in accordance with the terms of the Director Plan described above.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The following table sets forth certain information as of March 31, 2006 with respect to the beneficial ownership of our ADSs by:

•	each person known to SkillSoft to own beneficially more than 5% of our outstanding securities;

•	each director;

•	our chief executive officer and the four most highly compensated executive officers who were serving as executive officers on January 31, 2006 (the “Named Executive Officers”); and

•	the current directors and executive officers of SkillSoft as a group.
      The number of ADSs beneficially owned by each 5% shareholder, director or executive officer is determined under rules of the SEC. Under such rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any ADSs representing the ordinary shares which the individual has the right to acquire on or before May 30, 2006 through the exercise of share options, and any reference in the footnotes to this table to shares subject to share options refers only to share options that are so exercisable. For purposes of computing the percentage of outstanding ADSs held by each person or entity, any shares which that person or entity has the right to acquire on or before May 30, 2006, are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, each person or entity has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.
      As of March 31, 2006, we had approximately 107,493,534 ordinary shares outstanding. Our shareholders may elect to hold their respective shares of our outstanding securities in the form of ordinary shares or ADSs. In addition, holders of options to purchase ordinary shares of SkillSoft may, upon exercise of their options, elect to receive such ordinary shares in the form of ADSs. The 5% shareholders, directors and executive officers identified in the following table hold their respective shares of SkillSoft outstanding securities in the form of ADSs.

	Amount and Nature of
	Beneficial Ownership

		Percentage
Name and Address of Beneficial Owner	ADSs	Owned

5% Shareholders
Columbia Wanger Asset Management, L.P.(1)	22,445,000	20.3%
Warburg, Pincus Ventures, L.P.(2)	13,279,987	12.4
Cramer Rosenthal McGlynn, LLC(3)	8,524,225	7.9
Westfield Capital Management(4)	7,743,119	7.2
Prentice Capital Management, LP(5)	6,426,015	6.0
Transamerica Investment Management, LLC(6)	4,812,950	4.5
Directors
Charles E. Moran(7)	3,040,745	2.8
Gregory M. Priest(8)	2,537,499	2.3
James S. Krzywicki(9)	153,000	*
Ferdinand von Prondzynski(10)	40,010	*
P. Howard Edelstein(11)	26,250	*
Stewart K.P. Gross(12)	26,250	*
William F. Meagher, Jr.(13)	16,000	*
Named Executive Officers
Mark A. Townsend(14)	1,419,655	1.3
Jerald A. Nine(15)	1,331,903	1.2
Thomas J. McDonald(16)	1,195,785	1.1
Colm M. Darcy (17)	342,783	*
All current directors and executive officers as a group (11 persons)	10,129,880	8.8

*	Less than 1%

(1)	On February 14, 2006, Columbia Wanger Asset Management, L.P. (“WAM”), WAM Acquisition GP, Inc. (“WAM GP”) filed Amendment No. 5 to Schedule 13G with the SEC reporting beneficial ownership and shared voting and dispositive power with respect to 22,445,000 ADSs for WAM and WAM GP, consisting of shares beneficially owned by WAM and WAM GP; the following information is reported in reliance on such filing. WAM is an Investment Adviser registered under section 203 of the Investment Advisors Act of 1940 and reports ADSs acquired on behalf of discretionary clients. The shares reported include the shares held by Columbia Acorn Trust (“Acorn”), a Massachusetts business trust that is a discretionary client of WAM. Acorn holds 17.8% of the Company’s shares. WAM GP is the general partner of WAM. WAM, WAM GP and Acorn file jointly pursuant to a Joint Filing Agreement dated February 13, 2006 among WAM, WAM GP and Acorn. The address of WAM, WAM GP and Acorn is 227 West Monroe Street, Suite 3000, Chicago, Illinois 60606.

(2)	On September 16, 2002, Warburg Pincus Ventures, L.P. (“WPV”), Warburg Pincus & Co. (“WP”) and Warburg Pincus LLC (“WP LLC”) filed a Schedule 13D with the SEC reporting beneficial ownership and shared voting and dispositive power with respect to 13,279,987 ADSs, consisting of shares beneficially owned by WPV, WP and WP LLC; the following information is reported in reliance on such filing. WP is the sole general partner of WPV. WPV is managed by WP LLC. The address for WPV is 466 Lexington Avenue, 10th Floor, New York, New York 10017-3147.

(3)	On February 14, 2006, Cramer Rosenthal McGlynn, LLC (“Cramer”) filed Amendment No. 3 to Schedule 13G with the SEC reporting beneficial ownership with respect to 8,524,225 ADSs, consisting of 3,844,650 ADSs for which Cramer has sole voting power, 4,077,450 ADSs for which Cramer has sole dispositive power, 4,338,775 ADSs for which Cramer has shared voting power and 4,446,775 ADSs for which Cramer has shared dispositive power; the following information is reported in reliance on such filing. Cramer is an Investment Adviser registered under section 203 of the Investment Advisors Act of 1940. The address of Cramer is 520 Madison Avenue, New York, New York 10022.

(4)	On February 10, 2006, Westfield Capital Management, Co., LLC (“Westfield”) filed Amendment No. 2 to Schedule 13G with the SEC reporting beneficial ownership with respect to 7,743,119 ADSs, consisting of 4,990,419 ADSs for which Westfield has sole voting power and 7,743,119 ADSs for which Westfield has sole dispositive power; the following information is reported in reliance on such filing. Westfield is an Investment Adviser registered in accordance with (S)240.13d-1(b) (1) (ii) (E). The address of Westfield is One Financial Center, Boston, Massachusetts 02111.

(5)	On February 14, 2006, Prentice Capital Management, LP (“PCM”) and Michael Zimmerman filed Amendment No. 1 Schedule 13G with the SEC reporting beneficial ownership and shared voting and dispositive power with respect to 6,426,015 ADSs, consisting of shares beneficially owned by PCM and Michael Zimmerman; the following information is reported in reliance on such filing. PCM serves as an investment manager to a number of investment funds (including Prentice Capital Partners, LP, Prentice Capital Partners QP, LP and Prentice Capital Offshore, Ltd.) and manages investments for certain entities in managed accounts with respect to which it has voting and dispositive authority over the shares reported in the Schedule 13G. Michael Zimmerman is the Managing Member of (a) Prentice Management GP, LLC, the general partner of PCM and (b) Prentice Capital GP, LLC, the general partner of certain investment funds. As such, he may be deemed to control PCM and certain of the investment funds and therefore may be deemed to be the beneficial owner of the securities reported in the Schedule 13G. Each of Michael Zimmerman and PCM disclaims beneficial ownership of all of the shares reported in this Schedule 13G. The address of the principal business office of PCM and Michael Zimmerman is 623 Fifth Avenue, 32nd Floor, New York, New York 10022.

(6)	On September 12, 2005, Transamerica Investment Management, LLC (“TIM”) filed Amendment No. 2 to Schedule 13G with the SEC reporting beneficial ownership and sole voting and sole dispositive power with respect to 4,812,950 ADSs; the following information is reported in reliance on such filing. TIM is deemed to be the beneficial owner pursuant to separate arrangements whereby TIM acts as investment adviser to certain individuals and entities. The address of TIM is 1150 S. Olive Street, Los Angeles, California 90015.

(7)	Represents 1,601,082 ADSs issuable upon exercise of share options held by Mr. Moran, 11 ADSs held by Mr. Moran’s wife, 2,367 ADSs held in a family trust of which Mr. Moran is a trustee, and 1,437,285 ADSs beneficially owned by Mr. Moran’s wife, as trustee of various trusts for the benefit of Mr. Moran’s children.

(8)	Includes 2,526,340 ADSs issuable upon exercise of share options held by Mr. Priest.

(9)	Includes 150,000 ADSs issuable upon exercise of share options held by Mr. Krzywicki.

(10)	Includes 40,000 ADSs issuable upon exercise of share options held by Dr. von Prondzynski.

(11)	Represents 26,250 ADSs issuable upon exercise of share options held by Mr. Edelstein.

(12)	Represents 26,250 ADSs issuable upon exercise of share options held by Mr. Gross.

(13)	Includes 15,000 ADSs issuable upon exercise of share options held by Mr. Meagher.

(14)	Includes 911,704 ADSs issuable upon exercise of share options held by Mr. Townsend and 59,185 ADSs beneficially owned by Mr. Townsend’s wife as trustee of the MCM Trust. Mr. Townsend disclaims beneficial ownership of the shares held in trust.

(15)	Includes 949,338 ADSs issuable upon exercise of share options held by Mr. Nine and 332,244 ADSs held by Mr. Nine’s wife as trustee of the Kimberly M. Nine Revocable Trust. Mr. Nine disclaims beneficial ownership of the shares held in trust.

(16)	Includes 1,124,512 ADSs issuable upon exercise of share options held by Mr. McDonald, 1,953 ADSs beneficially owned by Mr. McDonald’s wife, as trustee for the benefit of Mr. McDonald’s family and

3,906 owned by Mr. McDonald’s daughters. Mr. McDonald disclaims beneficial ownership of the shares held in trust and by his daughters.

(17)	Represents 342,783 ADSs issuable upon exercise of share options held by Mr. Darcy.

Equity Compensation Plan Information
      The following table provides information about the ordinary shares authorized for issuance under our equity compensation plans as of January 31, 2006.

			(b)		(c)
	(a)				Number of Shares
	Number of Shares to				Remaining Available for
	be Issued upon		Weighted-average		Future Issuance under
	Exercise of		Exercise Price of		Equity Compensation Plans
	Outstanding Options,		Outstanding Options,		(Excluding Securities
Plan Category(1)	Warrants and Rights		Warrants and Rights		Reflected in Column (a))

Equity compensation plans approved by security holders	4,531,314	(2)	$7.90	(2)	2,747,763	(3)
Equity compensation plans not approved by security holders	3,879,075	(4)	11.96		7,321,928	(5)

Total	8,410,389		9.77		10,069,691

(1)	This table excludes an aggregate of 8,020,024 ordinary shares issuable upon exercise of options that we assumed in connection with our merger with SkillSoft Corporation. The weighted average exercise price of the excluded options is $5.53 per share. We assumed the SkillSoft Corporation 1998 Stock Incentive Plan, 1999 Non-Employee Director Stock Option Plan, 2001 Stock Incentive Plan and Books24x7.com, Inc. 1994 Stock Option Plan only insofar as they related to options outstanding under the plans at the time of the merger, and we may not grant any future options under any of those plans.

(2)	Excludes ordinary shares issuable under the Company’s 2004 Employee Stock Purchase Plan in connection with the current offering period; such ordinary shares are included in column (c).

(3)	Consists of 564,513 ordinary shares reserved for issuance under the 2002 Share Option Plan (the “2002 Plan”), 1,734,500 ordinary shares reserved for issuance under the 2004 Employee Share Purchase Plan and 448,750 ordinary shares reserved for issuance under the 2001 Outside Director Plan.

(4)	Consists of 3,878,987 ordinary shares subject to outstanding options under our 1996 Supplemental Stock Plan (the “1996 Plan”) and 88 ordinary shares subject to outstanding options under the Knowledge Well Group Limited 1998 Share Option Plan (the “Knowledge Well Group 1998 Plan”).

(5)	Consists of 6,120,372 ordinary shares available for issuance under the 1996 Plan, 2 ordinary shares available for issuance under the ForeFront Group, Inc. 1996 Non-Employee Director’s Stock Option Plan (the “ForeFront 1996 Director Plan”), 342,823 ordinary shares available for issuance under the ForeFront Group, Inc. Amended and Restated 1996 Stock Option Plan (the “ForeFront 1996 Plan”), 624,462 ordinary shares available for issuance under the Knowledge Well Group 1998 Plan and 234,269 ordinary shares available for issuance under the Knowledge Well Limited 1998 Share Option Plan (the “Knowledge Well 1998 Plan”).
      A description of the material terms of the 1996 Plan, the ForeFront 1996 Director Plan, the ForeFront 1996 Plan, the Knowledge Well 1998 Plan and the Knowledge Well Group 1998 Plan is included in Note 9 to the Company’s consolidated financial statements filed as part of this Annual Report on Form 10-K for the fiscal year ended January 31, 2006 and is incorporated herein by reference.
      On March 23, 2006 at the Extraordinary General Meeting of Shareholders, our shareholders approved an amendment to the 2002 Plan increasing the number of shares reserved for issuance thereunder by 5,100,000 ordinary shares. This amendment did not increase the total number of shares that we have reserved for future grants under its equity plans. As indicated in the table above, as of January 31, 2006 under existing non-shareholder approved employee share plans, we had in excess of 5,100,000 shares currently available for future issuance. For ease of administration, and to avoid the loss of available shares under certain of the existing non-

shareholder approved plans, some of which will expire by their terms in the near future, we decided to amend such plans to reduce the number of shares available for future issuance under those plans by an aggregate of 5,100,000 shares.

Item 13.	Certain Relationships and Related Transactions
      Not applicable.

Item 14.	Principal Accountant Fees and Services
Auditors’ Fees
      The following table summarizes the fees of Ernst & Young, our registered public accounting firm, billed to us for each of the last two fiscal years.

	Fiscal Year Ended	Fiscal Year Ended
Fee Category	January 31, 2006	January 31, 2005

Audit Fees(1)	$1,492,900	$1,775,600
Audit-Related Fees(2)	15,000	27,000
Tax Fees(3)	646,900	782,500
All Other Fees(4)	0	0
	—	—

Total Fees	$2,154,800	$2,585,100

(1)	Audit fees consist of fees for the audit of our financial statements, the audit of our internal control over financial reporting as set forth in Section 404 of the Sarbanes-Oxley Act, the review of the interim financial statements in our quarterly reports on Form 10-Q, other professional services provided or accrued for in connection with statutory and regulatory filings or engagements for the fiscal years ended January 31, 2006 and January 31, 2005.

(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees.” These services relate to accounting consultations and employee benefit plan audits.

(3)	Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to preparation of original and amended tax returns and claims for refunds, accounted for $458,200 of the total tax fees billed in the fiscal year ended January 31, 2006 and $292,500 of the total tax fees billed in the fiscal year ended January 31, 2005. Tax advice and tax planning services relate to a transfer pricing analysis, tax advice, assistance with tax audits and appeals, tax advice related to mergers and acquisitions, employee benefit plans and requests for rulings or technical advice for taxing authorities.
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
      From time to time, the Audit Committee may pre-approve specified types of services that are expected to be provided to us by our registered independent public accounting firm during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.
      The Audit Committee has also delegated to the Chair of the Audit Committee the authority to approve any audit or non-audit services to be provided to us by our registered public accounting firm. Any approval of services by the Chair of the Audit Committee pursuant to this delegated authority is reported on at the next meeting of the Audit Committee.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) Documents Filed as a Part of this Report:

1. Financial Statements. The following documents are filed as Appendix B hereto and are included as part of this Annual Report on Form 10K:

Financial Statements:

Report of Independent Registered Public Accounting Firm

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

Date: April 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of SkillSoft and in the capacities and on the date set forth below.

Signature	Title	Date

/s/ CHARLES E. MORAN Charles E. Moran	President and Chief Executive Officer and Director (Principal Executive Officer)	April 13, 2006

/s/ THOMAS J. MCDONALD Thomas J. McDonald	Chief Financial Officer (Principal Financial and Accounting Officer)	April 13, 2006

/s/ GREGORY M. PRIEST Gregory M. Priest	Director	April 13, 2006

/s/ P. HOWARD EDELSTEIN P. Howard Edelstein	Director	April 13, 2006

/s/ STEWART K. P. GROSS Stewart K. P. Gross	Director	April 13, 2006

/s/ JAMES S. KRZYWICKI James S. Krzywicki	Director	April 13, 2006

/s/ FERDINAND VON PRONDZYNSKI Ferdinand von Prondzynski	Director	April 13, 2006

/s/ WILLIAM F. MEAGHER, JR William F. Meagher, Jr.	Director	April 13, 2006

APPENDIX A
SELECTED FINANCIAL DATA
      The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. This selected consolidated financial data are derived from our audited consolidated financial statements.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	January 31,	January 31,	January 31,	January 31,	January 31,
	2002	2003(1)	2004	2005	2006

	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$44,271	$101,470	$193,475	$212,300	$215,567
Cost of revenue	2,552	11,548	18,397	21,724	25,307

Gross profit	41,719	89,922	175,078	190,576	190,260
Operating expenses:
Research and development	17,698	29,104	53,627	45,575	38,985
Selling and marketing	27,602	52,691	87,532	93,486	87,764
General and administrative	7,199	17,914	27,883	25,162	25,745
Legal settlements/ (insurance recoveries)	—	—	93,750	—	(17,710)
Amortization of share-based compensation	793	1,634	1,986	1,191	892
Amortization of intangible assets	27	4,683	10,072	9,575	9,113
Impairment charge	—	250,107	—	19,268	—
Restructuring	—	14,179	1,857	13,361	641
Restatement:
SEC Investigation	—	—	1,898	2,182	1,988
Other professional fees	—	5,107	14,473	320	—

Total operating expenses	53,319	375,419	293,078	210,120	147,418

Operating (loss)/ income	(11,600)	(285,497)	(118,000)	(19,544)	42,842
Other income/ (expense), net	150	(282)	786	(692)	741
Gain/ (loss) on sale of investments, net	—	—	3,682	—	(586)
Interest income	1,811	2,288	954	1,091	1,779
Interest expense	(1)	(123)	(167)	(337)	(431)

(Loss)/ income before provision for income taxes	(9,640)	(283,614)	(112,745)	(19,482)	44,345
Provision for income taxes	—	383	529	631	9,130

Net (loss)/ income	$(9,640)	$(283,997)	$(113,274)	$(20,113)	$35,215

Net income/ (loss) per share(2):
Basic and dilutive (loss)/ income per share	$(0.27)	$(4.40)	$(1.13)	$(0.19)	$0.34

Basic weighted average shares outstanding	35,324	64,472	100,115	105,134	102,473

Diluted weighted average shares outstanding	35,324	64,472	100,115	105,134	103,352

A-1

	As of	As of	As of	As of	As of
	January 31,	January 31,	January 31,	January 31,	January 31,
	2002	2003	2004	2005	2006

	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$68,946	$125,031	$61,340	$54,927	$73,339
Working capital (deficit)	48,650	31,822	(49,115)	(46,754)	(8,248)
Long-term investments & other assets	13,814	1,132	390	9,003	966
Total assets	153,458	378,137	342,378	303,497	299,902
Stockholders’ equity	113,750	191,087	85,758	84,919	102,272

(1)	The statement of operations data for the year ended January 31, 2003 includes the operating results of SkillSoft PLC for the post-September 6, 2002 period.

(2)	See Note 2(e) of the Notes to the Consolidated Financial Statements for the determination of shares used in computing basic and diluted net loss per common share.

A-2

APPENDIX B
FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholders of SkillSoft Public Limited Company:
      We have audited the accompanying consolidated balance sheets of SkillSoft Public Limited Company as of January 31, 2005 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income/ (loss), and cash flows for each of the three years in the period ended January 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SkillSoft Public Limited Company at January 31, 2005 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2006, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SkillSoft Public Limited Company’s internal control over financial reporting as of January 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 10, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG, LLP
Boston, Massachusetts
April 10, 2006

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 31,

	2005	2006

	(In thousands
	except share data
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$34,906	$51,937
Short-term investments	20,021	21,402
Accounts receivable, less reserves of approximately $1,383 and $787 as of January 31, 2005 and 2006, respectively	87,030	85,681
Prepaid expenses and other current assets	22,659	22,006
Restricted cash	994	5,039

Total current assets	165,610	186,065
Property and equipment, at cost:
Computer equipment	23,900	29,341
Furniture and fixtures	2,142	2,128
Leasehold improvements	1,559	1,615

	27,601	33,084
Less — accumulated depreciation and amortization	18,464	22,853

	9,137	10,231
Intangible assets:
Acquired intangible assets, net	16,171	8,711
Goodwill	103,576	93,929

	119,747	102,640
Long-term investments	8,943	230
Other assets	60	736

Total assets	$303,497	$299,902

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,361	$3,819
Accrued expenses	66,995	53,795
Deferred revenue	140,008	136,699

Total current liabilities	212,364	194,313
Long term liabilities	6,214	3,317
Commitments and Contingencies (Note 8)
Stockholders’ equity:
Ordinary Shares, € 0.11 par value — Authorized — 250,000,000 shares 106,207,818 and 107,344,243 issued at January 31, 2005 and January 31, 2006, respectively and 105,764,061 and 100,810,359 outstanding at January 31, 2005 and January 31, 2006, respectively	11,617	11,773
Additional paid-in capital	559,052	562,052
Treasury stock, at cost, 443,757 and 6,533,884 ordinary shares at January 31, 2005 and January 31, 2006, respectively	(2,523)	(24,524)
Accumulated deficit	(481,029)	(445,814)
Deferred compensation	(1,358)	(465)
Accumulated other comprehensive loss	(840)	(750)

Total stockholders’ equity	84,919	102,272

Total liabilities and stockholders’ equity	$303,497	$299,902

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended January 31,

	2004	2005	2006

	(In thousands, except per share data)
Revenue	$193,475	$212,300	$215,567
Cost of revenue(1)	18,397	21,724	25,307

Gross profit	175,078	190,576	190,260
Operating expenses:
Research and development(1)	53,627	45,575	38,985
Selling and marketing(1)	87,532	93,486	87,764
General and administrative(1)	27,883	25,162	25,745
Legal settlements/ (insurance recoveries)	93,750	—	(17,710)
Amortization of share-based compensation(1)	1,986	1,191	892
Amortization of intangible assets	10,072	9,575	9,113
Impairment charge	—	19,268	—
Restructuring	1,857	13,361	641
Restatement:
SEC investigation	1,898	2,182	1,988
Other professional fees	14,473	320	—

Total operating expenses	293,078	210,120	147,418

Operating (loss)/income	(118,000)	(19,544)	42,842
Other income/(expense), net	786	(692)	741
Gain/(loss) on sale of assets, net	3,682	—	(586)
Interest income	954	1,091	1,779
Interest expense	(167)	(337)	(431)

(Loss)/income before provision for income taxes	(112,745)	(19,482)	44,345
Provision for income taxes	529	631	9,130

Net (loss)/income	$(113,274)	$(20,113)	$35,215

Net (loss)/income per share:
Basic and diluted (loss)/income per share	$(1.13)	$(0.19)	$0.34

Basic weighted average shares outstanding	100,115	105,134	102,473

Diluted weighted average shares outstanding	100,115	105,134	103,352

(1)	The following summarizes the departmental allocation of the amortization of stock-based compensation (in thousands):

	2004	2005	2006

Cost of revenue	$4	$—	$—
Research and development	772	266	187
Selling and marketing	446	879	674
General and administrative	764	46	31

	$1,986	$1,191	$892

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands except share and per share data)

						Notes	Accumulated
	Ordinary Shares		Additional			Receivable	Other	Total	Total
	Number of	€0.11 Par	Paid-In	Accumulated	Deferred	from	Comprehensive	Stockholders’	Comprehensive
	Shares	Value	Capital	Deficit	Compensation	Stockholders	Income	Equity	Loss

BALANCE, JANUARY 31, 2003	99,598,146	$10,737	$530,929	$(347,642)	$(4,345)	$(58)	$1,466	$191,087	$
Exercise of stock options	1,530,657	201	4,936	—	—	—	—	5,137	—
Issuance of common stock — settlement of IP Learn litigation	100,000	13	487	—	—	—	—	500	—
Issuance of common stock under employee stock purchase plan	628,911	80	2,096	—	—	—	—	2,176	—
Deferred compensation — reversal of unearned compensation related to employee terminations	—	—	(229)	—	229	—	—	—	—
Amortization of deferred compensation	—	—	—	—	1,986	—	—	1,986	—
Deferred compensation — amended stock option grants	—	—	274	—	(274)	—	—	—	—
Repayment of note receivable	—	—	—	—	—	58	—	58	—
Unrealized (losses) on marketable securities	—	—	—	—	—	—	(1,713)	(1,713)	$(1,713)
Translation adjustment	—	—	—	—	—	—	(199)	(199)	(199)
Net loss	—	—	—	(113,274)	—	—	—	(113,274)	(113,274)

Comprehensive net loss for the year ended January 31, 2004									$(115,186)

BALANCE, JANUARY 31, 2004	101,857,714	$11,031	$538,493	$(460,916)	$(2,404)	$—	$(446)	$85,758

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME/(LOSS)
(In thousands except share and per share data)

									Accumulated
	Ordinary Shares			Treasury Stock				Notes	Other
			Additional					Receivable	Comprehensive	Total	Total
	Number of	€0.11 Par	Paid-In	Number		Accumulated	Deferred	from	Income	Stockholders’	Comprehensive
	Shares	Value	Capital	of Shares	Cost	Deficit	Compensation	Stockholders	(Loss)	Equity	Loss

BALANCE, JANUARY 31, 2004	101,857,714	$11,031	$538,493	—	$—	$(460,916)	$(2,404)	$—	$(446)	$85,758	$
Exercise of stock options	3,816,626	514	17,436	—	—	—	—	—	—	17,950	—
Issuance of common stock under employee stock purchase plan	533,478	72	2,978	—	—	—	—	—	—	3,050	—
Purchase of treasury stock	—	—	—	443,757	(2,523)	—	—	—	—	(2,523)	—
Amortization of deferred compensation	—	—	145	—	—	—	1,046	—	—	1,191	—
Unrealized (losses)/gains on marketable securities	—	—	—	—	—	—	—	—	(133)	(133)	$(133)
Translation adjustment	—	—	—	—	—	—	—	—	(261)	(261)	(261)
Net loss	—	—	—	—	—	(20,113)	—	—	—	(20,113)	(20,113)

Comprehensive net loss for the year ended January 31, 2005											$(20,507)

BALANCE, JANUARY 31, 2005	106,207,818	$11,617	$559,052	443,757	(2,523)	$(481,029)	$(1,358)	$—	$(840)	$84,919

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME/(LOSS) — (Continued)
(In thousands except share and per share data)

									Accumulated
				Treasury Stock				Notes	Other
	Ordinary Shares		Additional					Receivable	Comprehensive	Total	Total
	Number of	€0.11 Par	Paid-In	Number of		Accumulated	Deferred	from	Income	Stockholders’	Comprehensive
	Shares	Value	Capital	shares	Cost	Deficit	Compensation	Stockholders	(Loss)	Equity	Loss

BALANCE, JANUARY 31, 2005	106,207,818	$11,617	$559,052	443,757	$(2,523)	$(481,029)	$(1,358)	$—	$(840)	$84,919	$
Exercise of stock options	370,930	51	797	—	—	—	—	—	—	848	—
Issuance of common stock under employee stock purchase plan	765,495	105	2,105	—	—	—	—	—	—	2,210	—
Stock option modification	—	—	89	—	—	—	—	—	—	89	—
Tax Benefit — Non- qualified stock options	—	—	9	—	—	—	—	—	—	9	—
Purchase of treasury stock	—	—	—	6,090,127	(22,001)	—	—	—	—	(22,001)	—
Amortization of deferred compensation	—	—	—	—	—	—	893	—	—	893	—
Unrealized gains on marketable securities	—	—	—	—	—	—	—	—	44	44	$44

Translation adjustment		—	—	—	—	—	—	—	46	46	46
Net income	—	—	—	—	—	35,215	—	—	—	35,215	35,215

Comprehensive net income for the year ended January 31, 2006											$35,305

BALANCE, JANUARY 31, 2006	107,344,243	$11,773	$562,052	6,533,884	(24,524)	$(445,814)	$(465)	$—	$(750)	$102,272

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended January 31,

	2004	2005	2006

	(In thousands)
Cash flows from operating activities:
Net (loss)/ income	$(113,274)	$(20,113)	$35,215
Adjustments to reconcile net (loss)/ income to net cash (used in)/ provided by operating activities —
Stock-based compensation	2,486	1,191	981
Depreciation and amortization	9,329	4,779	5,224
Impairment charge	—	19,268	—
Amortization of intangible assets	10,072	9,575	9,113
Provision/ (recovery) for bad debts	459	335	(593)
Provision for income tax — non-cash	—	326	7,922
Realized (loss)/ gain on sale of assets, net	(3,682)	—	586
Changes in current assets and liabilities, net of acquisitions
Accounts receivable	(5,149)	(14,062)	784
Prepaid expenses and other current assets	(6,632)	2,406	407
Accounts payable	(4,181)	(1,220)	(1,935)
Accrued expenses (includes long-term)	45,887	(40,858)	(12,859)
Deferred revenue	23,522	4,743	(2,693)

Net cash (used in)/ provided by operating activities	(41,163)	(33,630)	42,152
Cash flows from investing activities:
Purchases of property and equipment	(3,643)	(7,594)	(6,423)
Capitalized software development costs	—	—	(1,652)
Purchase of investments	(92,614)	(52,456)	(20,048)
Maturity of investments	137,786	42,063	27,219
Sales of short-term investments	6,119	—	—
(Designation)/ release of restricted cash, net	(25,981)	24,943	(4,045)
Net cash used for a business combination	(5,187)	—	—
Decrease in other assets	409	—	—

Net cash provided by/ (used in) investing activities	16,889	6,956	(4,949)
Cash flows from financing activities:
Exercise of stock options	5,137	17,950	848
Proceeds from employee stock purchase plan	2,176	3,050	2,210
Repayment of note receivable	58	—	—
Purchase treasury stock	—	(2,523)	(22,001)

Net cash provided by/ (used in) financing activities	7,371	18,477	(18,943)
Effect of exchange rate changes on cash and cash equivalents	5,551	1,174	(1,229)

Net (decrease)/ increase in cash and cash equivalents	(11,352)	(7,023)	17,031
Cash and cash equivalents, beginning of year	53,281	41,929	34,906

Cash and cash equivalents, end of year	$41,929	$34,906	$51,937

Supplemental disclosure of cash flow information:
Cash paid for interest	$167	$337	$431
Cash paid for income taxes	781	200	1,375
Supplemental disclosure of cash flows related to acquisitions (see Note 3):
Fair value of assets acquired, excluding cash	$5,438	$—	$—
Payments in connection with the acquisition, net of cash acquired	(5,187)	—	—
Issuance of common stock and assumption of common stock options	—	—	—

Liabilities assumed	$251	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation
      SkillSoft PLC, (the Company or SkillSoft), was incorporated in Ireland on August 8, 1989. The Company is a leading provider of comprehensive e-learning content and technology products for businesses and information technology (IT) professionals within global enterprises. SkillSoft PLC is the result of a merger between SmartForce PLC and SkillSoft Corporation on September 6, 2002 (the Merger).

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
      The pricing for the Company’s product licenses varies based on the the content offering selected by the customer, the number of users within the customer’s organization and the length of the license agreement. Our product licenses provide customers access to a full range of learning products including courseware, Referenceware, simulations, mentoring and prescriptive assessment.
      A Referenceware license gives users access to a full Referenceware library within one or more Referenceware collections (examples of which include: ITPro, BusinessPro, FinancePro, EngineeringPro, GovEssential and OfficeEssentials) from Books24x7.com, Inc. (Books). The pricing for the Company’s

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Referenceware licenses varies based on the collections specified by a customer, the number of users within the customer’s organization and the length of the license agreement.
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
      The Company recognizes revenue ratably over the license period if the number of courses that a customer has access to is not clearly defined, available, or selected at the inception of the contract, or if the contract has additional undelivered elements for which the Company does not have vendor specific objective evidence (VSOE) of the fair value of the various elements. This may occur if the customer does not specify all licensed courses at the outset, the customer chooses to wait for future licensed courses on a when and if available basis, the customer is given exchange privileges that are exercisable other than on the contract anniversaries, or the customer licenses all courses currently available and to be developed during the term of the arrangement. Nearly all of the Company’s contractual arrangements are recognized on a subscription or straight-line basis over the period of service.
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
      The Company records reimbursable out-of-pocket expenses in both revenues and as a direct cost of revenues, as applicable, in accordance with Emerging Issues Task Force (EITF) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred” (“EITF 01-14”).
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
      SkillSoft contracts often include an uptime guarantee for solutions hosted on the Company’s server whereby customers would be entitled to credits in the event of nonperformance. The Company also retains the right to remedy any nonperformance event prior to issuing a credit. Historically, the Company has not incurred substantial costs relating to this guarantee and the Company currently accrues for such costs as they are incurred. The Company reviews these costs on a regular basis as actual experience and other information becomes available; and should they become more substantial, the Company would accrue an estimated exposure and consider the potential related effects of the timing of recording revenue on its license arrangements. The Company has not accrued any costs related to these warranties in the accompanying consolidated financial statements.

(d)	Deferred Commissions
      The Company employs an accounting policy consistent with guidance provided by FASB Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts” and SEC Staff Accounting Bulletin 104, “Revenue Recognition,” related to the concept of a direct and incremental relationship between revenue and expense. As such, the Company defers the recognition of commission expense until such time as the revenue related to the contract for which the commission was paid is recognized. Unamortized commissions expense is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

(e)	Net Income/ (Loss) Per Share
      Basic and diluted net (loss)/ income per common share was determined by dividing net (loss)/ income by the weighted average common shares outstanding during the period. In fiscal 2004 and 2005 basic and diluted net loss per share is the same, as outstanding common stock options and warrants are anti-dilutive as the Company recorded a net loss for those periods.
      The reconciliation of basic and diluted net shares is as follows (in thousands):

	Year Ended January 31,

	2004	2005	2006

Basic weighted average shares outstanding	100,120	105,134	102,473
Effect of diluted shares outstanding	—	—	879
Less weighted average unvested restricted common shares outstanding	(5)	—	—

Diluted weighted average common shares outstanding	100,115	105,134	103,352

      The following share equivalents have been excluded from the computation of diluted weighted average shares outstanding as of January 31, 2004, 2005 and 2006, respectively, as they would be anti-dilutive.

	Year Ended January 31,

	2004	2005	2006

Options outstanding	23,036,822	18,976,502	9,857,947

(f)	Foreign Currency Translation
      Assets and liabilities of the foreign subsidiaries are translated in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation.” The reporting currency for the

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company is the U.S. dollar (dollar). The functional currency of the Company’s subsidiaries in the United States, Ireland, the United Kingdom, Canada, Germany, Australia, the Netherlands, Sweden, Norway, Denmark, France, New Zealand and Singapore are the currencies of those countries. The functional currency of the Company’s subsidiaries in the Commonwealth of the Bahamas and the Grand Cayman is the U.S. dollar. In accordance with SFAS No. 52, assets and liabilities are translated to the U.S. dollar from the local functional currency at current exchange rates, and income and expense items are translated to the U.S. dollar using the average rates of exchange prevailing during the year. Gains and losses arising from translation are recorded in other comprehensive income (loss) as a separate component of stockholders’ equity. Currency gains or losses on transactions denominated in a currency other than an entity’s functional currency are recorded in the results of the operations. (Losses)/gains arising from transactions denominated in foreign currencies were approximately $581,000, ($803,000) and $410,000 for the years ended January 31, 2004, 2005 and 2006, respectively, and are included in other income (expense), net in the accompanying consolidated statements of operations.

(g)	Cash, Cash Equivalents, Restricted Cash, Short-term Investments, and Long-term Investments
      The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. At January 31, 2005 and January 31, 2006, cash equivalents consisted mainly of commercial paper, short-term notes and money market funds. The Company holds cash in investments to secure certain facility leases and to secure funds to defend named former and current executives and board members of SmartForce PLC for actions arising out of the SEC investigation to be restricted cash. At January 31, 2006 the Company had approximately $4.1 million of restricted cash, which is held voluntarily to defend named former and current executives and board members of SmartForce PLC for actions arising out of the SEC investigation and litigation related to the 2002 securities class action and approximately $0.9 million, which is legally required to be held as part of certain facilities leases.
      The Company accounts for certain investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115). Under SFAS No. 115, securities that the Company does not intend to hold to maturity are reported at market value, and are classified as available-for-sale. At January 31, 2005 and 2006, the Company’s investments were classified as available for sale and had an average maturity of approximately 180 and 64 days, respectively.
      Cash and cash equivalents, available for sale short-term investments and long-term investments as of January 31, 2005 and 2006, respectively, were as follows (in thousands).

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2005

			Gross	Gross
	Contracted		Unrealized	Unrealized
Description	Maturity	Cost	Gains	Losses	Fair Value

Cash and cash equivalents:
Cash	N/A	$28,238	$—	$—	$28,238
Commercial paper	0-3 months	3,592	—	—	3,592
Federal agency notes	0-3 months	1,999	—	—	1,999
Money market funds	0-3 months	1,077	—	—	1,077

		34,906	—	—	34,906
Short-term investments:
Commercial paper	4-12 months	8,897	—	(4)	8,893
Federal agency notes	4-12 months	6,986	—	(14)	6,972
Corporate debt securities	4-12 months	4,178	—	(22)	4,156

		20,061	—	(40)	20,021
Long-term investments:
Federal agency notes	13-24 months	5,428	—	(36)	5,392
Corporate debt securities	13-24 months	3,341	—	(21)	3,320
Public equity securities	N/A	181	50	—	231

		8,950	50	(57)	8,943

		$63,917	$50	$(97)	$63,870

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2006

			Gross	Gross
	Contracted		Unrealized	Unrealized
Description	Maturity	Cost	Gains	Losses	Fair Value

Cash and cash equivalents:
Cash	N/A	$25,692	$—	$—	$25,692
Commercial paper	0-3 months	18,090	—	(3)	18,087
Federal agency notes	0-3 months	—	—	—	—
Money market funds	0-3 months	8,158	—	—	8,158

		51,940	—	(3)	51,937
Short-term investments:
Commercial paper	4-12 months	2,371	—	(1)	2,370
Federal agency notes	4-12 months	10,879	—	(29)	10,850
Corporate debt securities	4-12 months	8,201	—	(19)	8,182

		21,451	—	(49)	21,402
Long-term investments:
Public equity securities	N/A	181	49	—	230

		181	49	—	230
			—	—
		$73,572	$49	$(52)	$73,569

(h)	Depreciation and Amortization
      The Company records depreciation and amortization by charges to operations in amounts estimated to allocate the cost of property and equipment over their estimated useful lives, on a straight-line basis using the half year convention, as follows:

Estimated Useful Lives

Computer equipment	2-3 years
Furniture and fixtures	5 years
Leasehold improvements	Lesser of:
7 years or life of lease
      Repairs and maintenance are expensed as incurred.

(i)	Research and Development Expenses
      The Company expenses all research and development costs, which include course content development fees, to operations as incurred, except for costs of internally developed or externally purchased software that qualify for capitalization. SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed” (SFAS No. 86), requires the capitalization of certain computer software development costs incurred after technological feasibility is established given the Company’s operations, once technological feasibility of a software product has been established, the additional development costs incurred to bring the product to a commercially acceptable level has not been and is not expected to be significant. The Company capitalized software development costs related to new products SkillSoft Dialogue and SkillView in fiscal 2006.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Capitalized software development costs, net of accumulated amortization were approximately $4.8 million and $10.1 million as of January 31, 2006 and January 31, 2005, respectively. The Company recognized approximately $7.0 million, $6.9 million and $6.8 million of amortization expense related to capitalized software development costs in the fiscal years ended January 31, 2006, 2005 and 2004, respectively.
      The Company enters into agreements with content providers for published content, the Company’s policy is to expense these costs to research and development upon receipt of content.

(j)	Other Comprehensive Income
      SFAS No. 130, “Reporting Comprehensive Income” (SFAS No. 130) requires disclosure of all components of comprehensive income/(loss) on an annual and interim basis. Comprehensive income/(loss) is defined as the change in equity of a business enterprise during a period from transactions, other events and circumstances from non-owner sources. The components of accumulated comprehensive income/(loss) as of January 31, 2005 and 2006 are as follows (in thousands):

	Year Ended
	January 31,

	2005	2006

Unrealized holding gains/ (losses)	$(59)	$(15)
Foreign currency adjustment	(781)	(735)

Total accumulated other comprehensive income (loss)	$(840)	$(750)

(k)	Fair Value of Financial Instruments
      Financial instruments consist mainly of cash and cash equivalents, investments, restricted cash, accounts receivable and accounts payable. The Company determines fair value for short-term and long-term investments based on quoted market values. The carrying amounts of accounts receivable is net of an allowance for doubtful accounts, which is based on historical collections and known credit risks.

(l)	Concentrations of Credit Risk and Off-Balance-Sheet Risk
      For the years ended and as of January 31, 2004, 2005 and 2006, no customers individually comprised greater than 10% of total revenue or accounts receivable.
      The Company performs continuing credit evaluations of its customers’ financial condition and generally does not require collateral.
      The Company has no significant off-balance-sheet or concentration of credit risks such as foreign exchange contracts, option contracts or other foreign hedging arrangements.
      The Company’s cash, cash equivalents and investments are subject to the guidelines of the Company’s investment policy. The primary objective of the policy with regard to the Company’s portfolio is to provide with minimal risk as high a level of current income as is consistent with the preservation of capital and the maintenance of liquidity. Approved Instruments include U.S. Government and Agency securities as well as fixed income instruments rated AAA, A1/P1 or better.

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

(n)	Amortization and Impairment of Goodwill and Intangible Assets
      The Company records intangible assets at historical costs. The Company amortizes its intangible assets including customer contracts and internally developed software. The Company reviews intangible assets subject to amortization at least annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in remaining useful life. Conditions that would indicate an impairment and trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, or an adverse action or assessment by a regulator. In addition, the Company reviews its indefinite-lived intangible assets at least annually for impairment and reassesses their classification as indefinite-lived assets.
      The Company tests goodwill during the fourth quarter of each year for impairment, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist. When conducting its annual goodwill impairment test, the Company utilizes the two-step approach prescribed under FASB Statement No. 142, “Goodwill and Other Intangible Assets.”

(o)	Restructuring Charges
      The Company accounts for its restructuring activities under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 states that a liability related to and exit or disposal activity should be recognized at fair value in the period in which it is incurred. Costs covered by SFAS 146 include, but are not limited to, the following: (1) one-time involuntary termination benefits provided to employees under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or a deferred compensation contract, (2) certain contract termination costs, including operating lease termination costs and (3) other associated costs. As such, when the Company identifies restructuring charges that fulfill the requirements identified in SFAS 146 as incurred, it records the charges in its statement of operations.

(p)	Advertising Costs
      Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expenses amounted to approximately $971,000, $975,000, and $515,000 for the fiscal years ended January 31, 2004, 2005 and 2006, respectively.

(q)	Government Grants
      The Company has entered into grant agreements with government agencies to employ additional personnel. Conditions of employment are attached to these grant agreements. Government grants are recorded when there is reasonable assurance that the Company has complied with, and will continue to comply with, all conditions necessary to obtain the grants. In connection with the reduction in workforce resulting from the Merger and subsequent restructuring, the Company did not fulfill all the obligations associated with certain

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
grants, and therefore, reflected grants subject to refund as a liability in the accompanying consolidated balance sheet. As of January 31, 2005 and 2006, there was $1.8 million and $0 of grants subject to repayment, respectively, which are included in accrued liabilities on the consolidated balance sheet. At January 31, 2006, the Company had repaid all outstanding grants subject to refund.

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
      SFAS No. 123 requires the measurement of the fair value of stock options to employees to be included in the statements of operations or disclosed in the notes to financial statements. The Company elected the disclosure-only alternative under SFAS No. 123, which requires disclosure of the pro forma effects on earnings as if the fair-value-based method of accounting under SFAS No. 123 had been adopted, as well as certain other information. In accordance with SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS No. 148), the Company has provided the pro forma disclosures required under SFAS No. 123 for options granted using the Black-Scholes option-pricing model prescribed by SFAS No. 123. The weighted average information and assumptions used for the grants were as follows:

	Year Ended January 31,

	2004	2005	2006

Risk-free interest rates	2.84- 3.96%	3.31-4.35%	3.86-4.48%
Expected dividend yield	—	—	—
Volatility factor	96%	86%	67%
Expected lives	7 years	7 years	7 years
Weighted average fair value of options granted	$3.50	$8.78	$2.78
Weighted average remaining contractual life of options outstanding	7.6 years	6.79 years	5.99 years
      For shares purchased under the 2004 Employee Share Purchase Plan (ESPP), the Company uses a Black-Scholes option-pricing model, with the following assumptions. In valuing the ESPP, the Company used an assumed risk-free interest rate of 3.09% — 3.79% for fiscal 2006, 1.01% — 1.76% for fiscal 2005 and 1.24% for fiscal 2004. The Company also used an expected volatility factor of 49% for fiscal 2006, 50% for fiscal 2005 and 90% for fiscal 2004, and an expected life of six months, with the assumption that dividends will not be paid.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Had compensation expense for its plans been determined consistent with SFAS No. 123, the Company’s net income/(loss) and basic and diluted net income/(loss) per share would have been increased to the following pro forma amounts (in thousands, except per share data):

	Year Ended January 31,

	2004	2005	2006(1)

Net (loss)/ income —
As reported	$(113,274)	$(20,113)	$35,215
Add: Share-based employee compensation expense recognized under APB No. 25	1,986	1,191	893
Less: Total share-based employee compensation expense determined under fair value based method for all awards under the employee share option plan	(20,885)	(24,474)	(24,551)
Less: Total share-based employee compensation expense determined under fair value based method for all awards under the ESPP	(1,296)	(1,019)	(753)

Pro forma net income/ (loss)	$(133,469)	$(44,415)	$10,804

Basic and diluted net loss per share —
As reported	$(1.13)	$(0.19)	$0.34

Pro forma	$(1.33)	$(0.42)	$0.11

Because additional option grants are expected to be made in future periods, the above pro forma disclosures may not be representative of results for future periods. We currently expect to incur approximately $3.1 million and $0.2 million in fiscal 2007 and fiscal 2008, respectively, for the future compensation cost for unvested awards as of January 31, 2006.

(1)	Fiscal 2006 total share-based compensation expense determined under fair value based method for all awards included approximately $9.1 million as a result of the acceleration of vesting of all previously outstanding unvested share options previously awarded to employees (excluding unvested share options held by executive officers and directors). The acceleration of vesting was effected in order to avoid a negative impact to the Company’s income statement upon adoption of SFAS 123R in fiscal 2007.

(s)	Recent Accounting Pronouncements
      On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123. Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in SFAS 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee share options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.
      Statement 123(R) is effective for the first quarter of the first fiscal year that begins after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company adopted Statement 123(R) on February 1, 2006.
      Statement 123(R) permits public companies to adopt its requirements using one of two methods:
      1. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date; or
      2. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
      The Company has determined to utilize the “modified prospective” method in adopting SFAS 123(R).
      The Company currently anticipates recognizing between $3.0 million and $4.0 million in the fiscal year ending January 31, 2007 and approximately $0.2 million in the fiscal year ending January 31, 2008 of compensation expense related to unvested share options currently held by executive officers and directors as a result of adopting SFAS 123(R). Compensation expense could be increased to the extent additional share options are granted in the future.
      Had the Company adopted SFAS 123(R) in prior fiscal years, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income/ (loss) and earnings per share in Note 2(r).
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

(t)	Prior Year Financial Statement Reclassifications
      To conform with the current year presentation, $787,000 and $784,000 of interest income, net for the fiscal years ended January 31, 2004 and 2005, respectively, was reclassified as interest income of $954,000 and $1,091,000 and interest expense of $167,000 and $337,000 in the fiscal years ended January 31, 2004 and 2005, respectively.

(3)	Acquisitions
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

(4)	Special Charges

(a)	Merger and Exit Costs
      In connection with a merger between SmartForce PLC and SkillSoft Corporation on September 6, 2002 (the Merger), the Company’s management effected a restructuring to eliminate redundant facilities and headcount, reduce cost structure and better align the Company’s operating expenses with existing economic conditions. Pursuant to this restructuring, the Company recorded $30.3 million of costs in 2002 relating to exiting activities of pre-Merger SmartForce PLC such as severance and related benefits, costs to vacate leased facilities and other pre-Merger liabilities. These costs were accounted for under EITF 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations.” These costs, which were recognized as a liability assumed in the purchase business combination, were included in the allocation of the purchase price and increased goodwill.
      The reductions in employee headcount totaled approximately 632 employees from the administrative, sales, marketing and development functions, and amounted to a liability of approximately $14.5 million in 2002. Approximately $13.3 million was paid out against the exit plan accrual through January 31, 2006, and the remaining amount of $1.2 million, net of adjustments for foreign currency translation, is expected to be paid by the end of fiscal 2007.
      In connection with the exit plan, the Company abandoned or downsized certain leased facilities resulting in a facilities consolidation liability of $12.7 million as of January 31, 2003, consisting of sublease losses, broker commissions and other facility costs. As part of the plan, 11 sites were vacated and 4 sites were downsized. To determine the sublease loss, which is the loss after the Company’s estimated cost recovery efforts from subleasing vacated space, certain assumptions were made related to the (1) time period over which the property will remain vacant, (2) sublease terms and (3) sublease rates. The lease loss is an estimate under SFAS No. 5 “Accounting for Contingencies” (SFAS No. 5). In the year ended January 31, 2004, the Company revised certain of its estimates made in connection with the original purchase price pertaining to unoccupied facilities under lease as a result of the Merger. This adjustment to the exit plan accrual fell within the one year purchase price allocation period prescribed by SFAS No. 141 “Business Combinations” (SFAS No. 141). In the fiscal years ended January 31, 2005 and 2006, the Company again revised certain of its estimates made in connection with the original purchase price pertaining to unoccupied facilities under lease as a result of the Merger. This adjustment to the exit accrual fell outside the one year purchase price allocation period and was charged to restructuring and is included in the statement of operations. The net present value of the obligation under this exit plan, as adjusted, was approximately $15.3 million, of which $3.5 million remains.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Activity in the Company’s merger and exit costs, which are included in accrued expenses (see Note 13) and long-term liabilities, was as follows (in thousands):

	Employee
	Severance and	Closedown
	Related Costs	of Facilities	Other	Total

Merger and exit accrual, January 31, 2004	$2,831	$9,073	$484	$12,388

Long-term obligation	$—	$5,469	$—	$5,469
Current obligation	$2,831	$3,604	$484	$6,919
Payments made during the year ended January 31, 2005	(925)	(3,228)	(210)	(4,363)
Adjustments to accrual during the year ended January 31, 2005	49	707	60	816

Merger and exit accrual, January 31, 2005	$1,955	$6,552	$334	$8,841

Long-term obligation	$—	$4,022	$—	$4,022
Current obligation	$1,955	$2,530	$334	$4,819
Payments made during the year ended January 31, 2006	(316)	(3,275)	(110)	(3,701)
Reversal without utilization to accrual during the year ended January 31, 2006	(453)	—	(55)	(508)
Adjustments to accrual during the year ended January 31, 2006	—	180	—	180

Merger and exit accrual, January 31, 2006	$1,186	$3,457	$169	$4,812

Long-term obligation	$—	$1,602	$—	$1,602
Current obligation	$1,186	$1,855	$169	$3,210
      Other merger accruals primarily include payments under operating equipment leases.
      The Company anticipates that the remainder of the merger and exit accrual will be paid out by October 2011 as follows (in thousands):

Year Ended January 31, 2007	$3,210
Year Ended January 31, 2008	551
Year Ended January 31, 2009	493
Year Ended January 31, 2010	518
Thereafter	40

Total	$4,812

(b)	Restructuring
      The Company recorded a $14.2 million restructuring charge during the fiscal year ended January 31, 2003, which was included in the statement of operations. Approximately $10.2 million of this charge represented the compensation cost of terminated SmartForce PLC employees for services rendered from the date of the Merger through such employees’ termination dates and certain other compensation costs to terminated and continuing employees of the Company. Also included in the $14.2 million charge are certain other one time costs incurred by SkillSoft Corporation as a result of the Merger. These costs primarily consist of employee severance and related costs and contractual obligations. Payments made under these obligations

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
during the years ended January 31, 2004, 2005 and 2006 aggregated approximately $2.6 million, $100,000, and $0, respectively.
      The Company recorded a $13.4 million restructuring charge for the fiscal year ended January 31, 2005, which was included in the statement of operations. Approximately $9.8 million of this charge represented contractual obligations (including $350,000 related to Retail Certification), $3.4 million represented the compensation cost of terminated employees, which included 131 employees in our research and development function and 41 employees in our sales function, for services rendered from the date of the restructuring through termination dates and one time severance payouts (including $353,000 related to Retail Certification) and approximately $400,000 was related to the write-down of fixed assets rendered obsolete as a result of the restructuring activities.
      During the fiscal year ended January 31, 2006 the Company revised certain of its estimates made in connection to the previous restructurings related to both contractual obligations and employee severance and related costs.
      Activity in the Company’s restructuring accrual was as follows (in thousands):

	Employee
	Severance and	Contractual
	Related Costs	Obligations	Total

Total restructuring accrual as of January 31, 2004	$—	$84	$84
Payments and write downs made during the year ended January 31, 2005	(2,932)	(617)	(3,549)
Restructuring charge for year ended January 31, 2005	3,556	9,277	12,833

Total restructuring accrual as of January 31, 2005	624	8,744	9,368
Payments and write downs made during the year ended January 31, 2006	(968)	(6,874)	(7,842)
Restructuring charge for year ended January 31, 2006	344	117	461

Total restructuring accrual as of January 31, 2006	$—	$1,987	$1,987

      The net restructuring charges for the fiscal years ended January 31, 2004, 2005 and 2006 would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities (in thousands):

	Year	Year	Year
	Ended	Ended	Ended
	January 31,	January 31,	January 31,
	2004	2005	2006

Research and development	$126	$11,510	$5
Selling and marketing	643	846	394
General and administrative	1,088	477	62

Total	$1,857	$12,833	$461

(c)	SEC investigation and Other Professional Fees
      Consistent with the Company’s accounting policy and historical treatment regarding annual audit fees, the Company accrued the estimated audit fees related to the restatement of the historical SmartForce PLC financial statements, the acquired business, in the year ended January 31, 2003. All other costs associated with the restatement, the resulting SEC investigation, and the 2002 shareholder class action lawsuit are expensed as the work is performed. For the fiscal years ended January 31, 2004, 2005 and 2006, the Company recorded

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$1.9 million, $2.2 million and $2.0 million, respectively, in expenses related to the ongoing SEC investigation. For the fiscal years ended January 31, 2004, 2005 and 2006, the Company recorded $14.5 million, $0.3 million and $0, respectively in professional fees related to the re-filing of statutory tax returns as a result of the restatement of the historical SmartForce PLC financial statements.

(5)	Goodwill and Intangible Assets
      Goodwill and intangible assets are as follows (in thousands):

	January 31, 2005			January 31, 2006

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Internally developed software/courseware	$26,610	$16,476	$10,134	$28,257	$23,414	$4,843
Customer contracts	13,018	7,881	5,137	13,018	10,055	2,963
Books trademark	900	—	900	905	—	905

	40,528	24,357	16,171	42,180	33,469	8,711
Goodwill	103,576	—	103,576	93,929	—	93,929

Total	$144,104	$24,357	$119,747	$136,109	$33,469	$102,640

      Customer contracts are existing contracts that relate to underlying customer relationships pertaining to the services provided by the acquired company. The Company amortizes the fair value of customer contracts on an accelerated basis over their estimated useful lives ranging from 48 to 60 months with a weighted average estimated useful life of 48 months. Internally developed software/courseware relates to the Books platform, GoTrain content and platform, the SmartForce PLC content, and costs incurred subsequent to technological feasibility and prior to general release for the development of SkillSoft Dialogue and SkillView capitalized under SFAS No. 86. Course content includes courses in both the business skills and information technology skills subject areas. All courseware is deployable via the Internet or corporate intranets. The Company amortizes internally developed or purchased software/courseware, including SkillSoft Dialogue and SkillView costs capitalized under SFAS No. 86, over their estimated useful lives ranging from 24 to 48 months with a weighted average useful life of 46 months.
      The change in goodwill at January 31, 2006 from the amount recorded at January 31, 2005 was due primarily to the Company’s utilization of the tax benefit of net operating loss carryforwards assumed as part of the Merger. The change in goodwill at January 31, 2005 from the amount recorded at January 31, 2004 was due primarily to the impairment charge recorded for the Company’s Retail Certification unit and to a lesser extent due to revisions to the purchase price accruals, collections of accounts receivable in excess of the

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
estimated realizable value at the purchase date and the Company’s utilization of the tax benefit of net operating loss carryforwards assumed as part of the Merger.

Total

Gross carrying amount of goodwill, January 31, 2004	$125,878
Impairment	(19,268)
Utilization of tax benefit	(326)
Other	(2,708)

Gross carrying amount of goodwill, January 31, 2005	103,576
Utilization of tax benefit	(7,922)
Other	(1,725)

Gross carrying amount of goodwill, January 31, 2006	$93,929

      Amortization expense for the next three fiscal years is expected to be as follows (in thousands):

Amortization
Fiscal Year	Expense

2007	$6,169
2008	1,625
2009	12

Total	$7,806

Goodwill Impairment
      In the fourth quarter of fiscal 2005, the Company evaluated the fair value of goodwill. In November of 2004 the Company hired an investment banker to actively market the Retail Certification segment to third party buyers. However by January 31, 2005 the investment banker reported the efforts to sell the business were unsuccessful. On March 14, 2005, the Company entered into a non-binding letter of intent with respect to the sale of the Company’s Retail Certification segment. The terms of the sale involve the transfer of certain assets and liabilities of the business in exchange for nominal consideration and the execution of a reseller agreement with the buyer. Consequently, based on the Company’s attempts to sell the business and the results of a valuation done by an independent third party valuation firm, it is the Company’s conclusion that the Retail Certification segment has no goodwill. The Company recorded an impairment charge of approximately $19.3 million in the fiscal year ended January 31, 2005.
      The Company prepared a cash flow analysis for the MML segment comparing the discounted cash flows to the net book values of the direct assets, goodwill and intangible assets. The discounted cash flows supported the direct assets, goodwill and intangible assets of the MML segment. At January 31, 2005 and 2006, the Company concluded there was no impairment of goodwill for the MML segment.

(6)	Related Party Transactions
CBT Technology
      Approximately 9% of the outstanding share capital of CBT Technology Limited (CBT T), one of the Company’s Irish subsidiaries, representing a special non-voting class, is owned by Stargazer Productions (Stargazer), an unlimited company which is wholly-owned by certain employees of SkillSoft PLC. These employees do not include any of the Company’s directors or executive officers.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      All of the voting securities of CBT T are owned by Fidalco Limited, a wholly owned subsidiary of SkillSoft PLC and, except for the securities owned by Fidalco Limited and Stargazer, there are no other outstanding securities of CBT T. CBT T has in the past and may in the future declare and pay dividends to Stargazer, and Stargazer may pay dividends to its shareholders out of such amounts. Dividend payments of approximately $338,000, $196,000 and $0 were paid in the fiscal years ended January 31, 2004, 2005 and 2006, respectively. Stargazer does not have any rights to the assets of CBT T, only to receive periodic dividends as and when declared by CBT T. Except for the fact that Stargazer is wholly owned by certain key employees of SkillSoft PLC, there is no relationship between SkillSoft PLC and Stargazer.

(7)	Income Taxes
      Income/(loss) before provision/benefit for income taxes consists of the following (in thousands):

	January 31,

	2004	2005	2006

Ireland	$(55,076)	$(20,066)	$13,178
United States	(61,995)	(5,994)	28,365
Rest of World	4,326	6,578	2,802

	$(112,745)	$(19,482)	$44,345

      The provision for income taxes consists of the following (in thousands):

	January 31

	2004	2005	2006

Current:
Ireland	$—	$—	$—
United States	50	56	7,992
Rest of World	479	482	968

	$529	$538	$8,960

Deferred:
Ireland	$—	$—	$—
United States	—	156	99
Rest of World	—	(63)	71

	$—	$93	$170

Tax provision	$529	$631	$9,130

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Net deferred tax assets and liabilities consist of the following (in thousands):

	January 31,

	2005	2006

Current
Net operating loss carryforwards	$11,433	$10,822
Nondeductible expenses and reserves	(6,627)	(4,770)

	18,060	15,592
Non-current
Net operating loss carryforwards	$139,031	$127,815
Tax credits	3,326	5,612
Nondeductible non-goodwill intangibles	(3,497)	(2,008)

	138,860	131,419

Total current and non-current	156,920	147,011
Less — valuation allowance	(157,004)	(146,317)

	$(84)	$694

      The Company has recorded a deferred tax asset as of January 31, 2006. The deferred tax asset is the result of temporary differences arising in Canada of $949,000, partially offset by $255,000 of U.S. deferred tax liabilities. The Company has reduced its valuation allowance due to the utilization of net operating losses and other temporary differences to reduce U.S. taxable income. The Company analyzes its deferred tax assets and liabilities and its valuation allowances on a jurisdiction by jurisdiction basis. Some jurisdictions have a history of profitability while others have a history of losses. Additionally, in some jurisdictions we anticipate future profitability while in others we do not.
      The Company has considered all tax planning strategies available to it when calculating its deferred tax assets and liabilities and its valuation allowances.
      A reconciliation of the Irish statutory rate to the Company’s effective tax rate is as follows:

	January 31,

	2004	2005	2006

Income tax provision at statutory rate	12.0%	12.0%	12.0%
Increase (decrease) in tax resulting from:
State tax provision, net of federal benefit	(0.04)	(6.8)	4.50
Tax exempt legal settlements/(insurance proceeds)	3.38	0.0	(4.73)
Foreign differential	15.44	(21.4)	16.09
Nondeductible items, primarily goodwill impairment charge in 2005	0.0	(11.3)	1.95
Change in valuation allowance	(31.25)	24.3	(9.22)

Effective tax rate	(0.47)%	(3.2)%	20.59%

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

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company has recorded a total provision for income taxes in 2004, 2005 and 2006 of $529,000, $631,000 and $9.1 million, respectively, primarily related to the use of acquired tax assets, the benefit of which is realized through reductions to goodwill, income generated in foreign countries, which cannot be offset by loss carryforwards and tax exempt insurance proceeds and legal settlements.
      As of January 31, 2006, the Company has U.S. federal net operating loss carryforwards of approximately $314.0 million available to reduce future income taxes, if any. The Company also has U.S. federal tax credit carryforwards of approximately $5.6 million at January 31, 2006. Additionally, the Company has approximately $99.7 million of net operating loss carryforwards in jurisdictions outside of the U.S. Approximately $93.8 of these carryforwards are not subject to expiration while the remainder of $319.9, if not utilized, will expire at various dates through the year ending January 31, 2025.
      Included in the $314.0 million of U.S. federal net operating loss carryforwards and U.S. federal tax credit carryforwards of approximately $5.6 million, is approximately $200.1 million of U.S. net operating loss carryforwards and $365,000 of U.S. tax credit carryforwards, respectively, that were acquired in the Merger and the purchase of Books. In addition, included in the $99.7 million of net operating loss carryforwards in jurisdictions outside of the U.S., is approximately $61.1 million of net operating loss carryforwards in jurisdictions outside the U.S. acquired in the Merger and the purchase of Books. The Company will realize the benefits of these acquired net operating losses through reductions to goodwill and non-goodwill intangibles during the period that the losses are utilized.
      Also included in the $314.0 million of U.S. federal net operating loss carryforwards at January 31, 2006, is approximately $28.0 million of net operating loss carryforwards in the United States resulting from disqualifying dispositions. The Company will realize the benefit of these losses through increases to stockholder’s equity in the periods in which the losses are utilized to reduce tax payments.
      The Company completed several financings since its inception and has incurred ownership changes as defined under Section 382 of the Internal Revenue Code. The Company completed an analysis of these changes and does not believe that the changes will have a material impact on its ability to use its net operating loss and tax credit carryforwards.
      The Company recorded as part of purchase accounting a deferred tax liability of $7.4 million related to separately identified intangible assets. Additionally, through purchase accounting, the Company recognized a deferred tax asset of $7.4 million relative to a portion of the net operating losses acquired. Due to the Company’s history of operating losses, there is significant uncertainty surrounding the Company’s ability to utilize its net operating loss and tax credit carryforwards. Accordingly, the Company has provided a full valuation allowance against its otherwise realizable net deferred tax assets as of January 31, 2005 and 2006.
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
      The American Jobs Creation Act of 2004 (the “Act”) introduced a special one-time dividend received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. The President signed the Act into law on October 22, 2004. The Company is an Irish based Company and cannot take advantage of the Act. The Company’s current intention is to reinvest all of the Company’s unremitted earnings permanently and therefore has not set up any deferred taxes on these earnings.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Commitments and Contingencies

(a)	Leases
      The Company leases its facilities and certain equipment and furniture under operating lease agreements that expire at various dates through 2023. The lease agreements frequently include renewal clauses, escalation clauses and purchase provisions and require the Company to pay taxes, insurances and maintenance costs. Included in the accompanying statements of operations is rent expense for leased facilities and equipment of approximately $5.0 million, $5.6 million, and $3.6 million for the fiscal years ended January 31, 2004, 2005 and 2006, respectively.
      Future minimum lease payments under the operating lease agreements are approximately as follows (in thousands):

	Facilities	Other	Total

Fiscal year ended January 31:
2007	$4,730	$467	$5,197
2008	4,612	202	4,814
2009	4,069	17	4,086
2010	2,061	—	2,061
2011	1,668	—	1,668
Thereafter	13,101	—	13,101

	$30,241	$686	$30,927

(b)	Minimum Commitments
      As of January 31, 2006 the Company had not entered into any long-term agreements with third parties to provide services and/or subject matter expertise.

(c)	Litigation
      SEC Investigation
      On or about February 4, 2003, the SEC informed the Company that it is the subject of a formal order of private investigation relating to its November 19, 2002 announcement that it would restate the financial statements of SmartForce PLC for the period 1999 through June 2002. The Company understands that the SEC’s investigation concerns SmartForce’s financial disclosure and accounting during that period, other related matters, compliance with rules governing reports required to be filed with the SEC, and the conduct of those responsible for such matters. On June 2, 2005, the Boston District Office of the SEC informed the Company that it had made a preliminary determination to recommend that the SEC bring a civil injunctive action against the Company. Under the SEC’s rules, the Company is permitted to make a so-called Wells Submission in which the Company seeks to persuade the SEC that no such action should be commenced. If the Company cannot resolve the SEC’s potential claims by agreement, the Company intends to make such a submission. The Company continues to cooperate with the SEC in this matter. At the present time the Company is unable to predict the outcome of this action and as such has not determined what, if any, impact it may have on its financial statements.
      Lawsuits
      On November 18, 2004, Jody Glidden, Michael LeBlanc and Trish Glidden filed a lawsuit against the Company, David C. Drummond, Gregory M. Priest, Patrick E. Murphy and Jack Hayes in the United States

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
District Court for the Northern District of California. The plaintiffs subsequently dismissed Patrick E. Murphy and Jack Hayes from the lawsuit. The court subsequently dismissed Trish Glidden’s claims. The plaintiffs had previously opted out of the class action settlement that received final approval from the court on September 29, 2004. The lawsuit sets forth substantially the same claims as were alleged in the class action litigation. In particular, the lawsuit alleges that the Company misrepresented or omitted to state material facts in its SEC filings and press releases regarding the Company’s revenues and earnings and failed to correct such false and misleading SEC filings and press releases, which are alleged to have artificially inflated the price of the Company’s ADSs in connection with its acquisition of IC Global in early 2001. The lawsuit sought compensatory damages in excess of $3.7 million and other unspecified damages, including punitive damages. The parties settled the lawsuit on April 7, 2006. Pursuant to the settlement, the Company will pay approximately $1.8 million to the plaintiffs by April 17, 2006, which has been recorded as legal settlement in our statement of operations for the year ended January 31, 2006. Within five days of receipt of payment, counsel for the plaintiffs will submit to the Court a Stipulation and Request for Dismissal with Prejudice of the action.
      Six class action lawsuits have been filed against the Company and certain of its current and former officers and directors captioned: (1) Gianni Angeloni v. SmartForce PLC d/b/a SkillSoft, William McCabe and Greg Priest; (2) Ari R. Schloss v. SkillSoft PLC f/k/a SmartForce PLC, Gregory M. Priest, Patrick E. Murphy, David C. Drummond and William G. McCabe; (3) Joseph J. Bish v. SmartForce PLC d/b/a SkillSoft, Gregory M. Priest, William G. McCabe, David C. Drummond, John M. Grillos, John P. Hayes and Patrick E. Murphy; (4) Stacey Cohen v. SmartForce PLC d/b/a SkillSoft, William G. McCabe and Greg Priest; (5) Daniel Schmelz v. SmartForce PLC d/b/a SkillSoft, William G. McCabe and Greg Priest; and (6) John O’Donoghue v. SmartForce PLC d/b/a SkillSoft, William G. McCabe and Greg Priest. Each lawsuit was filed in the United States District Court for the District of New Hampshire. In March 2004, the Company reached a settlement of this litigation for total settlement payments of $30.5 million, with one-half paid in August 2004 and the remainder expected to be paid in fiscal 2007. In July 2005, the Company received $19.5 million, which resulted from the final settlement with the insurance carriers regarding the 2002 securities class action lawsuit settlement of $30.5 million in March 2004 and the ongoing related litigation and SEC investigation. The Company recorded the aggregate settlement with the plaintiffs as a charge in its fiscal 2004 fourth quarter; and the settlement with its insurers has been recorded in the fiscal 2006 second quarter.
      On December 1, 2003, the Company reached a settlement of the class action litigation filed in 1998 in the United States District Court for the Northern District of California against the Company, one of its subsidiaries and certain of its former and current officers and directors alleging violations of the federal securities laws. Under the terms of the settlement, the Company made a $10 million cash payment in January 2004 and made an additional $6 million payment in fiscal 2005. The Company’s insurance carriers paid an additional $16 million for total settlement payments of $32 million. The court granted final approval of the settlement, and the litigation was dismissed with prejudice on February 27, 2004. The Company expensed the entire settlement in the fiscal year ending January 31, 2004.
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
      On October 23, 2003, the Company entered into a settlement agreement with Lionet Limited. The Company recorded to expense the entire settlement in the fiscal year ended January 31, 2004.
      We are not a party to any other material legal proceedings.
      From time to time, the Company is a party to or may be threatened with other litigation in the ordinary course of its business. The Company regularly analyzes current information, including, as applicable, the Company’s defenses and insurance coverage and, as necessary, provides accruals for probable and estimable liabilities for the eventual disposition of these matters.

(d)	Credit Facility
      The Company entered into a $25 million two year, line of credit with a bank on July 23, 2004, which was amended in April 2005. Under the terms of the line of credit, the bank holds a first security interest in all domestic business assets. All borrowings under the line of credit bear interest at the bank’s prime rate. The facility is subject to a commitment fee of $50,000 to secure the line of credit and unused commitment fees of 0.125% based upon the daily average of un-advanced amounts under the revolving line of credit. The Company paid approximately $12,000 in unused commitment fees for the fiscal year ended January 31, 2006. In addition, the line of credit contains certain financial and non-financial covenants. The Company is currently in compliance with all covenants. Also, the line of credit provides that in the event of a Material Adverse Change (as defined in the line of credit), the lender has the ability to call amounts outstanding under the line of credit. As of January 31, 2006, there were no borrowings on the line of credit; however the Company had an outstanding letter of credit of $15.5 million that reduced the availability under the line of credit. Letters of credit are subject to commission fees of 0.75% as well as administrative costs. The Company paid approximately $79,000 in letters of credit fees in the fiscal year ended January 31, 2006.

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

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Stockholders’ Equity

(a)	Stock Option Plans
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
      In connection with the Merger on September 6, 2002, the Company assumed the SmartForce plans, consisting of options to purchase 15,941,705 ordinary shares under various plans. The following is a brief description of such plans:

•	Under the 1990 Share Option Scheme (the 1990 Plan), options to acquire ordinary shares in the Company could have been granted to any director or employee of the Company. The 1990 Plan has expired by its terms.

•	Under the 1994 Share Option Plan (the 1994 Plan), all employees and directors of the Company and any independent contractor who performed services for the Company were eligible to receive grants of non-statutory options (NSOs). Employees were also eligible to receive grants of incentive share options intended to qualify under Section 422 of the Internal Revenue Code. The 1994 Plan has expired by terms.

•	Under the 2001 Outside Director Plan (the Outside Director Plan), all outside directors of the Company are eligible to receive option grants upon appointment to the Board of Directors and each subsequent year thereafter.

•	Under the 1996 Supplemental Stock Plan (the 1996 Plan), all employees, with the exception of directors and executive officers, are eligible to receive grants of NSOs.

•	Under the ForeFront92 Plan, (the FF92 Plan) NSOs and ISO’s were granted to any employee or director of ForeFront. The FF92 Plan has expired by terms.

•	Under the ForeFront96 Plan, (the FF96 Plan) NSOs were granted to employees and directors of ForeFront. The FF96 Plan has expired by terms.

•	Under the Forefront Directors’ 1996 Plan, (the FF96 Directors’ Plan) non-employee directors were eligible to receive grants of options to acquire common stock upon election to the Board of Directors and each subsequent year thereafter. The FF96 Directors’ Plan has expired by terms.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Under the Knowledge Well Limited Plan, (the KWL Plan) and the Knowledge Well Group Limited Plan, (the KWGL Plan), employees and directors and any independent contractor who performs services for Knowledge Well Limited (KWL) and Knowledge Well Group Limited (KWGL) were eligible to receive grants of NSOs. Employees of KWL and KWGL were also eligible to receive grants of ISOs which were intended to qualify under Section 422 of the Internal Revenue Code.
      The Plans are administered by the Compensation Committee of the Board of Directors (the Committee). The terms of the options granted under all plans, except for the Outside Director Plan, are generally determined by the Committee, the Board of Directors or a designee of the Board of Directors. All grants of options under the Outside Director Plan are automatic and nondiscretionary and are made strictly in accordance with the provisions of the plan. The exercise price of options granted under the 1990 Plan and ISO’s granted under the 1994 Plan cannot be less than the fair market value of ordinary shares on the date of grant (as defined in the plans). In the case of ISOs granted to holders of more than 10% of the voting power of the Company the exercise price cannot be less than 110% of such fair market value. Under the 1994 Plan, the exercise price of NSOs may be set by the Committee at its discretion. The exercise price of option grants under the Outside Director Plan is the closing sales price for such shares (or the closing bid, if no sales were reported) as quoted on such exchange or system for the last market trading day prior to the time of determination. The term of an option under the 1994, Outside Director, 1996, FF92, FF96, KWL and KWGL Plans cannot exceed ten years and, generally, the terms of an option under the 1990 Plan and FF96 Directors’ Plan cannot exceed ten years. The term of an ISO granted to a holder of more than 10% of the voting power of the Company cannot exceed five years. An option may not be exercised unless the option holder is at the date of exercise, or within three months of the date of exercise has been, a director, employee or contractor of the Company. There are certain exceptions for exercises following retirement or death. Options under the Plans generally expire not later than 30 to 90 days following termination of employment or service or six months following an optionees’ death or disability.
      The following is a summary of the share options authorized, outstanding and available to be granted under all of the Company’s share option plans as of January 31, 2006:

Plan Name	Authorized	Outstanding	Available for Grant

1990 Share Option Scheme (the 1990 Plan)	4,700,000	166,148	—
1994 Share Option Plan (the 1994 Plan)	11,747,036	3,213,655	—
1996 Supplemental Stock Plan (the 1996 Plan)(1)	14,000,000	3,878,987	6,120,372
2001 Outside Director Option Plan (the Outside Director Plan)	750,000	295,000	448,750
1996 ForeFront Group Inc. Non-Qualified Stock Option Plan (the FF96 Plan)(1)	798,924	—	342,823
Knowledge Well Limited 1998 Share Option Plan (the KWL Plan)(1)	654,800	—	234,269
Knowledge Well Group Limited 1998 Share Option Plan (the KWGL Plan)(1)	654,800	88	624,462
Books24x7.com, Inc. 1994 Stock Option Plan	867,436	60,476	—
1998 Stock Incentive Plan (the 1998 Plan)	7,402,071	1,026,130	—
2001 Stock Incentive Plan (the 2001 Plan)	11,354,512	6,741,095	—
2002 Stock Incentive Plan (the 2002 Plan)(1)	2,350,000	856,511	564,513

	55,279,579	16,238,090	8,335,189

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	On March 23, 2006, the Company’s shareholders approved a resolution to transfer an aggregate of 5,100,000 shares from certain non-shareholder approved plans to the 2002 Plan. This includes 342,823 shares from the FF96 Plan, 624,462 shares from the KWGL Plan, 234,269 shares from the KWL Plan and 3,898,446 shares from the 1996 Plan available for grant.
      All stock option activity under the Plans for the fiscal years ended January 31, 2004, 2005 and 2006 is as follows:

					Weighted
					Average
	Shares	Exercise Price			Exercise Price

Outstanding, January 31, 2003	25,426,235	$0.11	-	44.25	$8.69

Granted	2,320,550	2.61	-	8.65	4.41
Exercised	(1,530,657)	0.11	-	8.19	3.40
Canceled	(3,179,306)	0.11	-	41.13	13.57

Outstanding, January 31, 2004	23,036,822	$0.11	-	44.25	$7.88

Granted	1,713,800	2.82	-	12.99	10.78
Exercised	(3,816,626)	0.11	-	11.60	4.70
Canceled	(1,957,494)	0.25	-	43.12	12.86

Outstanding, January 31, 2005	18,976,502	$0.11	-	44.25	$8.27

Granted	271,550	3.04	-	5.65	4.06
Exercised	(370,925)	0.11	-	4.12	2.29
Canceled	(2,639,037)	0.25	-	42.38	12.02

Outstanding, January 31, 2006	16,238,090	$0.11	-	44.25	$7.73

Exercisable, January 31, 2006	15,189,336	$0.11	-	$44.25	$7.97

Exercisable, January 31, 2005	12,083,373	$0.11	-	$44.25	$9.61

Exercisable, January 31, 2004	12,117,780	$0.11	-	$44.25	$10.28

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes certain information relating to the outstanding and exercisable options as of January 31, 2006:

	Outstanding			Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price

$ 0.11-$ 3.30	1,797,921	6.30	$2.88	1,569,482	$2.82
$ 3.34-$ 3.66	1,180,987	6.91	3.64	1,180,987	3.64
$ 3.72-$ 4.06	4,360,368	6.60	4.05	3,687,137	4.05
$ 4.07-$ 6.12	1,923,632	6.03	5.45	1,815,298	5.45
$ 6.18-$ 6.84	1,641,137	5.69	6.37	1,641,137	6.37
$ 6.91-$11.01	1,623,870	5.27	9.25	1,585,120	9.24
$11.14-$16.44	2,352,658	5.73	13.65	2,352,658	13.65
$17.00-$44.25	1,357,517	4.45	22.27	1,357,517	22.27

$ 0.11-$44.25	16,238,090	5.99	$7.73	15,189,336	$7.97

      In connection with the purchase of Books on December 28, 2001, the Company assumed the Books 1994 Stock Option Plan, consisting of options to purchase 808,799 shares, insofar as it related to outstanding options. These options were valued at $6,376,000 using the Black-Scholes option pricing model, and were included in the determination of consideration paid. In addition, the Company recorded deferred compensation of $1,752,000, which represents the intrinsic value of unvested options assumed in the transaction. The deferred compensation is being amortized to expense over the vesting period of the stock options. The Company recorded compensation expense of approximately $583,000, $236,000 and $25,000 in the years ended January 31, 2004, 2005 and 2006, respectively, related to these options.
      In connection with the Merger on September 6, 2002, the Company assumed all the SmartForce stock option plans consisting of options to purchase 15,941,705 shares. These options were valued at approximately $38,900,000 using the Black-Scholes option pricing model, and were included in the determination of consideration paid. In addition, the Company recorded deferred compensation of $3,416,000, which represents the intrinsic value of unvested options assumed in the transaction. The deferred compensation is being amortized to expense over the vesting period of the stock options. The Company recorded compensation expense of approximately $890,000, $880,000 and $832,000 in the years ended January 31, 2004, 2005 and 2006 respectively, related to these options.
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
      In the fourth quarter of fiscal 2006 the Company accelerated all previously outstanding unvested share options previously awarded to employees (excluding unvested share options held by executive officers and directors). The acceleration of vesting was effected in order to avoid a negative impact to the Company’s income statement upon adoption of SFAS 123R in fiscal 2007.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Employee Share Purchase Plan
      The Company maintains an Employee Share Purchase Plan (the “Purchase Plan”) pursuant to which participants are generally granted options to purchase ordinary shares on the last business day of each six-month offering period ending each September 30 and March 31 at 85% of the market price of the ADSs on the first or last trading day of each offering period, whichever is less. The purchase price for such shares is paid through payroll deductions, and the current maximum allowable payroll deduction is 20% of each eligible employee’s eligible compensation. As of January 31, 2006, there were 1,734,500 shares available for future issuance under the Purchase Plan.

(10)	Employee Benefit Plan
      The Company has a 401(k) plan covering all US-based employees of the Company who have met certain eligibility requirements. Under the terms of the 401(k) plan, the employees may elect to make tax-deferred contributions to the 401(k) plan. In addition, the Company may match employee contributions, as determined by the Board of Directors of SkillSoft Corporation, and may make a discretionary contribution to the 401(k) plan. Under this plan, contributions of approximately $32,000, $0 and $70,000 were made for the fiscal years ended January 31, 2004, 2005 and 2006, respectively.

(11)	Disclosures About Segments of an Enterprise
      The Company follows the provisions of SFAS No. 131. SFAS No. 131 established standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also established standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company’s chief operating decision makers, as defined under SFAS No. 131, are the Chief Executive Officer, Chief Financial Officer and the Chief Operating Officer. The Company views its operations and manages its business as principally two operating segments: MML and retail certification. On April 29, 2005, the Company sold certain assets and transferred certain liabilities related to its Retail Certification business and incurred a $608,000 loss on disposition in fiscal 2006. The sale resulted in a reduction in Retail Certification revenue in fiscal 2006 of approximately $5.8 million and the Company expects that trend to continue with a reduction in Retail Certification revenue of approximately $9.0 million in fiscal 2007 when compared to fiscal 2006.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following tables set forth the Company’s statements of operations for the fiscal years ended January 31, 2004, 2005 and 2006 by segment with additional disclosures as required by SFAS No. 131:

	Year Ended January 31, 2004

	Multi-Modal	Retail Certification	Combined

	(In thousands)
Revenue	$180,098	$13,377	$193,475
Cost of revenues	17,825	572	18,397

Gross profit	162,273	12,805	175,078

Operating expenses:
Research and development	53,627	—	53,627
Selling and marketing	74,556	12,976	87,532
General and administrative	25,660	2,223	27,883
Legal settlements	93,750	—	93,750
Amortization of share-based compensation	1,986	—	1,986
Amortization of intangible assets	10,072	—	10,072
Impairment charge	—	—	—
Restructuring and other non-recurring items	1,857	—	1,857
Restatement:
SEC investigation	1,898	—	1,898
Other professional fees	14,473	—	14,473

Total operating expenses	277,879	15,199	293,078

Loss from operations	$(115,606)	$(2,394)	$(118,000)

Supplemental segment disclosures
Provision for income taxes	529	—	529

Depreciation, amortization and stock based compensation expense	$20,908	$479	$21,387

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following tables set forth the Company’s supplemental balance sheet information by segment:

	As of January 31, 2004

	Multi-Modal	Retail Certification	Combined

Current assets, net	$171,620	$12,298	$183,918
Property and equipment, net	6,272	175	6,447
Goodwill	106,602	19,276	125,878
Other assets	26,135	—	26,135

Total consolidated assets	$310,629	$31,749	$342,378

Current liabilities	$215,111	$17,922	$233,033
Long-term liabilities	23,510	77	23,587

Total liabilities	238,621	17,999	256,620
Stockholders’ equity	72,008	13,750	85,758

Total consolidated liabilities and stockholder’s equity	$310,629	$31,749	$342,378

Supplemental segment disclosures
Capital Expenditures	$3,490	$153	$3,643

	Year Ended January 31, 2005

	Multi-Modal	Retail Certification	Combined

	(In thousands)
Revenue	$192,135	$20,165	$212,300
Cost of revenues	21,269	455	21,724

Gross profit	170,866	19,710	190,576

Operating expenses:
Research and development	45,306	269	45,575
Selling and marketing	80,147	13,339	93,486
General and administrative	23,286	1,876	25,162
Amortization of share-based compensation	1,191	—	1,191
Amortization of intangible assets	9,575	—	9,575
Impairment charge	—	19,268	19,268
Restructuring	13,361	—	13,361
Restatement:
SEC investigation	2,182	—	2,182
Other professional fees	320	—	320

Total operating expenses	175,368	34,752	210,120

Operating loss	$(4,502)	$(15,042)	$(19,544)

Supplemental segment disclosures
Provision for income taxes	626	5	631

Depreciation, amortization and stock based compensation expense	$15,447	$98	$15,545

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following tables set forth the Company’s supplemental balance sheet information by segment:

	As of January 31, 2005

	Multi-Modal	Retail Certification	Combined

Current assets, net	$154,010	$11,600	$165,610
Property and equipment, net	9,011	126	9,137
Goodwill	103,576	—	103,576
Other assets	25,174	—	25,174

Total consolidated assets	$291,771	$11,726	$303,497

Current liabilities	$195,582	$16,782	$212,364
Long-term liabilities	6,174	40	6,214

Total liabilities	201,756	16,822	218,578
Stockholders’ equity	90,015	(5,096)	84,919

Total consolidated liabilities and stockholders’ equity	$291,771	$11,726	$303,497

Supplemental segment disclosures
Capital expenditures	$7,476	$118	$7,594

	Year Ended January 31, 2006

	Multi-Modal	Retail Certification	Combined

	(In thousands)
Revenue	$201,236	$14,331	$215,567
Cost of revenues	25,103	204	25,307

Gross profit	176,133	14,127	190,260

Operating expenses:
Research and development	38,985	—	38,985
Selling and marketing	84,988	2,776	87,764
General and administrative	25,346	399	25,745
Legal settlements/(insurance recoveries)	(17,710)	—	(17,710)
Amortization of share-based compensation	892	—	892
Amortization of intangible assets	9,113	—	9,113
Restructuring	123	518	641
Restatement:
SEC investigation	1,988	—	1,988
Other professional fees	—	—	—

Total operating expenses	143,725	3,693	147,418

Operating income	$32,408	$10,434	$42,842

Supplemental segment disclosures
Provision for income taxes	9,130	—	9,130

Depreciation, amortization and share-based compensation expense	$15,212	$17	$15,229

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following tables set forth the Company’s supplemental balance sheet information by segment:

	As of January 31, 2006

	Multi-Modal	Retail Certification	Combined

Current assets, net	$186,065	$—	$186,065
Property and equipment, net	10,231		10,231
Goodwill	93,929	—	93,929
Other assets	9,677	—	9,677

Total consolidated assets	$299,902	$—	$299,902

Current liabilities	$189,091	$5,222	$194,313
Long-term liabilities	3,317	—	3,317

Total liabilities	192,408	5,222	197,630
Stockholders’ equity	107,494	(5,222)	102,272

Total consolidated liabilities and stockholders’ equity	$299,902	$—	$299,902

Supplemental segment disclosures
Capital expenditures	$6,423	$—	$6,423

      Geographical Reporting
      The Company attributes revenues to different geographical areas on the basis of the location of the customer. Revenues by geographic area are as follows (in thousands):

	Year Ended January 31,

	2004	2005	2006

Revenue:
United States	$156,121	$165,871	$168,525
United Kingdom	9,785	20,219	22,838
Canada	6,801	8,274	9,147
Europe, excluding UK	14,231	7,244	4,793
Australia/ New Zealand	5,086	6,885	7,691
Other (Countries less than 5% individually, by region)	1,451	3,807	2,573

All Foreign Locations	37,354	46,429	47,042

Total revenue	$193,475	$212,300	$215,567

      Long-lived tangible assets at international facilities are not significant.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	Prepaid Expenses and Other Current Assets
      Prepaid expenses and other current assets in the accompanying consolidated balance sheets consist of the following (in thousands):

	Year Ended
	January 31,

	2005	2006

Other receivables	$1,225	$485
Prepaid commissions and recoverable sales draw	13,613	15,427
Prepaid insurances	1,964	1,559
Prepaid facilities	617	408
Reclaimable taxes	1,731	1,395
Prepaid royalties	252	157
Other	3,257	2,575

Total prepaid expenses and other current assets	$22,659	$22,006

(13)	Accrued Expenses — Current
      Accrued expenses in the accompanying consolidated balance sheets consist of the following (in thousands):

	Year Ended
	January 31,

	2005	2006

Accrued compensation and benefits	$20,415	$15,984
Course development fees	2,205	1,170
Professional fees	2,788	2,989
Accrued payables	1,798	1,254
Accrued miscellaneous taxes	238	395
Accrued merger related costs*	5,271	2,977
Sales tax payable/ VAT payable	3,864	4,193
Accrued royalties	2,422	3,129
Accrued litigation settlements	15,250	17,040
Accrued restructuring	8,005	810
Other accrued liabilities	4,739	3,854

Total accrued expenses	$66,995	$53,795

*	Includes $1,684 and $1,584 of accrued income taxes in January 31, 2005 and 2006, respectively.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14)	Valuation & Qualifying Accounts

Allowance for Doubtful Accounts (amounts in thousands)

	Balance at	Net provision		Balance
	Beginning	added/(credited		at End
	of Period	without utiliazation)	Write-offs	of Period

Year ended January 31, 2004	$848	$293	$(70)	$1,071
Year ended January 31, 2005	$1,071	$335	$(23)	$1,383
Year ended January 31, 2006	$1,383	$254	$(850)	$787

(15)	Share Repurchase Program
      In fiscal 2005, the Company’s shareholders approved the repurchase by the Company of up to an aggregate of 7,000,000 ADSs. The Company repurchased 6,533,884 and 443,757 shares at January 31, 2006 and January 31, 2005, respectively. The program expired on March 24, 2006. On March 23, 2006, the Company’s shareholders approved the renewal and extension of the program and the repurchase by the Company of up to an aggregate of 3,500,000 ADSs. Currently, none of the shares under the renewed program have been repurchased and as a result 3,500,000 are available for repurchase, subject to certain limitations, under the shareholder approved program.

(16)	Concentration of Suppliers
      The Company relies on a limited number of independent third parties to provide educational content for a majority of the courses based on learning objectives and specific instructional design templates that the Company provides to them. The failure to maintain or expand the current development alliances or enter into new development alliances could adversely affect the Company’s operating results and financial condition.

EXHIBIT INDEX

Exhibit
No.		Title

2.1		Agreement and Plan of Merger, dated as of June 10, 2002, by and among SmartForce Public Limited Company, SkillSoft Corporation and Slate Acquisition Corp. (Incorporated by reference to exhibit 2.1 to SkillSoft PLC’s Current Report on Form 8-K dated June 14, 2002 (File No. 000-25674)).
3.1		Memorandum of Association of SkillSoft PLC as amended on March 24, 1992, March 31, 1995, April 28, 1998, January 26, 2000, July 10, 2001, September 6, 2002 and November 19, 2002 (Incorporated by reference to exhibit 3.1 to SkillSoft PLC’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2002 as filed with the Securities and Exchange Commission on January 21, 2003 (File No. 000-25674)).
3.2		Articles of Association of SkillSoft PLC as amended on July 6, 1995, and April 28, 1998, January 26, 2000, July 10, 2001, September 6, 2002 and November 19, 2002 (Incorporated by reference to exhibit 3.2 to SkillSoft PLC’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2002 as filed with the Securities and Exchange Commission on January 21, 2003 (File No. 000-25674)).
4.1		Specimen certificate representing the ordinary shares of SkillSoft PLC (Incorporated by reference to exhibit 4.1 to SkillSoft PLC’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 as filed with the Securities and Exchange Commission on April 29, 2003 (File No. 000-25674)).
4.2		Amended and Restated Deposit Agreement (including the form of American Depositary Receipt), dated as of April 13, 1995 as amended and restated as of September 4, 2002, among SkillSoft PLC, The Bank of New York, as Depositary, and each Owner and Beneficial Owner from time to time of American Depositary Receipts issued thereunder (Incorporated by reference to Exhibit 4.1 to SkillSoft PLC’s Current Report on Form 8-K dated September 4, 2002 (File No. 000-256740)).
4.3		Amended and Restated Restricted Deposit Agreement (including the form of American Depositary Receipt), dated as of November 30, 1995 and amended and restated as of September 4, 2002, among SkillSoft PLC, The Bank of New York, as Depositary, and each Owner and Beneficial Owner from time to time of American Depositary Receipts issued thereunder (Incorporated by reference to exhibit 4.2 to SkillSoft PLC’s Current Report on Form 8-K dated September 4, 2002 (File No. 000-25674)).
4.4		Restricted Deposit Agreement (B) dated as of June 8, 1998 and amended and restated as of September 4, 2002 among SkillSoft PLC, The Bank of New York, and the owners and beneficial owners of Restricted American Depositary Receipts (Incorporated by reference to Exhibit 4.3 to SkillSoft PLC’s Current Report on Form 8-K dated September 4, 2002 (File No. 000-25674)).
10	.1**	1990 Share Option Scheme (Incorporated by reference to exhibit 10.1 to SkillSoft PLC’s Registration Statement on Form F-1 declared effective with the Securities and Exchange Commission on April 13, 1995 (File No. 333-89904)).
10	.2**	1994 Share Option Plan (Incorporated be reference to exhibit 10.2 to SkillSoft PLC’s Registration Statement on Form F-1 declared effective with the Securities and Exchange Commission on April 13, 1995 (File No. 333-89904)).
10	.3**	Form of Indemnification Agreement between CBT Systems USA, Ltd. (formerly, Thornton Holdings, Ltd.) and its directors and officers dated as of April 1995 (Incorporated by reference to exhibit 10.5 to SkillSoft PLC’s Registration Statement on Form F-1 declared effective with the Securities and Exchange Commission on April 13, 1995 (File No. 333-89904)).
10	.4**	Form of Indemnification Agreement between SmartForce (USA) and its directors and officers dated as of September 6, 2002 (Incorporated by reference to exhibit 10.5 to SkillSoft PLC’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 as filed with the Securities and Exchange Commission on April 29, 2003 (File No. 000-25674)).
10	.5**†	1996 Supplemental Stock Plan.
10	.6**†	2002 Share Option Plan, as amended.

Exhibit
No.		Title

10	.7**	2001 Outside Director Option Plan, as amended (Incorporated by reference to exhibit 99.1 to SkillSoft PLC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 4, 2006 (File No. 000-25674)).
10	.8**	Amended and Restated Employment Agreement dated June 10, 2002 between SkillSoft PLC and Gregory M. Priest (Incorporated by reference to exhibit 10.30 to SkillSoft PLC’s Amendment No. 1 to Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on July 30, 2002 (File No. 333-90872)).
10	.9**	Employment Agreement dated June 10, 2002 between SkillSoft PLC and Charles E. Moran (Incorporated by reference to exhibit 10.31 to SkillSoft PLC’s Amendment No. 1 to Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on July 30, 2002 (File No. 333-90872)).
10	.10**	Employment Agreement dated as of June 10, 2002 between SkillSoft PLC and Jerald A. Nine, Jr. (Incorporated by reference to exhibit 10.33 to SkillSoft PLC’s Amendment No. 1 to Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on July 30, 2002 (File No. 333-90872)).
10.11		Registration Rights Agreement dated as of June 10, 2002 between SkillSoft PLC and Warburg Pincus Ventures, L.P. (Incorporated by reference to exhibit 10.27 to SkillSoft PLC’s Amendment No. 1 to Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on July 30, 2002 (File No. 333-90872)).
10	.12**	Employment Agreement dated January 12, 1998 between SkillSoft Corporation and Mark A. Townsend (Incorporated by reference to exhibit 10.15 to SkillSoft PLC’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 as filed with the Securities and Exchange Commission on April 29, 2003 (File No. 000-25674)).
10	.13**	Employment Agreement dated January 12, 1998 between SkillSoft Corporation and Thomas J. McDonald (Incorporated by reference to exhibit 10.16 to SkillSoft PLC’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 as filed with the Securities and Exchange Commission on April 29, 2003 (File No. 000-25674)).
10	.14**	Employment Agreement dated effective September 6, 2002 between SkillSoft PLC and Colm Darcy (Incorporated by reference to exhibit 10.17 to SkillSoft PLC’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 as filed with the Securities and Exchange Commission on April 29, 2003 (File No. 000-25674)).
10	.15†	Lease dated May 25, 2001, as amended between 1987 Tamposi Limited Partnership and SkillSoft Corporation.
10	.16**	Indemnification Agreement, dated November 13, 2003, by and between SkillSoft Corporation and P. Howard Edelstein (Incorporated by reference from exhibit 10.2 to SkillSoft PLC’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2003 as filed with the Securities and Exchange Commission on December 15, 2003 (File No. 000-25674)).
10	.17**	Indemnification Agreement, dated March 4, 2004, by and between SkillSoft Corporation and William Meagher. (Incorporated by reference from exhibit 10.27 to SkillSoft PLC’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004 as filed with the Securities and Exchange Commission on April 15, 2004 (File No. 000-25674)).
10	.18**	Amended and Restated Summary of Director Compensation (Incorporated by reference from exhibit 99.1 to SkillSoft PLC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 28, 2006 (File No. 000-25674)).
10	.19†	Lease agreement, dated June 9, 2004, as amended, by and between Hewlett-Packard Company and SkillSoft Corporation.
10	.20†	Loan and Security Agreement, dated July 23, 2004, as amended, by and between Silicon Valley Bank, SkillSoft Corporation, SmartCertify Direct Inc. and Books24x7.com, Inc.
10	.21**	Form of Director Option Agreement for initial grants under the 2001 Director Option Plan (Incorporated by reference to exhibit 99.2 to SkillSoft PLC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 4, 2006 (File No. 000-25674)).

Exhibit
No.		Title

10	.22**	Form of Director Option Agreement for subsequent grants under the 2001 Director Option Plan (Incorporated by reference to exhibit 99.3 to SkillSoft PLC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 4, 2006 (File No. 000-25674)).
10	.23**	Form of Option Agreement under 2002 Share Option Plan (Incorporated by reference to exhibit 10.5 to SkillSoft PLC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004 as filed with the Securities and Exchange Commission on September 9, 2004 (File No. 000-25674)).
10	.24**	Summary of Fiscal 2006 Executive Incentive Compensation Program. (Incorporated by reference to exhibit 10.34 to SkillSoft PLC’s annual report on Form 10-K for the year ended January 31, 2005 as filed with the Securities and Exchange Commission on April 18, 2005 (File No. 000-25674)).
10.25		Release and Settlement Agreement (Incorporated by reference to exhibit 10.1 to SkillSoft PLC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005 as filed with the Securities and Exchange Commission on September 9, 2005 (File No. 000-25674)).
21	.1†	List of Significant Subsidiaries.
23	.1†	Consent of Ernst & Young LLP
31	.1†	Certification of SkillSoft PLC’s Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934.
31	.2†	Certification of SkillSoft PLC’s Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934.
32	.1†	Certification of SkillSoft PLC’s Chief Executive Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) under the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2†	Certification of SkillSoft PLC’s Chief Financial Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) under the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

**	Denotes management or compensatory plan or arrangement required to be filed by registrant pursuant to Item 15(c) of this report on Form 10-K.