Form 10-Q
period 2006-04-30
SKILLSOFT PUBLIC LIMITED CO
filed 2006-06-09
CIK 940181

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
      (MARK ONE)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2006
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On May 31, 2006, the registrant had outstanding 108,017,675 Ordinary Shares (issued or issuable in exchange for the registrant’s outstanding American Depository Shares).

SKILLSOFT PLC
FORM 10-Q
FOR THE QUARTER ENDED APRIL 30, 2006
INDEX

PART I
ITEM 1. — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SKILLSOFT PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED, IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	APRIL 30,	JANUARY 31,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$55,465	$51,937
Short-term investments	37,678	21,632
Restricted cash	4,907	5,039
Accounts receivable, net	47,904	85,681
Prepaid expenses and other current assets	19,679	22,006

Total current assets	165,633	186,295
Property and equipment, net	10,038	10,231
Intangible assets, net	6,563	8,711
Goodwill	92,058	93,929
Deferred tax assets, net	694	694
Other assets	43	42

Total assets	$275,029	$299,902

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,302	$3,819
Accrued expenses	41,481	53,795
Deferred revenue	117,918	136,699

Total current liabilities	161,701	194,313
Long term liabilities	3,137	3,317
Commitments and contingencies (Note 11)
Stockholders’ equity:
Ordinary shares, E0.11 par value: 250,000,000 shares authorized; 107,939,792 and 107,344,243 shares issued at April 30, 2006 and January 31, 2006, respectively	11,852	11,773
Additional paid-in capital	565,596	562,052
Treasury stock, at cost, 6,533,884 ordinary shares	(24,524)	(24,524)
Deferred compensation	—	(465)
Accumulated deficit	(441,761)	(445,814)
Accumulated other comprehensive loss	(972)	(750)

Total stockholders’ equity	110,191	102,272

Total liabilities and stockholders’ equity	$275,029	$299,902

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(UNAUDITED, IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	THREE MONTHS ENDED
	April 30,
	2006	2005
Revenue	$54,653	$53,327
Cost of revenue (1)	6,451	5,834

Gross profit	48,202	47,493
Operating expenses:
Research and development (1)	9,965	9,917
Selling and marketing (1)	23,257	24,211
General and administrative (1)	7,280	6,284
Amortization of intangible assets	2,148	2,246
Restructuring	—	703
Restatement – SEC investigation	252	250

Total operating expenses	42,902	43,611

Operating income	5,300	3,882
Other income / (expense), net	10	(110)
Interest income	805	356
Interest expense	(66)	(61)
Loss on sale of assets, net	—	(681)

Income before provision for income taxes	6,049	3,386
Provision for income taxes	1,996	919

Net income	$4,053	$2,467

Net income per share (Note 9):
Basic	$0.04	$0.02

Basic weighted average shares outstanding	101,037,377	105,662,213

Diluted	$0.04	$0.02

Diluted weighted average shares outstanding	102,888,751	105,877,094

(1)	Stock-based compensation included in cost of revenue and operating expenses:

	THREE MONTHS ENDED
	April 30,
	2006	2005
Cost of revenue	$6	$—
Research and development	383	48
Selling and marketing	769	181
General and administrative	623	8

	$1,781	$237

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, IN THOUSANDS)

	THREE MONTHS ENDED
	APRIL 30,
	2006	2005
Cash flows from operating activities:
Net income	$4,053	$2,467
Adjustments to reconcile net income to net cash provided by operating activities -
Stock-based compensation	1,781	237
Depreciation and amortization	1,484	1,226
Amortization of intangible assets	2,148	2,246
Recovery of bad debts	(303)	(226)
Loss on disposition	—	681
Provision for income tax — non-cash	1,754	785
Changes in current assets and liabilities:
Accounts receivable, net	38,546	38,835
Prepaid expenses and other current assets	2,625	286
Accounts payable	(1,541)	760
Accrued expenses, including long-term	(12,949)	(16,192)
Deferred revenue	(19,507)	(17,861)

Net cash provided by operating activities	18,091	13,244
Cash flows from investing activities:
Purchases of property and equipment	(1,270)	(979)
Capitalized software development costs	—	(1,247)
Purchases of investments	(24,509)	(3,748)
Maturity of investments	8,370	10,225
Release of restricted cash, net	132	—

Net cash (used in) / provided by investing activities	(17,277)	4,251
Cash flows from financing activities:
Exercise of stock options	605	242
Proceeds from employee stock purchase plan	1,703	1,336
Payments to acquire treasury stock	—	(6,163)

Net cash provided by / (used in) financing activities	2,308	(4,585)
Effect of exchange rate changes on cash and cash equivalents	406	(118)

Net increase in cash and cash equivalents	3,528	12,792
Cash and cash equivalents, beginning of period	51,937	34,906

Cash and cash equivalents, end of period	$55,465	$47,698

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. THE COMPANY
SkillSoft PLC (the Company or SkillSoft) was incorporated in Ireland on August 8, 1989. The Company is a leading provider of comprehensive e-learning content and technology products for businesses and information technology (IT) professionals within global enterprises. SkillSoft PLC is the result of a merger between SmartForce PLC and SkillSoft Corporation on September 6, 2002 (the Merger).
2. BASIS OF PRESENTATION
The accompanying, unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all material adjustments (consisting only of those of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of April 30, 2006 and, the results of its operations and cash flows for the three months ended April 30, 2006 and 2005. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.
3. CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND INVESTMENTS
The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. At April 30, 2006 and January 31, 2006, cash equivalents consisted mainly of commercial paper, short-term federal agency notes and money market funds. The Company considers the cash held in certificates of deposit with a commercial bank to secure certain facility leases and to secure funds to defend named, former and current executives, and board members of SmartForce PLC for actions arising out of the SEC investigation and litigation related to the 2002 securities class action, to be restricted cash. The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115). Under SFAS No. 115, securities that the Company does not intend to hold to maturity are reported at market value, and are classified as available-for-sale. At April 30, 2006, the Company’s investments had an average remaining maturity of approximately 81 days. These investments are classified as current assets in the accompanying condensed consolidated balance sheets as they mature within one year.
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
The pricing for the Company’s SkillChoice multi-modal learning (SMML) licenses varies based on the content offering selected by the customer, the number of users within the customer’s organization and the length of the license agreement. A SMML license provides customers access to a full range of learning products including courseware, Referenceware, simulations, mentoring and prescriptive assessment.

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
The Company recognizes revenue ratably over the license period if the number of courses that a customer has access to is not clearly defined, available or selected at the inception of the contract, or if the contract has additional undelivered elements for which the Company does not have vendor specific objective evidence (VSOE) of the fair value of the various elements. This may occur if the customer does not specify all licensed courses at the outset, the customer chooses to wait for future licensed courses on a when and if available basis, the customer is given exchange privileges that are exercisable other than on the contract anniversaries or the customer licenses all courses currently available and to be developed during the term of the arrangement. Nearly all of the Company’s contractual arrangements are recognized on a subscription or straight-line basis over the period of service.
The Company also derives revenue from extranet hosting/ASP services and online mentoring services. The Company recognizes revenue related to extranet hosting/ASP services and online mentoring services on a straight-line basis over the period the services are provided. Upfront fees are recorded over the contract period.
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
The Company records reimbursable out-of-pocket expenses in both revenues and as a direct cost of revenues, as applicable, in accordance with Emerging Issues Task Force (EITF) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred” (EITF 01-14).
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
5. ACCOUNTING FOR STOCK-BASED COMPENSATION
The Company has several stock-based compensation plans under which employees, officers, directors and consultants may be granted stock options to purchase the Company’s ordinary shares, generally at the market price on the date of grant. The options become exercisable over various periods, typically four years and have a maximum term of ten years. As of April 30, 2006, 8,427,168 ordinary shares remain available for future grant as stock options under the Company’s stock option plans. Please see Note 9 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K as filed with the SEC on April 13, 2006 for a detailed description of the Company’s stock option plans.
On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS Statement No. 123(R) (SFAS 123(R)), “Share-Based Payment”, which is a revision of SFAS Statement No. 123 (SFAS 123), “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes APB Opinion No. 25, (Opinion 25), “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach on SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.
SFAS 123(R) must be adopted for fiscal years starting after June 15, 2005. As a result, the Company adopted SFAS 123(R) on February 1, 2006.
As permitted by SFAS 123, the Company historically accounted for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. The Company has adopted the “modified prospective” method alternative outlined in SFAS 123(R). A “modified prospective” method is one in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. As a result, the Company is amortizing the unamortized stock-based compensation expense related to unvested option grants issued prior to the adoption of SFAS 123(R), whose fair value was calculated utilizing a Black-Scholes Option Pricing Model. In addition, SFAS 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy under SFAS 123.
The stock-based compensation expense reduced both basic and diluted earnings per share by $0.02 for the three months ended April 30, 2006. These results reflect stock compensation expense of $1.8 million and no related tax benefit, due to the Company’s full valuation allowance on its U.S. deferred tax assets, for the three months ended April 30, 2006. In accordance with the modified-prospective transition method of SFAS 123(R), results for prior periods have not been restated. As of April 30, 2006, there was $2.0 million of unrecognized compensation expense related to non-vested share awards that is expected to be primarily recognized through fiscal 2007.
Prior to adopting SFAS 123(R), the Company accounted for stock-based compensation under Opinion 25. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to the three month period ending April 30, 2005.

THREE MONTHS
ENDED APRIL 30,
2005
Net income —
As reported	$2,467
Add: Stock-based compensation expense recognized under Opinion 25	237
Less: Total stock-based compensation expense determined under fair value based method for all awards	(4,809)

Pro forma net loss	$(2,105)

Basic and diluted net income (loss) per share —
As reported	$0.02

Pro forma net loss	$(0.02)

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options prior to and after adopting SFAS 123(R). The estimated fair value of employee stock options is amortized to expense using the straight-line method over the vesting period. The weighted average information and assumptions used for the grants are as follows:

	THREE MONTHS ENDED
	APRIL 30,
	2006	2005
Risk-free interest rates	5.03%	3.97% - 4.33%
Expected dividend yield	—	—
Volatility factor	60%	76%
Expected lives	4 years	7 years
Weighted average fair value of options granted	$2.53	$ 2.72
Weighted average remaining contractual life of options outstanding	5.74 years	6.58 years
The Company’s assumed dividend yield of zero is based on the fact that it has never paid cash dividends and have no present intention to pay cash dividends. Since adoption of SFAS 123(R) on February 1, 2006, the expected stock-price volatility assumption used by the Company has been based on a blend of implied volatility in conjunction with calculations of the Company’s historical volatility determined over a period commensurate with the expected term of its option grants. The implied volatility is based on exchange traded options of the Company’s stock. The Company believes that using a blended volatility assumption will result in the best estimate of expected volatility. Prior to adoption of SFAS 123(R), the expected volatility was based on historical volatilities of the underlying stock, only. The assumed risk-free interest rate is the U.S. Treasury security rate with a term equal to the expected life of the option. The assumed expected life is based on company-specific historical experience. With regard to the estimate of the expected life, the Company considers the exercise behavior of past grants and the pattern of aggregate exercises. The Company looked at historical option grant cancellation and termination data in order to determine its assumption of forfeiture rate which was 11.6% as of April 30, 2006. Prior to the adoption of SFAS 123(R), forfeitures were not estimated at the time of award and adjustments were reflected in pro forma net income disclosures as forfeitures occurred.
For shares purchased under the 2004 Employee Share Purchase Plan (ESPP), the Company uses a Black-Scholes option-pricing model, with the following assumptions: an assumed risk-free interest rate of 4.79% for the three months ended April 30, 2006, an expected volatility factor of 39% for the three months ended April 30, 2006 and an expected life of six months, with the assumption that dividends will not be paid.
A summary of share option activity under the Company’s plan during the three months ended April 30, 2006 is as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
Share Options	Shares	Exercise Price	Term (Years)	(in thousands)
Outstanding, January 31, 2006	16,239,090	$7.73	5.99
Granted	25,000	5.00
Exercised	(170,085)	3.56
Cancelled	(130,337)	12.28

Outstanding, April 30, 2006	15,963,668	$7.73	5.74	$12,981

Exercisable, April 30, 2006	15,317,502	$7.87	5.69	$12,193

6. SPECIAL CHARGES
MERGER AND EXIT COSTS
Activity in the Company’s merger and exit costs, which are included in accrued expenses (see Note 13) and long-term liabilities, was as follows (in thousands):

	EMPLOYEE
	SEVERANCE AND	CLOSEDOWN OF
	RELATED COSTS	FACILITIES	OTHER	TOTAL
Merger and exit accrual January 31, 2006	$1,186	$3,457	$169	$4,812
Payments made during the three months ended April 30, 2006	(396)	(172)	(11)	(579)

Merger and exit accrual April 30, 2006	$790	$3,285	$158	$4,233

The Company anticipates that the remainder of the merger and exit accrual will be paid out by October 2011 as follows (in thousands):

Year ended January 31,
2007 (remaining 9 months)	$2,631
2008	551
2009	493
2010	518
Thereafter	40

Total	$4,233

RESTRUCTURING, SEC INVESTIGATION AND OTHER PROFESSIONAL FEES
Activity in the Company’s restructuring accrual was as follows (in thousands):

FACILITY LEASE
OBLIGATIONS
Total restructuring accrual as of January 31, 2006	$1,987
Payments made during the three months ended April 30, 2006	(70)
Total restructuring accrual as of April 30, 2006	$1,917

7. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets are as follows (in thousands):

	APRIL 30, 2006			JANUARY 31, 2006
	GROSS		NET	GROSS		NET
	CARRYING	ACCUMULATED	CARRYING	CARRYING	ACCUMULATED	CARRYING
	AMOUNT	AMORTIZATION	AMOUNT	AMOUNT	AMORTIZATION	AMOUNT
Internally developed software/courseware	$28,257	$25,146	$3,111	$28,257	$23,414	$4,843
Customer contracts	13,018	10,466	2,552	13,018	10,055	2,963
Trademarks and trade names	905	5	900	905	—	905

	42,180	35,617	6,563	42,180	33,469	8,711
Goodwill	92,058	—	92,058	93,929	—	93,929

	$134,238	$35,617	$98,621	$136,109	$33,469	$102,640

The change in goodwill at April 30, 2006 from the amount recorded at January 31, 2006 was due primarily to the Company’s utilization of the tax benefit of net operating loss carryforwards assumed as part of the Merger.

Total
Gross carrying amount of goodwill, January 31, 2006	$93,929
Utilization of tax benefit	(1,754)
Other	(117)

Gross carrying amount of goodwill, April 30, 2006	$92,058

Amortization expense for the remainder of fiscal 2007 and the following fiscal years is expected to be as follows (in thousands):

Amortization
Fiscal Year	Expense
2007	$4,026
2008	1,625
2009	12

Total	$5,663

The Company will be conducting its annual impairment test of goodwill for fiscal 2007 in the fourth quarter.
8. COMPREHENSIVE INCOME/(LOSS)
SFAS No. 130, “Reporting Comprehensive Income,” requires disclosure of all components of comprehensive income/(loss) on an annual and interim basis. Comprehensive income/(loss) is defined as the change in equity of a business enterprise during a period resulting from transactions, other events and circumstances related to non-owner sources. Comprehensive income for the three months ended April 30, 2006 and 2005 was as follows (in thousands):

	THREE MONTHS ENDED
	APRIL 30,
	2006	2005
Comprehensive income:
Net income	$4,053	$2,467
Other comprehensive income/(loss) -
Foreign currency adjustment	(298)	(12)
Unrealized holding losses	76	(28)

Comprehensive income	$3,831	$2,427

Accumulated other comprehensive income as of April 30, 2006 and January 31, 2006 was as follows (in thousands):

	THREE MONTHS	YEAR ENDED
	ENDED APRIL 30,	JANUARY 31,
	2006	2006
Unrealized holding gains/(losses)	$61	$(15)
Foreign currency adjustment	(1,033)	(735)

Total accumulated other comprehensive loss	$(972)	$(750)

9. NET INCOME PER SHARE
Basic net income per share was computed using the weighted average number of shares outstanding during the period. Diluted net income per share was computed by giving effect to all dilutive potential shares outstanding. The weighted average number of shares outstanding used to compute basic net income per share and diluted net income per share was as follows:

	THREE MONTHS ENDED
	APRIL 30,
	2006	2005
Basic weighted average shares outstanding	101,037,377	105,662,213
Effect of dilutive shares outstanding	1,851,374	214,881

Weighted average common shares outstanding, as adjusted	102,888,751	105,877,094

The following share equivalents have been excluded from the computation of diluted weighted average shares outstanding for the three months ended April 30, 2006 and 2005, respectively, as they would be anti-dilutive:

	THREE MONTHS ENDED
	APRIL 30,
	2006	2005
Options excluded	14,112,294	17,431,937
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
The provision for income tax in the three months ended April 30, 2006 was approximately $2.0 million. Of this amount approximately $1.8 million relates to the expected utilization of acquired NOL carryforwards which do not alleviate tax burden in the statement of income and is recorded as an adjustment to goodwill. The $1.8 million of utilized acquired NOL carryforwards do not require cash payments to the taxing authorities. In addition, there is income generated in foreign countries, which cannot be offset through NOL carryforwards.
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
On November 18, 2004, Jody Glidden, Michael LeBlanc and Trish Glidden filed a lawsuit against the Company, David C. Drummond, Gregory M. Priest, Patrick E. Murphy and Jack Hayes in the United States District Court for the Northern District of California. The plaintiffs subsequently dismissed Patrick E. Murphy and Jack Hayes from the lawsuit. The court subsequently dismissed Trish Glidden’s claims. The plaintiffs had previously opted out of the class action settlement that received final approval from the court on September 29, 2004. The lawsuit set forth substantially the same claims as were alleged in the class action litigation. In particular, the lawsuit alleged that the Company misrepresented or omitted to state material facts in its SEC filings and press releases regarding its revenues and earnings and failed to correct such false and misleading SEC filings and press releases, which were alleged to have artificially inflated the price of the Company’s ADSs in connection with its acquisition of IC Global in early 2001. The lawsuit sought compensatory damages in excess of $3.7 million and other unspecified damages, including punitive damages. The parties settled the lawsuit on April 7, 2006. Pursuant to the settlement, the Company paid approximately $1.8 million to the plaintiffs on April 13, 2006 which the Company recorded and expensed as of January 31, 2006. The Court entered the Dismissal with Prejudice of the action on April 13, 2006.
Six class action lawsuits have been filed against the Company and certain of its current and former officers and directors captioned: (1) Gianni Angeloni v. SmartForce PLC d/b/a SkillSoft, William McCabe and Greg Priest; (2) Ari R. Schloss v. SkillSoft PLC f/k/a SmartForce PLC, Gregory M. Priest, Patrick E. Murphy, David C. Drummond and William G. McCabe; (3) Joseph J. Bish v. SmartForce PLC d/b/a SkillSoft, Gregory M. Priest, William G. McCabe, David C. Drummond, John M. Grillos, John P. Hayes and Patrick E. Murphy; (4) Stacey Cohen v. SmartForce PLC d/b/a SkillSoft, William G. McCabe and Greg Priest; (5) Daniel Schmelz v. SmartForce PLC d/b/a SkillSoft, William G. McCabe and Greg Priest; and (6) John O’Donoghue v. SmartForce PLC d/b/a SkillSoft, William G. McCabe and Greg Priest. Each lawsuit was filed in the United States District Court for the District of New Hampshire. In March 2004, the Company reached a settlement of this litigation for total settlement payments of $30.5 million, with one-half paid in August 2004 and the remainder expected to be paid in fiscal 2007. In July 2005, the Company received $19.5 million, which resulted from the final settlement with the insurance carriers regarding the 2002 securities class action lawsuit settlement of $30.5 million in March 2004 and the ongoing related litigation and SEC investigation. The Company recorded the aggregate settlement with the plaintiffs as a charge in its fiscal 2004 fourth quarter; and the settlement with its insurers was recorded in the fiscal 2006 second quarter.
12. DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE
The Company follows the provisions of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (SFAS No. 131). SFAS No. 131 established standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also established standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company’s chief operating decision makers, as defined under SFAS No. 131, are the Chief Executive Officer and the Chief Financial Officer. The Company views its operations and manages its business as principally two operating segments — Multi-Modal Learning (MML) and Retail Certification. On April 29, 2005, the Company sold certain assets and transferred certain liabilities related to its Retail Certification business and incurred a $681,000 loss on disposition. The sale did not have a negative impact on Retail Certification revenue for the quarter ended April 30, 2005, but did result in a reduction in revenue in subsequent fiscal quarters and that trend will continue for the remainder of fiscal 2007 when compared to fiscal 2006.
The following tables set forth the Company’s statements of operations for the fiscal quarters ended April 30, 2006 and 2005:

	Quarter Ended April 30, 2006
	Multi-Modal	Retail Certification	Combined
	(In thousands)
Revenue	$52,922	$1,731	$54,653
Net income	$3,980	$73	$4,053

	Quarter Ended April 30, 2005
	Multi-Modal	Retail Certification	Combined
	(In thousands)
Revenue	$48,050	$5,277	$53,327
Net income/(loss)	$3,702	$(1,235)	$2,467
The Company attributes revenues to different geographical areas on the basis of the location of the customer. Revenues by geographical area for the three month periods ended April 30, 2006 and 2005 were as follows (in thousands):

	THREE MONTHS ENDED
	APRIL 30,
	2006	2005
Revenue:
United States	$42,864	$41,971
United Kingdom	6,061	5,587
Canada	2,361	2,172
Europe, excluding UK	523	1,339
Australia/New Zealand	2,238	1,871
Other	606	387

Total revenue	$54,653	$53,327

Long-lived tangible assets at international facilities are not significant.
13. ACCRUED EXPENSES
Accrued expenses in the accompanying condensed combined balance sheets consist of the following (in thousands):

	APRIL 30, 2006	JANUARY 31, 2006
Accrued compensation and benefits	$7,750	$15,984
Course development fees	1,523	1,170
Professional fees	3,020	2,989
Accrued payables	1,050	1,254
Accrued miscellaneous taxes	281	395
Accrued merger related costs*	2,509	2,977
Sales tax payable/VAT payable	2,813	4,193
Accrued royalties	3,363	3,129
Accrued litigation settlements	15,250	17,040
Accrued restructuring	809	810
Other accrued liabilities	3,113	3,854

Total accrued expenses	$41,481	$53,795

*	Includes $1,188 and $1,584 of accrued payroll income taxes in April 30, 2006 and January 31, 2006, respectively.

14. LINE OF CREDIT
The Company has a $25 million line of credit with a bank expiring on July 22, 2006. Under the terms of the line of credit, the bank holds a first security interest in all domestic business assets. All borrowings under the line of credit bear interest at the bank’s prime rate. The facility is subject to a commitment fee of $50,000 to secure the line of credit and unused commitment fees of 0.125% based upon the daily average of un-advanced amounts under the revolving line of credit. In addition, the line of credit contains certain financial and non-financial covenants. The Company is currently in compliance with all covenants. Also, the line of credit provides that in the event of a Material Adverse Change (as defined in the line of credit), the lender has the ability to call amounts outstanding under the line of credit. As of April 30, 2006, there were no borrowings on the line of credit; however, the Company had an outstanding letter of credit of $15.5 million that reduced the availability under the line of credit. Letters of credit are subject to commission fees of 0.75% as well as administrative costs. The Company paid approximately $29,000 in letters of credit fees in the three months ended April 30, 2006.
15. SHARE REPURCHASE PROGRAM
In fiscal 2005, the Company’s shareholders approved the repurchase by the Company of up to an aggregate of 7,000,000 ADSs. The Company repurchased 1,841,514 for the three months ended April 30, 2005. The program expired on March 24, 2006. On March 23, 2006, the Company’s shareholders approved the renewal and extension of the program and the repurchase by the Company of up to an aggregate of 3,500,000 ADSs. Currently, none of the shares under the renewed program have been repurchased and as a result 3,500,000 are available for repurchase, subject to certain limitations, under the shareholder approved program.
16. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
The FASB recently issued Statement No. 154, “Accounting Changes and Error Corrections,” (SFAS 154), which is a replacement of APB Opinion No. 20, “Accounting Changes,” (APB 20) and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” (SFAS 3). SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. APB 20 previously required that such a change be reported as a change in accounting principle. SFAS 154 carries forward many provisions of APB 20 without change, including the provisions related to the reporting of a change in accounting estimate, a change in the reporting entity, and the correction of an error. SFAS 154 also carries forward the provisions of SFAS 3 that govern reporting accounting changes in interim financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS 154.
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Any statement in this Quarterly Report on Form 10-Q about our future expectations, plans and prospects, including statements containing the words “believes,” “anticipates,” “plans,” “expects,” “will” and similar expressions, constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including those set forth under Part II, Item 1A, “Risk Factors.”
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
Cost of revenue includes the cost of materials (such as storage media), packaging, shipping and handling, CD duplication, the cost of online mentoring and hosting services, royalties and certain infrastructure and occupancy expenses. We generally recognize these costs as incurred. Research and development expenses consist primarily of salaries and benefits, stock-based compensation, certain infrastructure and occupancy expenses, fees to consultants and course content development fees. We account for software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” which requires the capitalization of certain computer software development costs incurred after technological feasibility is established. In the fiscal year ended January 31, 2006, we capitalized approximately $1.7 million in software development costs of which $0.2 million was amortized in the three months ended April 30, 2006. Selling and marketing expenses consist primarily of salaries and benefits, stock-based compensation, commissions, advertising and promotion expenses, travel expenses and certain infrastructure and occupancy expenses. General and administrative expenses consist primarily of salaries and benefits, stock-based compensation, consulting and service expenses, legal expenses, audit and tax preparation costs, regulatory compliance costs and certain infrastructure and occupancy expenses.
Amortization of intangibles represents the amortization of intangible assets, such as customer value and content, from our acquisition of Books and our acquisition of GoTrain Corp. (GoTrain) and the Merger, as well as amortization of those assets capitalized under SFAS No. 86.
Restructuring primarily consists of charges associated with international restructuring activities as well as activities related to our fiscal 2005 content development restructuring.
Restatement - SEC investigation primarily consists of direct, incremental charges associated with, and as a result of, the restatement of SmartForce’s financial statements for 1999, 2000, 2001 and the first two quarters of 2002, the re-filing of statutory tax returns as a result of the restatement and charges related to the ongoing SEC investigation.
BUSINESS OUTLOOK
In the three months ended April 30, 2006, we generated revenue of $54.7 million as compared to $53.3 million in the three months ended April 30, 2005, and we reported net income in the three months ended April 30, 2006 of $4.1 million as compared to $2.5 million in the three months ended April 30, 2005. We continue to find ourselves in a challenging business environment due to (i) the overall market adoption rate for e-learning solutions remaining relatively slow, (ii) budgetary constraints on IT spending by our current and (iii) potential customers and price competition in the e-learning market generally. Despite these challenges, we have seen some stability in the marketplace and our core business has performed in accordance with our expectations. Our recent revenue growth and our growth prospects are strongest in our product lines focused on informal learning, such as those available from our Books24x7 subsidiary. As a result, we have increased our sales and marketing investment related to those product lines to help capitalize on the recent growth and potential continued growth for informal learning. We have also invested aggressively in research and development in those areas to accelerate the time by which our planned new products will be available to our customers.
In the fourth quarter of fiscal 2005, we restructured our content development organization to more efficiently manage costs and capitalize further on the flexibility inherent in our existing outsourcing model. The goal of the restructuring was to enable us to meet our existing content production targets at a reduced cost and with greater flexibility with respect to the product offerings in which we elect to make investments. The restructuring involved the elimination of 119 jobs in Dublin, Ireland and 12 in Nashua, New Hampshire within our research and development organization as well as facilities consolidation in Dublin. We shifted the remainder of our IT skills content development activities to our outsourcing suppliers, while continuing to maintain project management and quality control internally. This same restructuring included a reduction of an additional 15 jobs in Nashua, New Hampshire for a rightsizing of our inside sales operation and 9 jobs in Germany related to the shutdown of our German facility. As a result, we incurred restructuring charges related to payments to terminated employees, facilities consolidation and the repayment of grants previously awarded by Irish agencies. These charges totaled approximately $13.0 million and were incurred in the fourth quarter of fiscal 2005. We believe that the restructuring has resulted in content development cost savings which afforded us more flexibility to reinvest in an outsourcing model for other research and development initiatives and to increase profitability of the organization.
In the first quarter of fiscal 2006, in order to more fully focus on the MML business (which includes informal learning), we sold certain assets of our retail IT certification business, SmartCertify (the “Retail Certification” business). The Retail Certification business was focused on direct-to-consumer business and contributed less revenue than expected. This action has allowed us to fully focus our attention and resources on our core enterprise business. We have maintained a reseller arrangement with the acquiring organization, and we have maintained the existing customer contracts and will service those contracts until the contractual obligation is fulfilled. We have been recognizing revenue from the deferred revenue balance related to direct-to-consumer business over the 18 to 24 months subsequent to the date of sale. Substantially all of the sales, marketing and administrative costs of our Retail Certification business were eliminated.
During fiscal 2007, we plan to focus on revenue and earnings growth primarily through new customer acquisitions, continuing to execute on our new product and telesales distribution initiatives to provide new revenue streams, and a higher priority approach to produce a long-term contribution from possible merger and acquisition opportunities.
CRITICAL ACCOUNTING POLICIES
We believe that our critical accounting policies are those related to revenue recognition, amortization of intangible assets and impairment of goodwill, share-based compensation, deferral of commission, restructuring charges, legal contingencies and income taxes. We believe these accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require application of significant judgment by our management. In applying these policies, management uses its judgment in making certain assumptions and estimates. Our critical accounting policies are more fully described under the heading “Critical Accounting Policies” and in Note 2 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K as filed with the SEC on April 13, 2006. The policies set forth in our Form 10-K have not changed, except that the critical accounting policy for share-based compensation, which follows, is being modified as of this report as a result of the adoption of SFAS 123(R) on February 1, 2006.
Share Based Compensation
During the first quarter of fiscal 2006, we adopted the provisions of and accounted for stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”. SFAS 123(R) requires employee stock-based compensation awards to be accounted for under the fair value method and eliminates the ability to account for these instruments under the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. We adopted SFAS 123(R) on February 1, 2006 using the modified prospective application method as permitted under SFAS 123(R). Under this method, we are required to record compensation cost, based on the fair value estimated in accordance with SFAS 123(R), for stock-based awards granted after the date of adoption over the requisite service periods for the individual awards, which generally equals the vesting period. We are also required to record compensation cost for the unvested portion of previously granted stock-based awards outstanding at the date of adoption over the requisite service periods for the individual awards based on the fair value estimated in accordance with the original provisions of SFAS No. 123.
Prior to the adoption of SFAS 123(R), we accounted for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. Accordingly, no compensation expense was recorded for options issued to employees and non-employee directors in fixed amounts and with fixed exercise prices at least equal to the market price of our ordinary shares at the date of grant. When the exercise price of stock options granted to employees was less than the market price of our ordinary shares at the date of grant, we recorded the difference multiplied by the number of shares under option as deferred compensation, which was amortized over the vesting period of the options. Additionally, deferred compensation was recorded for the options assumed in connection with the Merger on September 6, 2002. We are amortizing this deferred compensation over the vesting period of the underlying options. We reversed deferred compensation associated with unvested stock options upon the cancellation of shares for terminated employees and upon the adoption of SFAS 123(R) against additional paid-in capital.
In anticipation of the adoption of SFAS 123(R), in the fourth quarter of fiscal 2006, our Board of Directors approved the accelerated vesting of all currently outstanding unvested stock options previously awarded to employees effective January 13, 2006. This vesting acceleration did not extend to any options held by executive officers or directors. Vesting was accelerated for options to purchase approximately 1.7 million of our ordinary shares, or approximately 11% of the Company’s total outstanding stock options at the time.

The decision to accelerate vesting of these options was made to avoid recognizing compensation cost related to these options in our future statements of operations upon the adoption of SFAS 123(R). It is estimated that the maximum future compensation expense that would have been recorded in our statements of operations had the vesting of these options not been accelerated is approximately $9.1 million, including approximately $4.7 million of stock-based compensation expense in the fiscal year ending January 31, 2007. The amounts were instead reflected in our pro-forma charge as presented in Note 2 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K as filed with the SEC on April 13, 2006.
As permitted under SFAS No. 123 and SFAS 123(R), we use the Black-Scholes option pricing model to estimate the fair value of stock option grants. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. The estimated fair value of employee stock options is amortized to expense using the straight-line method over the vesting period. Our assumed dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Since adoption of SFAS 123(R) on February 1, 2006, the expected stock-price volatility assumption used by us has been based on a blend of implied volatility in conjunction with calculations of our historical volatility determined over a period commensurate with the expected term of our option grants. The implied volatility is based on exchange traded options of our stock. We believe that using a blended volatility assumption will result in the best estimate of expected volatility. Prior to adoption of SFAS 123(R), the expected volatility was based on historical volatilities of the underlying stock, only. The assumed risk-free interest rate is the U.S. Treasury security rate with a term equal to the expected life of the option. The assumed expected life is based on company-specific historical experience. With regard to the estimate of the expected life, we consider the exercise behavior of past grants and the pattern of aggregate exercises. We looked at historical option grant cancellation and termination data in order to determine our assumption of forfeiture rate. Prior to the adoption of SFAS 123(R), forfeitures were not estimated at the time of award and adjustments were reflected in pro forma net income disclosures as forfeitures occurred.
If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods, or if we decide to use a different valuation model, the stock-based compensation expense we recognize in future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and earnings per share. It may also result in a lack of comparability with other companies that use different models, methods and assumptions. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. These characteristics are not present in our option grants. Existing valuation models, including the Black-Scholes model, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire with little or no intrinsic value compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, the value realized from these instruments may be significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. Currently, there is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. The guidance in SFAS 123(R) is relatively new from an application perspective and the application of these principles may be subject to further interpretation and refinement over time. See Note 5 of the Condensed Consolidated Financial Statements in Item 1 for further information regarding our adoption of SFAS 123(R).
RESULTS OF OPERATIONS
THREE MONTHS ENDED APRIL 30, 2006 VERSUS THREE MONTHS ENDED APRIL 30, 2005

	DOLLAR	QUARTER ENDED APRIL 30,
	INCREASE/(DECREASE)	PERCENT CHANGE
	2005/2006	INCREASE/(DECREASE)	PERCENTAGE OF REVENUE
	(IN THOUSANDS)	2005/2006	2006†	2005†
Revenue	$1,326	3%	100%	100%
Cost of revenue	617	11%	12%	11%

Gross margin	709	2%	88%	89%

Operating expenses:
Research and development	48	1%	18%	19%
Selling and marketing	(954)	(4%)	43%	45%
General and administrative	996	16%	13%	12%
Amortization of intangible assets	(98)	(4%)	4%	4%
Restructuring	(703)	100%	—	1%
Restatement – SEC investigation	2	1%	1%	1%

Total operating expenses	(709)	(2%)	79%	82%

Operating income	1,418	37%	10%	7%

	DOLLAR	QUARTER ENDED APRIL 30,
	INCREASE/(DECREASE)	PERCENT CHANGE
	2005/2006	INCREASE/(DECREASE)	PERCENTAGE OF REVENUE
	(IN THOUSANDS)	2005/2006	2006†	2005†
Other income/(expense), net	120	*	—	—
Interest income	449	126%	2%	1%
Interest expense	(5)	8%	—	—
Loss on sale of assets, net	681	*	—	(1%)

Income before provision for income taxes	2,663	79%	11%	6%
Provision for income taxes	1,077	117%	4%	2%

Net income	$1,586	64%	7%	5%

*	Not meaningful

†	Does not add due to rounding
REVENUE

	QUARTERS ENDED APRIL 30,
(IN THOUSANDS)	2006	2005	CHANGE
Revenue:
Multi-Modal Learning	$52,922	$48,050	$4,872
Retail Certification	1,731	5,277	(3,546)

Total	$54,653	$53,327	$1,326

In the three months ended April 30, 2005, we sold certain assets related to SmartCertify, our Retail Certification business. The sale resulted in a reduction in revenue of $3.5 million in our Retail Certification business for the three months ended April 30, 2006 as compared to the three months ended April 30, 2005. The 10% increase in our MML revenue is primarily due to revenue generated from new business primarily derived from our product lines focused on informal learning, better than anticipated reseller revenues and a greater share of business having closed earlier in the respective quarterly period for the three months ended April 30, 2006. We expect the trend in our Retail Certification business to continue with a reduction to approximately $5.0 million in revenue in fiscal 2007 when compared to $14.3 million in fiscal 2006. We expect this decrease in revenue to be offset in fiscal 2007 by increased MML revenue generated from new business.

	QUARTERS ENDED APRIL 30,
(IN THOUSANDS)	2006	2005	CHANGE
Revenue:
United States	$42,864	$41,971	$893
International	11,789	11,356	433

Total	$54,653	$53,327	$1,326

Revenue increased by 2% and 4% in the United States and internationally, respectively, in the three months ended April 30, 2006 as compared to the three months ended April 30, 2005 as a result of the reasons described above.
We exited the fiscal year ended January 31, 2006 with non-cancelable backlog of approximately $171 million as compared to $168 million at January 31, 2005. This amount is calculated by combining the amount of deferred revenue at our fiscal year end with the amounts to be added to deferred revenue throughout the next twelve months as a result of committed customer contracts and determining how much of these amounts are scheduled to amortize into revenue during fiscal 2007. The amount scheduled to amortize into revenue during fiscal 2007 is disclosed as “backlog” as of January 31, 2006. Amounts to be added to deferred revenue during fiscal 2007 include subsequent installment billings for ongoing contract periods as well as billings for new or continuing contracts. As a result of the previously described sale of certain assets related to SmartCertify, the balance of non-cancelable backlog at January 31, 2006 reflects a reduction of approximately $10.6 million in SmartCertify backlog when compared to January 31, 2005, and SmartCertify will not contribute new contracts during fiscal 2007. We have included this non-GAAP disclosure due to the fact that it is directly related to our subscription based revenue recognition policy. This is a key business metric, which factors into our forecasting and planning activities and provides visibility into fiscal 2007 revenue.
COSTS AND EXPENSES
The increase in cost of revenue in the three months ended April 30, 2006 versus the three months ended April 30, 2005 was primarily due to a higher mix of royalty-bearing content due to the growth of our Books 24x7 Referenceware product line.
The increase in research and development expenses in the three months ended April 30, 2006 versus the three months ended April 30, 2005 was primarily due to stock-based compensation expense, which had been recorded on a pro-forma basis only in the financial statement footnotes, in the prior fiscal year, of $0.4 million. This increase was partially offset by a reduction of $0.3 million in outsourcing activity primarily due to incremental costs incurred in the three months ended April 30, 2005 to introduce the SkillSoft Dialogue product offering. We anticipate that research and development expenses will be between 18% and 19% of revenue in fiscal 2007.
The decrease in selling and marketing expenses in the three months ended April 30, 2006 versus the three months ended April 30, 2005 was primarily due to the expense reduction of $2.8 million resulting from the sale of certain assets related to SmartCertify, our Retail Certification business, at the end of our fiscal 2006 first quarter. This was partially offset by stock-based compensation expense, which had been recorded on a pro-forma basis only in the financial statement footnotes, in the prior fiscal year, of $0.8 million, and additional investment in our Books sales force of $0.7 million and the direct sales force, targeted at new customers, of $0.3 million. We anticipate that selling and marketing expenses will be between 40% and 41% of revenue in fiscal 2007.
The increase in general and administrative expenses in the three months ended April 30, 2006 versus the three months ended April 30, 2005 was primarily due to stock-based compensation expense, which had been recorded on a pro-forma basis only in the financial statement footnotes, in the prior fiscal year, of $0.6 million and $0.5 million of expenses related to IT consulting services for use with our internal financial systems. These increases were partially offset by the expense reduction of $0.4 million resulting from the sale of certain assets of SmartCertify at the end of our fiscal 2006 first quarter. We anticipate that general and administrative expense will be between 12% and 13% of revenue in fiscal 2007.
The decrease in restructuring expenses in the three months ended April 30, 2006 versus the three months ended April 30, 2005 was due to the restructuring of our Retail Certification business in the three months ended April 30, 2005. We did not incur any restructuring charges in the three months ended April 30, 2006.
OTHER EXPENSE, NET
The change in other income/(expense), net in the three months ended April 30, 2006 versus the three months ended April 30, 2005 was primarily due to foreign currency fluctuations. Due to our multi-national operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies used in our business.
INTEREST INCOME
The increase in interest income in the three months ended April 30, 2006 versus the three months ended April 30, 2005 was primarily due to more funds being available for investment and higher interest rates on our cash and cash equivalents and investments.
LOSS ON SALE OF ASSETS, NET
We recorded a loss of $681,000 in the three months ended April 30, 2005. This loss is primarily the result of investment banking and professional fees associated with the sale of certain assets of the Retail Certification business.
PROVISION FOR INCOME TAXES
We are using an effective tax rate of 33.0% for fiscal year 2007 compared to 20.6% for fiscal year 2006. The increase in the rate reflects nontaxable insurance proceeds received in fiscal year 2006 and the Company’s increased utilization of acquired net operating loss carryforwards in the U.S. in fiscal year 2007.
The 2007 and 2006 effective tax rates are less than the combined U.S. Federal and state rate due to the utilization of net operating losses in the U.S. and in certain foreign jurisdictions as well as the $19.5 million insurance settlement received in fiscal year 2006 not being taxable.
LIQUIDITY AND CAPITAL RESOURCES
As of April 30, 2006, our principal source of liquidity was our cash and cash equivalents and short-term investments, which totaled $93.1 million. This compares to $73.3 million at January 31, 2006.
Net cash provided by operating activities was $18.1 million for the three months ended April 30, 2006, which includes net income of $4.1 million, depreciation and amortization of $3.6 million, stock-based compensation expense of $1.8 million, non-cash income tax provision of $1.8 million and a reduction of accounts receivable of $38.6 million. These amounts were partially offset by a decrease in deferred revenue of $19.5 million as well as a decrease in accrued expenses of $13.0 million. The decrease in accounts receivable, deferred revenue and accrued expenses are primarily a result of the seasonality of our operations with the fourth quarter of our fiscal year historically generating the most activity.
Net cash used in investing activities was $17.3 million for the three months ended April 30, 2006, which includes the purchase of investments, net of maturities, generating a net cash outflow of approximately $16.1 million in the three months ended April 30, 2006. In addition, purchases of capital assets, primarily related to additional investments in our hosting infrastructure, totaled approximately $1.3 million.
Net cash provided by financing activities was $2.3 million for the three months ended April 30, 2006. This was the result of proceeds from the exercise of share options and share purchases under our 2004 Employee Share Purchase Plan.
Our working capital/(deficit) was approximately $3.9 million and ($8.2) million as of April 30, 2006 and January 31, 2006, respectively. The increase in our working capital was primarily due to our net income of $4.1 million, depreciation and amortization of $3.6 million, stock-based compensation expense of $1.8 million, a non-cash provision for income tax of $1.8 million and $2.3 million of proceeds from the exercise of share options and share purchases under our 2004 Employee Share Purchase Plan, which was partially offset by the purchase of property and equipment of $1.3 million.
We have a $25 million line of credit with a bank expiring on July 22, 2006. Under the terms of the line of credit, the bank holds a first security interest in all domestic business assets. All borrowings under the line of credit bear interest at the bank’s prime rate. The facility is subject to a commitment fee of $50,000 to secure the line of credit and unused commitment fees of 0.125% based upon the daily average of un-advanced amounts under the revolving line of credit. In addition, the line of credit contains certain financial and non-financial covenants. We are currently in compliance with all covenants. Also, the line of credit provides that in the event of a Material Adverse Change (as defined in the line of credit), the lender has the ability to call amounts outstanding under the line of credit. As of April 30, 2006, there were no borrowings on the line of credit; however, we had an outstanding letter of credit of $15.5 million that reduced the availability under the line of credit. Letters of credit are subject to commission fees of 0.75% as well as administrative costs. We paid approximately $29,000 in letters of credit fees in the three months ended April 30, 2006.
As of January 31, 2006, we had U.S. federal net operating loss carryforwards (NOLs) of approximately $314.0 million. These NOLs, which are subject to potential limitations based upon change in control provisions of Section 382 of the Internal Revenue Code, are available to reduce future taxable income, if any, through 2025. We also had U.S. federal tax credit carryforwards of approximately $5.6 million at January 31, 2006. Additionally, we had approximately $99.7 million of net operating loss carryforwards in jurisdictions outside of the U.S. If not utilized, these carryforwards expire at various dates through the year ending January 31, 2025. Included in the $314.0 million are approximately $200.1 million of U.S. net operating loss carryforwards and $365,000 of U.S. tax credit carryforwards that were acquired in the Merger and the purchase of Books. In addition, included in the $99.7 million is approximately $61.1 million of net operating loss carryforwards in jurisdictions outside the U.S. acquired in the Merger and the purchase of Books. We will realize the benefits of these acquired net operating losses through reductions to goodwill and non-goodwill intangibles during the period that the losses are utilized to reduce tax payments. Also included in the $314.0 million at January 31, 2006 is approximately $28.0 million of net operating loss carryforwards in the United States resulting from disqualifying dispositions. We will realize the benefit of these losses through increases to stockholder’s equity in the periods in which the losses are utilized to reduce tax payments.
We lease certain of our facilities and certain equipment and furniture under operating lease agreements that expire at various dates through 2023. Future minimum lease payments, net of estimated rentals, under these agreements are as follows (in thousands):

	Payments Due by Period
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Operating Lease Obligations	$29,677	$5,142	$8,290	$3,144	$13,101

We have no future contracted obligations related to long-term debt, capital leases or purchase obligations.
We have a remaining payout to be made in the fiscal year ending January 31, 2007 of $15.25 million relating to the settlement of the 2002 securities class action litigation described in Note 8(c) of the Notes to the Consolidated Financial Statements in our Form 10-K filed on April 13, 2006.

We expect to experience similar spending related to capital expenditures in the fiscal year ending January 31, 2007, as compared to the fiscal year ended January 31, 2006, and we will continue to invest in our research and development and sales and marketing in order to execute our business plan and achieve expected revenue growth. To the extent that our execution of the business plan results in increased sales, we expect to experience corresponding increases in deferred revenue, cash flow and prepaid expenses. Capital expenditures for the fiscal year ending January 31, 2007 are expected to be approximately $7.0 million. We purchased 6,533,884 shares under our shareholder approved repurchase plan during fiscal 2005 and 2006. This plan expired on March 24, 2006 with 466,116 shares available for repurchase under the original program. Our shareholders have approved the renewal and extension of the plan and as a result we currently have the ability to purchase, subject to certain limitations, up to 3,500,000 of our outstanding shares under the approved shareholder plan. Under the program, there are limitations on our ability to purchase shares up to this level, which include, but are not limited to, the availability of distributable profits under Irish regulations and available cash. We expect that the principal sources of funding for our operating expenses, capital expenditures, litigation settlement payments and other liquidity needs will be a combination of our available cash and cash equivalents and short-term investments, and funds generated from future cash flows from operating activities. We believe our current funds and expected cash flows from operating activities will be sufficient to fund our operations for at least the next 12 months. However, there are several items that may negatively impact our available sources of funds. In addition, our cash needs may increase due to factors such as unanticipated developments in our business or significant acquisitions. The amount of cash generated from operations will be dependent upon the successful execution of our business plan. Although we do not foresee the need to raise additional capital, any unanticipated economic or business events could require us to raise additional capital to support operations.
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
ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of April 30, 2006, we did not use derivative financial instruments for speculative or trading purposes.
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
FOREIGN CURRENCY RISK

Due to our multi-national operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues or pay expenses and the U.S. dollar. Our expenses are not necessarily incurred in the currency in which revenue is generated, and, as a result, we are required from time to time to convert currencies to meet our obligations. These currency conversions are subject to exchange rate fluctuations, in particular changes to the value of the euro, Canadian dollar, Australian dollar, New Zealand dollar, Singapore dollar, and pound sterling relative to the U.S. dollar, which could adversely affect our business and the results of operations. During the three months ended April 30, 2006 and 2005, we incurred foreign currency exchange losses of $30,000 and $165,000, respectively.
ITEM 4. — CONTROLS AND PROCEDURES
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II
ITEM 1. — LEGAL PROCEEDINGS
On November 18, 2004, Jody Glidden, Michael LeBlanc and Trish Glidden filed a lawsuit against us, David C. Drummond, Gregory M. Priest, Patrick E. Murphy and Jack Hayes in the United States District Court for the Northern District of California. The plaintiffs subsequently dismissed Patrick E. Murphy and Jack Hayes from the lawsuit. The court subsequently dismissed Trish Glidden’s claims. The plaintiffs had previously opted out of the class action settlement that received final approval from the court on September 29, 2004. The lawsuit set forth substantially the same claims as were alleged in the class action litigation. In particular, the lawsuit alleged that we misrepresented or omitted to state material facts in our SEC filings and press releases regarding our revenues and earnings and failed to correct such false and misleading SEC filings and press releases, which were alleged to have artificially inflated the price of the our ADSs in connection with our acquisition of IC Global in early 2001. The lawsuit sought compensatory damages in excess of $3.7 million and other unspecified damages, including punitive damages. The parties settled the lawsuit on April 7, 2006. Pursuant to the settlement, we paid approximately $1.8 million to the plaintiffs on April 13, 2006. The Court entered the Dismissal with Prejudice of the action on April 13, 2006.
See Part I Item 3 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2006 for a discussion of legal proceedings for which there were no material developments during the quarter ended April 30, 2006.
ITEM 1A. – RISK FACTORS
Investors should carefully consider the risks described below before making an investment decision with respect to shares of the Company.
While the following risk factors have been updated to reflect developments subsequent to the filing of our Annual Report on Form 10-K for the fiscal year ended January 31, 2006, there have been no material changes to the risk factors included in that report.
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
WE HAVE EXPERIENCED NET LOSSES IN THE PAST, AND WE MAY BE UNABLE TO MAINTAIN PROFITABILITY.
We recorded a net loss of $113.3 million for the fiscal year ended January 31, 2004, $20.1 million for the fiscal year ended January 31, 2005 and net income of $35.2 million for the fiscal year ended January 31, 2006. While we achieved profitability in the fiscal year ending January 31, 2006 and the first quarter of fiscal 2007, we cannot guarantee that our business will sustain profitability in any future period.
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
The Financial Accounting Standards Board has determined to require all companies to treat the value of stock options granted to employees as an expense commencing in our first quarter of fiscal 2007. The Company adopted this accounting in the quarter ended April 30, 2006 and recorded $1.5 million of stock-based compensation expense. This change requires companies to record a compensation expense equal to the value of each stock option granted. This expense will be spread over the vesting period of the stock option. Due to the fact that we will be required to expense stock option grants, it could reduce the attractiveness of granting stock options because the additional expense associated with these grants would reduce our profitability. However, stock options are an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock option program. Accordingly, either our profitability, or our ability to use stock options as an employee recruitment and retention tool would be adversely impacted.
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
ITEM 2. — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Not applicable.
ITEM 3. — DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We held an extraordinary general meeting of shareholders (the “EGM”) on March 23, 2006. Under the terms of the deposit agreement, The Bank of New York is entitled to vote or cause to be voted on behalf of, and in accordance with the instructions received from, the ADS holders. Two individual shareholders and the Chairman, as proxy for BNY (Nominees) Limited, the custodian for the ordinary shares representing the ADS’s, were present for the vote along with the auditor and a legal representative. Voting was conducted on a show of hands in accordance with Irish law. There were no abstentions, broker non-votes or votes withheld with respect to any matter submitted to a vote of the ordinary shareholders at the EGM.
The following is a brief description of each matter submitted to a vote of the ordinary shareholders and a summary of the votes tabulated with respect to each such matter at the EGM, as well as a summary of the votes cast by The Bank of New York based on the ADR facility:
     (1) Approval of a remuneration package for non-executive directors for their ordinary non-executive services as directors.

	Votes “FOR”	“AGAINST”	“ABSTAIN”
Ordinary Shareholders	3	0	0
ADS Holders	106,478,661	845,887	88,077
     (2) Approval of the renewal and extension of the current share purchase program to allow us and/or certain of our subsidiaries to purchase our shares out of profits available for distribution.

	Votes “FOR”	“AGAINST”	“ABSTAIN”
Ordinary Shareholders	3	0	0
ADS Holders	107,245,6775	92,745	74,205
     (3) Approval of an amendment to our 2002 share option plan to increase the total number of shares reserved for issuance thereunder by 5,100,000 ordinary shares of €0.11 each (to 7,450,000 ordinary shares of €0.11 each) to be effected through a reallocation of shares currently available for grant under other existing SkillSoft share option plans, resulting in amendments to the other plans to reduce the shares issuable thereunder by an aggregate of 5,100,000 ordinary shares.

	Votes “FOR”	“AGAINST”	“ABSTAIN”
Ordinary Shareholders	3	0	0
ADS Holders	86,737,448	20,582,032	93,145
ITEM 5. — OTHER INFORMATION
Not applicable.
ITEM 6. — EXHIBITS
See the Exhibit Index attached hereto.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKILLSOFT PUBLIC LIMITED COMPANY
Date: June 9, 2006	By:	/s/ Thomas J. McDonald
Thomas J. McDonald
Chief Financial Officer

EXHIBIT INDEX
10.1	Summary of Fiscal 2007 Executive Incentive Compensation Program (Incorporated by reference to Exhibit 99.1 to SkillSoft PLC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 28, 2006 (File No. 000-25674)).

31.1	Certification of SkillSoft PLC’s Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of SkillSoft PLC’s Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of SkillSoft PLC’s Chief Executive Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) under the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of SkillSoft PLC’s Chief Financial Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) under the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.