Form 10-Q
period 2006-07-31
SKILLSOFT PUBLIC LIMITED CO
filed 2006-09-08
CIK 940181

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2006
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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On August 31, 2006, the registrant had outstanding 108,193,405 Ordinary Shares (issued or issuable in exchange for the registrant’s outstanding American Depository Shares).

SKILLSOFT PLC
FORM 10-Q
FOR THE QUARTER ENDED JULY 31, 2006
INDEX

PART I
ITEM 1. — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SKILLSOFT PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED, IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	JULY 31,	JANUARY 31,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$47,972	$51,937
Short-term investments	49,084	21,632
Restricted cash	4,723	5,039
Accounts receivable, net	47,883	85,681
Prepaid expenses and other current assets	16,622	22,006

Total current assets	166,284	186,295
Property and equipment, net	10,078	10,231
Intangible assets, net	4,420	8,711
Goodwill	88,912	93,929
Long-term investments	3,517	—
Deferred tax assets, net	694	694
Other assets	44	42

Total assets	$273,949	$299,902

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,703	$3,819
Accrued expenses	41,808	53,795
Deferred revenue	109,572	136,699

Total current liabilities	154,083	194,313
Long term liabilities	2,837	3,317
Commitments and contingencies (Note 11)
Shareholders’ equity:
Ordinary shares, E0.11 par value: 250,000,000 shares authorized; 108,122,290 and 107,344,243 shares issued at July 31, 2006 and January 31, 2006, respectively	11,882	11,773
Additional paid-in capital	567,797	562,052
Treasury share, at cost, 6,533,884 ordinary shares	(24,524)	(24,524)
Deferred compensation	—	(465)
Accumulated deficit	(436,937)	(445,814)
Accumulated other comprehensive loss	(1,189)	(750)

Total shareholders’ equity	117,029	102,272

Total liabilities and shareholders’ equity	$273,949	$299,902

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(UNAUDITED, IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	July 31,		July 31,
	2006	2005	2006	2005
Revenue	$55,734	$53,604	$110,387	$106,931
Cost of revenue (1)	6,665	6,318	13,116	12,152

Gross profit	49,069	47,286	97,271	94,779
Operating expenses:
Research and development (1)	9,901	10,236	19,866	20,153
Selling and marketing (1)	23,136	20,884	46,393	45,095
General and administrative (1)	6,824	6,743	14,104	13,027
Legal settlements/(insurance recoveries)	—	(19,500)	—	(19,500)
Amortization of intangible assets	2,143	2,307	4,291	4,553
Restructuring	22	(116)	22	587
Restatement — SEC investigation	69	834	321	1,084

Total operating expenses	42,095	21,388	84,997	64,999

Operating income	6,974	25,898	12,274	29,780
Other (expense)/income, net	(41)	495	(31)	385
Interest income	1,069	347	1,874	703
Interest expense	(70)	(37)	(136)	(98)
Loss on sale of assets, net	—	—	—	(681)

Income before provision for income taxes	7,932	26,703	13,981	30,089
Provision for income taxes	3,107	3,759	5,103	4,678

Net income	$4,825	$22,944	$8,878	$25,411

Net income per share (Note 9):
Basic	$0.05	$0.22	$0.09	$0.24

Basic weighted average shares outstanding	101,524,912	103,796,060	101,285,185	104,362,838

Diluted	$0.05	$0.22	$0.09	$0.24

Diluted weighted average shares outstanding	104,050,160	104,222,841	103,460,319	104,895,595

(1)	Share-based compensation included in cost of revenue and operating expenses:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	July 31,		July 31,
	2006	2005	2006	2005
Cost of revenue	$11	$—	$17	$—
Research and development	284	46	667	94
Selling and marketing	608	166	1,377	347
General and administrative	630	8	1,253	16

	$1,533	$220	$3,314	$457

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, IN THOUSANDS)

	SIX MONTHS ENDED
	JULY 31,
	2006	2005
Cash flows from operating activities:
Net income	$8,878	$25,411
Adjustments to reconcile net income to net cash provided by operating activities -
Share-based compensation	3,314	457
Depreciation and amortization	3,032	2,596
Amortization of intangible assets	4,291	4,553
Recovery of bad debts	(363)	(623)
Loss on disposition	—	681
Provision for income tax — non-cash	4,446	4,002
Changes in current assets and liabilities:
Accounts receivable	38,802	38,117
Prepaid expenses and other current assets	5,867	3,755
Accounts payable	(1,150)	(2,685)
Accrued expenses, including long-term liabilities	(12,642)	(17,447)
Deferred revenue	(28,156)	(27,990)

Net cash provided by operating activities	26,319	30,827
Cash flows from investing activities:
Purchases of property and equipment	(2,855)	(3,628)
Capitalized software development costs	—	(1,247)
Purchases of investments	(53,484)	(11,948)
Maturity of investments	22,245	14,673
Release/(designation) of restricted cash	316	(4,840)

Net cash used in by investing activities	(33,778)	(6,990)
Cash flows from financing activities:
Exercise of share options	1,301	457
Proceeds from employee share purchase plan	1,703	1,336
Payments to acquire treasury share	—	(20,244)

Net cash provided by / (used in) financing activities	3,004	(18,451)
Effect of exchange rate changes on cash and cash equivalents	490	(1,015)

Net (decrease)/increase in cash and cash equivalents	(3,965)	4,371
Cash and cash equivalents, beginning of period	51,937	34,906

Cash and cash equivalents, end of period	$47,972	$39,277

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. THE COMPANY
SkillSoft® PLC (the Company or SkillSoft) was incorporated in Ireland on August 8, 1989. The Company is a leading provider of comprehensive e-learning content and technology products for businesses and information technology (IT) professionals within global enterprises. The Company also sells to various government agencies, educational institutions and small to medium sized companies. SkillSoft PLC is the result of a merger between SmartForce PLC and SkillSoft Corporation on September 6, 2002 (the Merger).
2. BASIS OF PRESENTATION
The accompanying, unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all material adjustments (consisting only of those of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of July 31, 2006 and, the results of its operations for the three and six months ended July 31, 2006 and 2005 and its cash flows for the six months ended July 31, 2006 and 2005. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.
3. CASH, CASH EQUIVALENTS, RESTRICTED CASH AND INVESTMENTS
The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. At July 31, 2006 and January 31, 2006, cash equivalents consisted mainly of commercial paper, short-term federal agency notes and money market funds. The Company considers the cash held in certificates of deposit with a commercial bank to secure certain facility leases and to secure funds to defend named, former and current executives, and board members of SmartForce PLC for actions arising out of the SEC investigation to be restricted cash. The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115). Under SFAS No. 115, securities that the Company does not intend to hold to maturity are reported at market value and are classified as available-for-sale. At July 31, 2006, the Company’s investments had an average remaining maturity of approximately 127 days or 4.2 months. These investments are classified as current assets or long-term investments in the accompanying condensed consolidated balance sheets based upon the period over which they will mature.
4. REVENUE RECOGNITION
The Company generates revenue from the license of products and services and from providing hosting/application service provider (ASP) services.
The Company follows the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, “Software Revenue Recognition”, as amended by SOP 98-4 and SOP 98-9, to account for revenue derived pursuant to license agreements under which customers license the Company’s products and services. The pricing for the Company’s courses varies based upon the number of course titles or the courseware bundle licensed by a customer, the number of users within the customer’s organization and the length of the license agreement (generally one, two or three years). License agreements permit customers to exchange course titles, generally on the contract anniversary date. Additional product features, such as hosting and online mentoring services, are separately licensed for an additional fee.
The pricing for the Company’s SkillChoice multi-modal learning (SMML) licenses varies based on the content offering selected by the customer, the number of users within the customer’s organization and the length of the license agreement. A SMML license provides customers access to a full range of learning products including courseware, Referenceware®, simulations, mentoring and prescriptive assessment.

A Referenceware license gives users access to a full Referenceware library within one or more Referenceware collections (examples of which include: ExecSummaries™, ExecBluePrints™, ITPro™, BusinessPro™, FinancePro™, EngineeringPro™, GovEssential™ and OfficeEssentials™) from Books24x7® (Books). The pricing for the Company’s Referenceware licenses varies based on the collections specified by a customer, the number of users within the customer’s organization and the length of the license agreement.
The Company offers discounts from its ordinary pricing, and purchasers of licenses for a larger number of courses, larger user bases or longer periods of time generally receive discounts. Generally, customers may amend their license agreements, for an additional fee, to gain access to additional courses or product lines and/or to increase the size of its user base. The Company also derives revenue from hosting fees for clients that use its solutions on an ASP) basis and from the provision of online mentoring services and professional services. In selected circumstances, the Company derives revenue on a pay-for-use basis under which some customers are charged based on the number of courses accessed by users. Revenue derived from pay-for-use contracts has been minimal to date.
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
The Company provides professional services, including instructor led training, customized content, websites and implementation services. The Company typically recognizes professional service revenue as the services are performed.
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
SkillSoft contracts often include an uptime guarantee for solutions hosted on the Company’s servers whereby customers may be entitled to credits in the event of non-performance. The Company also retains the right to remedy any non-performance event prior to issuance of any credit. Historically, the Company has not incurred substantial costs relating to this guarantee and the Company currently accrues for such costs as they are incurred. The Company reviews these costs on a regular basis as actual experience and other information becomes available; and should they become more substantial, the Company would accrue an estimated exposure and consider the potential related effects of the timing of recording revenue on its license arrangements. The Company has not accrued any costs related to these warranties in the accompanying consolidated financial statements.
5. ACCOUNTING FOR SHARE-BASED COMPENSATION
The Company has several share-based compensation plans under which employees, officers, directors and consultants may be granted options to purchase the Company’s ordinary shares, generally at the market price on the date of grant. The options become exercisable over various periods, typically four years and have a maximum term of up to ten years. As of July 31, 2006, 7,587,479 ordinary shares remain available for future grant under the Company’s share option plans. Please see Note 9 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K as filed with the SEC on April 13, 2006 for a detailed description of the Company’s share option plans.
On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS Statement No. 123(R) (SFAS 123(R)), “Share-Based Payment,” which is a revision of SFAS Statement No. 123 (SFAS 123), “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes APB Opinion No. 25, (Opinion 25), “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach on SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee share options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.
SFAS 123(R) must be adopted for fiscal years starting after June 15, 2005. As a result, the Company adopted SFAS 123(R) on February 1, 2006.
As permitted by SFAS 123, the Company historically accounted for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee share options. The Company has adopted the “modified prospective” method alternative outlined in SFAS 123(R). A “modified prospective” method is one in which compensation cost is recognized beginning with the effective date of SFAS 123(R) (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. As a result, the Company is recognizing share-based compensation expense related to the portion of share option grants issued prior to the adoption of SFAS 123(R) which are continuing to vest in the current period, whose fair value was calculated utilizing a Black-Scholes Option Pricing Model. In addition, SFAS 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy under SFAS 123.
The share-based compensation expense reduced basic earnings per share by $0.02 and diluted earnings per share by $0.01 for the three months ended July 31, 2006 and both basic and diluted earnings per share by $0.03 for the six months ended July 31, 2006. These results reflect share-based compensation expense of $1.5 million and no related tax benefit, due to the Company’s full valuation allowance on its U.S. deferred tax assets, for the three months ended July 31, 2006 and share-based compensation expense of $3.3 million and no related tax benefit for the six months ended July 31, 2006. In accordance with the modified-prospective transition method of SFAS 123(R), results for prior periods have not been restated. As of July 31, 2006, there was $3.7 million of compensation expense related to non-vested share awards that is expected to be recognized over a period of 3.88 years and a weighted-average period of 3.38 years.
Prior to adopting SFAS 123(R), the Company accounted for share-based compensation under Opinion 25. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to the three and six month periods ending July 31, 2005 (in thousands, except per share data).

	THREE MONTHS	SIX MONTHS
	ENDED JULY 31,	ENDED JULY 31,
	2005	2005
Net income —
As reported	$22,944	$25,411
Add: Share-based compensation expense recognized under Opinion 25	220	457
Less: Total share-based compensation expense determined under fair value based method for all awards	(4,197)	(9,006)

Pro forma net income	$18,967	$16,862

Basic and diluted net income per share —
As reported	$0.22	$0.24

Pro forma	$0.18	$0.16

In anticipation of the adoption of SFAS 123(R), in the fourth quarter of fiscal 2006, the Company’s Board of Directors approved the accelerated vesting of all currently outstanding unvested stock options previously awarded to employees effective January 13, 2006. This vesting acceleration did not extend to any options held by executive officers or directors. Vesting was accelerated for options to purchase approximately 1.7 million ordinary shares, or approximately 11% of the Company’s total outstanding share options at the time.
The decision to accelerate vesting of these options was made to avoid recognizing compensation cost related to these options in future statements of operations upon the adoption of SFAS 123(R). It is estimated that the maximum future compensation expense that would have been recorded in the Company’s statements of operations had the vesting of these options not been accelerated is approximately $9.1 million, including approximately $4.7 million of share-based compensation expense in the fiscal year ending January 31, 2007. The amounts were instead reflected in the Company’s pro-forma charge as presented in Note 2 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K as filed with the SEC on April 13, 2006.
The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options prior to and after adopting SFAS 123(R). The estimated fair value of employee share options is amortized to expense using the straight-line method over the vesting period. The weighted average information and assumptions used for the grants were as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 31,		JULY 31,
	2006	2005	2006	2005
Risk-free interest rates	4.96%	3.86% - 4.06%	4.96% - 5.03%	3.86% - 4.33%
Expected dividend yield	—	—	—	—
Volatility factor	60%	71%	60%	73%
Expected lives	4 years	7 years	4 years	7 years
Weighted average fair value of options granted	$3.02	$2.61	$3.01	$2.66
Weighted average remaining contractual life of options outstanding	5.56 years	6.35 years	5.56 years	6.35 years
The Company’s assumed dividend yield of zero is based on the fact that it has never paid cash dividends and has no present intention to pay cash dividends. Since adoption of SFAS 123(R) on February 1, 2006, the expected share-price volatility assumption used by the Company has been based on a blend of implied volatility in conjunction with calculations of the Company’s historical volatility determined over a period commensurate with the expected life of its option grants. The implied volatility is based on exchange traded options of the Company’s share. The Company believes that using a blended volatility assumption will result in the best estimate of expected volatility. Prior to adoption of SFAS 123(R), the expected volatility was based on historical volatilities of the underlying share only. The assumed risk-free interest rate is the U.S. Treasury security rate with a term equal to the expected life of the option. The assumed expected life is based on company-specific historical experience. With regard to the estimate of the expected life, the Company considers the exercise behavior of past grants and the pattern of aggregate exercises. The Company looked at historical option grant cancellation and termination data in order to determine its assumption of forfeiture rate which was 11.6% as of July 31, 2006. Prior to the adoption of SFAS 123(R), forfeitures were not estimated at the time of award and adjustments were reflected in pro forma net income disclosures as forfeitures occurred.
For shares purchased under the 2004 Employee Share Purchase Plan (ESPP), the Company uses a Black-Scholes option-pricing model, with the following assumptions: an assumed risk-free interest rate of 4.79% for the six months ended July 31, 2006, an expected volatility factor of 39% for the six months ended July 31, 2006 and an expected life of six months, with the assumption that dividends will not be paid.
A summary of activity under the Company’s share option plans during the six months ended July 31, 2006 was as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
Share Options	Shares	Exercise Price	Term (Years)	(in thousands)
Outstanding, January 31, 2006	16,239,090	$7.73	5.99
Granted	985,000	5.96
Exercised	(379,952)	3.42
Cancelled	(297,983)	12.77

Outstanding, July 31, 2006	16,546,155	$7.63	5.56	$14,030

Exercisable, July 31, 2006	15,325,389	$7.78	5.44	$13,818

Vested and Expected to Vest, July 31, 2006 (1)	16,323,000	$7.66	5.54	$14,025

(1)	This represents the number of vested options as of July 31, 2006 plus the number of unvested options expected to vest as of July 31, 2006 based on the unvested outstanding options at July 31, 2006 adjusted for the estimated forfeiture rate of 11.6%.
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the shares on July 31, 2006 of $5.65 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on July 31, 2006.
     The weighted average grant date fair value of options granted during the three and six months ended July 31, 2006 was $3.02 and $3.01, respectively. The total intrinsic value of options exercised during the three months ended July 31, 2006 and July 31, 2005 was approximately $537,000 and 30,000, respectively. The total intrinsic value of options exercised during the six months ended July 31, 2006 and July 31, 2005 was approximately $811,000 and 349,000, respectively. The total fair value of share options that vested or were expected to vest during the three months ended July 31, 2006 and 2005 was approximately $1.5 million and $4.2 million, respectively. The total fair value of share options that vested during the six months ended July 31, 2006 and 2005 was approximately $3.0 million and $9.0 million, respectively.
6. SPECIAL CHARGES
MERGER AND EXIT COSTS
Activity in the Company’s merger and exit costs, which are included in accrued expenses (see Note 13) and long-term liabilities, was as follows (in thousands):

	EMPLOYEE
	SEVERANCE AND	CLOSEDOWN OF
	RELATED COSTS	FACILITIES	OTHER	TOTAL
Merger and exit accrual January 31, 2006	$1,186	$3,457	$169	$4,812
Payments made during the six months ended July 31, 2006	(370)	(440)	(47)	(857)

Merger and exit accrual July 31, 2006	$816	$3,017	$122	$3,955

The Company anticipates that the remainder of the merger and exit accrual will be paid out by October 2011 as follows (in thousands):

Year ended January 31,
2007 (remaining 6 months)	$2,353
2008	551
2009	493
2010	518
Thereafter	40

Total	$3,955

RESTRUCTURING
Activity in the Company’s restructuring accrual was as follows (in thousands):

FACILITY LEASE
OBLIGATIONS
Total restructuring accrual as of January 31, 2006	$1,987
Payments made during the six months ended July 31, 2006	(207)
Restructuring charges incurred during the six months ended July 31, 2006	22

Total restructuring accrual as of July 31, 2006	$1,802

7. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets are as follows (in thousands):

	JULY 31, 2006			JANUARY 31, 2006
	GROSS		NET	GROSS		NET
	CARRYING	ACCUMULATED	CARRYING	CARRYING	ACCUMULATED	CARRYING
	AMOUNT	AMORTIZATION	AMOUNT	AMOUNT	AMORTIZATION	AMOUNT
Internally developed software/courseware	$28,257	$26,877	$1,380	$28,257	$23,414	$4,843
Customer contracts	13,018	10,878	2,140	13,018	10,055	2,963
Trademarks and trade names	905	5	900	905	—	905

	42,180	37,760	4,420	42,180	33,469	8,711
Goodwill	88,912	—	88,912	93,929	—	93,929

	$131,092	$37,760	$93,332	$136,109	$33,469	$102,640

The change in goodwill at July 31, 2006 from the amount recorded at January 31, 2006 was due primarily to the Company’s utilization of the tax benefit of net operating loss carryforwards assumed as part of the Merger.

Total
Gross carrying amount of goodwill, January 31, 2006	$93,929
Utilization of tax benefit	(4,446)
Other	(571)

Gross carrying amount of goodwill, July 31, 2006	$88,912

Amortization expense for the remainder of fiscal 2007 and the following fiscal years is expected to be as follows (in thousands):

Amortization
Fiscal Year	Expense
2007	$1,883
2008	1,625
2009	12

Total	$3,520

The Company will be conducting its annual impairment test of goodwill for fiscal 2007 in the fourth quarter.
8. COMPREHENSIVE INCOME/(LOSS)
SFAS No. 130, “Reporting Comprehensive Income,” requires disclosure of all components of comprehensive income/(loss) on an annual and interim basis. Comprehensive income/(loss) is defined as the change in equity of a business enterprise during a period resulting from transactions, other events and circumstances related to non-owner sources. Comprehensive income for the three and six months ended July 31, 2006 and 2005 was as follows (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 31,		JULY 31,
	2006	2005	2006	2005
Comprehensive income:
Net income	$4,825	$22,944	$8,878	$25,411
Other comprehensive income/(loss) —
Foreign currency adjustment	(167)	560	(465)	547
Unrealized holding gains/(losses)	(49)	(12)	26	(39)

Comprehensive income	$4,609	$23,492	$8,439	$25,919

Accumulated other comprehensive income as of July 31, 2006 and January 31, 2006 was as follows (in thousands):

	SIX MONTHS	YEAR ENDED
	ENDED JULY 31,	JANUARY 31,
	2006	2006
Unrealized holding gains/(losses)	$12	$(15)
Foreign currency adjustment	(1,201)	(735)

Total accumulated other comprehensive loss	$(1,189)	$(750)

9. NET INCOME PER SHARE

Basic net income per share was computed using the weighted average number of shares outstanding during the period. Diluted net income per share was computed by giving effect to all dilutive potential shares outstanding. The weighted average number of shares outstanding used to compute basic net income per share and diluted net income per share was as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 31,		JULY 31,
	2006	2005	2006	2005
Basic weighted average shares outstanding	101,524,912	103,796,060	101,285,185	104,362,838
Effect of dilutive shares outstanding	2,525,248	426,781	2,175,134	532,757

Weighted average shares outstanding, as adjusted	104,050,160	104,222,841	103,460,319	104,895,595

The following share equivalents have been excluded from the computation of diluted weighted average shares outstanding for the three and six months ended July 31, 2006 and 2005, respectively, as they would be anti-dilutive:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 31,		JULY 31,
	2006	2005	2006	2005
Options to purchase shares	14,005,126	17,308,246	14,355,240	17,202,269
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
The provision for income tax in the three and six months ended July 31, 2006 was approximately $3.1 million and $5.1 million, respectively. Of these amounts, approximately $2.7 million and $4.4 million for the three and six months ended July 31, 2006, respectively, relate to the expected utilization of acquired NOL carryforwards, which do not alleviate tax burden in the statement of income, and are recorded as an adjustment to goodwill. The $2.7 million and $4.4 million of utilized acquired NOL carryforwards do not require cash payments to the taxing authorities. In addition, there is income generated in foreign countries, which cannot be offset through NOL carryforwards.
The Company’s effective tax rates for the three months ended July 31, 2006 and 2005 were 39.2% and 14.1%, respectively, and for the six months ended July 31, 2006 and 2005 were 36.5% and 15.5%, respectively, which were higher than the Irish statutory rate of 12.5%. For the three and six months ended July 31, 2006, the higher effective rate was due primarily to earnings in high tax jurisdictions outside of Ireland and the effects of SFAS 123(R). This increase in tax rate was partially offset by the utilization of previously unrecognized NOL’s. The Company’s effective tax rates for the three and six months July 31, 2005 were higher than the Irish statutory rate primarily due to earnings in high tax jurisdictions outside of Ireland. This increase in tax rate was partially offset by the tax free gain from the insurance settlement benefit and the utilization of previously unrecognized NOL’s.
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
Six class action lawsuits have been filed against the Company and certain of its current and former officers and directors captioned: (1) Gianni Angeloni v. SmartForce PLC d/b/a SkillSoft, William McCabe and Greg Priest; (2) Ari R. Schloss v. SkillSoft PLC f/k/a SmartForce PLC, Gregory M. Priest, Patrick E. Murphy, David C. Drummond and William G. McCabe; (3) Joseph J. Bish v. SmartForce PLC d/b/a SkillSoft, Gregory M. Priest, William G. McCabe, David C. Drummond,

John M. Grillos, John P. Hayes and Patrick E. Murphy; (4) Stacey Cohen v. SmartForce PLC d/b/a SkillSoft, William G. McCabe and Greg Priest; (5) Daniel Schmelz v. SmartForce PLC d/b/a SkillSoft, William G. McCabe and Greg Priest; and (6) John O’Donoghue v. SmartForce PLC d/b/a SkillSoft, William G. McCabe and Greg Priest. Each lawsuit was filed in the United States District Court for the District of New Hampshire. In March 2004, the Company reached a settlement of this litigation for total settlement payments of $30.5 million, with $15.25 million paid in August 2004 and the remaining $15.25 million expected to be paid in fiscal 2007. In July 2005, the Company received $19.5 million, which resulted from the final settlement with the insurance carriers regarding the 2002 securities class action lawsuit settlement of $30.5 million in March 2004 and the related litigation and SEC investigation. The Company recorded the aggregate settlement with the plaintiffs as a charge in its fiscal 2004 fourth quarter; and the settlement with its insurers was recorded in the fiscal 2006 second quarter.
12. DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE
The Company follows the provisions of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (SFAS No. 131). SFAS No. 131 established standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to shareholders. SFAS No. 131 also established standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, when making decisions with respect to how to allocate resources and assess performance. The Company’s chief operating decision makers, as defined under SFAS No. 131, are the Chief Executive Officer and the Chief Financial Officer. The Company views its operations and manages its business as principally two operating segments — Multi-Modal Learning (MML) and Retail Certification. On April 29, 2005, the Company sold certain assets and transferred certain liabilities related to its Retail Certification business and incurred a $681,000 loss on disposition. The sale did not have a negative impact on Retail Certification revenue for the quarter ended April 30, 2005, but did result in a reduction in revenue in subsequent fiscal quarters. That trend will continue for the remainder of fiscal 2007 when compared to fiscal 2006.
The following tables set forth the Company’s statements of operations for the three and six months ended July 31, 2006 and 2005:

	Three Months Ended July 31, 2006
	Multi-Modal	Retail Certification	Combined
	(In thousands)
Revenue	$54,210	$1,524	$55,734
Net income	$4,792	$33	$4,825

	Three Months Ended July 31, 2005
	Multi-Modal	Retail Certification	Combined
	(In thousands)
Revenue	$49,707	$3,897	$53,604
Net income	$22,867	$77	$22,944

	Six Months Ended July 31, 2006
	Multi-Modal	Retail Certification	Combined
	(In thousands)
Revenue	$107,132	$3,255	$110,387
Net income	$8,772	$106	$8,878

	Six Months Ended July 31, 2005
	Multi-Modal	Retail Certification	Combined
	(In thousands)
Revenue	$97,756	$9,175	$106,931
Net income/(loss)	$26,569	$(1,158)	$25,411
The Company attributes revenues to different geographical areas on the basis of the location of the customer. Revenues by geographical area for the three and six month periods ended July 31, 2006 and 2005 were as follows (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 31,		JULY 31,
	2006	2005	2006	2005
Revenue:
United States	$43,603	$41,609	$86,466	$83,581
United Kingdom (UK)	6,260	5,690	12,321	11,277
Canada	2,354	2,214	4,716	4,386
Europe, excluding UK	518	1,570	1,041	2,908
Australia/New Zealand	2,058	1,811	4,296	3,681
Other	941	710	1,547	1,098

Total revenue	$55,734	$53,604	$110,387	$106,931

Long-lived tangible assets at international facilities are not significant.
13. ACCRUED EXPENSES
Accrued expenses in the accompanying condensed combined balance sheets consisted of the following (in thousands):

	JULY 31, 2006	JANUARY 31, 2006
Accrued compensation and benefits	$8,426	$15,984
Course development fees	1,347	1,170
Professional fees	3,079	2,989
Accrued payables	517	1,254
Accrued miscellaneous taxes	368	395
Accrued merger related costs*	2,407	2,977
Sales tax payable/VAT payable	3,081	4,193
Accrued royalties	3,311	3,129
Accrued litigation settlements	15,250	17,040
Accrued restructuring	805	810
Other accrued liabilities	3,217	3,854

Total accrued expenses	$41,808	$53,795

*	Includes $1,214 and $1,584 of accrued payroll taxes in July 31, 2006 and January 31, 2006, respectively.
14. LINE OF CREDIT
The Company has a $25 million line of credit with a bank, which expires on October 20, 2006. Under the terms of the line of credit, the bank holds a first security interest in all domestic business assets. All borrowings under the line of credit bear interest at the bank’s prime rate. The facility is subject to a commitment fee of $50,000 to secure the line of credit and unused commitment fees of 0.125% based upon the daily average of un-advanced amounts under the line of credit. In addition, the line of credit contains certain financial and non-financial covenants. The Company is currently in compliance with all covenants. Also, the line of credit provides that in the event of a Material Adverse Change (as defined in the line of credit), the lender has the ability to call amounts outstanding under the line of credit. As of July 31, 2006, there were no borrowings under the line of credit; however, the Company had an outstanding letter of credit of $15.5 million that reduced the availability under the line of credit. Letters of credit are subject to commission fees of 0.75% and administrative costs. The Company paid approximately $64,000 in letters of credit fees in the six months ended July 31, 2006.
15. SHARE REPURCHASE PROGRAM
In fiscal 2005, the Company’s shareholders approved the repurchase by the Company of up to an aggregate of 7,000,000 ADSs. The Company repurchased 6,533,884 shares under this program through the fiscal year ended January 31, 2006. The program expired on March 24, 2006. On March 23, 2006, the Company’s shareholders approved the renewal and extension of the program and the repurchase by the Company of up to an aggregate of 3,500,000 ADSs. Currently, none of the shares under the renewed program have been repurchased. As a result 3,500,000 are available for repurchase, subject to certain limitations, under the shareholder approved program. The current share repurchase program authorization expires on September 22, 2007.
16. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June 2006, the FASB issued Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes”, which applies to all tax positions related to income taxes subject to SFAS No. 109 (SFAS 109), “Accounting for Income Taxes”. This includes tax positions considered to be “routine” as well as those with a high degree of uncertainty. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more-likely-than-not to be sustained). Under step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, that is more-likely-than-not to be realized upon ultimate settlement. FIN 48’s use of the term “more-likely-than-not” in steps one and two is consistent with how that term is used in SFAS 109 (i.e., a likelihood of occurrence greater than 50 percent).
Those tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period in which they meet the more-likely-than-not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions.
In addition, FIN 48 includes expanded disclosure requirements, which include a tabular rollforward of the beginning and ending aggregate, unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. These disclosures are required in each annual reporting period unless a significant change occurs in an interim period.
FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company expects to adopt FIN 48 in its first quarter of fiscal 2008, which begins on February 1, 2007. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The cumulative effect adjustment would not apply to those items that would not have been recognized in earnings, such as the effect of adopting FIN 48 on tax positions related to business combinations.
The Company is currently evaluating the impact of the adoption of FIN 48, but does not believe the adoption will have a material impact on its results of operation or financial position.
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
Cost of revenue includes the cost of materials (such as storage media), packaging, shipping and handling, CD duplication, the cost of online mentoring and hosting services, royalties and certain infrastructure and occupancy expenses. We generally recognize these costs as incurred. Research and development expenses consist primarily of salaries and benefits, share-based compensation, certain infrastructure and occupancy expenses, fees to consultants and course content development fees. We account for software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of

Computer Software to be Sold, Leased or Otherwise Marketed,” which requires the capitalization of certain computer software development costs incurred after technological feasibility is established. In the fiscal year ended January 31, 2006, we capitalized approximately $1.7 million in software development costs of which $0.3 million was amortized in the six months ended July 31, 2006. Selling and marketing expenses consist primarily of salaries and benefits, share-based compensation, commissions, advertising and promotion expenses, travel expenses and certain infrastructure and occupancy expenses. General and administrative expenses consist primarily of salaries and benefits, share-based compensation, consulting and service expenses, legal expenses, audit and tax preparation costs, regulatory compliance costs and certain infrastructure and occupancy expenses.
Amortization of intangibles represents the amortization of intangible assets, such as customer value and content, from our acquisitions of Books and GoTrain Corp. (GoTrain) and the Merger, as well as the amortization of those assets capitalized under SFAS No. 86.
Restructuring primarily consists of charges associated with international restructuring activities as well as activities related to our fiscal 2005 content development restructuring.
Restatement — SEC investigation primarily consists of charges related to the ongoing SEC investigation relating to the restatement of SmartForce’s financial statements for 1999, 2000, 2001 and the first two quarters of 2002.
BUSINESS OUTLOOK
In the three and six months ended July 31, 2006, we generated revenue of $55.7 million and $110.4 million, respectively, as compared to $53.6 million and $106.9 million in the three and six months ended July 31, 2005, respectively. We reported net income in the three and six months ended July 31, 2006 of $4.8 million and $8.9 million, respectively, as compared to $22.9 million and $25.4 million in the three and six months ended July 31, 2005, respectively. Both the three and six months ended July 31, 2005 included a $19.5 million benefit from a litigation settlement with our insurance carriers related to our settlement of the 2002 securities class action litigation. We continue to find ourselves in a challenging business environment due to (i) the overall market adoption rate for e-learning solutions remaining relatively slow, (ii) budgetary constraints on IT spending by our current and potential customers and (iii) price competition from a broad array of competitors in the learning market generally. Despite these challenges, we have seen some stability in the marketplace and our core business has performed in accordance with our expectations. Our recent revenue growth and our growth prospects are strongest in our product lines focused on or bundled with informal learning, such as those available from our Books24x7 subsidiary. As a result, we have increased our sales and marketing investment related to those product lines to help capitalize on the recent growth and potential continued growth for informal learning related products. We have also invested aggressively in research and development in those areas to accelerate the time by which our planned new products will be available to our customers.
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
In the first quarter of fiscal 2006, in order to more fully focus on the MML business (which includes informal learning), we sold certain assets of our retail IT certification business, SmartCertify (the “Retail Certification” business). The Retail Certification business was focused on direct-to-consumer business and contributed less revenue than expected. This action has allowed us to fully focus our attention and resources on our core enterprise business. We maintain the customer contracts in place on April 28, 2005 and will service those contracts until the contractual obligations have been fulfilled. We have been recognizing revenue from the deferred revenue balance related to direct-to-consumer business over the 18 to 24 months subsequent to the date of sale. Substantially all of the sales, marketing and administrative costs of our Retail Certification business were eliminated. We maintain a reseller arrangement with the acquiring organization.

During fiscal 2007, we continue to focus on revenue and earnings growth primarily by acquiring new customers, continuing to execute on our new product and telesales distribution initiatives, and by making a higher priority the evaluation of merger and acquisition opportunities that could contribute to our long-term objectives.
CRITICAL ACCOUNTING POLICIES
We believe that our critical accounting policies are those related to revenue recognition, amortization of intangible assets and impairment of goodwill, share-based compensation, deferral of commissions, restructuring charges, legal contingencies and income taxes. We believe these accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require application of significant judgment by our management. In applying these policies, management uses its judgment in making certain assumptions and estimates. Our critical accounting policies are more fully described under the heading “Critical Accounting Policies” and in Note 2 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K as filed with the SEC on April 13, 2006. The policies set forth in our Form 10-K have not changed, except that the critical accounting policy for share-based compensation, which is discussed below, has been modified since the filing of our Form 10-K as a result of the adoption of SFAS 123(R) on February 1, 2006.
Share Based Compensation
During the first quarter of fiscal 2006, we adopted the provisions of and accounted for share-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”. SFAS 123(R) requires employee share-based compensation awards to be accounted for under the fair value method and eliminates the ability to account for these instruments under the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. See Note 5 of the Notes to the Condensed Consolidated Financial Statements in Item 1 for more information regarding SFAS 123(R).
As permitted under SFAS No. 123 and SFAS 123(R), we use the Black-Scholes option pricing model to estimate the fair value of share option grants. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. The estimated fair value of employee share options is amortized to expense using the straight-line method over the vesting period. Our assumed dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Since adoption of SFAS 123(R) on February 1, 2006, our expected share-price volatility assumption been based on a blend of implied volatility in conjunction with calculations of our historical volatility determined over a period commensurate with the expected life of our option grants. The implied volatility is based on exchange traded options of our share. We believe that using a blended volatility assumption will result in the best estimate of expected volatility. Prior to adoption of SFAS 123(R), for the pro-forma basis only presentation, the expected volatility was based on historical volatilities of the underlying share only. The assumed risk-free interest rate is the U.S. Treasury security rate with a term equal to the expected life of the option. The assumed expected life is based on Company-specific historical experience. With regard to the estimate of the expected life, we consider the exercise behavior of past grants and the pattern of aggregate exercises. We looked at historical option grant cancellation and termination data in order to determine our assumption of forfeiture rate. Prior to the adoption of SFAS 123(R), forfeitures were not estimated at the time of award and adjustments were reflected in pro forma net income disclosures as forfeitures occurred.
If factors change and we employ different assumptions for estimating share-based compensation expense in future periods, or if we decide to use a different valuation model, the share-based compensation expense we recognize in future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and earnings per share. It may also result in a lack of comparability with other companies that use different models, methods and assumptions. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. These characteristics are not present in our option grants. Existing valuation models, including the Black-Scholes model, may not provide reliable measures of the fair values of our share-based compensation. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee share options, may expire with little or no intrinsic value compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, the value realized from these instruments may be significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. Currently, there is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. The guidance in SFAS 123(R) is relatively new from an application perspective and the application of these principles may be subject to further interpretation and refinement over time. See Note 5 of the Condensed Consolidated Financial Statements in Item 1 for further information regarding our adoption of SFAS 123(R).
RESULTS OF OPERATIONS
THREE MONTHS ENDED JULY 31, 2006 VERSUS THREE MONTHS ENDED JULY 31, 2005

	DOLLAR	THREE MONTHS ENDED JULY 31,
	INCREASE/(DECREASE)	PERCENT CHANGE
	2005/2006	INCREASE/(DECREASE)	PERCENTAGE OF REVENUE
	(IN THOUSANDS)	2005/2006	2006	2005
Revenue	$2,130	4%	100%	100%
Cost of revenue	347	5%	12%	12%

Gross margin	1,783	4%	88%	88%

Operating expenses:
Research and development	(335)	(3%)	18%	19%
Selling and marketing	2,252	11%	42%	39%
General and administrative	81	1%	12%	13%
Amortization of intangible assets	(164)	(7%)	4%	4%
(Insurance recoveries)	19,500	*	—	(36%)
Restructuring	138	*	—	—
Restatement — SEC investigation	(765)	(92%)	—	2%

Total operating expenses	20,707	97%	76%	40%

Operating income	(18,924)	(73%)	13%	48%

Other income/(expense) , net	(536)	*	—	1%
Interest income	722	208%	2%	1%
Interest expense	(33)	89%	—	—

Income before provision for income taxes	(18,771)	(70%)	14%	50%
Provision for income taxes	(652)	(17%)	6%	7%

Net income	$(18,119)	(79%)	9%	43%

*	Not meaningful
REVENUE

	THREE MONTHS ENDED JULY 31,
(IN THOUSANDS)	2006	2005	CHANGE
Revenue:
Multi-Modal Learning	$54,210	$49,707	$4,503
Retail Certification	1,524	3,897	(2,373)

Total	$55,734	$53,604	$2,130

In the three months ended April 30, 2005, we sold certain assets related to SmartCertify, our Retail Certification business. The sale resulted in a reduction in revenue of $2.4 million in our Retail Certification business for the three months ended July 31, 2006 as compared to the three months ended July 31, 2005. This reduction was more than offset by a 9% increase in MML revenue from our informal learning product lines and additional reseller revenues. We expect revenues from our Retail Certification business to be approximately $5.0 million in fiscal 2007 as compared to $14.3 million in fiscal 2006. We expect this decrease in revenue to be offset in fiscal 2007 by increased MML revenue generated from existing customers and new business.

	THREE MONTHS ENDED JULY 31,
(IN THOUSANDS)	2006	2005	CHANGE
Revenue:
United States	$43,603	$41,609	$1,994
International	12,131	11,995	136

Total	$55,734	$53,604	$2,130

Revenue increased by 5% and 1% in the United States and internationally, respectively, in the three months ended July 31, 2006 as compared to the three months ended July 31, 2005 as a result of increased MML revenue offset by the decrease in Retail Certification revenue as discussed above.
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
COSTS AND EXPENSES
The increase in cost of revenue in the three months ended July 31, 2006 versus the three months ended July 31, 2005 was primarily due to a higher mix of our Books 24x7 Referenceware royalty-bearing product line.
The decrease in research and development expenses in the three months ended July 31, 2006 versus the three months ended July 31, 2005 was primarily due to a reduction of $0.7 million in outsourcing activity due to incremental costs incurred in the three months ended July 31, 2005 to introduce the SkillSoft Dialogue product offering. This decrease was partially offset by share-based compensation expense of $0.2 million. In fiscal 2007, we anticipate that research and development expenses will be between 18% and 19% of revenue.
The increase in selling and marketing expenses in the three months ended July 31, 2006 versus the three months ended July 31, 2005 was primarily due to the following factors: $0.7 million additional investment in our marketing programs, $0.5 million additional investment in our Books 24x7 sales force, $0.4 million increase in share-based compensation expense and $0.3 million additional investment in our direct sales force focusing on acquiring new customers. In fiscal 2007, we anticipate that selling and marketing expenses will be between 40% and 41% of revenue.
The increase in general and administrative expenses in the three months ended July 31, 2006 versus the three months ended July 31, 2005 was primarily due to share-based compensation expense of $0.6 million. This increase was partially offset by a reduction in legal and accounting fees of $0.5 million. In fiscal 2007, we anticipate that general and administrative expense will be between 12% and 13% of revenue.
Within legal settlements/(insurance recoveries), we received an insurance settlement benefit of $19.5 million in the three months ended July 31, 2005, which resulted from the final settlement with our insurance carriers regarding the 2002 securities class action lawsuit settlement of $30.5 million in March 2004 and the ongoing related litigation and SEC investigation.
OTHER INCOME/(EXPENSE), NET
The change in other income/(expense), net in the three months ended July 31, 2006 versus the three months ended July 31, 2005 was primarily due to foreign currency fluctuations. Due to our multi-national operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies used in our business.
INTEREST INCOME
The increase in interest income in the three months ended July 31, 2006 versus the three months ended July 31, 2005 was primarily due to more funds being available for investment and higher interest rates on our cash and cash equivalents and investments.
PROVISION FOR INCOME TAXES

We increased our effective tax rate in the three months ended July 31, 2006 compared to the three months ended April 30, 2006 as a result of our revised fiscal 2007 financial expectations. We are using an effective tax rate of 36.5% for fiscal 2007 compared to 15.5% for fiscal year 2006. The increase in the rate reflects nontaxable insurance proceeds received in fiscal 2006 and the Company’s increased utilization of acquired NOL carryforwards in the U.S. in fiscal 2007.
SIX MONTHS ENDED JULY 31, 2006 VERSUS SIX MONTHS ENDED JULY 31, 2005

	DOLLAR	SIX MONTHS ENDED JULY 31,
	INCREASE/(DECREASE)	PERCENT CHANGE
	2005/2006	INCREASE/(DECREASE)	PERCENTAGE OF REVENUE
	(IN THOUSANDS)	2005/2006	2006	2005
Revenue	$3,456	3%	100%	100%
Cost of revenue	964	8%	12%	11%

Gross margin	2,492	3%	88%	89%

Operating expenses:
Research and development	(287)	(1%)	18%	19%
Selling and marketing	1,298	3%	42%	42%
General and administrative	1,077	8%	13%	12%
Amortization of intangible assets	(262)	(6%)	4%	4%
(Insurance recoveries)	19,500	*	—	(18%)
Restructuring	(565)	(96%)	—	1%
Restatement — SEC investigation	(763)	(70%)	—	1%

Total operating expenses	19,998	31%	77%	61%

Operating income	(17,506)	(59%)	11%	28%

Other income/(expense), net	(416)	*	—	—
Interest income	1,171	167%	2%	1%
Interest expense	(38)	39%	—	—
Loss on sale of assets, net	681	*	—	(1%)

Income before provision for income taxes	(16,108)	(54%)	13%	28%
Provision for income taxes	425	9%	5%	4%

Net income	$(16,533)	(65%)	8%	24%

*	Not meaningful.
REVENUE

	SIX MONTHS ENDED JULY 31,
(IN THOUSANDS)	2006	2005	CHANGE
Revenue:
Multi-Modal Learning	$107,131	$97,756	$9,375
Retail Certification	3,256	9,175	(5,919)

Total	$110,387	$106,931	$3,456

The sale of certain assets related to SmartCertify, our Retail Certification business, resulted in a reduction in revenue of $5.9 million in our Retail Certification business for the six months ended July 31, 2006 as compared to the six months ended July 31, 2005. This reduction was more than offset by a 10% increase in MML revenue from our informal learning product lines and additional reseller revenues.

	SIX MONTHS ENDED JULY 31,
(IN THOUSANDS)	2006	2005	CHANGE
Revenue:
United States	$86,467	$83,580	$2,887
International	23,920	23,351	569

Total	$110,387	$106,931	$3,456

Revenue increased by 3% and 2% in the United States and internationally, respectively, in the six months ended July 31, 2006 as compared to the six months ended July 31, 2005 due to the increased MML revenue offset by the decrease in Retail Certification revenue as discussed above.
COSTS AND EXPENSES
The increase in cost of revenue in the six months ended July 31, 2006 versus the six months ended July 31, 2005 was primarily due to a higher mix of our Books 24x7 Referenceware royalty-bearing product line.
The decrease in research and development expenses in the six months ended July 31, 2006 versus the six months ended July 31, 2005 was primarily due to a reduction of $1.1 million in outsourcing activity due to incremental costs incurred in the six months ended July 31, 2005 to introduce the SkillSoft Dialogue product offering. This decrease was partially offset by share-based compensation expense of $0.6 million.
The increase in selling and marketing expenses in the six months ended July 31, 2006 versus the six months ended July 31, 2005 was primarily due to $1.2 million additional investment in our Books sales force, $1.0 million increase in share-based compensation expense, $0.8 million additional investment in our marketing programs and $0.6 million additional investment in our direct sales force, targeted at new customers. This was partially offset by the expense reduction of $2.8 million resulting from the sale of certain assets related to SmartCertify, our Retail Certification business, at the end of our fiscal 2006 first quarter.
The increase in general and administrative expenses in the six months ended July 31, 2006 versus the six months ended July 31, 2005 was primarily due to share-based compensation expense of $1.2 million. This increase was partially offset by the expense reduction of $0.4 million resulting from the sale of certain assets of SmartCertify at the end of our fiscal 2006 first quarter.
Within legal settlements/(insurance recoveries), we received an insurance settlement benefit of $19.5 million in the three months ended July 31, 2005, which resulted from the final settlement with our insurance carriers regarding the 2002 securities class action lawsuit settlement of $30.5 million in March 2004 and the ongoing related litigation and SEC investigation.
The decrease in restructuring expenses in the six months ended July 31, 2006 versus the six months ended July 31, 2005 was due to the restructuring of our Retail Certification business in the three months ended April 30, 2005. We did not incur any significant restructuring charges in the six months ended July 31, 2006.
OTHER INCOME/ (EXPENSE), NET
The change in other income/ (expense), net in the six months ended July 31, 2006 versus the six months ended July 31, 2005 was primarily due to foreign currency fluctuations. Due to our multi-national operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies used in our business.
INTEREST INCOME
The increase in interest income in the six months ended July 31, 2006 versus the six months ended July 31, 2005 was primarily due to more funds being available for investment and higher interest rates on our cash and cash equivalents and investments.
LOSS ON SALE OF ASSETS, NET
We recorded a loss of $681,000 in the three months ended April 30, 2005. This loss is primarily the result of investment banking and professional fees associated with the sale of certain assets of the Retail Certification business.
PROVISION FOR INCOME TAXES
We are using an effective tax rate of 36.5% for fiscal 2007 compared to 15.5% for fiscal year 2006. The increase in the rate reflects nontaxable insurance proceeds received in fiscal 2006 and the Company’s increased utilization of acquired NOL carryforwards in the U.S. in fiscal 2007.

Our effective tax rate of 36.5% at July 31, 2006 for fiscal 2007 increased from 33.0% at April 30, 2006 for fiscal 2007 due to our revised financial expectations for the year which may result in higher taxable income in jurisdictions that do not have NOL’s able to be offset against that income.
LIQUIDITY AND CAPITAL RESOURCES
As of July 31, 2006, our principal source of liquidity was our cash and cash equivalents and short-term investments, which totaled $97.1 million. This compares to $73.6 million at January 31, 2006.
Net cash provided by operating activities of $26.3 million for the six months ended July 31, 2006, was primarily due to net income of $8.9 million which includes depreciation and amortization and amortization of intangible assets of $7.3 million, share-based compensation expense of $3.3 million, and non-cash income tax provision of $4.4 million. Net cash from operating activities was also provided from a decrease in prepaid expenses of $5.9 million and a reduction of accounts receivable of $38.8 million. These amounts were partially offset by a decrease in deferred revenue of $28.2 million as well as a decrease in accrued expenses and accounts payable of $13.8 million. The decreases in accounts receivable, deferred revenue and accrued expenses are primarily a result of the seasonality of our operations, with the fourth quarter of our fiscal year historically generating the most activity.
Net cash used in investing activities was $33.8 million for the six months ended July 31, 2006, which includes the purchase of investments, net of maturities, generating a net cash outflow of approximately $31.2 million in the six months ended July 31, 2006. In addition, purchases of capital assets, primarily related to additional investments in our hosting infrastructure, totaled approximately $2.9 million.
Net cash provided by financing activities was $3.0 million for the six months ended July 31, 2006. This was the result of proceeds from the exercise of share options and share purchases under our 2004 Employee Share Purchase Plan.
We had working capital of approximately $12.2 million as of July 31, 2006 and a working capital deficit of approximately $8.0 million as of January 31, 2006. The increase in our working capital was primarily due to our net income of $8.9 million which includes depreciation and amortization and amortization of intangible assets of $7.3 million, share-based compensation expense of $3.3 million, and a non-cash provision for income tax of $4.4 million and $3.0 million of proceeds from the exercise of share options and share purchases under our 2004 Employee Share Purchase Plan, which were partially offset by the purchase of long-term investments of $3.5 million and the purchase of property and equipment of $2.9 million.
We have a $25 million line of credit with a bank, which expires on October 20, 2006. Under the terms of the line of credit, the bank holds a first security interest in all domestic business assets. All borrowings under the line of credit bear interest at the bank’s prime rate. The facility is subject to a commitment fee of $50,000 to secure the line of credit and unused commitment fees of 0.125% based upon the daily average of un-advanced amounts under the line of credit. In addition, the line of credit contains certain financial and non-financial covenants. We are currently in compliance with all covenants. Also, the line of credit provides that in the event of a Material Adverse Change (as defined in the line of credit), the lender has the ability to call amounts outstanding under the line of credit. As of July 31, 2006, there were no borrowings under the line of credit; however, we had an outstanding letter of credit of $15.5 million that reduced the availability under the line of credit. Letters of credit are subject to commission fees of 0.75% and administrative costs. We paid approximately $64,000 in letters of credit fees in the six months ended July 31, 2006.
As of January 31, 2006, we had U.S. federal net operating loss (NOLs) carryforwards of approximately $314.0 million. These NOL carryforwards, which are subject to potential limitations based upon change in control provisions of Section 382 of the Internal Revenue Code, are available to reduce future taxable income, if any, through 2025. Included in the $314.0 million are approximately $200.1 million of U.S. NOL carryforwards that were acquired in the Merger and the purchase of Books. We will realize the benefits of these acquired NOL’s through reductions to goodwill and non-goodwill intangibles. Also included in the $314.0 million at January 31, 2006 is approximately $28.0 million of NOL carryforwards in the United States resulting from disqualifying dispositions. We will realize the benefit of these losses through increases to shareholder’s equity in the periods in which the losses are utilized to reduce tax payments. We also acquired $365,000 of U.S. tax credit carryforwards in the Merger and the purchase of Books. As with the acquired NOLs, we will realize the benefits of these credit carryforwards through reductions to goodwill and non-goodwill intangibles. Additionally, we had approximately $99.7 million of NOL carryforwards in jurisdictions outside of the U.S. If not utilized, these NOL carryforwards expire at various dates through the year ending January 31, 2025. In addition, included in the $99.7 million is approximately $61.1 million of NOL carryforwards in jurisdictions outside the U.S. acquired in the Merger and the purchase of Books. We will realize the benefits of these acquired NOLs through reductions to goodwill and non-goodwill intangibles We also had U.S. federal tax credit carryforwards of approximately $5.6 million at January 31, 2006.

We lease certain of our facilities and certain equipment and furniture under operating lease agreements that expire at various dates through 2023. Future minimum lease payments, net of estimated rentals, under these agreements are as follows (in thousands):

	Payments Due by Period
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Operating Lease Obligations	$30,988	$5,645	$8,571	$3,566	$13,206

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
We expect to experience similar spending related to capital expenditures in the fiscal year ending January 31, 2007, as compared to the fiscal year ended January 31, 2006, and we will continue to invest in our research and development and sales and marketing in order to execute our business plan and achieve expected revenue growth. To the extent that our execution of the business plan results in increased sales, we expect to experience corresponding increases in deferred revenue, cash flow and prepaid expenses. Capital expenditures for the fiscal year ending January 31, 2007 are expected to be approximately $7.0 million. We purchased 6,533,884 shares under our shareholder approved repurchase plan during fiscal 2005 and 2006. This plan expired on March 24, 2006 with 466,116 shares available for repurchase under the original plan. Our shareholders have approved the renewal and extension of the plan and as a result we currently have the ability to purchase, subject to certain limitations, up to 3,500,000 of our outstanding shares under the approved shareholder plan. Under the plan, there are limitations on our ability to purchase shares up to this level, which include, but are not limited to, the availability of distributable profits under Irish regulations and available cash. We expect that the principal sources of funding for our operating expenses, capital expenditures, litigation settlement payments and other liquidity needs will be a combination of our available cash and cash equivalents and short-term investments, and funds generated from future cash flows from operating activities. We believe our current funds and expected cash flows from operating activities will be sufficient to fund our operations for at least the next 12 months. However, there are several items that may negatively impact our available sources of funds. In addition, our cash needs may increase due to factors such as unanticipated developments in our business or significant acquisitions. The amount of cash generated from operations will be dependent upon the successful execution of our business plan. Although we do not foresee the need to raise additional capital, any unanticipated economic or business events could require us to raise additional capital to support operations.
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
Our management uses the non-GAAP financial results internally as an alternative means for assessing our results of operations. By excluding non-cash charges such as share-based compensation, amortization of purchased intangible assets, impairment of goodwill and purchased intangible assets, management can evaluate our operations excluding these non-cash charges and can compare its results on a more consistent basis to the results of other companies in our industry. By excluding charges such as restructuring charges (benefits) and insurance settlements (benefits), our management can compare our ongoing operations to prior quarters where such items may be materially different and to ongoing operations of other companies in our industry who may have materially different one-time charges. Our management recognizes that non-GAAP financial results are not a substitute for GAAP results, and believes that non-GAAP measures are helpful in assisting them in understanding and managing our business.
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

ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of July 31, 2006, we did not use derivative financial instruments for speculative or trading purposes.
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
FOREIGN CURRENCY RISK
Due to our multi-national operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues or pay expenses and the U.S. dollar. Our expenses are not necessarily incurred in the currency in which revenue is generated, and, as a result, we are required from time to time to convert currencies to meet our obligations. These currency conversions are subject to exchange rate fluctuations, in particular changes to the value of the Euro, Canadian dollar, Australian dollar, New Zealand dollar, Singapore dollar, and pound sterling relative to the U.S. dollar, which could adversely affect our business and the results of operations. During the six months ended July 31, 2006 and 2005, we incurred foreign currency exchange gains/ (losses) of ($110,000) and $214,000, respectively.
ITEM 4. — CONTROLS AND PROCEDURES
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II
ITEM 1. — LEGAL PROCEEDINGS
Not applicable.
ITEM 1A. — RISK FACTORS
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
WE HAVE EXPERIENCED NET LOSSES IN THE PAST, AND WE MAY BE UNABLE TO MAINTAIN PROFITABILITY.
We recorded a net loss of $113.3 million for the fiscal year ended January 31, 2004, a net loss of $20.1 million for the fiscal year ended January 31, 2005 and net income of $35.2 million for the fiscal year ended January 31, 2006. While we achieved profitability in the fiscal year ending January 31, 2006 and the first two quarters of fiscal 2007, we cannot guarantee that our business will sustain profitability in any future period.
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
Our primary sources of direct competition are:
•	third-party suppliers of instructor-led information technology, business, management and professional skills education and training;

•	technology companies that offer learning courses covering their own technology products;

•	suppliers of computer-based training and e-learning solutions;

•	internal education, training departments and HR outsourcers of potential customers; and

•	value-added resellers and network integrators.
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
CHANGES IN ACCOUNTING STANDARDS REGARDING STOCK OPTION PLANS COULD LIMIT THE DESIRABILITY OF GRANTING SHARE OPTIONS, WHICH COULD HARM OUR ABILITY TO ATTRACT AND RETAIN EMPLOYEES, AND COULD ALSO REDUCE OUR PROFITABILITY.
The Financial Accounting Standards Board has determined to require all companies to treat the value of share options granted to employees as an expense commencing in our first quarter of fiscal 2007. The Company adopted this accounting in the quarter ended April 30, 2006 and recorded approximately $3.3 million of share-based compensation expense for the six months ended July 31, 2006. This change requires companies to record a compensation expense equal to the value of each share option granted. This expense will be spread over the vesting period of the share option. Due to the fact that we are required to expense share option grants, it could reduce the attractiveness of granting share options because the additional expense associated with these grants would reduce our profitability. However, share options are an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee share option program. Accordingly, either our profitability, or our ability to use share options as an employee recruitment and retention tool would be adversely impacted.
OUR BUSINESS IS SUBJECT TO CURRENCY FLUCTUATIONS THAT COULD ADVERSELY AFFECT OUR OPERATING RESULTS.
Due to our multi-national operations, our operating results are subject to fluctuations based upon changes in the exchange rates between the currencies in which revenues are collected or expenses are paid. In particular, the value of the U.S. dollar against the euro and related currencies will impact our operating results. Our expenses will not necessarily be incurred in the currency in which revenue is generated, and, as a result, we will be required from time to time to convert currencies to meet our obligations. These currency conversions are subject to exchange rate fluctuations, and changes to the value of the euro, pound sterling and other currencies relative to the U.S. dollar could adversely affect our business and results of operations.
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

SKILLSOFT PUBLIC LIMITED COMPANY
Date: September 8, 2006	By:	/s/ Thomas J. McDonald
Thomas J. McDonald
Chief Financial Officer

EXHIBIT INDEX

10.1	Loan and Security Agreement, dated July 23, 2004, as amended, by and between Silicon Valley Bank, SkillSoft Corporation, SmartCertify Direct Inc. and Books24x7.com, Inc.

31.1	Certification of SkillSoft PLC’s Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of SkillSoft PLC’s Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of SkillSoft PLC’s Chief Executive Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) under the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of SkillSoft PLC’s Chief Financial Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) under the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.