Form 10-Q
period 2006-10-31
SKILLSOFT PUBLIC LIMITED CO
filed 2006-12-08
CIK 940181

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2006
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On November 30, 2006, the registrant had outstanding 108,862,823 Ordinary Shares (issued or issuable in exchange for the registrant’s outstanding American Depository Shares).

SKILLSOFT PLC
FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 31, 2006
INDEX

PART I
ITEM 1. — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SKILLSOFT PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED, IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	OCTOBER 31,	JANUARY 31,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$50,393	$51,937
Short-term investments	52,453	21,632
Restricted cash	4,704	5,039
Accounts receivable, net	47,641	85,681
Prepaid expenses and other current assets	13,705	22,006

Total current assets	168,896	186,295
Property and equipment, net	9,742	10,231
Intangible assets, net	3,268	8,711
Goodwill	85,092	93,929
Long-term investments	4,017	—
Deferred tax assets, net	694	694
Other assets	375	42

Total assets	$272,084	$299,902

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,453	$3,819
Accrued expenses	41,449	53,795
Deferred revenue	98,077	136,699

Total current liabilities	142,979	194,313
Long term liabilities	2,694	3,317
Commitments and contingencies (Note 11)
Shareholders’ equity:
Ordinary shares, €0.11 par value: 250,000,000 shares authorized; 108,521,751 and 107,344,243 shares issued at October 31, 2006 and January 31, 2006, respectively	11,934	11,773
Additional paid-in capital	570,117	562,052
Treasury shares, at cost, 6,533,884 ordinary shares	(24,524)	(24,524)
Deferred compensation	—	(465)
Accumulated deficit	(429,853)	(445,814)
Accumulated other comprehensive loss	(1,263)	(750)

Total shareholders’ equity	126,411	102,272

Total liabilities and shareholders’ equity	$272,084	$299,902

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(UNAUDITED, IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	October 31,		October 31,
	2006	2005	2006	2005
Revenue	$57,135	$53,901	$167,521	$160,833
Cost of revenue (1)	6,846	6,509	19,962	18,662

Gross profit	50,289	47,392	147,559	142,171
Operating expenses:
Research and development (1)	10,047	9,169	29,913	29,321
Selling and marketing (1)	21,983	20,546	68,375	65,641
General and administrative (1)	6,844	5,504	20,948	18,531
Legal settlements/(insurance recoveries)	—	—	—	(19,500)
Amortization of intangible assets	1,152	2,285	5,443	6,838
Restructuring	25	226	47	813
Restatement — SEC investigation	114	507	434	1,591

Total operating expenses	40,165	38,237	125,160	103,235

Operating income	10,124	9,155	22,399	38,936
Other (expense)/income, net	(35)	341	(67)	727
Interest income	1,137	511	3,011	1,213
Interest expense	(69)	(243)	(205)	(341)
Loss on sale of assets, net	—	73	—	(608)

Income before provision for income taxes	11,157	9,837	25,138	39,927
Provision for income taxes	4,073	4,154	9,176	8,833

Net income	$7,084	$5,683	$15,962	$31,094

Net income per share (Note 9):
Basic	$0.07	$0.06	$0.16	$0.30

Basic weighted average shares outstanding	101,763,654	100,663,757	101,446,427	103,055,159

Diluted	$0.07	$0.06	$0.15	$0.30

Diluted weighted average shares outstanding	104,724,685	101,540,690	103,887,852	103,726,562

(1)	Share-based compensation included in cost of revenue and operating expenses:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	October 31,		October 31,
	2006	2005	2006	2005
Cost of revenue	$14	$—	$31	$—
Research and development	151	47	818	140
Selling and marketing	269	164	1,646	511
General and administrative	404	8	1,657	24
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, IN THOUSANDS)

	NINE MONTHS ENDED
	OCTOBER 31,
	2006	2005
Cash flows from operating activities:
Net income	$15,962	$31,094
Adjustments to reconcile net income to net cash provided by operating activities -
Share-based compensation	4,152	675
Depreciation and amortization	4,502	3,790
Amortization of intangible assets	5,443	6,838
Recovery of bad debts reserves	(477)	(772)
Loss on disposition	—	608
Provision for income tax — non-cash	8,245	7,853
Changes in current assets and liabilities:
Accounts receivable	39,354	41,381
Prepaid expenses and other current assets	8,794	6,815
Accounts payable	(403)	(2,644)
Accrued expenses, including long-term liabilities	(13,190)	(22,570)
Deferred revenue	(40,043)	(36,547)

Net cash provided by operating activities	32,339	36,521
Cash flows from investing activities:
Deferred acquisition costs	(296)	—
Purchases of property and equipment	(3,989)	(4,157)
Capitalized software development costs	—	(1,247)
Purchases of investments	(74,843)	(14,848)
Maturity of investments	39,810	21,844
Release/(designation) of restricted cash	335	(4,415)

Net cash used in investing activities	(38,983)	(2,823)
Cash flows from financing activities:
Exercise of share options	1,977	550
Proceeds from employee share purchase plan	2,561	2,210
Payments to acquire treasury shares	—	(22,000)

Net cash provided by / (used in) financing activities	4,538	(19,240)
Effect of exchange rate changes on cash and cash equivalents	562	(1,305)

Net (decrease)/increase in cash and cash equivalents	(1,544)	13,153
Cash and cash equivalents, beginning of period	51,937	34,906

Cash and cash equivalents, end of period	$50,393	$48,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. THE COMPANY
SkillSoft® PLC (the Company or SkillSoft) was incorporated in Ireland on August 8, 1989. The Company is a leading provider of e-learning and performance support solutions for global enterprises, government, education and small to medium-sized businesses. SkillSoft helps companies to maximize business performance through a combination of comprehensive e-learning content, online information resources, flexible learning technologies and support services.. SkillSoft PLC is the result of a merger between SmartForce PLC and SkillSoft Corporation on September 6, 2002 (the Merger).
2. BASIS OF PRESENTATION
The accompanying, unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all material adjustments (consisting only of those of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of October 31, 2006 and, the results of its operations for the three and nine months ended October 31, 2006 and 2005 and its cash flows for the nine months ended October 31, 2006 and 2005. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.
3. CASH, CASH EQUIVALENTS, RESTRICTED CASH AND INVESTMENTS
The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. At October 31, 2006 and January 31, 2006, cash equivalents consisted mainly of commercial paper, short-term federal agency notes and money market funds. The Company considers the cash held in certificates of deposit with a commercial bank to secure certain facility leases and to secure funds to defend named, former and current executives, and board members of SmartForce PLC for actions arising out of the SEC investigation to be restricted cash. The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115). Under SFAS No. 115, securities that the Company does not intend to hold to maturity are reported at market value and are classified as available-for-sale. At October 31, 2006, the Company’s investments had an average remaining maturity of approximately 143 days or 4.8 months. These investments are classified as current assets or long-term investments in the accompanying condensed consolidated balance sheets based upon the period over which they will mature.
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
5. ACCOUNTING FOR SHARE-BASED COMPENSATION
The Company has several share-based compensation plans under which employees, officers, directors and consultants may be granted options to purchase the Company’s ordinary shares, generally at the market price on the date of grant. The options become exercisable over various periods, typically four years and have a maximum term of up to ten years. As of October 31, 2006, 7,513,263 ordinary shares remain available for future grant under the Company’s share option plans. Please see Note 9 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K as filed with the SEC on April 13, 2006 for a detailed description of the Company’s share option plans.
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
The share-based compensation expense reduced both basic and diluted earnings per share by $0.01 for the three months ended October 31, 2006 and both basic and diluted earnings per share by $0.04 for the nine months ended October 31, 2006. These results reflect share-based compensation expense of $0.8 million and no related tax benefit, due to the Company’s full valuation allowance on its U.S. deferred tax assets, for the three months ended October 31, 2006, and share-based compensation expense of $4.2 million and no related tax benefit for the nine months ended October 31, 2006. In accordance with the modified-prospective transition method of SFAS 123(R), results for prior periods have not been restated. As of October 31, 2006, there was $3.7 million of compensation expense related to non-vested share awards that is expected to be recognized over a period of 3.92 years and a weighted-average period of 3.47 years.
Prior to adopting SFAS 123(R), the Company accounted for share-based compensation under Opinion 25. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to the three and nine month periods ended October 31, 2005 (in thousands, except per share data).

	THREE MONTHS	NINE MONTHS
	ENDED OCTOBER 31,	ENDED OCTOBER 31,
	2005	2005
Net income —
As reported	$5,683	$31,094
Add: Share-based compensation expense recognized under Opinion 25	219	675
Less: Total share-based compensation expense determined under fair value based method for all awards	(4,063)	(13,069)

Pro forma net income	$1,839	$18,700

Basic and diluted net income per share —
As reported	$0.06	$0.30

Pro forma	$0.02	$0.18

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
The decision to accelerate vesting of these options was made to avoid recognizing compensation cost related to these options in future statements of operations upon the adoption of SFAS 123(R). It is estimated that the maximum future compensation expense that would have been recorded in the Company’s income statements had the vesting of these options not been accelerated is approximately $9.1 million, including approximately $4.7 million of share-based compensation expense in the fiscal year ending January 31, 2007. The amounts were instead reflected in the Company’s pro-forma charge as presented in Note 2 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K as filed with the SEC on April 13, 2006.
The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options prior to and after adopting SFAS 123(R). The estimated fair value of employee share options is amortized to expense using the straight-line method over the vesting period. The weighted average information and assumptions used for the grants were as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 31,		OCTOBER 31,
	2006	2005	2006	2005
Risk-free interest rates	4.56%-4.59%	3.86% - 4.06%	4.58% - 5.03%	3.86% - 4.33%
Expected dividend yield	—	—	—	—
Volatility factor	60%	65%	60%	71%
Expected lives	4 years	7 years	4 years	7 years
Weighted average fair value of options granted	$3.19	$2.60	$3.02	$2.65
Weighted average remaining contractual life of options outstanding	5.30 years	6.10 years	5.30 years	6.10 years

The Company’s assumed dividend yield of zero is based on the fact that it has never paid cash dividends and has no present intention to pay cash dividends. Since adoption of SFAS 123(R) on February 1, 2006, the expected share-price volatility assumption used by the Company has been based on a blend of implied volatility in conjunction with calculations of the Company’s historical volatility determined over a period commensurate with the expected life of its option grants. The implied volatility is based on exchange traded options of the Company’s share. The Company believes that using a blended volatility assumption will result in the best estimate of expected volatility. Prior to adoption of SFAS 123(R), the expected volatility was based on historical volatilities of the underlying share only. The assumed risk-free interest rate is the U.S. Treasury security rate with a term equal to the expected life of the option. The assumed expected life is based on company-specific historical experience. With regard to the estimate of the expected life, the Company considers the exercise behavior of past grants and the pattern of aggregate exercises. The Company looked at historical option grant cancellation and termination data in order to determine its assumption of forfeiture rate which was 11.6% as of October 31, 2006. Prior to the adoption of SFAS 123(R), forfeitures were not estimated at the time of award and adjustments were reflected in pro forma net income disclosures as forfeitures occurred.
For shares purchased under the 2004 Employee Share Purchase Plan (ESPP), the Company uses a Black-Scholes option-pricing model, with the following assumptions used for the two purchases made during the nine months ended October 31, 2006: assumed risk-free interest rates of 4.79% and 5.08%, an expected volatility factor of 39% and 32% and an expected life of six months, with the assumption that dividends will not be paid.
A summary of activity under the Company’s share option plans during the nine months ended October 31, 2006 was as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
Share Options	Shares	Exercise Price	Term (Years)	(in thousands)
Outstanding, January 31, 2006	16,239,090	$7.73	5.99
Granted	1,034,000	5.98
Exercised	(554,513)	3.57
Cancelled	(583,536)	11.27

Outstanding, October 31, 2006	16,135,041	$7.63	5.30	$20,597

Exercisable, October 31, 2006	15,035,041	$7.75	5.19	$20,088

Vested and Expected to Vest, October 31, 2006 (1)	15,940,227	$7.65	5.28	$20,513

(1)	This represents the number of vested options as of October 31, 2006 plus the number of unvested options as of October 31, 2006 expected to vest adjusted for an estimated forfeiture rate of 11.6%. The company recognizes expense incurred under SFAS 123(R) on a straight line basis. Due to the Company’s vesting schedule, expense is incurred on options that have not yet vested but which are expected to vest in a future period. The options for which expense has been incurred but have not yet vested are included above as options expected to vest.
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the shares on October 31, 2006 of $6.33 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on October 31, 2006.
The weighted average grant date fair value of options granted during the three and nine months ended October 31, 2006 was $3.19 and $3.02 per share, respectively. The total intrinsic value of options exercised during the three months ended October 31, 2006 and 2005 was approximately $451,000 and $32,000, respectively. The total intrinsic value of options exercised during the nine months ended October 31, 2006 and 2005 was approximately $1.3 million and $381,000, respectively. The total fair value of share options that vested or were expected to vest during the three months ended October 31, 2006 and 2005 was approximately $0.7 million and $3.8 million, respectively. The total fair value of share options that vested and expected to vest during the nine months ended October 31, 2006 and 2005 was approximately $3.6 million and $12.3 million, respectively.

6. SPECIAL CHARGES
MERGER AND EXIT COSTS
Activity in the Company’s merger and exit costs, which are included in accrued expenses (see Note 13) and long-term liabilities, was as follows (in thousands):

	EMPLOYEE
	SEVERANCE AND	CLOSEDOWN OF
	RELATED COSTS	FACILITIES	OTHER	TOTAL
Merger and exit accrual January 31, 2006	$1,186	$3,457	$169	$4,812
Payments made during the nine months ended October 31, 2006	(346)	(1,154)	(46)	(1,546)
Adjustments made to accrual during the nine months ended October 31, 2006	—	238	—	238

Merger and exit accrual October 31, 2006	$840	$2,541	$123	$3,504

Long-term obligation	$—	$1,570	$—	$1,570
Current obligation	$840	$971	$123	$1,934
The Company anticipates that the remainder of the merger and exit accrual will be paid out by October 2011 as follows (in thousands):

Year ended January 31,
2007 (remaining 3 months)	$1,902
2008	551
2009	493
2010	518
2011	40

Total	$3,504

RESTRUCTURING
Activity in the Company’s restructuring accrual, which are included in accrued expenses (see note 13) and long-term liabilities, was as follows (in thousands):

FACILITY LEASE
OBLIGATIONS
Total restructuring accrual as of January 31, 2006	$1,987
Payments made during the nine months ended October 31, 2006	(362)
Restructuring credits incurred during the nine months ended October 31, 2006	(191)

Total restructuring accrual as of October 31, 2006	$1,434

Long-term obligation	$874
Current obligation	$560
7. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets are as follows (in thousands):

	OCTOBER 31, 2006			JANUARY 31, 2006
	GROSS		NET	GROSS		NET
	CARRYING	ACCUMULATED	CARRYING	CARRYING	ACCUMULATED	CARRYING
	AMOUNT	AMORTIZATION	AMOUNT	AMOUNT	AMORTIZATION	AMOUNT
Internally developed software/ courseware	$28,257	$27,618	$639	$28,257	$23,414	$4,843
Customer contracts	13,018	11,289	1,729	13,018	10,055	2,963
Trademarks and trade names	905	5	900	905	—	905

	42,180	38,912	3,268	42,180	33,469	8,711
Goodwill	85,092	—	85,092	93,929	—	93,929

	$127,272	$38,912	$88,360	$136,109	$33,469	$102,640

The change in goodwill at October 31, 2006 from the amount recorded at January 31, 2006 was due primarily to the Company’s utilization of the tax benefit of net operating loss carryforwards assumed as part of the Merger.

Total
Gross carrying amount of goodwill, January 31, 2006	$93,929
Utilization of tax benefit	(8,245)
Other	(592)

Gross carrying amount of goodwill, October 31, 2006	$85,092

     Amortization expense related to intangible assets for the remainder of fiscal 2007 and the following fiscal years is expected to be as follows (in thousands):

Amortization
Fiscal Year	Expense
2007	$631
2008	1,625
2009	112

Total	$2,368

The Company will be conducting its annual impairment test of goodwill for fiscal 2007 in the fourth quarter.
8. COMPREHENSIVE INCOME/(LOSS)
SFAS No. 130, “Reporting Comprehensive Income,” requires disclosure of all components of comprehensive income/(loss) on an annual and interim basis. Comprehensive income/(loss) is defined as the change in equity of a business enterprise during a period resulting from transactions, other events and circumstances related to non-owner sources. Comprehensive income for the three and nine months ended October 31, 2006 and 2005 was as follows (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 31,		OCTOBER 31,
	2006	2005	2006	2005
Comprehensive income:
Net income	$7,084	$5,683	$15,962	$31,094
Other comprehensive income/(loss) —
Foreign currency adjustment	(147)	(360)	(613)	187
Unrealized holding gains/(losses)	74	30	100	(9)

Comprehensive income	$7,011	$5,353	$15,449	$31,272

Accumulated other comprehensive income as of October 31, 2006 and January 31, 2006 was as follows (in thousands):

	OCTOBER 31,	JANUARY 31,
	2006	2006
Unrealized holding gains/(losses)	$85	$(15)
Foreign currency adjustment	(1,348)	(735)

Total accumulated other comprehensive loss	$(1,263)	$(750)

9. NET INCOME PER SHARE
Basic net income per share was computed using the weighted average number of shares outstanding during the period. Diluted net income per share was computed by giving effect to all dilutive potential shares outstanding. The weighted average number of shares outstanding used to compute basic net income per share and diluted net income per share was as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 31,		OCTOBER 31,
	2006	2005	2006	2005
Basic weighted average shares outstanding	101,763,654	100,663,757	101,446,427	103,055,159
Effect of dilutive shares outstanding	2,961,031	876,933	2,441,425	671,403

Weighted average shares outstanding, as adjusted	104,724,685	101,540,690	103,887,852	103,726,562

The following share equivalents have been excluded from the computation of diluted weighted average shares outstanding for the three and nine months ended October 31, 2006 and 2005, respectively, as they would be anti-dilutive:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 31,		OCTOBER 31,
	2006	2005	2006	2005
Options to purchase shares	13,174,010	16,469,825	13,693,616	16,675,354
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
The provision for income tax in the three and nine months ended October 31, 2006 was approximately $4.1 million and $9.2 million, respectively. Of these amounts, approximately $3.8 million and $8.2 million for the three and nine months ended October 31, 2006, respectively, relate to the expected utilization of acquired NOL carryforwards, which do not alleviate tax burden in the statement of income, and are recorded as an adjustment to goodwill. The $3.8 million and $8.2 million of utilized acquired NOL carryforwards do not require cash payments to the taxing authorities. In addition, there is income generated in foreign countries, which cannot be offset through NOL carryforwards.
The Company’s effective tax rates for the three months ended October 31, 2006 and 2005 were 36.5% and 42.2%, respectively, and for the nine months ended October 31, 2006 and 2005 were 36.5% and 22.1%, respectively, which were higher than the Irish statutory rate of 12.5%. For the three and nine months ended October 31, 2006, the higher effective rate was due primarily to earnings in higher tax jurisdictions outside of Ireland and the effects of SFAS 123(R). This tax rate was partially offset by the utilization of previously unrecognized NOL carryforwards. The Company’s effective tax rates for the three and nine months October 31, 2005 were higher than the Irish statutory rate primarily due to earnings in higher tax jurisdictions outside of Ireland. This tax rate was partially offset by a tax free gain from an insurance settlement benefit and the utilization of previously unrecognized NOL carryforwards.
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
12. DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE
The Company follows the provisions of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (SFAS No. 131). SFAS No. 131 established standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to shareholders. SFAS No. 131 also established standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, when making decisions with respect to how to allocate resources and assess performance. The Company’s chief operating decision makers, as defined under SFAS No. 131, are the Chief Executive Officer and the Chief Financial Officer. The Company views its operations and manages its business as principally two operating segments — Multi-Modal Learning (MML) and Retail Certification. On April 29, 2005, the Company sold certain assets and transferred certain liabilities related to its Retail Certification business and incurred a $608,000 loss on disposition. The sale resulted in a reduction in Retail Certification revenue in fiscal quarters subsequent to the quarter ended April 30, 2005. That trend will continue for the remainder of fiscal 2007 when compared to fiscal 2006.
The following tables set forth the Company’s statements of operations for the three and nine months ended October 31, 2006 and 2005:

	Three Months Ended October 31, 2006
	Multi-Modal	Retail Certification	Combined
		(In thousands)
Revenue	$55,888	$1,247	$57,135
Net income	$7,063	$21	$7,084

	Three Months Ended October 31, 2005
	Multi-Modal	Retail Certification	Combined
		(In thousands)
Revenue	$51,005	$2,896	$53,901
Net income	$5,568	$115	$5,683

	Nine Months Ended October 31, 2006
	Multi-Modal	Retail Certification	Combined
		(In thousands)
Revenue	$163,018	$4,503	$167,521
Net income	$15,834	$128	$15,962

	Nine Months Ended October 31, 2005
	Multi-Modal	Retail Certification	Combined
		(In thousands)
Revenue	$148,762	$12,071	$160,833
Net income/(loss)	$32,138	$(1,044)	$31,094
The Company attributes revenues to different geographical areas on the basis of the location of the customer. Revenues by geographical area for the three and nine month periods ended October 31, 2006 and 2005 were as follows (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 31,		OCTOBER 31,
	2006	2005	2006	2005
Revenue:
United States	$44,689	$42,798	$131,155	$126,378
United Kingdom (UK)	6,651	5,284	18,972	16,562
Canada	2,347	2,400	7,062	6,787
Europe, excluding UK	491	1,214	1,532	4,122
Australia/New Zealand	2,177	1,940	6,473	5,621
Other	780	265	2,327	1,363

Total revenue	$57,135	$53,901	$167,521	$160,833

Long-lived tangible assets at international facilities are not significant.
13. ACCRUED EXPENSES
Accrued expenses in the accompanying condensed combined balance sheets consisted of the following (in thousands):

	OCTOBER 31, 2006	JANUARY 31, 2006
Accrued compensation and benefits	$9,074	$15,984
Course development fees	1,544	1,170
Professional fees	2,915	2,989
Accrued payables	385	1,254
Accrued miscellaneous taxes	273	395
Accrued merger related costs*	1,934	2,977
Sales tax payable/VAT payable	3,116	4,193
Accrued royalties	3,599	3,129
Accrued litigation settlements	15,250	17,040
Accrued restructuring	560	810
Other accrued liabilities	2,799	3,854

Total accrued expenses	$41,449	$53,795

*	Includes $1,238 and $1,584 of accrued payroll taxes in October 31, 2006 and January 31, 2006, respectively.
14. LINE OF CREDIT
The Company has a $25 million line of credit with a bank, which expires on January 18, 2007. Under the terms of the line of credit, the bank holds a first security interest in all domestic business assets. All borrowings under the line of credit bear interest at the bank’s prime rate. The facility is subject to a commitment fee of $50,000 to secure the line of credit and unused commitment fees of 0.125% based upon the daily average of un-advanced amounts under the line of credit. In addition, the line of credit contains certain financial and non-financial covenants. The Company is currently in compliance with all covenants. Also, the line of credit provides that in the event of a Material Adverse Change (as defined in the line of credit), the lender has the ability to call amounts outstanding under the line of credit. As of October 31, 2006, there were no borrowings under the line of credit; however, the Company had an outstanding letter of credit of $15.5 million that reduced the availability under the line of credit. Letters of credit are subject to commission fees of 0.75% and administrative costs. The Company paid approximately $93,000 in letters of credit fees in the nine months ended October 31, 2006.

15. SHARE REPURCHASE PROGRAM
In fiscal 2005, the Company’s shareholders approved the repurchase by the Company of up to an aggregate of 7,000,000 ADSs. The Company repurchased 6,533,884 shares under this program through the fiscal year ended January 31, 2006. The program expired on March 24, 2006. On March 23, 2006, the Company’s shareholders approved the renewal and extension of the program and the repurchase by the Company of up to an aggregate of 3,500,000 ADSs. Currently, none of the shares under the renewed program have been repurchased. As a result, 3,500,000 are available for repurchase, subject to certain limitations, under the shareholder approved program. The current share repurchase program authorization expires on September 22, 2007.
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company is currently analyzing the effect, if any, SFAS No. 157 will have on the Company’s consolidated financial position and results of operations.

17. OTHER MATTERS
On October 25, 2006, the Company signed a definitive agreement to acquire NETg from The Thomson Corporation. Under the terms of the agreement, unanimously approved by the Board of Directors of SkillSoft and also by The Thomson Corporation, the Company will pay approximately $285 million to acquire NETg. The Company will pay the purchase price as follows: (i) $215,778,000 in cash in immediately available funds and (ii) either (A) 11,093,230 of the Company’s ordinary shares, (B) $69,221,760 in cash in immediately available funds or (C) a combination of cash and such of the Company’s ordinary shares having an aggregate value of $69,221,760. For purposes of issuing the Company’s ordinary shares pursuant to the definitive agreement, the parties have agreed that each Company ordinary share shall be deemed to have a value of $6.24. The definitive agreement provides that the Company will use its commercially reasonable efforts to raise equity financing prior to the closing of the transaction, if needed. If the Company obtains such equity financing or is able to obtain sufficient additional debt financing, the entire purchase price will be paid in cash. The acquisition is estimated to close in the first half of calendar 2007 (fiscal 2008). At closing, the Company expects to accrue for transaction and integration costs along with purchase accounting adjustments, including a reduction of deferred revenue and the recording of certain intangible assets, including goodwill.
On December 1, 2006, the Company received notification from the Pre-merger Office of the Federal Trade Commission of early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 for the proposed acquisition of Thomson NETg. The Company remains subject to customary closing conditions including the completion of audited financial statements by Thomson NETg.
On December 5, 2006, the Company’s compensation committee awarded 4.8 million options to five executives under the Company’s 2002 Stock Incentive Plan and will vest over of period of 4 years. Beginning in the fourth quarter of fiscal 2007 the company expects to incur approximately $1.0 million of expense under SFAS 123(R) per quarter as a result of this grant.
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
OVERVIEW
We are a leading provider of e-learning and performance support solutions for global enterprises, government, education and small to medium-sized businesses. SkillSoft helps companies to maximize business performance through a combination of comprehensive e-learning content, online information resources, flexible learning technologies and support services. Our multi-modal learning solutions support and enhance the speed and effectiveness of both formal and informal learning processes and integrate SkillSoft’s in-depth content resources, learning management system, virtual classroom technology and support services.
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
Cost of revenue includes the cost of materials (such as storage media), packaging, shipping and handling, CD duplication, the cost of online mentoring and hosting services, royalties and certain infrastructure and occupancy expenses. We generally recognize these costs as incurred. Research and development expenses consist primarily of salaries and benefits, share-based compensation, certain infrastructure and occupancy expenses, fees to consultants and course content development fees. We account for software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” which requires the capitalization of certain computer software development costs incurred after technological feasibility is established. In the fiscal year ended January 31, 2006, we capitalized approximately $1.7 million in software development costs of which $0.5 million was amortized in the nine months ended October 31, 2006. We did not capitalize any software development costs during the nine months ended October 31, 2006. Selling and marketing expenses consist primarily of salaries and benefits, share-based compensation, commissions, advertising and promotion expenses, travel expenses and certain infrastructure and occupancy expenses. General and administrative expenses consist primarily of salaries and benefits, share-based compensation, consulting and service expenses, legal expenses, audit and tax preparation costs, regulatory compliance costs and certain infrastructure and occupancy expenses.
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
BUSINESS OUTLOOK
In the three and nine months ended October 31, 2006, we generated revenue of $57.1 million and $167.5 million, respectively, as compared to $53.9 million and $160.8 million in the three and nine months ended October 31, 2005, respectively. We reported net income in the three and nine months ended October 31, 2006 of $7.1 million and $16.0 million, respectively, as compared to $5.7 million and $31.1 million in the three and nine months ended October 31, 2005, respectively. The nine months ended October 31, 2005 included a $19.5 million benefit from a settlement with our insurance carriers related to our settlement of the 2002 securities class action litigation. We continue to find ourselves in a challenging business environment due to (i) the overall market adoption rate for e-learning solutions remaining relatively slow, (ii) budgetary constraints on information technology (IT) spending by our current and potential customers and (iii) price competition from a broad array of competitors in the learning market generally. Despite these challenges, we have seen some stability in the marketplace and our core business has performed in accordance with our expectations. Our recent revenue growth and our growth prospects are strongest in our product lines focused on or bundled with informal learning, such as those available from our Books24x7 subsidiary. As a result, we have increased our sales and marketing investment related to those product lines to help capitalize on the recent growth and potential continued growth for informal learning related products. We have also invested aggressively in research and development in those areas to accelerate the time by which our planned new products will be available to our customers.
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
During fiscal 2007, we continue to focus on revenue and earnings growth primarily by acquiring new customers, continuing to execute on our new product and telesales distribution initiatives, and by making a higher priority the evaluation of merger and acquisition opportunities that could contribute to our long-term objectives. As a result of this focus on October 25, 2006 we signed a definitive agreement to acquire NETg from The Thomson Corporation. The acquisition is expected to add to our existing offerings through the addition of complementary NETg offerings in live virtual instructor-led training, blended learning, content authoring/learning content management services technology, learning content and custom development services. The acquisition supports our overall strategy to continually increase the quality, breadth and flexibility of the learning solutions we can make available to our corporate, government, education and small-to-medium size business customers. Also, the addition of NETg’s capabilities will strengthen our ability to compete for a greater share of the $13.2 billion corporate training market that includes many larger players with more comprehensive product offerings.
CRITICAL ACCOUNTING POLICIES
We believe that our critical accounting policies are those related to revenue recognition, amortization of intangible assets and impairment of goodwill, share-based compensation, deferral of commissions, restructuring charges, legal contingencies and income taxes. We believe these accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require application of significant judgment by our management. In applying these policies, management uses its judgment in making certain assumptions and estimates. Our critical accounting policies are more fully described under the heading “Critical Accounting Policies” and in Note 2 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K as filed with the SEC on April 13, 2006. The policies set forth in our Form 10-K have not changed, except that the critical accounting policy for share-based compensation, which is discussed in our quarterly report on Form 10-Q for the quarter ended July 31, 2006, has been modified since the filing of our Form 10-K as a result of the adoption of SFAS 123(R) on February 1, 2006.
RESULTS OF OPERATIONS
THREE MONTHS ENDED OCTOBER 31, 2006 VERSUS THREE MONTHS ENDED OCTOBER 31, 2005

	DOLLAR	THREE MONTHS ENDED OCTOBER 31,
	INCREASE/(DECREASE)	PERCENT CHANGE
	2005/2006	INCREASE/(DECREASE)	PERCENTAGE OF REVENUE
	(IN THOUSANDS)	2005/2006	2006†	2005†
Revenue	$3,234	6%	100%	100%
Cost of revenue	337	5%	12%	12%

Gross margin	2,897	6%	88%	88%

Operating expenses:
Research and development	878	10%	18%	17%
Selling and marketing	1,437	7%	38%	38%
General and administrative	1,340	24%	12%	10%
Amortization of intangible assets	(1,133)	(50%)	2%	4%
Restructuring	(201)	(89%)	—	—
Restatement — SEC investigation	(393)	(78%)	—	1%

Total operating expenses	1,928	5%	70%	71%

	DOLLAR	THREE MONTHS ENDED OCTOBER 31,
	INCREASE/(DECREASE)	PERCENT CHANGE
	2005/2006	INCREASE/(DECREASE)	PERCENTAGE OF REVENUE
	(IN THOUSANDS)	2005/2006	2006†	2005†
Operating income	969	11%	18%	17%

Other income/(expense) , net	(376)	*	—	1%
Interest income	626	123%	2%	1%
Interest expense	174	(72%)	—	—
Loss on sale of assets, net	(73)	*	—	—

Income before provision for income taxes	1,320	13%	20%	18%
Provision for income taxes	(81)	(2%)	7%	8%

Net income	$1,401	25%	12%	11%

*	Not meaningful

†	Does not add due to rounding
REVENUE

	THREE MONTHS ENDED OCTOBER 31,
(IN THOUSANDS)	2006	2005	CHANGE
Revenue:
Multi-Modal Learning	$55,888	$51,005	$4,883
Retail Certification	1,247	2,896	(1,649)

Total	$57,135	$53,901	$3,234

In the three months ended April 30, 2005, we sold certain assets related to SmartCertify, our Retail Certification business. The sale resulted in a reduction in revenue of $1.6 million in our Retail Certification business for the three months ended October 31, 2006 as compared to the three months ended October 31, 2005. This reduction was more than offset by a 10% increase in MML revenue from our informal learning product lines and additional reseller revenues. We expect revenues from our Retail Certification business to be approximately $5.0 million in fiscal 2007 as compared to $14.3 million in fiscal 2006. We expect this decrease in revenue to be offset in fiscal 2007 by increased MML revenue generated from existing customers and new business.

	THREE MONTHS ENDED OCTOBER 31,
(IN THOUSANDS)	2006	2005	CHANGE
Revenue:
United States	$44,689	$42,798	$1,891
International	12,446	11,103	1,343

Total	$57,135	$53,901	$3,234

Revenue increased by 4% and 12% in the United States and internationally, respectively, in the three months ended October 31, 2006 as compared to the three months ended October 31, 2005 as a result of increased MML revenue, which was partially offset by the decrease in Retail Certification revenue as discussed above.
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

COSTS AND EXPENSES
The increase in cost of revenue in the three months ended October 31, 2006 versus the three months ended October 31, 2005 was primarily due to increased revenue from our royalty bearing Books 24x7 Referenceware product line.
The increase in research and development expenses in the three months ended October 31, 2006 versus the three months ended October 31, 2005 was primarily due to an increase of $0.7 million in compensation and benefit expense, which included an increase in share-based compensation expense of $0.1 million. We also incurred an increase in depreciation expense of $0.1 million. In fiscal 2007, we anticipate that research and development expenses will be between 18% and 19% of revenue.
The increase in selling and marketing expenses in the three months ended October 31, 2006 versus the three months ended October 31, 2005 was primarily due to an increase in compensation expense and payroll benefits of $1.0 million, which included an increase in share-based compensation expense of $0.1 million and $0.3 million of additional investment in our direct sales force focusing on acquiring new customers. We also incurred $0.3 million of additional investment in our marketing programs. In fiscal 2007, we anticipate that selling and marketing expenses will be between 40% and 41% of revenue.
The increase in general and administrative expenses in the three months ended October 31, 2006 versus the three months ended October 31, 2005 was primarily due an increase in compensation and benefit expense of $0.8 million, which included an increase in share-based compensation expense of $0.4 million. We also incurred increased consulting costs related to our business systems software development of $0.5 million. In fiscal 2007, we anticipate that general and administrative expense will be between 12% and 13% of revenue.
The decrease in amortization of intangible assets in the three months ended October 31, 2006 versus the three months ended October 31, 2005 was primarily due to certain assets becoming fully amortized and no material additions to intangible assets.
OTHER INCOME/(EXPENSE), NET
The change in other income/(expense), net in the three months ended October 31, 2006 versus the three months ended October 31, 2005 was primarily due to foreign currency fluctuations. Due to our multi-national operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies used in our business.
INTEREST INCOME
The increase in interest income in the three months ended October 31, 2006 versus the three months ended October 31, 2005 was primarily due to more funds being available for investment and higher interest rates on our cash and cash equivalents and investments.
PROVISION FOR INCOME TAXES
We are using an effective tax rate of 36.5% for fiscal 2007 compared to 22.0% for fiscal year 2006. The increase in the rate reflects both nontaxable insurance proceeds received in fiscal 2006 and the Company’s increased utilization of acquired NOL carryforwards in the U.S. in fiscal 2007 (as opposed to operational NOL carryforwards in fiscal 2006). For the three months ended October 31, 2006, the effective rate was higher than the Irish statutory rate of 12.5% due primarily to earnings in higher tax jurisdictions outside of Ireland and the effects of SFAS 123(R). This tax rate was partially offset by the utilization of previously unrecognized NOL carryforwards.

NINE MONTHS ENDED OCTOBER 31, 2006 VERSUS NINE MONTHS ENDED OCTOBER 31, 2005

	DOLLAR	NINE MONTHS ENDED OCTOBER 31,
	INCREASE/(DECREASE)	PERCENT CHANGE
	2005/2006	INCREASE/(DECREASE)	PERCENTAGE OF REVENUE
	(IN THOUSANDS)	2005/2006	2006	2005†
Revenue	$6,688	4%	100%	100%
Cost of revenue	1,300	7%	12%	12%

Gross margin	5,388	4%	88%	88%

Operating expenses:
Research and development	592	2%	18%	18%
Selling and marketing	2,734	4%	41%	41%
General and administrative	2,417	13%	13%	12%
Amortization of intangible assets	(1,395)	(20%)	3%	4%
(Insurance recoveries)	19,500	*	—	(12%)
Restructuring	(766)	(94%)	—	1%
Restatement — SEC investigation	(1,157)	(73%)	—	1%

Total operating expenses	21,925	21%	75%	64%

Operating income	(16,537)	(42%)	13%	24%

Other income/(expense) , net	(794)	*	—	—
Interest income	1,798	148%	2%	1%
Interest expense	136	(40%)	—	—
Loss on sale of assets, net	608	*	—	—

Income before provision for income taxes	(14,789)	(37%)	15%	25%
Provision for income taxes	343	4%	5%	5%

Net income	$(15,132)	(49%)	10%	19%

*	Not meaningful.

†	Does not add due to rounding
REVENUE

	NINE MONTHS ENDED OCTOBER 31,
(IN THOUSANDS)	2006	2005	CHANGE
Revenue:
Multi-Modal Learning	$163,018	$148,762	$14,256
Retail Certification	4,503	12,071	(7,568)

Total	$167,521	$160,833	$6,688

The sale of certain assets related to SmartCertify, our Retail Certification business, resulted in a reduction in revenue of $7.6 million in our Retail Certification business for the nine months ended October 31, 2006 as compared to the nine months ended October 31, 2005. This reduction was more than offset by a 10% increase in MML revenue from our informal learning product lines and additional reseller revenues.

	NINE MONTHS ENDED OCTOBER 31,
(IN THOUSANDS)	2006	2005	CHANGE
Revenue:
United States	$131,155	$126,378	$4,777
International	36,366	34,455	1,911

Total	$167,521	$160,833	$6,688

Revenue increased by 4% and 6% in the United States and internationally, respectively, in the nine months ended October 31, 2006 as compared to the nine months ended October 31, 2005 due to the increased MML revenue which was offset by the decrease in Retail Certification revenue as discussed above.
COSTS AND EXPENSES
The increase in cost of revenue in the nine months ended October 31, 2006 versus the nine months ended October 31, 2005 was primarily due to increased revenue from our royalty bearing Books 24x7 Referenceware product line.
The increase in research and development expenses in the nine months ended October 31, 2006 versus the nine months ended October 31, 2005 was primarily due an increase in compensation and benefit expense of $1.6 million which included an increase in share-based compensation expense of $0.7 million. This was partially offset by a reduction of $1.2 million in outsourcing expense due to incremental costs incurred in the nine months ended October 31, 2005 to introduce the SkillSoft Dialogue product offering.

The increase in selling and marketing expenses in the nine months ended October 31, 2006 versus the nine months ended October 31, 2005 was primarily due to an increase in compensation and benefit expense of $5.3 million, which included $1.4 million of additional investment in our Books 24x7 sales force, $1.1 million increase in share-based compensation expense and $0.8 million of additional investment in our direct sales force targeted at acquiring new customers. We also incurred $0.8 million of additional investment in our marketing programs. These costs were partially offset by the reduction of $2.8 million of expenses resulting from the sale of certain assets related to SmartCertify at the end of our fiscal 2006 first quarter and a reduction of $1.0 million of outsourcing expense due to incremental cost incurred in the nine months ended October 31, 2005 to introduce the new SkillSoft Dialogue product line.
The increase in general and administrative expenses in the nine months ended October 31, 2006 versus the nine months ended October 31, 2005 was primarily due to an increase in compensation and benefit expense of $2.3 million, which included an increase in share-based compensation expense of $1.4 million. We also incurred increased consulting costs related to our business systems software development of $0.8 million and an increase in property tax of $0.5 million. These increases were partially offset by a decrease in accounting fees of $0.8 million and the reduction of $0.4 million of expense resulting from the sale of certain assets of SmartCertify at the end of our fiscal 2006 first quarter.
Within legal settlements/(insurance recoveries), we received an insurance settlement benefit of $19.5 million in the nine months ended October 31, 2005, which resulted from the final settlement with our insurance carriers regarding the 2002 securities class action lawsuit settlement of $30.5 million in March 2004 and the ongoing related litigation and SEC investigation.
The decrease in amortization of intangible assets in the nine months ended October 31, 2006 versus the nine months ended October 31, 2005 was primarily due to certain assets becoming fully amortized and no material additions to intangible assets.
The decrease in restructuring expenses in the nine months ended October 31, 2006 versus the nine months ended October 31, 2005 was due to the restructuring of our Retail Certification business in the three months ended April 30, 2005. We did not incur any significant restructuring charges in the nine months ended October 31, 2006.
OTHER INCOME/ (EXPENSE), NET
The change in other income/ (expense), net in the nine months ended October 31, 2006 versus the nine months ended October 31, 2005 was primarily due to foreign currency fluctuations. Due to our multi-national operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies used in our business.
INTEREST INCOME
The increase in interest income in the nine months ended October 31, 2006 versus the nine months ended October 31, 2005 was primarily due to more funds being available for investment and higher interest rates on our cash and cash equivalents and investments.
LOSS ON SALE OF ASSETS, NET
We recorded a loss of $608,000 in the nine months ended October 31, 2005. This loss is primarily the result of investment banking and professional fees associated with the sale of certain assets of the Retail Certification business.
PROVISION FOR INCOME TAXES
We are using an effective tax rate of 36.5% for fiscal 2007 compared to 22.0% for fiscal year 2006. The increase in the rate reflects both nontaxable insurance proceeds received in fiscal 2006 and the Company’s increased utilization of acquired NOL carryforwards in the U.S. in fiscal 2007 (as opposed to operational NOL carryforwards in fiscal

2006). For the nine months ended October 31, 2006, the effective rate was higher then the Irish statutory rate of 12.5% due primarily to earnings in higher tax jurisdictions outside of Ireland and the effects of SFAS 123(R). This tax rate was partially offset by a tax free gain from an insurance settlement benefit and the utilization of previously unrecognized NOL carryforwards.
LIQUIDITY AND CAPITAL RESOURCES
As of October 31, 2006, our principal source of liquidity was our cash and cash equivalents and short-term investments, which totaled $102.8 million. This compares to $73.6 million at January 31, 2006.
Net cash provided by operating activities of $32.3 million for the nine months ended October 31, 2006, was primarily due to net income of $16.0 million which reflects non-cash expenses of depreciation and amortization and amortization of intangible assets of $9.9 million, share-based compensation expense of $4.2 million, and non-cash income tax provision of $8.2 million. Net cash provided by operating activities was also a result of a decrease in prepaid expenses of $8.8 million and a reduction of accounts receivable of $39.4 million. These amounts were partially offset by a decrease in deferred revenue of $40.0 million as well as a decrease in accrued expenses and accounts payable of $13.2 million. The decreases in accounts receivable, deferred revenue and accrued expenses are primarily a result of the seasonality of our operations, with the fourth quarter of our fiscal year historically generating the most activity.
Net cash used in investing activities was $39.0 million for the nine months ended October 31, 2006, which includes the purchase of investments, net of maturities, generating a net cash outflow of approximately $35.0 million in the nine months ended October 31, 2006. In addition, purchases of capital assets, primarily related to additional investments in our hosting infrastructure, totaled approximately $4.0 million.
Net cash provided by financing activities was $4.5 million for the nine months ended October 31, 2006. This was the result of proceeds from the exercise of share options under our share option program and share purchases under our 2004 Employee Share Purchase Plan.
We had working capital of approximately $25.9 million as of October 31, 2006 and a working capital deficit of approximately $8.0 million as of January 31, 2006. The increase in our working capital was primarily due to our net income of $16.0 million which reflects depreciation and amortization and amortization of intangible assets of $9.9 million, share-based compensation expense of $4.2 million, and a non-cash provision for income tax of $8.2 million. Additionally, the increase included $4.5 million of proceeds from the exercise of share options and share purchases under our 2004 Employee Share Purchase Plan, which were partially offset by the purchase of long-term investments of $4.0 million and the purchase of property and equipment of $4.0 million.
We have a $25 million line of credit with a bank, which expires on January 18, 2007. Under the terms of the line of credit, the bank holds a first security interest in all domestic business assets. All borrowings under the line of credit bear interest at the bank’s prime rate. The facility is subject to a commitment fee of $50,000 to secure the line of credit and unused commitment fees of 0.125% based upon the daily average of un-advanced amounts under the line of credit. In addition, the line of credit contains certain financial and non-financial covenants. We are currently in compliance with all covenants. Also, the line of credit provides that in the event of a Material Adverse Change (as defined in the line of credit), the lender has the ability to call amounts outstanding under the line of credit. As of October 31, 2006, there were no borrowings under the line of credit; however, we had an outstanding letter of credit of $15.5 million that reduced the availability under the line of credit. Letters of credit are subject to commission fees of 0.75% and administrative costs. We paid approximately $93,000 in letters of credit fees in the nine months ended October 31, 2006.
As of January 31, 2006, we had U.S. federal net operating loss (NOL) carryforwards of approximately $313.0 million. These NOL carryforwards, which are subject to potential limitations based upon change in control provisions of Section 382 of the Internal Revenue Code, are available to reduce future taxable income, if any, through 2025. Included in the $313.0 million are approximately $181.0 million of U.S. NOL carryforwards that were acquired in the Merger and the purchase of Books. We will realize the benefits of these acquired NOL carryforwards through reductions to goodwill and non-goodwill intangibles. Also included in the $313.0 million at January 31, 2006 is approximately $28.0 million of NOL carryforwards in the United States resulting from disqualifying dispositions. We will realize the benefit of these losses through increases to shareholder’s equity in the periods in which the losses are utilized to reduce tax payments. We also acquired $365,000 of U.S. tax credit carryforwards in the Merger and the purchase of Books. As with the acquired NOL carryforwards, we will realize the benefits of these credit carryforwards through reductions to goodwill and non-goodwill intangibles. Additionally, we had approximately $99.7 million of NOL carryforwards in jurisdictions outside of the U.S. If not utilized, these NOL carryforwards expire at various dates through the year ending January 31, 2025. In addition, included in the $99.7 million is approximately $61.1 million of NOL carryforwards in jurisdictions outside the U.S. acquired in the Merger and the purchase of Books. We will realize the benefits of these acquired NOL carryforwards through reductions to goodwill and non-goodwill intangibles We also had U.S. federal tax credit carryforwards of approximately $5.6 million at January 31, 2006.
We lease certain of our facilities and certain equipment and furniture under operating lease agreements that expire at various dates through 2023. Future minimum lease payments, net of estimated rentals, under these agreements are as follows (in thousands):

	Payments Due by Period
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Operating Lease Obligations	$20,244	$5,062	$6,652	$2,213	$6,317

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
We expect to experience similar spending related to capital expenditures in the fiscal year ending January 31, 2007, as compared to the fiscal year ended January 31, 2006, and we will continue to invest in research and development and sales and marketing in order to execute our business plan and achieve expected revenue growth. To the extent that our execution of the business plan results in increased sales, we expect to experience corresponding increases in deferred revenue, cash flow and prepaid expenses. Capital expenditures for the fiscal year ending January 31, 2007 are expected to be approximately $7.0 million. We purchased 6,533,884 shares under our shareholder approved repurchase plan during fiscal 2005 and 2006. This plan expired on March 24, 2006 with 466,116 shares remaining available for repurchase under the original plan. Our shareholders have approved the renewal and extension of the plan, and as a result we currently have the ability to purchase, subject to certain limitations, up to 3,500,000 of our outstanding shares under the approved shareholder plan. Under the plan, there are limitations on our ability to purchase shares up to this level, which include, but are not limited to, the availability of distributable profits under Irish regulations and available cash. In addition, as a result of the definitive agreement we signed on October 25, 2006 to acquire NETg, we are currently restricted from repurchasing our shares. We also expect to incur additional restrictions in the future as a result of the financing arrangements we would execute as part of the agreement. We expect that the principal sources of funding for our operating expenses, capital expenditures, litigation settlement payments and other liquidity needs will be a combination of our available cash and cash equivalents and short-term investments, and funds generated from future cash flows from operating activities. We believe our current funds and expected cash flows from operating activities will be sufficient to fund our operations for at least the next 12 months. However, there are several items that may negatively impact our available sources of funds. In addition, our cash needs may increase due to factors such as unanticipated developments in our business or significant acquisitions (including NETg). The amount of cash generated from operations will be dependent upon the successful execution of our business plan. Although we do not foresee the need to raise additional capital, any unanticipated economic or business events could require us to raise additional capital to support operations.
EXPLANATION OF USE OF NON-GAAP FINANCIAL MEASURES
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
ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of October 31, 2006, we did not use derivative financial instruments for speculative or trading purposes.
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
FOREIGN CURRENCY RISK
Due to our multi-national operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues or pay expenses and the U.S. dollar. Our expenses are not necessarily incurred in the currency in which revenue is generated, and, as a result, we are required from time to time to convert currencies to meet our obligations. These currency conversions are subject to exchange rate fluctuations, in particular changes to the value of the Euro, Canadian dollar, Australian dollar, New Zealand dollar, Singapore dollar, and pound sterling relative to the U.S. dollar, which could adversely affect our business and the results of operations. During the nine months ended October 31, 2006 and 2005, we incurred foreign currency exchange losses of $252,000 and $608,000, respectively.
ITEM 4. — CONTROLS AND PROCEDURES
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II
ITEM 1. — LEGAL PROCEEDINGS
Not applicable.
ITEM 1A. — RISK FACTORS
Investors should carefully consider the risks described below before making an investment decision with respect to shares of the Company.
While the following risk factors have been updated to reflect developments subsequent to the filing of our Annual Report on Form 10-K for the fiscal year ended January 31, 2006, there have been no material changes to the risk factors included in that report, except that the risk factor related to potential acquisitions has been revised to reflect risks related to our anticipated acquisition of NETg.
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
RISKS RELATED TO THE OPERATION OF OUR BUSINESS
WE HAVE EXPERIENCED NET LOSSES IN THE PAST, AND WE MAY BE UNABLE TO MAINTAIN PROFITABILITY.
We recorded a net loss of $113.3 million for the fiscal year ended January 31, 2004, a net loss of $20.1 million for the fiscal year ended January 31, 2005 and net income of $35.2 million for the fiscal year ended January 31, 2006. While we achieved profitability in the fiscal year ending January 31, 2006 and the first three quarters of fiscal 2007, we cannot guarantee that our business will sustain profitability in any future period.
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
OUR PROPOSED ACQUISITION OF NETG MAY FAIL TO CLOSE OR THERE COULD BE SUBSTANTIAL DELAYS AND COSTS BEFORE THE ACQUISITION IS COMPLETED.
On October 25, 2006 we entered into a definitive agreement to acquire NETg from The Thomson Corporation, for a purchase price of approximately $285 million. The acquisition is estimated to close in the first half of calendar 2007 (fiscal 2008). On December 1, 2006, we announced that we had received notification from the Pre-merger Office of the Federal Trade Commission of early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 for the proposed acquisition of Thomson NETg. Closing of the acquisition is subject to customary closing conditions, including the delivery by NETg of audited financial statements. If we are unable to complete the acquisition, we would have failed to realize the anticipated benefits of the acquisition and would have devoted substantial financial resources and management attention without realizing any accompanying benefit. In such an event, our financial condition and results of operations could be materially adversely affected.
PAST AND FUTURE ACQUISITIONS, INCLUDING THE PROPOSED ACQUISITION OF NETG, MAY NOT PRODUCE THE BENEFITS WE ANTICIPATE AND COULD HARM OUR CURRENT OPERATIONS.
One aspect of our business strategy is to pursue acquisitions of businesses or technologies that will contribute to our future growth. As described above, on October 25, 2006 we entered into a definitive agreement to acquire NETg from The Thomson Corporation. However, we may not be successful in identifying or consummating future attractive acquisition opportunities. Moreover, any acquisitions we do consummate, including the proposed NETg acquisition, may not produce benefits commensurate with the purchase price we pay or our expectations for the acquisition. In addition, acquisitions, including the NETg acquisition, involve numerous risks, including:
•	difficulties in integrating the technologies, operations, financial controls and personnel of the acquired company;

•	difficulties in transitioning customers of the acquired company;

•	diversion of management time and focus;

•	the incurrence of unanticipated expenses associated with the acquisition or the assumption of unknown liabilities or unanticipated financial, accounting or other problems of the acquired company; and

•	accounting charges related to the acquisition, including restructuring charges, write-offs of in-process research and development costs, and subsequent impairment charges relating to goodwill or other intangible assets acquired in the transaction.
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
OUR RESTRUCTURING PLANS MAY BE INEFFECTIVE OR MAY LIMIT OUR ABILITY TO COMPETE.
In the fiscal year ended January 31, 2005, we recorded approximately $13.4 million of restructuring charges related to the reorganization of our content development organization as well as the shut down of our German facility. There are several risks inherent in these efforts to transition to a new cost structure. These include the risk that we will not be successful in maintaining profitability, and hence we may have to undertake further restructuring initiatives that would entail additional charges and create additional risks. In addition, there is the risk that cost-cutting initiatives will impair our ability to effectively develop and market products and remain competitive. Each of the above measures could have long-term effects on our business by reducing our pool of talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel. These circumstances could cause our earnings to be lower than they otherwise might be.
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

The Financial Accounting Standards Board has determined to require all companies to treat the value of share options granted to employees as an expense commencing in our first quarter of fiscal 2007. The Company adopted this accounting in the quarter ended April 30, 2006 and recorded approximately $4.2 million of share-based compensation expense for the nine months ended October 31, 2006. This change requires companies to record a compensation expense equal to the value of each share option granted. This expense will be spread over the vesting period of the share option. Due to the fact that we are required to expense share option grants, it could reduce the attractiveness of granting share options because the additional expense associated with these grants would reduce our profitability. However, share options are an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee share option program. Accordingly, either our profitability, or our ability to use share options as an employee recruitment and retention tool would be adversely impacted.
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
ITEM 4. — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We held our 2006 annual general meeting of shareholders (the “AGM”) on September 28, 2006. Under the terms of our arrangements with The Bank of New York, The Bank of New York is entitled to vote or cause to be voted all of our ordinary shares represented by ADSs on behalf of, and in accordance with the instructions received from, the ADS holders. Two individual shareholders and our Chairman of the meeting as proxy were present for the vote through the meeting along with our auditor. And a third individual shareholder was present for part of the meeting. Voting was conducted on a show of hands in accordance with Irish law. There were no broker non-votes or votes withheld with respect to any matter submitted to a vote of the ordinary shareholders at the AGM.
The following is a brief description of each matter submitted to a vote of the ordinary shareholders and a summary of the votes tabulated with respect to each such matter at the AGM, as well as a summary of the votes cast by The Bank of New York based on the ADR facility:
     (1) Receipt and consolidation of the consolidated financial statements for the fiscal year ended January 31, 2006 and the Report of Directors and Auditors thereon.

	Votes “FOR”	“AGAINST”	“ABSTAIN”
Ordinary Shareholders	3	0	0
ADS Holders	108,254,090	9,251	5,535
     (2) Re-election of P. Howard Edelstein, who retired by rotation, as a director.

	Votes “FOR”	“AGAINST”	“ABSTAIN”
Ordinary Shareholders	3	0	0
ADS Holders	108,215,288	43,253	10,335
The term of office of Charles Moran, Stewart K.P. Gross, James Krzywicki, William Meagher and Ferdinand von Prondyniski continued after the AGM.
     (3) Authorization of the Audit Committee of the Board of Directors to fix the remuneration of our auditor for the fiscal year ending January 31, 2007.

	Votes “FOR”	“AGAINST”	“ABSTAIN”
Ordinary Shareholders	3	0	0
ADS Holders	108,253,827	12,251	2,798
     (4) Amendment of the 2002 share option plan to increase the total number of shares reserved for issuance thereunder by 1,400,000 ordinary shares of €0.11 each (to 8,850,000 ordinary shares of €0.11 each) to be effected through a reallocation of shares available for grant under the 1996 supplemental stock plan, resulting in an amendment to such plan to reduce the shares issuable thereunder by an aggregate of 1,400,000 ordinary shares.

	Votes “FOR”	“AGAINST”	“ABSTAIN”
Ordinary Shareholders	3	0	0
ADS Holders	94,074,982	14,186,151	7,743

     (5) Authorization of the Board of Directors to allot relevant securities of SkillSoft up to an amount equal to but not exceeding our authorized but unissued share capital.

	Votes “FOR”	“AGAINST”	“ABSTAIN”
Ordinary Shareholders	4	0	0
ADS Holders	108,147,066	74,405	47,405
     (6) Authorization of the Board of Directors to allot equity securities of SkillSoft as if section 23(1) of the Companies (Amendment) Act, 1983 did not apply to any such allotment.

	Votes “FOR”	“AGAINST”	“ABSTAIN”
Ordinary Shareholders	4	0	0
ADS Holders	104,197,512	4,022,095	49,269
ITEM 5. — OTHER INFORMATION
On October 18, 2006, we amended the Loan and Security Agreement, dated July 23, 2004, as amended, among Silicon Valley Bank, SkillSoft Corporation, SmartCertify Direct Inc. and Books24x7.com, Inc. to extend the maturity date of our revolving line of credit from October 20, 2006 to January 18, 2007.
ITEM 6. — EXHIBITS
See the Exhibit Index attached hereto.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKILLSOFT PUBLIC LIMITED COMPANY

Date: December 8, 2006	By:	/s/ Thomas J. McDonald

Thomas J. McDonald
Chief Financial Officer

EXHIBIT INDEX
2.1	Stock and Asset Purchase Agreement among T.N.H. France SARL, T.N.H. Holdings GmbH, The Thomson Corporation (Australia) Pty Ltd, Thomson Information and Solutions Limited, Thomson Global Resources, Thomson Learning Inc., Thomson Learning Inc., SkillSoft PLC and SkillSoft Corporation, dated October 25, 2006 (Incorporated by reference to Exhibit 2.1 to SkillSoft PLC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 26, 2006 (File No. 000-25674)).

10.1	Loan and Security Agreement, dated July 23, 2004, as amended, by and between Silicon Valley Bank, SkillSoft Corporation, SmartCertify Direct Inc. and Books24x7.com, Inc.

10.2	2002 Share Option Plan, as amended.

10.3	1996 Supplemental Stock Plan, as amended.

10.4	2001 Outside Director Option Plan, as amended.

31.1	Certification of SkillSoft PLC’s Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of SkillSoft PLC’s Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of SkillSoft PLC’s Chief Executive Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) under the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of SkillSoft PLC’s Chief Financial Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) under the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.