Form 10-K
period 2007-01-31
SKILLSOFT PUBLIC LIMITED CO
filed 2007-04-13
CIK 940181

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file: 0-25674

SkillSoft Public Limited Company
(Exact name of registrant as specified in its charter)

Republic of Ireland	None
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
107 Northeastern Boulevard Nashua, New Hampshire (Address of principal executive offices)	03062 (Zip Code)
Registrant’s telephone number, including area code:
(603) 324-3000
Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Ordinary Shares, €0.11	NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act: None

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

Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐     No ☑

The approximate aggregate market value of voting shares held by non-affiliates of the registrant as of July 31, 2006 was $612,035,824.

On March 31, 2007, the registrant had outstanding 109,967,628 ordinary shares (issued or issuable in exchange for the registrant’s outstanding American Depository Shares (“ADSs”)).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the registrant’s annual meeting of shareholders to be filed within 120 days of the end of its fiscal year ended January 31, 2007 may be incorporated into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K where indicated

SKILLSOFT PUBLIC LIMITED COMPANY

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

General

SkillSoft is a leading provider of e-learning and performance support solutions for global enterprises, government, education and small- to medium-size businesses. SkillSoft helps companies to maximize employee performance through a combination of content, online information resources, flexible technologies and support services. Content offerings include business, IT, desktop and compliance courseware complementary assets such as SkillSim Businesses Skills Simulations, KnowledgeCenter portals and online mentoring. Our subsidiary, Books24x7 offers online access to over 13,500 unabridged IT and business books, summaries and executive reports. Technology offerings include SkillPort learning management system (LMS), Search-and-Learn, SkillSoft Dialogue virtual classroom and SkillView competency management software. SkillSoft’s Enterprise Learning Connection Suite is a set of platform-neutral modules to create learning programs tailored to business needs.

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

On the courseware side of our business, we focus on a variety of business, professional effectiveness, IT and compliance topics that we believe represent important skills required of employees in increasingly dynamic and complex work environments. We also provide informal learning products through our Books24x7 business unit that support on-demand learning and daily information gathering needs. Our IT skills courses give learners the ability to gain the technical knowledge they need to perform their jobs and prepare for many popular IT professional certifications. Our business skills courses (also known as soft skills courses) concentrate on the skills and knowledge that are relevant to various general competencies and functional responsibilities in today’s business organizations. These skills are important to a business professional’s ability to work effectively with business associates and customers, make sound business decisions and more rapidly achieve his or her most important work-related and career objectives. Our Books24x7 Referenceware collections cover broad business and technical areas of interest, as well as focused areas such as engineering, finance, hospitality and employee wellness. Generally, our courseware and Books24x7 content solutions are based on open standard Web technologies and flexible, low bandwidth architecture, enabling users to access the material they need via computer, with the specificity or breadth they require, any time or anywhere that they may need it.

Our technology solutions are designed to support a broad range of corporate learning needs and respond quickly to business demands. Our learning management system (LMS), SkillPort, is designed to be a flexible, scalable platform that can be rapidly implemented to meet the needs of the majority of business enterprises. We also work actively with other LMS vendors to ensure interoperability of our content and technology with their systems. We also offer customization and authoring tools, and other technology assets that allow our customers to tailor our content to better fit with their business. SkillSoft Dialogue, a virtual classroom and Web collaboration technology, is focused on the rapid assembly and delivery of effective online learning sessions. Our KnowledgeCenters are targeted learning portals that provide specific audiences instant access to trusted, relevant content that is specific to their job role. Each KnowledgeCenter includes material specifically chosen to help users build knowledge around their job role as quickly and efficiently as possible.

We have a worldwide customer base of over 2,000 organizations spanning business, government and education, with more than six million licensed users. Our major products include:

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

SkillPort:  SkillPort, our learning management system, provides a reliable, flexible and cost-effective way for organizations to deploy and manage their e-learning programs. Using SkillPort, customers can leverage the benefits of the multi-modal learning approach and deploy complex solutions rapidly, on a global basis. With Search-and-Learntm, users view all e-learning assets on the system with a single, unified search. SkillPort is available as a hosted solution, supporting the growing demand for reliable, scalable and secure e-learning with a low-cost, low IT-burden model. Alternatively, customers may choose to deploy SkillPort on their intranet infrastructure. Recently introduced add-on modules for our instructor-led training (ILT) management and advanced reporting functionality support complex, blended learning programs.

SkillSoft Dialogue:  SkillSoft Dialogue is a virtual classroom platform that has been designed for the rapid assembly and delivery of effective live and on-demand learning sessions. SkillSoft Dialogue provides customers access to an online repository of hundreds of thousands of pages of SkillSoft learning content. This content can be used to enrich live and on-demand learning sessions created in SkillSoft Dialogue. These sessions can also be launched and tracked from SkillPort. SkillSoft Dialogue is another example of SkillSoft leveraging its strong heritage of content development and learning technology to bring a new form of value to the market that directly addresses an unmet need of today’s leading learning organizations.

KnowledgeCenters:  KnowledgeCenters are pre-packaged, user-friendly learning portals that allow learners instant access to trusted, targeted content. Each KnowledgeCenter includes material specifically chosen to help a targeted audience of learners build knowledge around a topic as quickly and efficiently as possible. Components include Books24x7 Referenceware; access to SkillSoft courseware organized into Learning Roadmaps that make it easy for learners to locate and use the most appropriate courses for their needs; simulations (through SkillSims, practice labs, or the Project Center); expert mentoring services (for IT KnowledgeCenters and the PMI KnowledgeCenter); and featured topic spotlights, refreshed regularly, to provide an in-depth focus on particular topical areas. KnowledgeCenters also feature Business Impact and Challenge Series titles.

Business Impact Series:  Business Impact Series titles are five- to ten-minute, audio-driven dramatizations of workplace business problems and related solutions. Innovative uses of video and flash technology create realistic characters and scenarios which depict a wide range of business and professional development topics.

Challenge Series:  Challenge Series titles are media-rich interactive case studies focused on content analysis, problem solving and decision making. Each Challenge title presents learners with a specific objective or goal, along with related discovery material and multiple potential solutions. Learners are “challenged” to analyze the business problem and the discovery material, select one of several potential solutions and then defend or justify their selections by answering questions about the selected outcome. Like the Business Impact Series content, the Challenge Series content uses video and flash technology to create realistic characters and contextually rich workplace environments.

Business Skills Courseware Collection:  This includes more than 2,200 courseware titles and simulations encompassing professional effectiveness, management/leadership, project management, sales and customer-facing skills, business strategy/operations, finance and human resources. Our courses feature strong visual design; a focus on instructional objectives at the application and analysis levels; learner interactivity; reinforcement through RolePlays, SkillSims and case studies; and transfer of learning into practice through online Job Aids, Follow-On Activities and SkillBriefs. Our Business Skills Courseware Collection also supports many popular and sought-after business certifications including PMI’s Project Management, Portfolio Management and Project Management certifications, HRCI’s PHR and SPHR certification, ASQ’s Six Sigma Black Belt, and HDI’s Customer Support Specialist.

IT Skills and Certification Courseware Collection:  This includes more than 2,450 courseware titles encompassing software development, operating systems and server technologies, Internet and network technologies, enterprise database systems and Web design. Our IT Skills Courseware Collection also supports more than 100 current IT professional certification exams. The IT courses also feature strong visual design, interactivity, and reinforcement of learning transfer via frequent practice questions, simulations and mentored and self-assessed exercises.

Desktop Skills Courseware Collection:  SkillSoft’s Desktop Skills Course Collection offers more than 800 courseware titles to assist professionals who rely upon standard desktop applications. Our desktop solutions are ideal for day-to-day performance support, as well as supporting major corporate software migrations. Our Desktop Skills Courseware Collection also supports over 12 industry certifications such as ECDL/ICDL and many of the Microsoft MOS certification exams.

Legal Compliance, Federal Government Compliance, and Environmental Safety and Health (ES&H) Courseware Collection:  SkillSoft’s compliance solution includes three focus areas — Legal Compliance, Federal Government Compliance and Environmental Safety and Health (ES&H) Compliance. SkillSoft’s Legal Compliance Solution, which includes more than 44 courses, addresses the needs of our clients as they work toward maintaining compliance with various statutes, regulations, and case law that govern the workplace. The Federal Government Compliance Solution, which includes 11 courses, specifically addresses compliance issues for individuals either working directly for the Federal government or employees doing business with the Federal government. The ES&H Compliance Solution addresses key standards mandated by the Occupational Safety and Health Administration (OSHA), Environmental Protection Agency (EPA), and the Department of Transportation (DOT). Our ES&H courses are designed for use by the “hardhat and safety glasses” industries. SkillSoft has over 220 ES&H courses in four languages.

Online Mentoring:  This service is offered for over 100 current certification exams for IT professionals, end-user technologies and project management skills. We have over 45 available on-staff mentors, averaging over 25 current certifications each, available 24 hours a day, seven days a week for 35 of our most popular certification exams. Beyond the 35 exams that have “24x7” mentoring, expert mentors are available online Monday through Friday, 9 am to 5 pm EST for more than 60 additional certification exams. Through online chats and e-mail, learners can ask questions, receive clarification and request additional information to help them get the answers and understanding they need to prepare for industry certification exams.

Books24x7 Referenceware:  This includes more than 13,500 unabridged professional reference books and reports from more than 360 publishers that are available to online subscribers through our subsidiary, Books24x7. Exclusive assets include ReferencePointtm titles, which are original technology white papers from SkillSoft Press, and more than 200 original digital books, including the Instant Code series. White Papers and Instant Code Books from SkillSoft Press fill gaps not covered by traditional book publishers. A unique, patent-pending search engine gives Books24x7 subscribers the ability to perform multi-level searches to pinpoint information needed for on-the-job performance support and problem-solving. AnalystPerspectives summarizes the views of many different analyst firms and provides insight into their research and opinions in a form that helps planners and decision makers at all levels make better informed decisions. Complementing these summarized reports are full-text premium research reports from leading analyst firms.

Executive Content:  Books24x7 executive level offerings give busy executives the insights they value in formats that fit their busy schedules. ExecSummariestm offer concise summaries of today’s best-selling business books. ExecBlueprintstm are executive white papers that provide near-term actionable information on key business topics. ExecBlueprints are bylined by leading C-level executives from prominent global companies. Most ExecSummaries and ExecBlueprints can be read on screen, printed or downloaded in MP3 format for portable listening.

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

On October 25, 2006 we signed a definitive agreement to acquire Thomson NETg from The Thomson Corporation. The acquisition is expected to add to our existing offerings through the addition of complementary Thomson NETg offerings. The acquisition supports our overall strategy to continually increase the quality, breadth and flexibility of the learning solutions we can make available to our corporate, government, education and small-to-medium size business customers. The acquisition is expected to close in the second quarter of the fiscal year ending January 31, 2008.

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

Although the significant majority of corporate training has historically been and continues to be delivered through traditional classroom instruction, e-learning solutions are offering another choice in which business enterprises improve the skills of their work force. By providing real-time accessibility and user-focused specificity, e-learning enables the training and education process to be broadened from a distinct event — often off-site and limited in scope — to a process of continuous learning for employees. Often, we find that our customers combine e-learning resources with traditional classroom instruction and virtual classroom events. These blended learning programs meet the rising need for training in increasingly complex working environments, and when properly designed and deployed, blended solutions can effectively address the needs of business organizations seeking to provide cost effective, comprehensive, enterprise-wide learning solutions to their employees. These solutions can support the planned formal learning priorities and the day-to-day informal learning activities that comprise the primary means by which business professionals learn the skills needed to do their job and grow their careers.

We believe that e-learning solutions present a significant opportunity for business organizations to cost-effectively deliver training and performance support resources for their employees while maintaining a higher level of productivity of their work force. E-Learning solutions can improve on the inefficiencies associated with classroom training, including travel costs, scheduling difficulties and the opportunity costs of employees’ time. In addition, e-learning provides benefits beyond other technology-based training methods that make it more flexible, effective and cost-efficient. For example, e-learning solutions provide more timely and simplified deployment, the flexibility of self-directed and personalized learning, improved ease of use, and enhanced product/user support and administrative functionality. Furthermore, through the use of Web-based technologies, e-learning solutions provide access via computer to content any time, anywhere over the Internet and in the exact amount required by each individual learner.

Content Products

With over 6,200 courses spanning IT, cross-functional business skills, functional area expertise and workplace compliance subjects, we are well positioned in the e-learning content sector of the market for corporate education and training solutions for today’s critical business and IT skills. Through our focus on these critical skills and our track record in fast and effective execution, we strive to deliver e-learning content that excels in terms of depth, breadth, currency, interactive learning design and Web deployment flexibility. Also, through our Books24x7 professional Referenceware collections, we can offer users access to over 13,500 unabridged business and IT titles from more than 360 publishers, as well as summaries of leading business books and reports authored by C-level executives on pressing business topics. Together, these multi-modal e-learning components offer organizations an array of both formal and informal learning based on user needs — whether students need to immerse themselves in the subject matter or need to quickly reference content for five to ten minutes of on-the-job performance support.

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

Business Skills Courseware and Simulations

Our comprehensive business skills library of e-learning courses, simulations and learning objects encompasses a wide array of professional effectiveness skills and business topics. As of January 31, 2007, our business skills library included over 2,200 business skills course and simulation offerings. Our business skills courses and simulations are divided into the following major Solution Areas:

Professional Effectiveness	Business Strategy & Operations
Management & Leadership	Sales & Customer-Facing Skills
Project Effectiveness	Finance, HR & Administration

We have more than 790 current English language business skills courseware titles, and over 1,800 versions of these courses that have been localized into a number of languages including UK English, Italian, German, French, European Spanish, Polish, Russian, Japanese, Mandarin Chinese, Traditional Chinese, Cantonese, Latin American Spanish and Brazilian Portuguese to support other geographic markets.

IT Skills and Certification Courseware

Our comprehensive IT skills library of e-learning courses and learning objects encompasses a wide array of technologies used by IT professionals and business end-users. As of January 31, 2007, our IT skills library included over 2,450 IT skills course offerings that are divided into the following major Solution Areas:

Software Development	OS & Server Technologies
Internet & Network Technologies	Database Systems
Web Design

The courseware in these Solution Areas address over 100 current technical certifications sought by technical professionals and enterprises providing technical products and services to their customers, including:

Microsoft	ISC(2)	Cisco
MCP	CISSP (ISC2)	CCNA
MCSA 2003	SSCP (ISC2)	CCDA
MCSE 2003	CCSA (CheckPoint)	CCNP
MCSD .NET		CCDP
MCDBA		CCSP
MCSA 2000
MCSE 2000

Macromedia	CompTIA	Sun
ColdFusion MX Developer	A+ 2006	Sun Certified Programmer
Dreamweaver MX Developer	Net+	for the Java 2 Platform
Flash MX Developer	INet+
Server+
Linux+
Security+

Project Mgmt Institute	Linux Professional Institute
PMP	LPI: Level 1
CAPM	LPI: Level II

CIW	Oracle	ITIL
CIW Associate	10g DBA OCA	Foundations
Master Enterprise	10g DBA OCP
Developer		OCA 10g
CIW Site Designer		OCP 10g

We have more than 1,500 current English language IT skills courseware titles, and over 950 IT skills courseware titles that have been localized into a number of languages including German, French, Japanese and Mandarin Chinese to support other geographic markets.

Desktop Skills Courseware Collection

SkillSoft’s Desktop Skills library of e-learning courses and learning objects offers more than 190 English language Desktop Skills courseware titles and over 800 Desktop Skills courseware titles that have been localized into languages such as French, German, Spanish, Italian, Brazilian Portuguese, Polish, and Mandarin Chinese. Our Desktop Skills courseware titles are built to assist professionals who rely upon standard desktop applications such as Microsoft Office, Crystal Reports, Adobe Acrobat and Lotus Notes. Our desktop solutions are ideal for day-to-day performance support, as well as supporting major corporate software migrations. In addition, SkillSoft’s Desktop Skills Courseware Collection supports over 12 popular end user certifications including ECDL/ICDL and many Microsoft MOS certification exams.

Compliance Solutions

SkillSoft’s Compliance Solutions provide collections of compliance-based e-learning solutions. Within Compliance Solutions there are three areas of focus: Legal Compliance, Federal Government Compliance, and Environmental Safety and Health (ES&H) Compliance.

The Legal Compliance Solution addresses the needs of our clients as they work toward maintaining compliance with various statutes, regulations and case law that govern the workplace. The various topics covered in this solution include Ethics, Code of Conduct, Diversity, Sarbanes-Oxley and Harassment. Our Legal Compliance courses are designed for use by virtually everyone in an organization, regardless of job title or position.

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

Leadership Development Channel

SkillSoft’s Leadership Development Channel product line includes a unique collection of streaming media programs (video) in multiple learning formats featuring best-selling business authors, experts and CEOs. The Leadership Development Channel is designed to cover formal and informal learning needs of an organization through programs covering the following topical areas: Management and Leadership, Change and Innovation, Communication, Marketing and Sales, Business Strategy, and more. In addition, this collection is ideal for group learning experiences, including use as a meeting starter, one-on-one coaching and facilitated learning session.

Books24x7

Books24x7, our subsidiary, offers a suite of core, unabridged and topically organized Referenceware collections that provide online subscribers the ability to perform multi-level searches to pinpoint information needed for on-the-job performance support and problem-solving. Referenceware products draw upon leading professional reference books, research reports and documentation. Books24x7 delivers Referenceware via a Web-based platform that enables paying subscribers to browse, read, search, and collaborate anytime, anywhere with a simple Web connection. The Referenceware collections include:

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

BUSINESSPRO COLLECTION is geared toward professionals whose role requires exercising strong business judgment. This collection contains over 30 business skills and professional development publishers including industry leaders such as AMACOM, ASTD, Harvard Business School Press, Jossey-Bass, Oxford University Press, Project Management Institute, Stanford University, and John Wiley & Sons.

OFFICEESSENTIALS COLLECTION is a specialty collection geared toward non-technical users who require occasional real-time assistance with common office applications. This collection contains award winning content, including the “for Dummies” series, is written in a comfortable, easy-to-understand tone and can be deployed to desktops to relieve help desk congestion, or provided as an end-user “safety-net” during migration to applications such as Microsoft Office Vista and Office 2007.

FINANCEPRO COLLECTION offers professionals access to relevant information on a variety of financial and accounting topics. FinancePro delivers fully searchable, online content from popular publishers such as AMACOM, John Wiley & Sons, McGraw-Hill, Oxford University Press and the National Underwriter Company, and is an essential tool for anyone needing immediate access to financial reference materials including such topics as Generally Accepted Accounting Principals (GAAP), International Accounting Standards, Sarbanes-Oxley, operations management, planning and taxation.

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

EXECBLUEPRINTS COLLECTION is original content owned by SkillSoft that provides executives with easy-to-absorb, practical information and best practices to help provide them with a framework for taking near-term action on pressing business issues. Authored by leading business executives who are regarded as leaders and innovators in their fields, these reports are designed to succinctly convey key issues, metrics, lessons learned, milestones, timelines and action plans required for successful execution.

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

WELL-BEINGESSENTIALS COLLECTION is designed for deployment at all levels of the enterprise to help foster a more productive employee base. The collection complements corporate EAP (employee assistance program) initiatives by providing a resource for employees to research and understand topics of importance to them. Well-BeingEssentials includes best-selling titles from the best publishers in the health and work-life arena, including AMACOM, Berrett-Koehler Publishers, Career Press, John Wiley & Sons, Jossey-Bass and Kogan Page.

HOSPITALITYPRO COLLECTION provides the hospitality and tourism industry with searchable reference publications on hotel management, food and beverage operations, casino management and many other related topics. With dozens of titles from top publishers, including John Wiley & Sons and Butterworth-Heinemann, HospitalityPro is geared towards supervisors, managers, directors and executives who work in all aspects of hospitality and tourism, including hotels, restaurants, casinos, cruise lines, airlines and travel agencies.

ANALYSTPERSPECTIVES COLLECTION provides technology executives, managers and practitioners with the analyst information they need to make the important decisions that affect their enterprise. The collection consists of two major components: AnalystPerspectives reports, which are exclusive SkillSoft-owned documents that compare, contrast and summarize the views of multiple analyst firms; and more than 500 full-text analyst reports from more than 23 premium research firms covering a wide variety of IT and telecommunications topics.

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

Our instructional design model is focused on producing courses in all content areas with:

•	learning outcomes specified by performance goals and objectives;

•	content and learning activities based on specified objectives;

•	assessment based on the knowledge and skills specified in the objectives;

•	options to take assessments in either pre- or post-test mode;

•	instructional strategies and multimedia elements tailored to the specific course content;

•	tools to promote the transfer of learning into the workplace, such as online Job Aids, Code Samples and Follow-On Activities;

•	instructional strategies appropriate for the content and learning level, such as examples, RolePlays, case studies, guided practice, and simulations; and

•	levels of learning appropriate for the content and the target audience.

The theories and principles embedded within our instructional design model are actualized via:

•	a friendly, intuitive graphical user interface;

•	a course structure and navigation that supports self-paced, user-controlled instruction;

•	unlimited access to instruction and assessments;

•	a standardized templates to create unified and predictable functionality;

•	a variety of presentation, practice, and assessment templates supporting high levels of user interactivity and engagement; and

•	a standardized, yet flexible, flow of instruction.

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

Learning Design for Business Skills

Our business skills courses cover a broad range of business and professional effectiveness curriculum areas. Some content is factual with predictable, non-variable outcomes, such as finance. Other content areas, such as communication skills, are “softer”, or more behavioral-oriented, and have highly variable implementation options and outcomes that require a different set of instructional presentation and practice strategies. In addition, we have a strong commitment to reach the highest possible levels of learning in each course — including as much application and analysis level content as possible, supported by strong foundational learning at the knowledge and comprehension levels.

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

SKILLBLENDS — SkillBlends are a collection of resources and easy-to-follow instructions designed to support the development and implementation of blended learning programs. Each SkillBlend is based on business skills content and is organized by topic. SkillBlends can be used to create live or virtual classroom training sessions, and are not dependent upon any software other than standard Microsoft Office applications. The power of the SkillBlend product is the ability to easily create customized, pre-designed instructional sessions. Each SkillBlend includes a variety of tools, presentations and resources to create a fully designed, blended learning, instructional session for a variety of business topics. Each SkillBlend also includes a complete pre-designed instructional session on the SkillBlend topic, which is ready for deployment in a SkillSoft Dialogue or other virtual presentation platform. Topics include leadership, management, communication, team building and more.

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

ONLINE MENTORING — Is available for over 100 current certification exams for IT professionals, end user technologies and project management skills. We have approximately 45 on-staff mentors, averaging over 25 certifications apiece who are available 24 hours a day, seven days a week for 35 of our most popular exams. Beyond the 35 exams that have “24 x 7” mentoring, expert mentors are available online Monday through Friday 9 am to 5 pm EST for more than 60 additional certification exams. Through on-line chats and e-mail, learners can ask questions, receive clarification, and request additional information to help them get the answers and understanding they need.

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

SIMULATIONS AND EXERCISES — Our IT skills courses contain standalone topics that give learners the opportunity to independently practice or consolidate the most critical procedures and learning taught in the preceding instruction. These topics focus on developing different knowledge areas and skills:

Software simulations, which consist of a series of tasks that learners perform in a simulated version of the application being discussed in the course.

Coding exercises and simulations, which give learners the opportunity to analyze and write code or commands.

Hardware exercises, which simulate hardware setup problems.

Case-Study exercises, which consist of an interactive review of concepts and information, presented in a “real-world” scenario.

All of these instructional strategies provide the learner with the opportunity to practice his or her skills at appropriate learning levels. All types of exercises typically build on skills practiced previously in the course and are designed to cover multiple learning objectives.

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

Learning Design for Workplace Performance

Use of learning assets in support of both formal and informal learning we believe is now desirable and common for many SkillSoft customers. Learning organizations are also demanding a broader range of learning environments and strategies as part of their learning solutions. Formal instruction remains important, but additional assets are needed to support solutions such as blended learning, learning portals, performance support, and communities of practice. SkillSoft will continue to develop learning assets that are flexible and innovative and that enhance workplace performance.

Web-Based Architecture and Deployment Technology

Our Web-based architecture and deployment strategy enables us to provide a number of features to support users in their learning. These features include:

Learning Management Platforms.  Learning management systems are key enabling technologies that permit users to access a wide variety of e-learning content resources over the Web, including courseware, simulations, Referenceware, online mentoring, SkillBriefs, Job Aids and TestPrep Certification Exams. Learning and development organizations can develop and deliver targeted learning programs to achieve specific business objectives using SkillPort’s learning program capabilities. Our SkillPort LMS provides a rich feature set to support a range of corporate learning needs with a high degree of reliability and scalability. Available as a hosted or intranet solution, SkillPort offers our customers a low-cost, low IT-burden option with fast time-to-learning. As of January 31, 2007, there were approximately 1,400 active SkillPort installations. In addition to our own platform, we continue to strive for convenient, easy integration of our content into third-party learning management systems through ongoing support of industry standards such as SCORM (Sharable Content Object Reference Model) and AICC (Aviation Industry CBT Committee) standards and through initiatives such as our Strategic Alliance for Integrated Learning (SAIL).

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

SkillPort Add-On Modules.  Add-on modules expand the scope of blended learning capabilities supported by SkillPort and allow customers to introduce new content types as an integrated part of their SkillPort learning programs. The SkillPort add-on modules are our Instructor-Led Training Module and Advanced Reporting Module.

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

SkillSoft Dialogue.  SkillSoft Dialogue has been developed in response to our customers’ need to rapidly assemble and deliver new content that ties to the organization and its goals. Many customers have added a virtual meeting component to their learning programs to deliver company-specific information. They have discovered that online meeting tools can be used to quickly create new materials and are using these tools to deliver information live, as well as recording their presentations for employees to play back on-demand. However, they have also encountered some common challenges. Most online meeting tools do little to support subject matter experts (SMEs) who may not be experienced in how to deliver sessions that are rich in interaction, which can result in a lower level of engagement and knowledge transfer. Additionally, editing these recordings is often cumbersome or impossible. SkillSoft Dialogue builds upon the foundation of this online meeting technology and adapts it to better fit the needs and challenges of the learning community. SkillSoft Dialogue aids SMEs in creating more interactive presentations, and provides access to SkillSoft content to enrich presentations.

SkillView.  The SkillView competency management application is designed to help businesses manage the skills and knowledge of their employees more effectively and more profitably. Individual employees can assess their talents, manage their careers and determine training needs, while managers can do a better job of recruiting new employees for project teams and perform a myriad of other human capital management functions. Aggregate work force reporting provides strategic decision support to help optimize investments in human capital.

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

High Performance Web Technology.  Our products incorporate high performing Web technologies that we believe substantially improve our product performance. Our courses and support tools are developed using cross-platform technologies such as HTML, XML, Java, JavaScript, Macromedia Flash and ColdFusion. Our products employ advanced compression techniques, which allow our products to deliver high-quality performance within our customers’ bandwidth constraints. This enables us to provide our e-learning solutions to most users, not just those with the most powerful computers, fastest network connections, and highest resolution monitors.

Flexible Deployment Options.  We also offer a fully hosted model as a deployment option for companies that prefer to have users access courses from SkillSoft-managed servers via the Internet rather than host the courses on the customer’s own intranet. Chosen by the majority of SkillSoft customers, this fully hosted option can significantly simplify and shorten the implementation process.

Open Learning Services Architecture.  The Open Learning Services Architecture (OLSA) is a comprehensive set of Web services that simplify and minimize the effort our customers have to invest to integrate SkillSoft learning assets into their technology architectures, whether they are using SkillSoft’s platform (SkillPort), a third-party LMS, a corporate portal or some other method. The goal of OLSA is to make it easier and faster for customers to leverage resources that are aligned with a broad range of business objectives, using their platform(s) of choice. These capabilities include fully-integrated search technology (Search-and-Learn), catalog management, mentoring, course catalog hierarchy, learning programs and support for KnowledgeCenters.

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

Sales and Marketing

In the fiscal year ended January 31, 2007, our products were sold in 58 countries. Our primary sales channels consist of a direct field sales force for larger accounts, a telesales group for small to medium-sized business accounts and resellers that address certain opportunities in the United States and some international markets.

We believe this strategy enables us to focus our resources on the largest sales opportunities, while simultaneously leveraging the telesales model and reseller channels to address opportunities that may not be cost-effective for us to pursue through the direct field sales organization.

As of January 31, 2007, we employed 270 sales, sales operations, telesales, sales management, corporate development and solution services personnel. In the field sales organization, each account executive reports to either a regional sales director or an area sales vice president who is responsible for revenue growth and expense control for his or her area. Our sales professionals have significant sales experience, as well as extensive contacts with the corporate customers that we target. The sales process for an initial sale to a large customer typically ranges from three to twelve months and often involves a coordinated effort among a number of groups within our organization.

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

Our marketing organization utilizes a variety of programs to support our global sales team. As of January 31, 2007, our marketing organization consisted of 43 employees. Our marketing programs include:

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

No customer accounted for more than 10% of our revenue for the fiscal year ended January 31, 2007. See Note 11 of the Notes to the Consolidated Financial Statements for a discussion of our revenue by geographic area and by segment.

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

Application engineering.  We have application engineers available to assist customers with the technical aspects of installing, deploying and integrating our products. These engineers assist in evaluating the customers’ environment to ensure that our products will run successfully, as well as assist with the integration of our products with third party LMSs, customer portals, and enterprise software systems.

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

Customer support.  We also provide Web-based, live telephone, e-mail and chat support to our customers through our customer service and support organization. They are available to assist customers seven days per week, 24 hours per day, 365 days per year.

As of January 31, 2007, our customer service and support, application engineering and managed services organization consisted of 198 people globally.

Competition

The market for corporate education and training products is fragmented and highly competitive. We expect that competition in this market will remain intense in the future for the following reasons:

•	The expected growth of this market will attract new entrants.

•	Our course content providers are often not prohibited from developing courses on similar topics for other companies, provided that they do not use our toolkit or templates.

•	The tremendously fragmented nature of the competitive landscape, including many competitors in the e-learning segment of the market.

One source of competition for our products is the internal educational and technological personnel of our potential customers. If an organization decides to use external providers to supply some or all of its training, our principal sources of competition in the corporate education and training market are:

•	Providers of traditional classroom instruction, including American Management Association, AchieveGlobal, ESI, DDI, New Horizons and GlobalKnowledge. Many of the companies in this category are attempting to adapt their courses to e-learning formats suitable for access via Web browsers or offer e-Learning courses in conjunction with their instructor-led training and, in general, compete for the same training dollars in the customer’s budget.

•	Technology companies such as IBM, Cisco, Oracle and Microsoft that offer e-learning courses.

•	Suppliers of online corporate education and training courses, including Thomson Learning (through subsidiaries such as Thomson NETg and Course Technologies), Element K, MindLeaders, Harvard Business School Publishing, Ninth House and Corpedia. Our Books24x7 business competes with companies such as Safari, a joint venture between Pearson Technology Group and O’Reilly & Associates, which offers aggregated IT and business content primarily consisting of its own titles on a subscription basis. Other companies that compete with one or more of Books24x7 collections include Knovel, which offers an Engineering collection; and GetAbstract and BusinessBook Review, which offer condensed summaries of business books. Element K offers a competitive online book collection that consists of a combination of their own products, Safari, GetAbstracts and books from book publishers that Element K has established licenses with.

•	With our entrance into the virtual classroom market, we are competing with companies such as WebEx, Centra, Interwise and Microsoft; and with rapid content development technology suppliers such as Macromedia Breeze, Articulate and Microsoft PowerPoint.

•	With our SkillPort LMS platform technology, we compete with other suppliers of LMS products such as SumTotal, Saba, Plateau, GeoLearning, Oracle, SAP and IBM.

We believe that the principal competitive factors in the corporate education and training market include:

•	The breadth, depth, currency and instructional design quality of the course content;

•	Informal performance support and other features of the training solution;

•	Adaptability, flexibility, reliability, scalability and performance of technology platforms offered;

•	Standards compliance and ease-of-integration with third party systems and customer learning portals;

•	The deployment options offered to customers, such as hosted, intranet and low bandwidth access;

•	Customer service and support;

•	Price/value relationship;

•	Relationships with the customer; and

•	Corporate reputation.

Although we believe that we currently compete favorably with respect to those factors, we may not be able to maintain or improve our competitive position. Some of our current and potential competitors have greater financial resources than we do. Increased competition may result in lost sales and may force us to lower prices, which may adversely affect our business and financial performance.

Product Development

We believe that the development of effective training content requires the convergence of source material, instructional design methodologies and computer technology. When developing a new learning path or product, we first obtain content from our content partners or other subject matter experts, existing courses and product reference materials. Our design and development teams then define the user-focused performance objectives and select the content, instructional strategies, learning activities and assessments appropriate for the intended learning outcomes. This process includes the creation of design documents, scripts and in some cases storyboards to document the planned content sequence, instructional flow and interactive presentation and practice strategies. The design and development team includes subject matter experts, learning designers, technical writers and developers, graphic designers, animators, content editors and quality assurance reviewers. After final assembly or integration of all course components into a completed course, we test to ensure all functional capabilities work as designed and deliver the desired learning experience and result.

The core element of our learning solution development process is our design and development process and the tools we use to support that process. Our design, development and production tools are comprised of our proprietary software and off-the-shelf tools. Our combination of development toolsets allows us to quickly and efficiently create and continually update modular learning events and enhance, on an ongoing basis, the multimedia content of such learning events. Our research and development goal is to further enhance our product development process and tools to facilitate the continual evolution of our offerings and ensure that our instructional products incorporate a wide variety of meaningful and effective instructional elements. We primarily use a network of content development partners to produce content for our business and IT skills curriculums. Our content development partners use SkillSoft-defined methods and tools to develop content based on instructional design and quality standards defined by our content development team. Course content is supplied by us, by other companies from which we have licensed content, or by our development partners, based on an outline jointly defined by our development partners and SkillSoft.

Our research and development efforts also include a focus on the design, development and integration of other key product elements, including online IT mentoring by certified content experts 24 hours a day, seven days a week, task-based IT simulations and labs, KnowledgeCenters, Business Impact and Challenge Series products, business skills focused SkillSims, certification TestPrep for IT, and online Referenceware for business and IT skills.

Our approach to technology begins with the understanding that the ability of our customers to deploy our e-learning applications and content is a critical factor in their success with our products. To meet our customers’ varied needs, we strive to enable our courses to be able to be delivered on-line using standard Web browsers downloaded for off-line usage, or distributed via CD-ROM.

Through careful technology selection, product design and exhaustive compatibility testing, we ensure our products can be deployed on the vast majority of corporate desktop computers and without requiring the installation of specialized plug-ins whenever possible, and can be delivered over the varied and complex network infrastructures in existence today. As technologies and standards evolve, we continuously review those changes and consider adapting our products when possible to ensure compatibility.

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

As of January 31, 2007, the number of employees in our product development organization totaled 330. We intend to continue to make substantial investments in research and development. Product development expenses were approximately $45.8 million, $39.1 million, and $40.8 million for the fiscal years ended January 31, 2005, 2006 and 2007, respectively.

Proprietary Rights

We believe that proprietary technology forms an important or valuable part of most of our business skills and IT skills courseware offerings. We further believe that the creative skills of our personnel in developing new products and technologies, our ability to develop and introduce new products rapidly and our responsiveness to customer demands are equally important. We protect our technology by various means, including entering into agreements with employees to protect against disclosure of sensitive business information. We have 4 United States patents and 23 foreign patents with respect to computer-based training technologies and methods, and 8 United States and foreign patent applications pending with respect to computer-based training technologies and methods. We also have two Nationalized International [PCT] Cases. Finally, we currently have one patent application pending with respect to our Books24x7 product offerings.

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

SkillSoft, Books24x7.com, SkillPort, SkillChoice, RolePlay, Express Guide, Search-and-Learn, SkillView and Referenceware are registered trademarks and/or service marks of SkillSoft.

Employees

As of January 31, 2007, we employed 999 people globally.

At January 31, 2007, 313 employees were engaged in sales, sales operations, sales management, marketing, solution services, telesales and corporate development, 158 were in finance, administration, business applications and IT, 198 employees were in customer service and support, application engineering and managed services and 330 were in product development, custom solutions, mentoring, production and hosting.

As of January 31, 2007, 539 employees were located in the United States and 460 in our international locations. None of our employees are subject to a collective bargaining agreement and we have not experienced any work stoppages. We believe that our employee relations are good.

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

Investors should carefully consider the risks described below before making an investment decision with respect to our shares.

RISKS RELATED TO LEGAL PROCEEDINGS

WE ARE THE SUBJECT OF AN ONGOING INVESTIGATION BY THE SEC.

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

We are the subject of a formal order of private investigation entered by the SEC relating to the restatement. On June 2, 2005, the Boston District Office of the SEC informed us that it had made a preliminary determination to recommend that the SEC bring a civil injunctive action against us. Under the SEC’s rules, we are permitted to make a so-called Wells Submission in which we seek to persuade the SEC that no such action should be commenced. In the event we are unable to resolve the SEC’s potential claims by agreement, we intend to make such a submission.

The Boston District Office of the SEC informed us in January 2007 that we are the subject of an informal investigation concerning options granting practices at SmartForce for the period beginning April 12, 1996 through July 12, 2002, which was prior to the Merger. We have received a document request from the SEC and are in the process of responding to the request. The SEC has also informed us that the investigation relating to the restatement of historical SmartForce financial statements cannot be concluded until the investigation relating to the option granting practices of SmartForce has been completed.

We continue to cooperate with the SEC in these matters. At the present time, we are unable to predict the outcome of these maters or their potential impact on our operating results or financial position. However, we may incur substantial costs in connection with the SEC investigations, and these investigations could cause a diversion of management time and attention. In addition, we could be subject to penalties, fines or regulatory sanctions or claims by our former officers, directors or employees for indemnification of costs they may incur in connection with the SEC investigations. Any or all of those issues could adversely affect our business, operating results and financial position.

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

OUR PROPOSED ACQUISTION OF THOMSON NETG MAY FAIL TO CLOSE OR THERE COULD BE SUBSTANTIAL DELAYS AND COSTS BEFORE THE ACQUISITION IS COMPLETED.

On October 25, 2006 we entered into a definitive agreement to acquire Thomson NETg from The Thomson Corporation, for a purchase price of approximately $285 million. The acquisition is estimated to close in the first half of calendar 2007 (fiscal 2008). On December 1, 2006, we announced that we had received notification from the Pre-merger Office of the Federal Trade Commission of early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 for the proposed acquisition of Thomson NETg. Closing of the acquisition is subject to customary closing conditions, including the delivery by Thomson NETg of audited financial statements. If we are unable to complete the acquisition, we would have failed to realize the anticipated benefits of the acquisition and would have devoted substantial resources and management attention without realizing any accompanying benefit. In such an event, our financial condition and results of operations could be materially adversely affected.

PAST AND FUTURE ACQUISITIONS, INCLUDING THE PROPOSED ACQUISITION OF THOMSON NETG, MAY NOT PRODUCE THE BENEFITS WE ANTICIPATE AND COULD HARM OUR CURRENT OPERATIONS.

One aspect of our business strategy is to pursue acquisitions of businesses or technologies that will contribute to our future growth. As described above, on October 25, 2006 we entered into a definitive agreement to acquire Thomson NETg from The Thomson Corporation. However, we may not be successful in identifying or consummating future attractive acquisition opportunities. Moreover, any acquisitions we do consummate, including the proposed Thomson NETg acquisition, may not produce benefits commensurate with the purchase price we pay or our expectations for the acquisition. In addition, acquisitions, including the Thomson NETg acquisition, involve numerous risks, including:

•	Difficulties in integrating the technologies, operations, financial controls and personnel of the acquired company;

•	Difficulties in retaining or transitioning customers of the acquired company;

•	Diversion of management time and focus;

•	The incurrence of unanticipated expenses associated with the acquisition or the assumption of unknown liabilities or unanticipated financial, accounting or other problems of the acquired company; and

•	Accounting charges related to the acquisition, including restructuring charges, write-offs of in-process research and development costs, and subsequent impairment charges relating to goodwill or other intangible assets acquired in the transaction.

WE HAVE EXPERIENCED NET LOSSES IN THE PAST, AND WE MAY BE UNABLE TO MAINTAIN PROFITABILITY.

We recorded a net loss of $20.1 million for the fiscal year ended January 31, 2005, net income of $35.2 million for the fiscal year ended January 31, 2006 and net income of $24.2 million for the fiscal year ended January 31, 2007. While we achieved profitability in the last two fiscal years, we cannot guarantee that our business will sustain profitability in any future period.

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

INCREASED COMPETITION MAY RESULT IN DECREASED DEMAND FOR OUR PRODUCTS AND SERVICES, WHICH MAY RESULT IN REDUCED REVENUE AND GROSS PROFITS AND LOSS OF MARKET SHARE.

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

OUR SUCCESS DEPENDS ON OUR ABILITY TO MEET THE NEEDS OF THE RAPIDLY CHANGING MARKET.

The market for education and training software is characterized by rapidly changing technology, evolving industry standards, changes in customer requirements and preferences and frequent introductions of new products and services embodying new technologies. New methods of providing interactive education in a technology-based format are being developed and offered in the marketplace, including intranet and Internet offerings. In addition, multimedia and other product functionality features are being added to educational software. Our future success will depend upon the extent to which we are able to develop and implement products which address these emerging market requirements on a cost effective and timely basis. Product development is risky because it is difficult to foresee developments in technology, coordinate technical personnel and identify and eliminate design flaws. Any significant delay in releasing new products could have a material adverse effect on the ultimate success of our products and could reduce sales of predecessor products. We may not be successful in introducing new products on a timely basis. In addition, new products introduced by us may fail to achieve a significant degree of market acceptance or, once accepted, may fail to sustain viability in the market for any significant period. If we are unsuccessful in addressing the changing needs of the marketplace due to resource, technological or other constraints, or in anticipating and responding adequately to changes in customers’ software technology and preferences, our business and results of operations would be materially adversely affected. We, along with the rest of the industry, face a challenging and competitive market for IT spending that has resulted in reduced contract value for our formal learning product lines. This pricing pressure has a negative impact on revenue for these product lines and may have a continued or increased adverse impact in the future.

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

THE SUCCESS OF OUR E-LEARNING STRATEGY DEPENDS ON THE RELIABILITY AND CONSISTENT PERFORMANCE OF OUR INFORMATION SYSTEMS AND INTERNET INFRASTRUCTURE.

The success of our e-learning strategy is highly dependent on the consistent performance of our information systems and Internet infrastructure. If our Web site fails for any reason or if it experiences any unscheduled downtimes, even for only a short period, our business and reputation could be materially harmed. We have in the past experienced performance problems and unscheduled downtime, and these problems could recur. We currently rely on third parties for proper functioning of computer infrastructure, delivery of our e-learning applications and the performance of our destination site. Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, break-ins, earthquake, financial patterns of hosting providers and similar events. Any system failures could adversely affect customer usage of our solutions and user traffic results in any future quarters, which could adversely affect our revenue and operating results and harm our reputation with corporate customers, subscribers and commerce partners. Accordingly, the satisfactory performance, reliability and availability of our Web site and computer infrastructure is critical to our reputation and ability to attract and retain corporate customers, subscribers and commerce partners. We cannot accurately project the rate or timing of any increases in traffic to our Web site and, therefore, the integration and timing of any upgrades or enhancements required to facilitate any significant traffic increase to the Web site are uncertain. We have in the past experienced difficulties in upgrading our Web site infrastructure to handle increased traffic, and these difficulties could recur. The failure to expand and upgrade our Web site or any system error, failure or extended down time could materially harm our business, reputation, financial condition or results of operations.

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

For example, our ability to increase the effectiveness and scope of our services to customers is ultimately limited by the speed and reliability of both the Internet and our customers’ internal networks. Consequently, the emergence and growth of the market for our products and services depends upon the improvements being made to the entire Internet as well as to our individual customers’ networking infrastructures to alleviate overloading and congestion. If these improvements are not made, and the quality of networks degrades, the ability of our customers to use our products and services will be hindered and our revenue may suffer.

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

OUR BUSINESS IS SUBJECT TO CURRENCY FLUCTUATIONS THAT COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

Due to our multinational operations, our operating results are subject to fluctuations based upon changes in the exchange rates between the currencies in which revenue is collected or expenses are paid. In particular, the value of the U.S. dollar against the euro and related currencies will impact our operating results. Our expenses will not necessarily be incurred in the currency in which revenue is generated, and, as a result, we will be required from time to time to convert currencies to meet our obligations. These currency conversions are subject to exchange rate fluctuations, and changes to the value of the euro, pound sterling and other currencies relative to the U.S. dollar could adversely affect our business and results of operations.

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

OUR NON-U.S. OPERATIONS ARE SUBJECT TO RISKS WHICH COULD NEGATIVELY IMPACT OUR FUTURE OPERATING RESULTS.

We expect that international operations will continue to account for a significant portion of our revenues Operations outside of the United States are subject to inherent risks, including:

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

These long sales cycles make it difficult to predict the quarter in which sales may occur. Delays in sales could cause significant variability in our revenue and operating results for any particular period.

OUR BUSINESS COULD BE ADVERSELY AFFECTED IF OUR PRODUCTS CONTAIN ERRORS.

Software products as complex as ours contain known and undetected errors or “bugs” that result in product failures. The existence of bugs could result in loss of or delay in revenue, loss of market share, diversion of product development resources, injury to reputation or damage to efforts to build brand awareness, any of which could have a material adverse effect on our business, operating results and financial condition.

RISKS RELATED TO OUR ADSs

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

SALES OF LARGE BLOCKS OF OUR ADSs COULD CAUSE THE MARKET PRICE OF OUR ADSs TO DROP SIGNIFICANTLY, EVEN IF OUR BUSINESS IS DOING WELL.

Some shareholders own 5% or more of our outstanding shares. We cannot predict the effect, if any, that public sales of these shares will have on the market price of our ADSs. If our significant shareholders, or our directors and officers, sell substantial amounts of our ADSs in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our ADSs, even if there is no relationship between such sales and the performance of our business.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our United States headquarters are located in Nashua, New Hampshire where we lease an aggregate of 69,053 square feet. We have one lease for 43,653 square feet of space and a second for 25,400 square feet of space. The leases for both locations expire in June 2009. In addition to our U.S. headquarters our other primary facilities are located in Dublin, Ireland; Norwood, Massachusetts; and Fredericton, New Brunswick, Canada.

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

SEC Investigations

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

In January 2007, the Boston District Office of the SEC informed us that we are the subject of an informal investigation concerning options granting practices at SmartForce for the period beginning April 12, 1996 through July 12, 2002, which was prior to the Merger. We have received a document request from the SEC and are in the process of responding to the request. The SEC has also informed us that the investigation relating to the restatement of historical SmartForce financial statements cannot be concluded until the investigation relating to the option granting practices of SmartForce has been completed. With respect to this investigation, it is useful to understand the accounting treatment applicable to the SmartForce-SkillSoft merger. Because SkillSoft Corporation was the accounting acquirer of SmartForce, the pre-merger financial statements of SmartForce are not included in the historical financial statements of SkillSoft. SkillSoft’s financial statements include only the results of SmartForce from the date of the merger. Under applicable accounting rules, SkillSoft valued all of the outstanding SmartForce stock options assumed in the merger at fair value upon consummation of the merger. As a result, these stock options were accounted for properly in the merger, and any accounting issues that might have resulted from such option grants had SmartForce remained independent would have no effect on SkillSoft’s financial statements from an accounting point of view.

We continue to cooperate with the SEC in these matters. At the present time, we are unable to predict the outcome of these matters or their potential impact on our operating results or financial position.

We are not a party to any other material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our ADSs are listed on the NASDAQ Global Market under the symbol “SKIL.” The following table sets forth, for the periods indicated, the high and low intraday sale prices per share of our ADSs as reported on the NASDAQ Global Market between February 1, 2005 and January 31, 2007.

Quarter Ended	High	Low

April 30, 2005	$5.33	$2.95
July 31, 2005	4.10	3.30
October 31, 2005	4.93	3.77
January 31, 2006	5.97	3.87
April 30, 2006	5.95	4.60
July 31, 2006	6.53	5.19
October 31, 2006	6.86	5.35
January 31, 2007	6.98	5.41

As of March 31, 2007, there were 10 holders of record of ordinary shares.

We have not paid any cash dividends on our ordinary shares and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to fund the growth of our business. Dividends may only be declared and paid out of profits available for distribution determined in accordance with accounting principles generally accepted in Ireland and applicable Irish Company Law. There are no additional material restrictions on the distribution of income or retained earnings by our consolidated group companies. Any dividends, if and when declared, will be declared and paid in United States dollars. We did not sell unregistered securities during fiscal 2007.

On March 24, 2006, our shareholders approved the repurchase of up to an aggregate of 3,500,000 ADSs pursuant to a repurchase program. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire on the earlier of September 22, 2007 or when we have repurchased all shares authorized for repurchase thereunder. We did not repurchase any equity securities in the year ended January 31, 2007.

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

We received a ruling from the Irish Revenue Commissioners that transfers of ADRs issued in respect of our shares will not be chargeable with Irish stamp duty for so long as the ADRs are dealt in and quoted on the NASDAQ Global Market. It has been confirmed in Section 207, Finance Act 1992 that transfers of ADRs will be exempt from stamp duty where the ADRs are dealt with in a recognized stock exchange. The NASDAQ Global Market is regarded by the Irish authorities as a recognized stock exchange for these purposes.

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

Overview

We are a leading provider of e-learning and performance support solutions for global enterprises, government, education and small to medium-sized businesses. SkillSoft helps companies to maximize employee performance through a combination of comprehensive e-learning content, online information resources, flexible learning technologies and support services. Our multi-modal learning solutions support and enhance the speed and effectiveness of both formal and informal learning processes and integrate SkillSoft’s in-depth content resources, learning management system, virtual classroom technology and support services.

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

Cost of revenue includes the cost of materials (such as storage media), packaging, shipping and handling, CD duplication, the cost of online mentoring and hosting services, royalties and certain infrastructure and occupancy expenses. We generally recognize these costs as incurred. Also included in cost of revenue is amortization expense related to capitalized software development costs and intangible assets related to technology acquired in business combinations.

We account for software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” which requires the capitalization of certain computer software development costs incurred after technological feasibility is established. In the fiscal year ended January 31, 2006, we capitalized approximately $1.7 million in software development costs of which $0.5 million was amortized in fiscal 2006 and $0.7 million was amortized in fiscal 2007. No software development costs incurred during fiscal 2007 met the requirements for capitalization in accordance with SFAS No. 86.

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

Legal settlements/(insurance recoveries) includes amounts incurred in connection with the settlement of various legal matters, such as the 2002 securities class action lawsuit, the NETg infringement lawsuit and other matters. Any insurance recoveries related to these legal settlements are recorded and, if appropriate, netted in legal settlements (insurance recoveries). Legal fees incurred in connection with the settlement of lawsuits are recorded as legal expenses within general and administrative expenses in our statement of operations, as incurred.

Amortization of intangible assets represents the amortization of customer value and content, from our acquisitions of Books and GoTrain Corp. (GoTrain) and the Merger.

Restructuring primarily consists of charges associated with international restructuring activities.

Restatement — SEC investigation primarily consists of charges related to the ongoing SEC investigation relating to the restatement of SmartForce’s financial statements for 1999, 2000, 2001 and the first two quarters of 2002, and more recently, the SEC’s review of SmartForce’s option granting practices prior to the Merger.

Business Outlook

In the fiscal year ended January 31, 2007, we generated revenue of $225.2 million, an increase of $9.6 million compared to the revenue generated in the fiscal year ended January 31, 2006 of $215.6 million. We reported net income in the fiscal year ended January 31, 2007 of $24.2 million as compared to $35.2 million in the fiscal year ended January 31, 2006. Fiscal 2006 net income included a $19.5 million benefit from a settlement with our insurance carriers related to our settlement of the 2002 securities class action litigation and a $1.8 million charge recorded for the settlement of a lawsuit with plaintiffs who had previously opted out of the 2002 securities class action settlement.

We continue to find ourselves in a challenging business environment due to (i) the overall market adoption rate for e-learning solutions remaining relatively slow, (ii) budgetary constraints on information technology (IT) spending by our current and potential customers and (iii) price competition and value based competitive offerings from a broad array of competitors in the learning market generally. Despite these challenges, we have seen some stability in the marketplace and our core business has performed in accordance with our expectations. Our recent revenue growth and our growth prospects are strongest in our product lines focused on or bundled with informal learning, such as those available from our Books24x7 subsidiary. As a result, we have increased our sales and marketing investment related to those product lines to help capitalize on the recent growth and potential continued growth for informal learning related products. We have also invested aggressively in research and development in those areas to accelerate the time by which our planned new products will be available to our customers.

In the first quarter of fiscal 2006, in order to more fully focus on the multi-modal learning (MML) business (which includes informal learning), we sold certain assets of our retail IT certification business, SmartCertify (the “Retail Certification” business). The Retail Certification business was focused on direct-to-consumer business and contributed less revenue than expected. This action has allowed us to fully focus our attention and resources on our core enterprise business. We maintain the customer contracts in place on April 28, 2005 and will service those contracts until the contractual obligations have been fulfilled. We have been recognizing revenue from the deferred revenue balance related to the retail certification business over the 18 to 24 months subsequent to the date of sale. Substantially all of the sales, marketing and administrative costs of our Retail Certification business were eliminated. We maintain a reseller arrangement with the acquiring organization.

During fiscal 2007, we continued to focus on revenue and earnings growth primarily by acquiring new customers, continuing to execute on our new product and telesales distribution initiatives, and by making a higher priority the evaluation of merger and acquisition opportunities that could contribute to our long-term objectives. As a result of this focus, on October 25, 2006 we signed a definitive agreement to acquire Thomson NETg from The Thomson Corporation. The acquisition is expected to add to our existing offerings through the addition of complementary Thomson NETg offerings in live virtual instructor-led training, blended learning, content authoring/learning content management services technology, learning content and custom development services. The acquisition supports our overall strategy to continually increase the quality, breadth and flexibility of the learning solutions we can make available to our corporate, government, education and small-to-medium size business customers. Also, the addition of Thomson NETg’s capabilities will strengthen our ability to compete for a greater share of the $13.2 billion corporate training market that includes many larger players with more comprehensive product offerings. The acquisition is expected to close in the second quarter of fiscal 2008. Also, as a result of this focus on merger and acquisition opportunities, we acquired Targeted Learning Corporation (TLC) on February 9, 2007. Under the terms of the acquisition, we paid approximately $4.5 million in cash to acquire TLC. The acquisition provides us with a new offering that includes an on-line library of over 300 video-based programs featuring organizational and leadership experts, CEOs and best-selling authors. Programs range in length from two minutes to two hours, and much of this content is presented as 3 to 5 minute segments, or Quick Talks, for easy access. Selected programs as indicated on the course profile page are available for offline use with portable devices that support video, including the Apple iPOD. Users can search the content by Leadership Model category or by title, speaker/author or topic. This product offers many of the same financial and operating characteristics as our business model, including an annual recurring subscription-based licensing model for access to its video-based resource library to be sold through our direct sales force, complemented by resellers and telesales. We expect the acquisition of TLC to contribute an additional $1.5 million to $2.0 million to our consolidated revenues in fiscal 2008.

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

The pricing for content licenses varies based on the content offering selected by the customer, the number of users within the customer’s organization and the length of the license agreement. A license can provide customers access to a range of learning products including courseware, Referenceware®, simulations, mentoring and prescriptive assessment.

We offer discounts from our ordinary pricing, and purchasers of licenses for a larger number of courses, larger user bases or longer periods of time generally receive discounts. Generally, customers may amend their license agreements, for an additional fee, to gain access to additional courses or product lines and/or to increase the size of its user base. We also derive revenue from hosting fees for clients that use our solutions on an ASP basis and from the provision of online mentoring services and professional services. In selected circumstances, we derive revenue on a pay-for-use basis under which some customers are charged based on the number of courses accessed by users. Revenue derived from pay-for-use contracts has been minimal to date.

We recognize revenue ratably over the license period if the number of courses that a customer has access to is not clearly defined, available or selected at the inception of the contract, or if the contract has additional undelivered elements for which we do not have vendor specific objective evidence (VSOE) of the fair value of the various elements. This may occur if the customer does not specify all licensed courses at the outset, the customer chooses to wait for future licensed courses on a when and if available basis, the customer is given exchange privileges that are exercisable other than on the contract anniversaries, or the customer licenses all courses currently available and to be developed during the term of the arrangement. Revenue from nearly all of our contractual arrangements is recognized on a subscription or straight-line basis over the contractual period of service.

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

We provide professional services including instructor led training, customized content, websites and implementation services. If we determine that the professional services are not separable from an existing customer arrangement, revenue from these services is recognized over the existing contractual terms with the customer, otherwise we typically recognize professional service revenue as the services are performed.

We record reimbursable out-of-pocket expenses in both revenue and as a direct cost of revenue, as applicable, in accordance with Emerging Issues Task Force (EITF) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred” (EITF 01-14).

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

Our contracts often include an uptime guarantee for solutions hosted on our servers whereby customers may be entitled to credits in the event of non-performance. We also retain the right to remedy any non-performance event prior to issuance of any credit. Historically, we have not incurred substantial costs relating to this guarantee and we currently accrue for such costs as they are incurred. We review these costs on a regular basis as actual experience and other information becomes available; and should they become more substantial, we would accrue an estimated exposure and consider the potential related effects of the timing of recording revenue on our license arrangements. We have not accrued any costs related to these warranties in the accompanying consolidated financial statements.

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

We test goodwill during the fourth quarter of each year for impairment, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist. In performing the test, we calculate the fair value of the reporting units as the present value of estimated future cash flows using a risk-adjusted discount rate. The determination of reporting units, selection and use of an appropriate discount rate, and projections for future revenue and expenses require significant management judgment.

Share Based Compensation

On February 1, 2006, we adopted SFAS Statement No. 123(R) “Share-Based Payment” (SFAS 123(R)), which is a revision of SFAS Statement No. 123 (SFAS 123), “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes APB Opinion No. 25, (Opinion 25), “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach on SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R)requires all share-based payments to employees, including grants of employee share options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Prior to the adoption of SFAS No. 123(R), we applied SFAS No. 123, amended by SFAS No. 148, Accounting for Stock-based Compensation — Transition and Disclosure, which allowed companies to apply the existing accounting rules under APB Opinion No. 25. Pursuant to APB Opinion No. 25, we accounted for our stock-based awards to employees using the intrinsic-value method, under which compensation expense was measured on the date of grant as the difference between the fair value of our common stock and the option exercise price multiplied by the number of options granted. We have applied the modified prospective method in adopting FAS 123R. Accordingly, periods prior to adoption have not been restated.

In connection with the Merger on September 6, 2002 we recorded as deferred compensation a portion of the difference between the exercise prices and the fair value of the options at the date of completion of the acquisition, determined under the Black-Scholes method, multiplied by the number of shares underlying the options. The resulting deferred compensation is being expensed over the vesting period of the options. In connection with the adoption of SFAS 123(R) on February 1, 2006, we reversed the remaining deferred compensation of approximately $465,000, with the offset to additional paid-in capital.

In January 2006, in anticipation of the adoption of SFAS 123(R), we accelerated the vesting of all outstanding unvested stock option awarded to employees. This vesting acceleration initiative did not extend to any options held by our executive officers and directors. As a result of this action we avoided recognition of approximately $9.1 million of stock-based compensation expense, including approximately $4.7 million of stock-based compensation expense in the fiscal year ending January 31, 2007. We recorded a charge of approximately $89,000 in the fourth quarter of fiscal 2006 in relation to expected forfeitures due to the acceleration of vesting of “in-the-money” options.

As permitted under SFAS 123(R), we use the Black-Scholes option pricing model to estimate the fair value of share option grants. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. The estimated fair value of employee share options is amortized to expense using the straight-line method over the vesting period. Our assumed dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Since adoption of SFAS 123(R)on February 1, 2006, our expected share-price volatility assumption is based on a blend of implied volatility, based on exchange-traded options for our shares, and actual historical volatility calculated over a period commensurate with the expected life of our option grants. The implied volatility is based on exchange traded options of our share. We believe that using a blended volatility assumption will result in the best estimate of expected volatility. Prior to adoption of SFAS 123(R), for the pro-forma basis only presentation, the expected volatility was based on historical volatilities of the underlying share only. The assumed risk-free interest rate is the U.S. Treasury security rate with a term equal to the expected life of the option. The assumed expected life is based on Company-specific historical experience. With regard to the estimate of the expected life, we consider the exercise behavior of past grants and the pattern of aggregate exercises. We looked at historical option grant cancellation and termination data in order to determine our assumption of forfeiture rate. Prior to the adoption of SFAS 123(R), forfeitures were not estimated at the time of award and adjustments were reflected in pro forma net income disclosures as forfeitures occurred.

If factors change and we employ different assumptions for estimating share-based compensation expense in future periods, or if we decide to use a different valuation model, the share-based compensation expense we recognize in future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and earnings per share. It may also result in a lack of comparability with other companies that use different models, methods and assumptions. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. These characteristics are not present in our option grants. Existing valuation models, including the Black-Scholes model, may not provide reliable measures of the fair values of our share-based compensation. Consequently, there is a risk that our estimates of the fair values of share based awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee share options, may expire with little or no intrinsic value compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, the value realized from these instruments may be significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. Currently, there is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. The guidance in SFAS 123(R) is relatively new from an application perspective and the application of these principles may be subject to further interpretation and refinement over time. See Note 5 of the Condensed Consolidated Financial Statements in Item 1 for further information regarding our adoption of SFAS 123(R)

Deferral of Commissions

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

Restructuring Charges

We account for our restructuring activities under guidance provided by SFAS No. 141 (SFAS 141), “Business Combinations”, EITF 95-3 and SFAS No. 146 (SFAS 146), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 141 states that after the end of the allocation period (generally one year from date of merger) an adjustment that results from a pre-acquisition contingency other than an income tax loss carryforward should be included in the determination of net income/(loss) in the period in which the adjustment is determined. As such, adjustments to pre-acquisition contingencies established at the time of the SmartForce — SkillSoft merger are recorded as restructuring charges in our statement of operations. SFAS 146 states that a liability related to an exit or disposal activity should be recognized at fair value in the period in which it is incurred. As such, when we identify restructuring charges that fulfill the requirements identified in SFAS 146 as incurred, we record the charges in our statement of income.

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

Furthermore, judgment is used in determining how to estimate long-term restructuring costs. Generally, we use a present value technique to estimate the fair value of a liability and discounts the expected cash flow associated with the restructuring activity using a credit-adjusted, risk free rate.

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

Results of Operations

	Fiscal Year Ended January 31,
	Dollar	Percent Change
	Increase/(Decrease)	Increase/(Decrease)	Percentage of Revenue
	2006/2007	2006/2007	2005†	2006†	2007†
	(In thousands)

Revenue	$9,605	4%	100%	100%	100%
Cost of revenue	1,294	5%	10%	12%	12%
Cost of revenue — amortization of intangible assets	(2,517)	(36)%	3%	3%	2%

Gross profit	10,828	6%	87%	85%	86%

Research and development	1,604	4%	22%	18%	18%
Selling and marketing	2,456	3%	44%	41%	40%
General and administrative	1,959	8%	12%	12%	12%
Legal settlements / (insurance recoveries)	17,710	*	—	(8)%	—
Amortization of intangible assets	(522)	(24)%	1%	1%	1%
Impairment charge	—	*	9%	—	—
Restructuring	(615)	(96)%	6%	—	—
Restatement:
SEC investigation	(1,090)	(55)%	1%	1%	—
Other professional fees	—	*	1%	—	—

Total operating expenses	21,502	15%	96%	65%	72%

Operating income	(10,674)	(25)%	(9)%	20%	14%

Other income/(expense), net	(837)	*	—	—	—
Gain/(loss) on sale assets, net	586	*	—	—	—
Interest income	2,531	142%	—	1%	2%
Interest expense	153	(35)%	—	—	—

Income before provision for income taxes	(8,241)	(19)%	(9)%	21%	16%
Provision for income taxes	2,821	31%	—	4%	5%

Net income/(loss)	$(11,062)	(31)%	(9)%	16%	11%

*	Not meaningful

†	Does not add due to rounding.

Comparison of the Fiscal Years Ended January 31, 2007 and 2006

Revenue

	Fiscal Year Ended January 31,
	2006	2007	Change
	(In thousands)

Revenue:
Multi-Modal Learning (MML)	$201,236	$220,150	$18,914
Retail Certification	14,331	5,022	(9,309)

Total	$215,567	$225,172	$9,605

The sale of certain assets related to SmartCertify, our Retail Certification business, resulted in a reduction in revenue of $9.3 million in our Retail Certification business for the fiscal year ended January 31, 2007 as compared to the fiscal year ended January 31, 2006. This reduction was more than offset by a 9% increase in MML revenue primarily due to growth in sales of our informal learning product lines and additional revenue earned under agreements with third party resellers of our products. We expect revenue from our Retail Certification business to be approximately $0.2 million in fiscal 2008 as compared to $5.0 million in fiscal 2007. We expect this decrease in revenue to be more than offset in fiscal 2008 by increased MML revenue generated from existing customers, new business, including additional revenue anticipated from the acquisition of TLC in February 2007, and the telesales distribution operation focusing on small and mid-sized businesses.

	Fiscal Year Ended January 31,
	2006	2007	Change
	(In thousands)

Revenue:
United States	$168,525	$175,483	$6,958
International	47,042	49,689	2,647

Total	$215,567	$225,172	$9,605

Revenue increased by 4% and 6% in the United States and internationally, respectively, in the fiscal year ended January 31, 2007 as compared to the fiscal year ended January 31, 2006. The reduction in retail revenue, which is primarily earned in the United States, was more than offset by a 9% increase in MML revenue globally, primarily due to growth in sales of our informal learning product lines and additional revenue earned under agreements with third party resellers of our products.

We exited the fiscal year ended January 31, 2007 with non-cancelable backlog of approximately $181 million as compared to $171 million at January 31, 2006. This amount is calculated by combining the amount of deferred revenue at each fiscal year end with the amounts to be added to deferred revenue throughout the next twelve months from billings under committed customer contracts and determining how much of these amounts are scheduled to amortize into revenue during fiscal 2008. The amount scheduled to amortize into revenue during fiscal 2008 is disclosed as “backlog” as of January 31, 2007. Amounts to be added to deferred revenue during fiscal 2008 include subsequent installment billings for ongoing contract periods as well as billings for new or continuing contracts. As a result of the previously described sale of certain assets related to SmartCertify, the balance of non-cancelable backlog at January 31, 2007 reflects a reduction of approximately $5.0 million in SmartCertify backlog when compared to January 31, 2006, and SmartCertify will not contribute new contracts during fiscal 2008. We have included this non-GAAP disclosure due to the fact that it is directly related to our subscription based revenue recognition policy. This is a key business metric, which factors into our forecasting and planning activities and provides visibility into fiscal 2008 revenue.

Operating Expenses

The increase in cost of revenue in the fiscal year ended January 31, 2007 versus the fiscal year ended January 31, 2006 was primarily due to increased revenue from our royalty-bearing Books24x7 Referenceware offerings.

The decrease in cost of revenue — amortization of intangible assets in the fiscal year ended January 31, 2007 versus the fiscal year ended January 31, 2006 was primarily due to certain intangible assets related to capitalized software development costs and technology acquired in business combinations becoming fully amortized during the fiscal years ended January 31, 2007 and 2006.

The increase in research and development expenses in the fiscal year ended January 31, 2007 versus the fiscal year ended January 31, 2006 was primarily due to an increase of $0.8 million of stock-based compensation expense related to the adoption of SFAS No. 123(R) and $0.8 million of additional content development expense. We anticipate that research and development expenses will be between 18% and 19% of revenue in fiscal 2008.

The increase in selling and marketing expenses in the fiscal year ended January 31, 2007 versus the fiscal year ended January 31, 2006 was primarily due to an increase of $1.2 million of stock-based compensation expense related to the adoption of SFAS No. 123(R), $1.0 million of process improvement consulting expense and $3.1 of million additional investment in worldwide sales and marketing headcount. These fiscal 2007 increases were partially offset by the elimination of $2.8 million of expenses related to our Retail Certification business as a result of the disposition of certain assets related to SmartCertify in the first quarter of fiscal 2006. We anticipate that selling and marketing expenses will be between 38% and 40% of revenue in fiscal 2008.

The increase in general and administrative expenses in the fiscal year ended January 31, 2007 versus the fiscal year ended January 31, 2006 was primarily due to an increase of $2.1 million for stock-based compensation expense related to the adoption of SFAS No. 123(R) and an increase of $0.7 million in consulting costs related to our business systems software development. These increases were partially offset by a one-time $0.5 million payment to Howard Edelstein, a director of SkillSoft, which was made in fiscal 2006, in recognition of Mr. Edelstein’s contributions related to our settlement of certain litigation matters. The fiscal 2007 increases were also partially offset by the elimination of $0.4 million of expenses related to our Retail Certification business as a result of the disposition of certain assets related to SmartCertify in the first quarter of fiscal 2006. We anticipate that general and administrative expense will be between 11% and 12% of revenue in fiscal 2008.

Within legal settlements/(insurance recoveries), we received an insurance settlement of $19.5 million in the fiscal year ended January 31, 2006, which resulted from the final settlement with our insurance carriers regarding the 2002 securities class action lawsuit settlement of $30.5 million in March 2004, the ongoing SEC investigation and other legal matters related to the SmartForce restatment. The settlement with our insurance carriers was partially offset by the settlement of a lawsuit with plaintiffs who had previously opted out of the 2002 securities class action settlement, for approximately $1.8 million on April 7, 2006 which was taken as a charge in fiscal 2006.

The decrease in amortization of intangible assets in the fiscal year ended January 31, 2007 versus the fiscal year ended January 31, 2006 was primarily due to certain assets becoming fully amortized and no material additions being made to intangible assets.

The decrease in restructuring expenses in the fiscal year ended January 31, 2007 versus the fiscal year ended January 31, 2006 was due to the restructuring of our Retail Certification business in the first quarter of fiscal 2006. We did not incur any significant restructuring charges in the fiscal year ended January 31, 2007.

Restatement — SEC investigation charges decreased in the fiscal year ended January 31, 2007 versus the fiscal year ended January 31, 2006 due to a decrease in legal expenses related to the ongoing SEC investigation. We anticipate that charges in fiscal 2008 will increase compared to fiscal 2007 as a result of the recent notification from the SEC of its informal inquiry into the pre-merger option granting practices at SmartForce.

Other (Expense)/Income, net

The change in other (expense)/income, net in the fiscal year ended January 31, 2007 versus the fiscal year ended January 31, 2006 was primarily due to foreign currency fluctuations. Due to our multinational operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies used in our various business entities.

Gain/(Loss) on Sale of Assets, net

We recorded a loss of $586,000 on the sale of certain assets of the Retail Certification business in the fiscal year ended January 31, 2006, which was primarily the result of investment banking and professional fees incurred in connection with the sale.

Interest Income

The increase in interest income in the fiscal year ended January 31, 2007 versus the fiscal year ended January 31, 2006 was primarily due to more funds being available for investment and higher interest rates.

Provision for Income Taxes

The increase in effective tax rate from 20.6% in fiscal 2006 to 33.1% in fiscal 2007 reflects both nontaxable insurance proceeds received in fiscal 2006 and our increased utilization of acquired NOL carryforwards in the U.S. in fiscal 2007 (as opposed to the utilization of operational NOL carryforwards in fiscal 2006). For the fiscal year ended January 31, 2007, the effective tax rate was higher then the Irish statutory tax rate of 12.5% due primarily to earnings in higher tax jurisdictions outside of Ireland. We anticipate the effective tax rate for fiscal 2008 to be approximately 22.0% to 25.0%, which reflects our anticipated increase in our utilization of operational NOL carryforwards (as opposed to utilization of acquired NOL carryforwards).

Comparison of the Fiscal Years Ended January 31, 2006 and 2005

	Fiscal Year Ended January 31,
	Dollar	Percent Change
	Increase/(Decrease)	Increase/(Decrease)	Percentage of Revenue
	2005/2006	2005/2006	2004†	2005†	2006†
	(In thousands)

Revenue	$3,267	2%	100%	100%	100%
Cost of revenue	3,583	16%	10%	10%	12%
Cost of revenue — amortization of intangible assets	75	1%	4%	3%	3%

Gross profit	(391)	—	87%	87%	85%

Research and development	(6,669)	(15)%	28%	22%	18%
Selling and marketing	(5,927)	(6)%	45%	44%	41%
General and administrative	568	2%	15%	12%	12%
Legal settlements/(insurance recoveries)	(17,710)	*	48%	—	(8)%
Amortization of intangible assets	(537)	(20)%	2%	1%	1%
Impairment charge	(19,268)	*	—	9%	—
Restructuring	(12,720)	(95)%	1%	6%	—
Restatement:
SEC investigation	(194)	(9)%	1%	1%	1%
Other professional fees	(320)	*	7%	—	—

Total operating expenses	(62,777)	(31)%	148%	96%	65%

Operating income/(loss)	62,386	*	(61)%	(9)%	20%

Other income/(expense), net	1,433	*	—	—	—
(Loss)/gain on sale assets, net	(586)	*	2%	—	—
Interest income	688	63%	—	—	1%
Interest expense	(94)	28%	—	—	—

Income/(loss) before provision for income taxes	63,827	*	(58)%	(9)%	21%
Provision for income taxes	8,499	1,347%	—	—	4%

Net income/(loss)	$55,328	*	(59)%	(9)%	16%

*	Not meaningful

†	Does not add due to rounding.

Revenue

The increase in revenue during the fiscal year ended January 31, 2006 as compared to the fiscal year ended January 31, 2005 was primarily due to revenue generated from new business primarily derived from our product lines focused on informal learning, better than anticipated reseller revenue and a greater share of business having closed earlier in each of the respective quarterly periods for the fiscal year ended January 31, 2006.

	Fiscal Year Ended January 31,
	2005	2006	Change

Revenue:
United States	$165,871	$168,525	$2,654
International	46,429	47,042	613

Total	$212,300	$215,567	$3,267

Revenue increased by 2% and 1% in the United States and internationally, respectively, in the fiscal year ended January 31, 2006 as compared to the fiscal year ended January 31, 2005.

	Fiscal Year Ended January 31,
	2005	2006	Change

Revenue:
Multi-Modal Learning	$192,135	$201,236	$9,101
Retail Certification	20,165	14,331	(5,834)

Total	$212,300	$215,567	$3,267

In the first quarter of fiscal 2006, we sold certain assets related to SmartCertify, our Retail Certification business. The sale resulted in a reduction in revenue of $5.8 million in our Retail Certification business for the fiscal year ended January 31, 2006 as compared to the fiscal year ended January 31, 2005. The increase in our MML revenue is primarily due to revenue generated from new business primarily derived from our product lines focused on informal learning and better than anticipated reseller revenue.

We exited the fiscal year ended January 31, 2006 with non-cancelable backlog of approximately $171 million as compared to $168 million at January 31, 2005. This amount is calculated by combining the amount of deferred revenue at our fiscal year end with the amounts to be added to deferred revenue throughout the next twelve months as a result of committed customer contracts and determining how much of these amounts are scheduled to amortize into revenue during fiscal 2007. The amount scheduled to amortize into revenue during fiscal 2007 is disclosed as “backlog” as of January 31, 2006. Amounts to be added to deferred revenue during fiscal 2007 include subsequent installment billings for ongoing contract periods as well as billings for new or continuing contracts. As a result of the previously described sale of certain assets related to SmartCertify the balance of non-cancelable backlog at January 31, 2006 reflects a reduction of approximately $10.6 million when compared to January 31, 2005 and SmartCertify did not contribute new or continuing contracts during fiscal 2007. We have included this non-GAAP disclosure due to the fact that it is directly related to our subscription based revenue recognition policy. This is a key business metric, which factors into our forecasting and planning activities and provides visibility into fiscal 2007 revenue.

Operating Expenses

The increase in cost of revenue in the fiscal year ended January 31, 2006 versus the fiscal year ended January 31, 2005 was primarily due to a higher mix of royalty-bearing content due to the growth of our Books24x7 Referenceware product line.

The decrease in research and development expenses in the fiscal year ended January 31, 2006 versus the fiscal year ended January 31, 2005 was primarily due to the inclusion of $3.8 million of purchased technology in fiscal 2005 and savings of $6.4 million realized in fiscal 2006 as the result of the reorganization of our content development organization completed in the quarter ended January 31, 2005. This decrease was partially offset by the increased costs associated with outsourcing activity of $4.0 million

The decrease in selling and marketing expenses in the fiscal year ended January 31, 2006 versus the fiscal year ended January 31, 2005 was primarily due to the expense reduction of $10.5 million resulting from the sale of certain assets related to SmartCertify, our Retail Certification business, at the end of our fiscal 2006 first quarter. This was partially offset by incremental expenses incurred to support the new Dialogue product line of $1.3 million, new telesales distribution operation focusing on small and mid-sized businesses of $1.2 million and the additional investment in our Books sales force of $1.7 million.

The increase in general and administrative expenses in the fiscal year ended January 31, 2006 versus the fiscal year ended January 31, 2005 was primarily due to an increase in compensation expense of $1.7 million, which included a $0.5 million payment to Howard Edelstein, a director of SkillSoft, in recognition of Mr. Edelstein’s contributions to the settlements of our litigation with Thomson NETg and our securities class action litigation, which was partially offset by the expense reduction of $1.5 million resulting from the sale of certain assets of SmartCertify at the end of our fiscal 2006 first quarter.

Within legal settlements/(insurance recoveries), we received an insurance settlement of $19.5 million in the fiscal year ended January 31, 2006, which resulted from the final settlement with our insurance carriers regarding the 2002 securities class action lawsuit settlement of $30.5 million in March 2004 and the ongoing related litigation and SEC investigation. The settlement with our insurance carriers was partially offset by the settlement of a lawsuit with plaintiffs who had previously opted out of the 2002 securities class action settlement, for approximately $1.8 million on April 7, 2006 which was recorded as a charge in fiscal 2006.

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

On January 13, 2006, we accelerated the vesting of all currently outstanding unvested stock options awarded to employees. This vesting acceleration did not extend to any options held by executive officers and directors. As a result of this action, we avoided recognition of approximately $9.1 million of stock-based compensation expense in future periods beginning February 1, 2006, including approximately $4.7 million of stock-based compensation expense which we avoided recognizing in the fiscal year ending January 31, 2007. We recorded a charge of approximately $89,000 in the fourth quarter of fiscal 2006 related to expected forfeitures due to the acceleration of vesting of “in-the-money” options.

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

Liquidity and Capital Resources

As of January 31, 2007, our principal source of liquidity was our cash and cash equivalents and short-term investments, which totaled $104.1 million. This compares to $73.6 million at January 31, 2006.

Net cash provided by operating activities of $49.9 million for the fiscal year ended January 31, 2007, was primarily due to net income of $24.2 million, which included the impact of non-cash expenses of depreciation and amortization and amortization of intangible assets of $12.2 million, share-based compensation expense of $5.1 million, and non-cash income tax provision of $10.1 million. Net cash provided by operating activities was also a result of an increase in deferred revenue of $7.6 million. These amounts were partially offset by an increase of accounts receivable of $7.0 million as well as a decrease in accrued expenses of $1.8 million.

Net cash used in investing activities was $61.0 million for the fiscal year ended January 31, 2007, which includes the purchase of investments, net of maturities, generating a net cash outflow of approximately $37.6 million in the fiscal year ended January 31, 2007. Approximately $15.5 million of cash was designated as restricted cash pursuant to the expiration of our line of credit, which required us to place restriction on this cash to secure an outstanding letter of credit of $15.5 million related to the remaining payment of the 2002 class action lawsuit. This designation of restricted cash was partially offset by the utilization of $0.4 million of restricted cash in fiscal 2007 which had been voluntarily restricted by the Company to pay costs incurred to defend named former and current executives and board members of SmartForce PLC for actions arising out of the SEC investigation and their related legal costs. In addition, capital spending, primarily related to additional investment in our hosting infrastructure, totaled approximately $5.5 million and we paid approximately $2.9 million of costs related to the anticipated Thomson NETg acquisition.

Net cash provided by financing activities was $7.0 million for the fiscal year ended January 31, 2007. This was the result of proceeds from the exercise of share options under our various share option programs and share purchases under our 2004 Employee Share Purchase Plan.

We had working capital of approximately $38.1 million as of January 31, 2007 and a working capital deficit of approximately $8.0 million as of January 31, 2006. The increase in our working capital was primarily due to our net income of $24.2 million, which includes the impact of depreciation and amortization and amortization of intangible assets of $12.2 million, share-based compensation expense of $5.1 million, and a non-cash provision for income tax of $10.1 million. Additionally, the increase included $7.0 million of proceeds from the exercise of share options and share purchases under our 2004 Employee Share Purchase Plan. The impact of these items was partially offset by the purchase of long-term investments of $3.6 million, the purchase of property and equipment of $5.5 million and costs incurred related to the anticipated Thomson NETg acquisition of $2.9 million.

We had a $25 million line of credit with a bank, that expired on January 18, 2007. Under the terms of the line of credit, the bank held a first security interest in all domestic business assets. The facility was subject to a commitment fee of $50,000 to secure the line of credit and unused commitment fees of 0.125% based upon the daily average of un-advanced amounts under the line of credit. In addition, the line of credit contained certain financial and non-financial covenants. We were in compliance with all covenants. As of January 31, 2007 the line of credit had expired; however, we had an outstanding letter of credit of $15.5 million which is secured with a money market account with the bank. Letters of credit are subject to commission fees of 0.75% and administrative costs. We paid approximately $93,000 in letters of credit fees in the fiscal year ended January 31, 2007.

As of January 31, 2007, we had U.S. federal net operating loss (NOL) carryforwards of approximately $284.2 million. These NOL carryforwards, which are subject to potential limitations based upon change in control provisions of Section 382 of the Internal Revenue Code, are available to reduce future taxable income, if any, through 2025. Included in the $284.2 million are approximately $182.2 million of U.S. NOL carryforwards that were acquired in the Merger and the purchase of Books. We will realize the benefits of these acquired NOL carryforwards through reductions to goodwill and non-goodwill intangibles. Also included in the $284.2 million at January 31, 2007 is approximately $31.3 million of NOL carryforwards in the United States resulting from disqualifying dispositions. We will realize the benefit of these losses through increases to shareholder’s equity in the periods in which the losses are utilized to reduce tax payments. We also acquired $365,000 of U.S. tax credit carryforwards in the Merger and the purchase of Books. As with the acquired NOL carryforwards, we will realize the benefits of these credit carryforwards through reductions to goodwill and non-goodwill intangibles. Additionally, we had approximately $93.5 million of NOL carryforwards in jurisdictions outside of the U.S. If not utilized, these NOL carryforwards expire at various dates through the year ending January 31, 2025. In addition, included in the $93.5 million is approximately $88.1 million of NOL carryforwards in jurisdictions outside the U.S. acquired in the Merger and the purchase of Books. We will realize the benefits of these acquired NOL carryforwards through reductions to goodwill and non-goodwill intangibles. We also had U.S. federal tax credit carryforwards of approximately $6.8 million at January 31, 2007.

We lease certain of our facilities and certain equipment and furniture under operating lease agreements that expire at various dates through 2023. Future minimum lease payments, net of estimated rentals, under these agreements are as follows (in thousands):

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating Lease Obligations	$19,733	$5,181	$6,126	$2,157	$6,269

We have no future contractual obligations related to long-term debt, capital leases or purchase obligations.

We do not have any off-balance sheet arrangements, as defined under SEC rules, such as relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, established for the purpose of facilitating transactions that are not required to be reflected on our balance sheet.

We have a remaining payout which was made on April 11, 2007 of approximately $15.3 million relating to the settlement of the 2002 securities class action litigation described in Note 8(c) of the Notes to the Consolidated Financial Statements.

We expect to experience similar spending related to capital expenditures in the fiscal year ending January 31, 2008, as compared to the fiscal year ended January 31, 2007, not including those potentially related to the pending acquisition of Thomson NETg as these expenditures cannot be accurately estimated at this time, and we will continue to invest in research and development and sales and marketing in order to execute our business plan and achieve expected revenue growth. To the extent that our execution of the business plan results in increased sales, we expect to experience corresponding increases in deferred revenue, cash flow and prepaid expenses. Capital expenditures for the fiscal year ending January 31, 2008 are expected to be approximately $6.0 to $8.0 million. We purchased 6,533,884 shares under our shareholder approved repurchase plan during fiscal 2005 and 2006. This plan expired on March 24, 2006 with 466,116 shares remaining available for repurchase under the original plan. Our shareholders have approved the renewal and extension of the plan, and as a result we currently have the ability to purchase, subject to certain limitations, up to 3,500,000 of our outstanding shares under the approved shareholder plan. Under the plan, there are limitations on our ability to purchase shares up to this level, which include, but are not limited to, the availability of distributable profits under Irish regulations and available cash. In addition, as a result of the definitive agreement we signed on October 25, 2006 to acquire Thomson NETg, we are currently restricted from repurchasing our shares. We also expect to incur additional restrictions in the future as a result of the financing arrangements we would execute as part of the Thomson NETg acquisition. We expect that the principal sources of funding for our operating expenses, capital expenditures, litigation settlement payments and other liquidity needs will be a combination of our available cash and cash equivalents and short-term investments, and funds generated from future cash flows from operating activities. In addition, as part of the Thomson NETg acquisition, we expect to finance up to approximately $200 million to fund the purchase price of approximately $285 million. The remainder of the purchase price is expected to be paid with a combination of cash and the issuance of our ordinary shares which, pursuant to the agreement, have a value of $6.24 per share. We believe our current funds and expected cash flows from operating activities will be sufficient to fund our operations, including the Thomson NETg acquisition and subsequent debt repayment, for at least the next 12 months. However, there are several items that may negatively impact our available sources of funds. In addition, our cash needs may increase due to factors such as unanticipated developments in our business or significant acquisitions (in addition to and including Thomson NETg). The amount of cash generated from operations will be dependent upon the successful execution of our business plan. Although we do not foresee the need to raise additional capital beyond the Thomson NETg acquistition, any unanticipated economic or business events could require us to raise additional capital to support operations.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes”, which is an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from SFAS No. 5, “Accounting for Contingencies.” FIN 48 is effective for fiscal years beginning after December 15, 2006. We will implement this interpretation in the fiscal year starting February 1, 2007. We have completed our preliminary assessment regarding the effect of the implementation of FIN 48 and have determined that the adoption of FIN 48 will not have a material impact on our consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently analyzing the effect, if any, SFAS No. 157 will have on our consolidated financial position and results of operations.

In February 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for fiscal years beginning after November 15, 2007, or February 1, 2008 for SkillSoft. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. We are in the process of evaluating the impact this pronouncement may have on our results of operations and financial condition and whether to adopt the provisions of SFAS No 159 for the fiscal year beginning February 1, 2007.

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

As of January 31, 2007, we did not use derivative financial instruments for speculative or trading purposes.

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

Foreign Currency Risk

Due to our multinational operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenue or pay expenses and the U.S. dollar. Our expenses are not necessarily incurred in the currency in which revenue is generated, and, as a result, we are required from time to time to convert currencies to meet our obligations. These currency conversions are subject to exchange rate fluctuations, in particular changes to the value of the euro, Canadian dollar, Australian dollar, New Zealand dollar, Singapore dollar, and pound sterling relative to the U.S. dollar, which could adversely affect our business and the results of operations. During fiscal 2005, 2006 and 2007, we incurred foreign currency exchange (losses)/gains of $(803,000), $410,000 and $419,000, respectively.

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

Evaluation of Disclosure Controls & Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control

No change in our internal control over financial reporting occurred during the fiscal quarter ended January 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, our management believes that, as of January 31, 2007 our internal control over financial reporting is effective based on those criteria.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of January 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing on the following page of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of SkillSoft Public Limited Company

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that SkillSoft Public Limited Company maintained effective internal control over financial reporting as of January 31, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SkillSoft Public Limited Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that SkillSoft Public Limited Company maintained effective internal control over financial reporting as of January 31, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, SkillSoft Public Limited Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of SkillSoft Public Limited Company as of January 31, 2006 and 2007 and the related consolidated statements of operations, stockholders’ equity and comprehensive income/(loss) and cash flows for each of the three years in the period ended January 31, 2007 of SkillSoft Public Limited Company and our report dated April 12, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Boston, Massachusetts
April 12, 2007

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors, and Executive Officers and Corporate Governance

The information required by this item will be incorporated by reference to our Proxy Statement for our 2007 Annual General Meeting or included in an amendment to this Form 10-K, one of which will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 11.	Executive Compensation

The information required by this item will be incorporated by reference to our Proxy Statement for our 2007 Annual General Meeting or included in an amendment to this Form 10-K, one of which will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be incorporated by reference to our Proxy Statement for our 2007 Annual General Meeting or included in an amendment to this Form 10-K, one of which will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item will be incorporated by reference to our Proxy Statement for our 2007 Annual General Meeting or included in an amendment to this Form 10-K, one of which will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be incorporated by reference to our Proxy Statement for our 2007 Annual General Meeting or included in an amendment to this Form 10-K, one of which will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

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

Date: April 13, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of SkillSoft and in the capacities and on the date set forth below.

Signature	Title	Date

/s/ CHARLES E. MORAN Charles E. Moran	President and Chief Executive Officer and Director (Principal Executive Officer)	April 13, 2007

/s/ THOMAS J. MCDONALD Thomas J. McDonald	Chief Financial Officer (Principal Financial Officer)	April 13, 2007

/s/ ANTHONY P. AMATO Anthony P. Amato	Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	April 13, 2007

/s/ P. HOWARD EDELSTEIN P. Howard Edelstein	Director	April 13, 2007

/s/ STEWART K. P. GROSS Stewart K. P. Gross	Director	April 13, 2007

/s/ JAMES S. KRZYWICKI James S. Krzywicki	Director	April 13, 2007

/s/ FERDINAND VON PRONDZYNSKI Ferdinand von Prondzynski	Director	April 13, 2007

/s/ WILLIAM F. MEAGHER, JR. William F. Meagher, Jr.	Director	April 13, 2007

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

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	January 31,	January 31,	January 31,	January 31,	January 31,
	2003(1)	2004	2005	2006	2007
	(In thousands, except per share data)

Statement of Operations Data:
Revenue	$101,470	$193,475	$212,300	$215,567	$225,172
Cost of revenues	11,552	18,401	21,724	25,307	26,601
Cost of revenues — amortization of intangible assets(3)	2,804	6,791	6,864	6,939	4,422

Gross profit	87,114	168,283	183,712	183,321	194,149
Operating expenses:
Research and development(3)	29,808	54,399	45,841	39,172	40,776
Selling and marketing	53,107	87,978	94,365	88,438	90,894
General and administrative	18,424	28,647	25,208	25,776	27,735
Legal settlements/(insurance recoveries)	—	93,750	—	(17,710)	—
Amortization of intangible assets(3)	1,879	3,281	2,711	2,174	1,652
Impairment charge	250,107	—	19,268	—	—
Restructuring	14,179	1,857	13,361	641	26
Restatement:
SEC Investigation	—	1,898	2,182	1,988	898
Other professional fees	5,107	14,473	320	—	—

Total operating expenses	372,611	286,283	203,256	140,479	161,981

Operating (loss)/income	(285,497)	(118,000)	(19,544)	42,842	32,168
Other income/(expense), net	(282)	786	(692)	741	(96)
Gain/(loss) on sale of investments, net	—	3,682	—	(586)	—
Interest income	2,288	954	1,091	1,779	4,310
Interest expense	(123)	(167)	(337)	(431)	(278)

(Loss)/income before provision for income taxes	(283,614)	(112,745)	(19,482)	44,345	36,104
Provision for income taxes	383	529	631	9,130	11,951

Net (loss)/income	$(283,997)	$(113,274)	$(20,113)	$35,215	$24,153

Net income/(loss) per share(2):
Basic (loss)/income per share	$(4.40)	$(1.13)	$(0.19)	$0.34	$0.24

Dilutive (loss)/income per share	$(4.40)	$(1.13)	$(0.19)	$0.34	$0.23

Basic weighted average shares outstanding	64,472	100,115	105,134	102,473	101,698

Diluted weighted average shares outstanding	64,472	100,115	105,134	103,352	104,240

A-1

	As of	As of	As of	As of	As of
	January 31,	January 31,	January 31,	January 31,	January 31,
	2003	2004	2005	2006	2007
	(In thousands)

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$125,144	$61,606	$55,158	$73,569	$104,117
Working capital (deficit)	31,935	(48,849)	(46,523)	(8,018)	38,134
Long-term investments, deferred tax assets, net & other assets	1,019	124	8,772	736	6,719
Total assets	378,137	342,378	303,497	299,902	342,970
Stockholders’ equity	191,087	85,758	84,919	102,272	137,929

(1)	The statement of operations data for the year ended January 31, 2003 includes the operating results of SkillSoft PLC for the post-September 6, 2002 period.

(2)	See Note 2(e) of the Notes to the Consolidated Financial Statements for the determination of shares used in computing basic and diluted net loss per common share.

(3)	Certain reclassifications have been made to prior year amounts to conform to the fiscal 2007 presentation.

A-2

APPENDIX B

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of SkillSoft Public Limited Company:

We have audited the accompanying consolidated balance sheets of SkillSoft Public Limited Company as of January 31, 2006 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended January 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SkillSoft Public Limited Company at January 31, 2006 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, on February 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SkillSoft Public Limited Company’s internal control over financial reporting as of January 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 12, 2007 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG, LLP

Boston, Massachusetts
April 12, 2007

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 31,
	2006	2007
	(In thousands
	except share data)

ASSETS
Current assets:
Cash and cash equivalents	$51,937	$48,612
Short-term investments	21,632	55,505
Accounts receivable, less reserves of approximately $787 and $206 as of January 31, 2006 and 2007, respectively	85,681	94,343
Prepaid expenses and other current assets	22,006	22,215
Restricted cash	5,039	20,095

Total current assets	186,295	240,770
Property and equipment, at cost:
Computer equipment	29,341	34,610
Furniture and fixtures	2,128	2,370
Leasehold improvements	1,615	1,659

	33,084	38,639
Less — accumulated depreciation and amortization	22,853	28,967

	10,231	9,672
Intangible assets:
Acquired intangible assets, net	8,711	2,638
Goodwill	93,929	83,171

	102,640	85,809
Long-term investments	—	3,598
Deferred tax assets, net	694	159
Other assets	42	2,962

Total assets	$299,902	$342,970

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,819	$3,327
Accrued compensation	15,984	17,870
Accrued expenses	37,811	35,427
Deferred revenue	136,699	146,012

Total current liabilities	194,313	202,636
Long term liabilities	3,317	2,405
Commitments and Contingencies (Note 8) Stockholders’ equity:
Ordinary Shares, €0.11 par value: 250,000,000 shares authorized; 107,344,243 and 109,255,366 issued at January 31, 2006 and January 31, 2007, respectively	11,773	12,039
Additional paid-in capital	562,052	573,394
Treasury stock, at cost, 6,533,884 ordinary shares	(24,524)	(24,524)
Accumulated deficit	(445,814)	(421,661)
Deferred compensation	(465)	—
Accumulated other comprehensive loss	(750)	(1,319)

Total stockholders’ equity	102,272	137,929

Total liabilities and stockholders’ equity	$299,902	$342,970

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended January 31,
	2005	2006	2007
	(In thousands, except per share data)

Revenue	$212,300	$215,567	$225,172
Cost of revenues(1)	21,724	25,307	26,601
Cost of revenues — amortization of intangible assets	6,864	6,939	4,422

Gross profit	183,712	183,321	194,149
Operating expenses:
Research and development(1)	45,841	39,172	40,776
Selling and marketing(1)	94,365	88,438	90,894
General and administrative(1)	25,208	25,776	27,735
Legal settlements (insurance recoveries)	—	(17,710)	—
Amortization of intangible assets	2,711	2,174	1,652
Impairment charge	19,268	—	—
Restructuring	13,361	641	26
Restatement:
SEC investigation	2,182	1,988	898
Other professional fees	320	—	—

Total operating expenses	203,256	140,479	161,981

Operating (loss) income	(19,544)	42,842	32,168
Other income (expense), net	(692)	741	(96)
Loss on sale of assets, net	—	(586)	—
Interest income	1,091	1,779	4,310
Interest expense	(337)	(431)	(278)

(Loss) income before provision for income taxes	(19,482)	44,345	36,104
Provision for income taxes	631	9,130	11,951

Net (loss) income	$(20,113)	$35,215	$24,153

Net (loss) income per share:
Basic (loss) income per share	$(0.19)	$0.34	$0.24

Diluted (loss) income per share	$(0.19)	$0.34	$0.23

Basic weighted average shares outstanding	105,134	102,473	101,698

Diluted weighted average shares outstanding	105,134	103,352	104,240

(1)	The following summarizes the allocation of stock-based compensation (in thousands):

	2005	2006	2007

Cost of revenue	$—	$—	$90
Research and development	266	187	952
Selling and marketing	879	674	1,883
General and administrative	46	120	2,134

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands except number of shares)

									Accumulated
								Notes	Other
	Ordinary Shares		Additional	Treasury Stock				Receivable	Comprehensive	Total	Total
	Number of	€0.11 Par	Paid-In	Number of		Accumulated	Deferred	from	Income	Stockholders’	Comprehensive
	Shares	Value	Capital	Shares	Cost	Deficit	Compensation	Stockholders	(Loss)	Equity	Loss

BALANCE, JANUARY 31, 2004	101,857,714	$11,031	$538,493	—	$—	$(460,916)	$(2,404)	$—	$(446)	$85,758	$
Exercise of stock options	3,816,626	514	17,436	—	—	—	—	—	—	17,950	—
Issuance of common stock under employee stock purchase plan	533,478	72	2,978	—	—	—	—	—	—	3,050	—
Purchase of treasury stock	—	—	—	443,757	(2,523)	—	—	—	—	(2,523)	—
Amortization of deferred compensation	—	—	145	—	—	—	1,046	—	—	1,191	—
Unrealized (losses) gains on marketable securities	—	—	—	—	—	—	—	—	(133)	(133)	(133)
Translation adjustment	—	—	—	—	—	—	—	—	(261)	(261)	(261)
Net loss	—	—	—	—	—	(20,113)	—	—	—	(20,113)	(20,113)

Comprehensive net loss for the year ended January 31, 2005											$(20,507)

BALANCE, JANUARY 31, 2005	106,207,818	$11,617	$559,052	443,757	$(2,523)	$(481,029)	$(1,358)	$—	$(840)	$84,919

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME/(LOSS)
(In thousands except number of shares)

									Accumulated
								Notes	Other
	Ordinary Shares		Additional	Treasury Stock				Receivable	Comprehensive	Total	Total
	Number of	€0.11 Par	Paid-In	Number of		Accumulated	Deferred	from	Income	Stockholders’	Comprehensive
	Shares	Value	Capital	Shares	Cost	Deficit	Compensation	Stockholders	(Loss)	Equity	Loss

BALANCE, JANUARY 31, 2005	106,207,818	$11,617	$559,052	443,757	$(2,523)	$(481,029)	$(1,358)	$—	$(840)	$84,919	$
Exercise of stock options	370,930	51	797	—	—	—	—	—	—	848	—
Issuance of common stock under employee stock purchase plan	765,495	105	2,105	—	—	—	—	—	—	2,210	—
Stock option modification	—	—	89	—	—	—	—	—	—	89	—
Tax Benefit — Non-qualified stock options	—	—	9	—	—	—	—	—	—	9	—
Purchase of treasury stock	—	—	—	6,090,127	(22,001)	—	—	—	—	(22,001)	—
Amortization of deferred compensation	—	—	—	—	—	—	893	—	—	893	—
Unrealized gains on marketable securities	—	—	—	—	—	—	—	—	44	44	44
Translation adjustment		—	—	—	—	—	—	—	46	46	46
Net income	—	—	—	—	—	35,215	—	—	—	35,215	35,215

Comprehensive net income for the year ended January 31, 2006											$35,305

BALANCE, JANUARY 31, 2006	107,344,243	$11,773	$562,052	6,533,884	$(24,524)	$(445,814)	$(465)	$—	$(750)	$102,272

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME/(LOSS) — (Continued)
(In thousands except number of shares)

									Accumulated
								Notes	Other
	Ordinary Shares		Additional	Treasury Stock				Receivable	Comprehensive	Total	Total
	Number of	€0.11 Par	Paid-In	Number of		Accumulated	Deferred	from	Income	Stockholders’	Comprehensive
	Shares	Value	Capital	Shares	Cost	Deficit	Compensation	Stockholders	(Loss)	Equity	Loss

BALANCE, JANUARY 31, 2006	107,344,243	$11,773	$562,052	6,533,884	$(24,524)	$(445,814)	$(465)	$—	$(750)	$102,272	$
Exercise of stock options	1,288,128	182	5,178	—	—	—	—	—	—	5,360	—
Issuance of common stock under employee stock purchase plan	622,995	84	1,570	—	—	—	—	—	—	1,654	—
Stock-based compensation	—	—	5,059	—	—	—	—	—	—	5,059	—
Reclassification of deferred compensation	—	—	(465)	—	—	—	465	—	—	—	—
Unrealized gains on marketable securities	—	—	—	—	—	—	—	—	82	82	82
Translation adjustment		—	—	—	—	—	—	—	(651)	(651)	(651)
Net income	—	—	—	—	—	24,153	—	—	—	24,153	24,153

Comprehensive net income for the year ended January 31, 2007											$23,584

BALANCE, JANUARY 31, 2007	109,255,366	$12,039	$573,394	6,533,884	$(24,524)	$(421,661)	$—	$—	$(1,319)	$137,929

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended January 31,
	2005	2006	2007
	(In thousands)

Cash flows from operating activities:
Net (loss) income	$(20,113)	$35,215	$24,153
Adjustments to reconcile net (loss) income to net cash (used in)/ provided by operating activities —
Stock-based compensation	1,191	981	5,059
Depreciation and amortization	4,779	5,224	6,100
Impairment charge	19,268	—	—
Amortization of intangible assets	9,575	9,113	6,074
Provision (recovery) for bad debts	335	(593)	(589)
Provision for income tax — non-cash	326	7,922	10,073
Realized gain on sale of assets, net	—	586	—
Changes in current assets and liabilities, net of acquisitions
Accounts receivable	(14,062)	784	(7,033)
Prepaid expenses and other current assets	2,406	407	878
Accounts payable	(1,220)	(1,935)	(532)
Accrued expenses, including long-term liabilities	(40,858)	(12,859)	(1,839)
Deferred revenue	4,743	(2,693)	7,581

Net cash (used in) provided by operating activities	(33,630)	42,152	49,925
Cash flows from investing activities:
Purchases of property and equipment	(7,594)	(6,423)	(5,519)
Capitalized software development costs	—	(1,652)	—
Cash paid for acquisition costs	—	—	(2,881)
Purchase of investments	(52,456)	(20,048)	(91,168)
Maturity of investments	42,063	27,219	53,585
Release (designation) of restricted cash, net	24,943	(4,045)	(15,056)

Net cash provided by (used in) investing activities	6,956	(4,949)	(61,039)
Cash flows from financing activities:
Exercise of stock options	17,950	848	5,360
Proceeds from employee stock purchase plan	3,050	2,210	1,654
Payments to acquire treasury shares	(2,523)	(22,001)	—

Net cash provided by (used in) financing activities	18,477	(18,943)	7,014
Effect of exchange rate changes on cash and cash equivalents	1,174	(1,229)	775

Net (decrease) increase in cash and cash equivalents	(7,023)	17,031	(3,325)
Cash and cash equivalents, beginning of year	41,929	34,906	51,937

Cash and cash equivalents, end of year	$34,906	$51,937	$48,612

Supplemental disclosure of cash flow information:
Cash paid for interest	$337	$431	$279

Cash paid for income taxes	$200	$1,375	$2,280

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

SkillSoft PLC, (the Company or SkillSoft), was incorporated in Ireland on August 8, 1989. The Company is a leading provider of e-learning and performance support solutions for global enterprises, government, education and small to medium-sized businesses. SkillSoft helps companies to maximize business performance through a combination of content, online information resources, flexible technologies and support services. SkillSoft PLC is the result of a merger between SmartForce PLC and SkillSoft Corporation on September 6, 2002 (the Merger).

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

(b)  Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate.

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

The pricing for content licenses varies based on the content offering selected by the customer, the number of users within the customer’s organization and the length of the license agreement. A license can provide customers access to a range of learning products including courseware, Referenceware®, simulations, mentoring and prescriptive assessment.

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

The Company recognizes revenue ratably over the license period if the number of courses that a customer has access to is not clearly defined, available, or selected at the inception of the contract, or if the contract has additional undelivered elements for which the Company does not have vendor specific objective evidence (VSOE) of the fair value of the various elements. This may occur if the customer does not specify all licensed courses at the outset, the customer chooses to wait for future licensed courses on a when and if available basis, the customer is given exchange privileges that are exercisable other than on the contract anniversaries, or the customer licenses all courses currently available and to be developed during the term of the arrangement. Revenue from nearly all of the Company’s contractual arrangements is recognized on a subscription or straight-line basis over the contractual period of service.

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

The Company provides professional services, including instructor led training, customized content, websites, and implementation services. If the Company determines that the professional services are not separable from an existing customer arrangement, revenue from these services is recognized over the existing contractual terms with the customer, otherwise the Company typically recognizes professional service revenue as the services are performed.

The Company records reimbursable out-of-pocket expenses in both revenue and as a direct cost of revenue, as applicable, in accordance with Emerging Issues Task Force (EITF) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred” (“EITF 01-14”.)

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

SkillSoft contracts often include an uptime guarantee for solutions hosted on the Company’s servers whereby customers may be entitled to credits in the event of nonperformance. The Company also retains the right to remedy any nonperformance event prior to issuance of any credit. Historically, the Company has not incurred substantial

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs relating to this guarantee and the Company currently accrues for such costs as they are incurred. The Company reviews these costs on a regular basis as actual experience and other information becomes available; and should they become more substantial, the Company would accrue an estimated exposure and consider the potential related effects of the timing of recording revenue on its license arrangements. The Company has not accrued any costs related to these warranties in the accompanying consolidated financial statements.

(d)  Deferred Commissions

The Company employs an accounting policy consistent with guidance provided by FASB Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts” and SEC Staff Accounting Bulletin 104, “Revenue Recognition,” related to the concept of a direct and incremental relationship between revenue and expense. As such, the Company defers the recognition of commission expense until such time as the revenue related to the contract for which the commission was paid is recognized. Unamortized commission expense is included in prepaid expenses in the accompanying consolidated balance sheets.

(e)  Net Income/(Loss) Per Share

Basic and diluted net (loss)/income per common share was determined by dividing net (loss)/income by the weighted average common shares outstanding during the period. In fiscal 2005 basic and diluted net loss per share is the same, as outstanding common stock options and warrants are anti-dilutive as the Company recorded a net loss for that period.

The reconciliation of basic and diluted net shares is as follows (in thousands):

	Year Ended January 31,
	2005	2006	2007

Basic weighted average shares outstanding	105,134	102,473	101,698
Effect of diluted shares outstanding	—	879	2,542

Diluted weighted average common shares outstanding	105,134	103,352	104,240

The following share equivalents, in thousands, have been excluded from the computation of diluted weighted average shares outstanding as of January 31, 2005, 2006 and 2007, respectively, as they would be anti-dilutive.

	Year Ended January 31,
	2005	2006	2007

Options outstanding	18,977	9,858	8,520

(f)  Foreign Currency Translation

Assets and liabilities of the foreign subsidiaries are translated in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation.” The reporting currency for the Company is the U.S. dollar (dollar). The functional currency of the Company’s subsidiaries in the United States, Ireland, the United Kingdom, Canada, Germany, Australia, the Netherlands, France, New Zealand and Singapore are the currencies of those countries. The functional currency of the Company’s subsidiaries in the Commonwealth of the Bahamas and the Grand Cayman is the U.S. dollar. In accordance with SFAS No. 52, assets and liabilities are translated to the U.S. dollar from the local functional currency at current exchange rates, and income and expense items are translated to the U.S. dollar using the average rates of exchange prevailing during the year. Gains and losses arising from translation are recorded in other comprehensive income (loss) as a separate component of stockholders’ equity. Currency gains or losses on transactions denominated in a currency other than an entity’s functional currency are recorded in the results of the operations. (Losses)/gains arising from transactions denominated in foreign currencies were approximately ($803,000), $410,000 and ($419,000) for the years ended

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 31, 2005, 2006 and 2007, respectively, and are included in other income (expense), net in the accompanying consolidated statements of operations.

(g)  Cash, Cash Equivalents, Restricted Cash, Short-term Investments, and Long-term Investments

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. At January 31, 2006 and January 31, 2007, cash equivalents consisted mainly of commercial paper and money market funds. The Company considers the cash held in certificates of deposit with a commercial bank (i) to secure certain facility leases, (ii) to secure funds to defend named former and current executives and board members of SmartForce PLC for actions arising out of the SEC investigation and (iii) for the final payment of the 2002 securities class action settlement to be restricted cash. At January 31, 2007, the Company had approximately $20.1 million of restricted cash: approximately $3.6 million is held voluntarily to defend named former and current executives and board members of SmartForce PLC for actions arising out of the SEC investigation and litigation related to the 2002 securities class action; approximately $15.5 million is legally required to be held for final payment of the 2002 securities class action settlement; and approximately $1.0 million is held to secure certain facilities leases.

The Company accounts for certain investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115). Under SFAS No. 115, securities that the Company does not intend to hold to maturity are reported at market value, and are classified as available- for-sale. At January 31, 2006 and 2007, the Company’s investments were classified as available for sale and had an average maturity of approximately 64 and 135 days, respectively. These investments are classified as current assets or long-term investments in the accompanying condensed consolidated balance sheets based upon the period over which they will mature.

Cash and cash equivalents, available for sale short-term investments and long-term investments as of January 31, 2006 and 2007, respectively, were as follows (in thousands).

2006

			Gross	Gross
	Contracted		Unrealized	Unrealized
Description	Maturity	Cost	Gains	Losses	Fair Value

Cash and cash equivalents:
Cash	N/A	$25,692	$—	$—	$25,692
Commercial paper	0-3 months	18,090	—	(3)	18,087
Money market funds	0-3 months	8,158	—	—	8,158

		$51,940	—	(3)	$51,937

Short-term investments:
Publicly-traded equity securities	N/A	181	49	—	230
Commercial paper	4-12 months	2,371	—	(1)	2,370
Federal agency notes	4-12 months	10,879	—	(29)	10,850
Corporate debt securities	4-12 months	8,201	—	(19)	8,182

		$21,632	49	(49)	21,632

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007

			Gross	Gross
	Contracted		Unrealized	Unrealized
Description	Maturity	Cost	Gains	Losses	Fair Value

Cash and cash equivalents:
Cash	N/A	$32,776	$—	$—	$32,776
Commercial paper	0-3 months	15,838	—	(2)	15,836

		$48,614	—	(2)	$48,612
Short-term investments:
Publicly-traded equity securities	N/A	138	94	—	232
Commercial paper	4-12 months	11,829	—	(1)	11,828
Federal agency notes	4-12 months	3,495	—	(2)	3,493
Corporate debt securities	4-12 months	37,964	—	(12)	37,952
Certificates of deposit	4-12 months	2,000	—	—	2,000

		$55,426	94	(15)	$55,505

Long-term investments:
Corporate debt securities	13-24 months	$3,607	—	(9)	$3,598

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
7 years or life of lease

Repairs and maintenance are expensed as incurred. The Company recognized depreciation and amortization expense of $4.8 million, $5.2 million and $6.1 million in the fiscal years ended January 31, 2005, 2006 and 2007, respectively.

(i)  Research and Development Expenses

The Company expenses all research and development costs, which include course content development fees, to operations as incurred, except for costs of internally developed or externally purchased software that qualify for capitalization. SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed” (SFAS No. 86), requires the capitalization of certain computer software development costs incurred after technological feasibility is established given the Company’s operations, once technological feasibility of a software product has been established, the additional development costs incurred to bring the product to a commercially acceptable level has not been and is not expected to be significant. No software development costs incurred during fiscal 2007 met the requirements for capitalization in accordance with SFAS No. 86. The Company capitalized software development costs related to new products SkillSoft Dialogue and SkillView in fiscal 2006.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capitalized software development costs, net of accumulated amortization, were approximately $4.8 million and $0.4 million as of January 31, 2006 and January 31, 2007, respectively. The Company recognized approximately $6.9 million, $7.0 million and $4.4 million of amortization expense related to capitalized software development costs in the fiscal years ended January 31, 2005, 2006 and 2007, respectively.

The Company enters into agreements with content providers for published content, the Company’s policy is to expense these costs to research and development upon receipt of content.

(j)  Other Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” (SFAS No. 130) requires disclosure of all components of comprehensive income/(loss) on an annual and interim basis. Comprehensive income/(loss) is defined as the change in equity of a business enterprise during a period from transactions, other events and circumstances from non-owner sources. The components of accumulated comprehensive income/(loss) as of January 31, 2006 and 2007 are as follows (in thousands):

	Year Ended
	January 31,
	2006	2007

Unrealized holding gains/(losses)	$(15)	$67
Foreign currency adjustment	(735)	(1,386)

Total accumulated other comprehensive income (loss)	$(750)	$(1,319)

(k)  Fair Value of Financial Instruments

Financial instruments consist mainly of cash and cash equivalents, investments, restricted cash and accounts receivable. The Company determines fair value for short-term and long-term investments based on quoted market values. The carrying amounts of accounts receivable is net of an allowance for doubtful accounts, which is based on historical collections and known credit risks.

(l)  Concentrations of Credit Risk and Off-Balance-Sheet Risk

For the years ended and as of January 31, 2005, 2006 and 2007, no customer individually comprised greater than 10% of total revenue or accounts receivable.

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

(m)  Disclosures about Segments of an Enterprise

The Company follows the provisions of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (SFAS No. 131). SFAS No. 131 established standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also established standards for related

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company’s chief operating decision makers, as defined under SFAS No. 131, are the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer. The Company views its operations and manages its business as principally two operating segments: multi-modal learning (MML) and retail certification. MML content and software is an integrated solution that supports business and information technology professionals learning needs through its comprehensive learning management platform technology. The retail certification segment provides direct sales and services to individual end-users (See Note 11).

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

(p)  Advertising Costs

Costs incurred for production and communication of advertising initiatives are expensed when incurred. Advertising expenses amounted to approximately $975,000, $515,000, and $393,000 for the fiscal years ended January 31, 2005, 2006 and 2007, respectively.

(q)  Accounting for Stock-Based Compensation

The Company has several share-based compensation plans under which employees, officers, directors and consultants may be granted options to purchase the Company’s ordinary shares, generally at the market price on the date of grant. The options become exercisable over various periods, typically four years, and have a maximum term of up to ten years. As of January 31, 2007, 2,663,263 ordinary shares remain available for future grant under the Company’s share option plans.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS Statement No. 123(R) (SFAS 123(R)), “Share-Based Payment,” which is a revision of SFAS Statement No. 123 (SFAS 123), “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes APB Opinion No. 25, (Opinion 25), “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach on SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee share options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS 123(R) must be adopted for fiscal years starting after June 15, 2005. As a result, the Company adopted SFAS 123(R) on February 1, 2006.

In connection with the Merger on September 6, 2002, the Company recorded as deferred compensation a portion of the difference between the exercise prices and the fair value of the options at the date of completion of the acquisition, determined under the Black-Scholes method, multiplied by the number of shares underlying the options. The resulting deferred compensation is being expensed over the vesting period of the options. In connection with the adoption of SFAS 123(R) on February 1, 2006, the Company reversed the remaining deferred compensation of approximately $465,000, with the offset to additional paid-in capital.

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

The share-based compensation expense reduced both basic and diluted earnings per share by $0.05 for the fiscal year ended January 31, 2007. These results reflect share-based compensation expense of $5.1 million and no related tax benefit due to the Company’s full valuation allowance on its U.S. deferred tax assets, for fiscal year ended January 31, 2007. In accordance with the modified-prospective transition method of SFAS 123(R), results for prior periods have not been restated. As of January 31, 2007, there was $17.7 million of compensation expense related to non-vested share awards that is expected to be recognized over a period of 3.92 years and a weighted-average period of 3.77 years.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to adopting SFAS 123(R), the Company accounted for share-based compensation under Opinion 25. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to fiscal year 2005 and 2006 (in thousands, except per share data).

	Year Ended January 31,
	2005	2006

Net (loss)/income —
As reported	$(20,113)	$35,215
Add: Share-based employee compensation expense recognized under APB No. 25	1,191	893
Less: Total share-based employee compensation expense determined under fair value based method for all awards under the employee share option plan	(24,474)	(24,551)
Less: Total share-based employee compensation expense determined under fair value based method for all awards under the ESPP	(1,019)	(753)

Pro forma net income/(loss)	$(44,415)	$10,804

Basic and diluted net loss per share —
As reported	$(0.19)	$0.34

Pro forma	$(0.42)	$0.11

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

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options prior to and after adopting SFAS 123(R). The estimated fair value of employee share options is amortized to expense using the straight-line method over the vesting period. The weighted average information and assumptions used for the grants were as follows:

	Year Ended January 31,
	2005	2006	2007

Risk-free interest rates	3.31-4.35%	3.86-4.48%	4.41-5.03%
Expected dividend yield	—	—	—
Volatility factor	86%	67%	60%
Expected lives	7 years	7 years	4 years
Weighted average fair value of options granted	$8.78	$2.78	$3.16
Weighted average remaining contractual life of options outstanding	6.79 years	5.99 years	5.47 years

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s assumed dividend yield of zero is based on the fact that it has never paid cash dividends and has no present intention to pay cash dividends. Since adoption of SFAS 123(R) on February 1, 2006, the expected share-price volatility assumption used by the Company has been based on a blend of implied volatility in conjunction with calculations of the Company’s historical volatility determined over a period commensurate with the expected life of its option grants. The implied volatility is based on exchange traded options of the Company’s share. The Company believes that using a blended volatility assumption will result in the best estimate of expected volatility. Prior to adoption of SFAS 123(R), the expected volatility was based on historical volatilities of the underlying share only. The assumed risk-free interest rate is the U.S. Treasury security rate with a term equal to the expected life of the option. The assumed expected life is based on company-specific historical experience. With regard to the estimate of the expected life, the Company considers the exercise behavior of past grants and the pattern of aggregate exercises. The Company looked at historical option grant cancellation and termination data in order to determine its assumption of forfeiture rate, which was 11.6% as of January 31, 2007. Prior to the adoption of SFAS 123(R), forfeitures were not estimated at the time of award and adjustments were reflected in pro forma net income disclosures as forfeitures occurred.

For shares purchased under the 2004 Employee Share Purchase Plan (ESPP), the Company uses a Black-Scholes option-pricing model, with the following assumptions. In valuing the ESPP, the Company used an assumed risk-free interest rate of 1.01% — 1.76% for fiscal 2005, 3.09% — 3.79% for fiscal 2006 and 4.79% — 5.08% for fiscal 2007. The Company also used an expected volatility factor of 50% for fiscal 2005, 49% for fiscal 2006 and 35% for fiscal 2007, and an expected life of six months, with the assumption that dividends will not be paid.

(r)  Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” which is an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from SFAS No. 5, “Accounting for Contingencies.” FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will implement this interpretation in the fiscal year starting February 1, 2007. The Company has completed its preliminary assessment regarding the effect of the implementation of FIN 48 and has determined that the adoption of FIN 48 will not have a material impact on its consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company is currently analyzing the effect, if any, SFAS No. 157 will have on its consolidated financial position and results of operations.

In February 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for fiscal years beginning after November 15, 2007, or February 1, 2008 for SkillSoft. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Company is in the process of evaluating the impact this pronouncement may have on its results of operations and financial condition and whether to adopt the provisions of SFAS No 159 for the fiscal year beginning February 1, 2007.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(s)  Prior Year Financial Statement Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statements to conform with current year classifications.

Included in cost of revenues is amortization of intangible assets, related to acquired technology and capitalized software development costs, of approximately $6.9 million in fiscal 2005 and 2006, respectively. These costs were previously recorded within operating expense under the caption “amortization of intangible assets.” This reclassification has also been reflected in the quarterly statements of operations in Note 17.

In each of the fiscal years “amortization of share-based compensation” has been allocated to the appropriate expense category; research and development, selling and marketing, and general and administrative. In fiscal 2005 and 2006 approximately $1.2 million and $0.9 million, respectively, were allocated as such.

In fiscal 2006, approximately $0.2 million was included in short-term investments, which had been previously been recorded in long-term investments. These investments pertain to public equity securities which are held available for sale.

In fiscal 2006, approximately $16.0 million was included in accrued compensation, which had previously been recorded in accrued expenses.

(3)  Pending Acquisition

On October 25, 2006, the Company signed a definitive agreement to acquire Thomson NETg from The Thomson Corporation. Under the terms of the agreement the Company will pay approximately $285 million to acquire Thomson NETg. The Company will pay the purchase price as follows: (i) $215.8 million in cash in immediately available funds and (ii) either (A) 11,093,230 of the Company’s ordinary shares, (B) $69.2 million in cash in immediately available funds or (C) a combination of cash and such of the Company’s ordinary shares having an aggregate value of $69.2 million. For purposes of issuing the Company’s ordinary shares pursuant to the definitive agreement, the parties have agreed that each Company ordinary share shall be deemed to have a value of $6.24. The definitive agreement provides that the Company will use its commercially reasonable efforts to raise equity financing prior to the closing of the transaction, if needed. If the Company obtains such equity financing or is able to obtain sufficient additional debt financing, the entire purchase price will be paid in cash. The acquisition is estimated to close in the second quarter of fiscal 2008. At closing, the Company expects to accrue for transaction and integration costs along with purchase accounting adjustments, including a reduction of deferred revenue and the recording of certain intangible assets, including goodwill.

On December 1, 2006, the Company received notification from the Pre-merger Office of the Federal Trade Commission of early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 for the proposed acquisition of Thomson NETg. The closing remains subject to customary closing conditions including the delivery of audited financial statements by Thomson NETg. In connection with the proposed acquisition, the Company incurred approximately $2.8 million of direct acquisition costs during fiscal 2007 which have been deferred and are included in other assets on the accompanying balance sheets at January 31, 2007.

(4)  Special Charges

(a)  Merger and Exit Costs

In connection with a merger between SmartForce PLC and SkillSoft Corporation on September 6, 2002 (the Merger), the Company’s management affected a restructuring to eliminate redundant facilities and headcount, reduce the cost structure of the business and better align the Company’s operating expenses with existing economic conditions. Pursuant to this restructuring, the Company recorded $30.3 million of costs in 2002 relating to exiting activities of pre-Merger SmartForce PLC such as severance and related benefits, costs to vacate leased facilities and other pre-Merger liabilities. These costs were accounted for under EITF 95-3, “Recognition of Liabilities in

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Connection with Purchase Business Combinations.” These costs, which were recognized as a liability assumed in the purchase business combination, were included in the allocation of the purchase price and increased goodwill.

The reductions in employee headcount totaled approximately 632 employees from the administrative, sales, marketing and development functions, and amounted to a liability of approximately $14.5 million in 2002. Approximately $13.6 million was paid out against the exit plan accrual through January 31, 2007, and the remaining amount of $0.9 million, net of adjustments for foreign currency translation, is expected to be paid out during fiscal 2008.

In connection with the exit plan, the Company abandoned or downsized certain leased facilities resulting in a facilities consolidation liability of $12.7 million as of January 31, 2003, consisting of sublease losses, broker commissions and other facility costs. As part of the plan, 11 sites were vacated and 4 sites were downsized. To determine the sublease loss, which is the loss after the Company’s estimated cost recovery efforts from subleasing vacated space, certain assumptions were made related to the (1) time period over which the property will remain vacant, (2) sublease terms and (3) sublease rates. The lease loss is an estimate under SFAS No. 5 “Accounting for Contingencies” (SFAS No. 5). In the year ended January 31, 2004, the Company revised certain of its estimates made in connection with the original purchase price pertaining to unoccupied facilities under lease as a result of the Merger. This adjustment to the exit plan accrual fell within the one year purchase price allocation period prescribed by SFAS No. 141 “Business Combinations” (SFAS No. 141). In the fiscal years ended January 31, 2006 and 2007, the Company again revised certain of its estimates made in connection with the original purchase price pertaining to unoccupied facilities under lease as a result of the Merger. This adjustment to the exit accrual fell outside the one year purchase price allocation period and was charged to restructuring and is included in the statement of operations. The net present value of the obligation under this exit plan, as adjusted, was approximately $15.3 million, of which $3.3 million remains.

Activity in the Company’s merger and exit costs, which are included in accrued expenses (see Note 13) and long-term liabilities, was as follows (in thousands):

	Employee
	Severance and	Closedown
	Related Costs	of Facilities	Other	Total

Merger and exit accrual, January 31, 2005	$1,955	$6,552	$334	$8,841
Payments made during the year ended January 31, 2006	(316)	(3,275)	(110)	(3,701)
Reversal without utilization to accrual during the year ended January 31, 2006	(453)	—	(55)	(508)
Adjustments to accrual during the year ended January 31, 2006	—	180	—	180

Merger and exit accrual, January 31, 2006	$1,186	$3,457	$169	$4,812
Payments made during the year ended January 31, 2007	(308)	(1,288)	(48)	(1,644)
Reversal without utilization to accrual during the year ended January 31, 2007	—	(68)	—	(68)
Adjustments to accrual during the year ended January 31, 2007	—	177	—	177

Merger and exit accrual, January 31, 2007	$878	$2,278	$121	$3,277

Long-term obligation	$—	$1,476	$—	$1,476
Current obligation	$878	$802	$121	$1,801

Other merger accruals primarily include payments under operating equipment leases.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company anticipates that the remainder of the merger and exit accrual will be paid out by October 2011 as follows (in thousands):

Year Ended January 31, 2008	$1,801
Year Ended January 31, 2009	493
Year Ended January 31, 2010	332
Year Ended January 31, 2011	651

Total	$3,277

(b)	Restructuring

The Company recorded a $13.4 million restructuring charge for the fiscal year ended January 31, 2005, which is included in the statement of operations. Approximately $9.8 million of this charge represented contractual obligations (including $350,000 related to Retail Certification), $3.4 million represented the compensation cost of terminated employees, which included 131 employees in our research and development function and 41 employees in our sales function, for services rendered from the date of the restructuring through termination dates and one time severance payouts (including $353,000 related to Retail Certification) and approximately $400,000 was related to the write-down of fixed assets rendered obsolete as a result of the restructuring activities.

During the fiscal year ended January 31, 2007 the Company revised certain of its estimates made in connection to the previous restructurings related to both contractual obligations and employee severance and related costs.

Activity in the Company’s restructuring accrual was as follows (in thousands):

	Employee
	Severance and	Contractual
	Related Costs	Obligations	Total

Total restructuring accrual as of January 31, 2005	$624	$8,744	$9,368
Payments and write downs made during the year ended January 31, 2006	(968)	(6,874)	(7,842)
Restructuring charge for year ended January 31, 2006	344	117	461

Total restructuring accrual as of January 31, 2006	—	1,987	1,987
Payments and write downs made during the year ended January 31, 2007	—	(415)	(415)
Restructuring charge for year ended January 31, 2007	88	(239)	(151)

Total restructuring accrual as of January 31, 2007	$88	$1,333	$1,421

Long-term obligation	$—	$762	$762
Current obligation	$88	$571	$659

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net restructuring charges for the fiscal years ended January 31, 2005, 2006 and 2007 would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities (in thousands):

	Year	Year	Year
	Ended	Ended	Ended
	January 31,	January 31,	January 31,
	2005	2006	2007

Research and development	$11,510	$5	$(226)
Selling and marketing	846	394	53
General and administrative	477	62	22

Total	$12,833	$461	$(151)

The Company anticipates that the remainder of the restructuring accrual will be paid out by January 2010 as follows (in thousands):

Year Ended January 31, 2008	$659
Year Ended January 31, 2009	394
Year Ended January 31, 2010	368

Total	$1,421

(c)	SEC investigation and Other Professional Fees

For the fiscal years ended January 31, 2005, 2006 and 2007, the Company recorded $2.2 million, $2.0 million and $0.9 million, respectively, in expenses related to the ongoing SEC investigation. For the fiscal years ended January 31, 2005, 2006 and 2007, the Company recorded $0.3 million, $0 million and $0, respectively in professional fees related to the re-filing of statutory tax returns as a result of the restatement of the historical SmartForce PLC financial statements.

(5)  Goodwill and Intangible Assets

Goodwill and intangible assets are as follows (in thousands):

	January 31, 2006			January 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Internally developed
software/courseware	$28,257	$23,414	$4,843	$28,257	$27,836	$421
Customer contracts	13,018	10,055	2,963	13,018	11,701	1,317
Books trademark	905	—	905	905	5	900

	42,180	33,469	8,711	42,180	39,542	2,638
Goodwill	93,929	—	93,929	83,171	—	83,171

Total	$136,109	$33,469	$102,640	$125,351	$39,542	$85,809

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

The change in goodwill at January 31, 2007 from the amount recorded at January 31, 2006 was due primarily to the Company’s utilization of the tax benefit of net operating loss carryforwards assumed as part of the Merger. The change in goodwill at January 31, 2006 from the amount recorded at January 31, 2005 was also due primarily to the utilization of the tax benefit of net operating loss carryforwards assumed as part of the Merger.

Total

Gross carrying amount of goodwill, January 31, 2005	$103,576
Utilization of tax benefit	(7,922)
Reserve adjustment	(1,725)

Gross carrying amount of goodwill, January 31, 2006	93,929
Utilization of tax benefit	(10,073)
Tax refund received in excess of purchase price allocation	(390)
Reserve adjustment	(295)

Gross carrying amount of goodwill, January 31, 2007	$83,171

Amortization expense for the next two fiscal years is expected to be as follows (in thousands):

Amortization
Fiscal Year	Expense

2008	$1,626
2009	112

Total	$1,738

Goodwill Impairment

In the fourth quarter of fiscal 2005, the Company evaluated the fair value of goodwill. In November of 2004 the Company hired an investment banker to actively market the Retail Certification segment to third party buyers. However by January 31, 2005 the investment banker reported the efforts to sell the business were unsuccessful. On March 14, 2005, the Company entered into a non-binding letter of intent with respect to the sale of the Company’s Retail Certification segment. The terms of the sale involved the transfer of certain assets and liabilities of the business in exchange for nominal consideration and the execution of a reseller agreement with the buyer. Consequently, based on the Company’s attempts to sell the business and the results of a valuation done by an independent third party valuation firm, it is the Company’s conclusion that the Retail Certification segment has no goodwill. The Company recorded an impairment charge of approximately $19.3 million in the fiscal year ended January 31, 2005.

At January 31, 2006 and 2007, the Company concluded there was no impairment of goodwill.

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

All of the voting securities of CBT T are owned by Fidalco Limited, a wholly owned subsidiary of SkillSoft PLC and, except for the securities owned by Fidalco Limited and Stargazer, there are no other outstanding securities of CBT T. CBT T has in the past and may in the future declare and pay dividends to Stargazer, and Stargazer may pay dividends to its shareholders out of such amounts. Dividend payments of approximately $196,000, $0 and $0 were paid in the fiscal years ended January 31, 2005, 2006 and 2007, respectively. Stargazer does not have any rights to the assets of CBT T, only to receive periodic dividends as and when declared by CBT T. Except for the fact that Stargazer is wholly owned by certain key employees of SkillSoft PLC, there is no relationship between SkillSoft PLC and Stargazer.

(7)  Income Taxes

Income/(loss) before provision/benefit for income taxes consists of the following (in thousands):

	January 31,
	2005	2006	2007

Ireland	$(20,066)	$13,178	$1,526
United States	(5,994)	28,365	29,296
Rest of World	6,578	2,802	5,282

	$(19,482)	$44,345	$36,104

The provision for income taxes consists of the following (in thousands):

	January 31
	2005	2006	2007

Current:
Ireland	$—	$—	$—
United States	56	2,382	3,158
Rest of World	482	968	832

	$538	$3,350	$3,990

Deferred:
Ireland	$—	$—	$183
United States	156	99	7,778
Rest of World	(63)	71	—

	$93	$170	$7,961

Tax provision	$631	$9,130	$11,951

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net deferred tax assets and liabilities consist of the following (in thousands):

	January 31,
	2006	2007

Current
Net operating loss carryforwards	$10,822	$18,037
Nondeductible expenses and reserves	4,770	3,387

	15,592	21,424
Non-current
Net operating loss carryforwards	$128,284	$95,957
Tax credits	5,612	6,823
Nondeductible non-goodwill intangibles	(2,008)	(1,018)
FAS 123(R) compensation	—	1,762

	131,888	103,524

Total current and non-current	147,480	125,948
Less — valuation allowance	(146,786)	(124,789)

	$694	$159

Under SFAS No. 109 Accounting for Income Taxes, the Company can only recognize a deferred tax asset for future benefit of tax loss and tax credit carry forwards to the extent that it is “more likely than not” that these assets will be realized. In determining the realizability of these assets, the Company considered numerous factors, including historical profitability, estimated future taxable income and the industry in which we operate. The Company has recorded a deferred tax asset as of January 31, 2007 as a result of temporary differences in Canada of $414,000, partially offset by $255,000 of U.S. deferred tax liabilities. The Company has reduced its valuation allowance by $22 million in fiscal 2007 due to the utilization of net operating losses to offset U.S. taxable income. Additionally, in accordance with SFAS No. 123(R)and included in the $22 million change, the Company reduced its deferred tax asset and valuation allowance by the unrealized excess tax benefit attributable to stock options. The Company analyzes its deferred tax assets and liabilities and its valuation allowances on a jurisdiction by jurisdiction basis. Some jurisdictions have a history of profitability while others have a history of losses.

The Company has considered tax planning strategies available to it when calculating its deferred tax assets and liabilities and its valuation allowances.

A reconciliation of the Irish statutory rate to the Company’s effective tax rate is as follows:

	January 31,
	2005	2006	2007

Income tax provision at statutory rate	12.5%	12.5%	12.5%
Increase (decrease) in tax resulting from:
State tax provision, net of federal benefit	(6.8)	4.5	6.5
Tax exempt legal settlements/(insurance proceeds)	0.0	(4.9)	0.0
Foreign differential	(21.4)	15.7	17.2
Nondeductible items, primarily goodwill impairment charge in 2005	(11.8)	2.0	2.9
Change in valuation allowance	24.3	(9.2)	(6.0)

Effective tax rate	(3.2)%	20.6%	33.1%

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has recorded a total provision for income taxes in 2005, 2006 and 2007 of $631,000, $9.1 million and $11.9 million, respectively, primarily related to the use of acquired tax assets, the benefit of which is realized through reductions to goodwill, income generated in foreign countries, which cannot be offset by loss carryforwards.

As of January 31, 2007, the Company has $377.5 million and $6.8 million in net operating loss and tax credit carryforwards, respectively which are available to reduce future income taxes, if any. Approximately $88.1 million of these carryforwards are not subject to expiration while the remainder of $289.4 million, if not utilized, will expire at various dates through the year ending January 31, 2025.

Included in the consolidated carryforward totals, are $284.2 million of U.S. federal net operating loss carryforwards and $93.5 million of net operating loss carryforwards in jurisdictions outside of the U.S.

Tax credit carryforwards of $6.8 million relate to U.S. federal taxes.

Included in the $284.2 million of U.S. federal net operating loss carryforwards and the $6.8 million of U.S. federal tax credit carryforwards is approximately $157.1 million of U.S. net operating loss carryforwards and $365,000 of U.S. tax credit carryforwards, respectively, that were acquired in the Merger and the purchase of Books. In addition, included in the $93.5 million of net operating loss carryforwards in jurisdictions outside of the U.S. is approximately $60.5 million of net operating loss carryforwards in jurisdictions outside the U.S. acquired in the Merger and the purchase of Books. The Company will realize the benefits of these acquired net operating losses through reductions to goodwill and non-goodwill intangibles during the period that the losses are utilized.

Also included in the $284.2 million of U.S. federal net operating loss carryforwards at January 31, 2007 is approximately $30.8 million of net operating loss carryforwards in the United States resulting from disqualifying dispositions. The Company will realize the benefit of these losses through increases to stockholder’s equity in the periods in which the losses are utilized to reduce tax payments.

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

The Company considers the excess of its financial reporting over its tax basis in its investment in foreign subsidiaries essentially permanent in duration and as such has not recognized a deferred tax liability related to this difference.

(8)  Commitments and Contingencies

(a)	Leases

The Company leases its facilities and certain equipment and furniture under operating lease agreements that expire at various dates through 2023. Included in the accompanying statements of operations is rent expense for leased facilities and equipment of approximately $5.6 million, $3.6 million, and $3.6 million for the fiscal years ended January 31, 2005, 2006 and 2007, respectively.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum lease payments under the operating lease agreements are approximately as follows (in thousands):

	Facilities	Other	Total

Fiscal year ended January 31:
2008	$4,614	$567	$5,181
2009	4,145	85	4,230
2010	1,896	—	1,896
2011	1,397	—	1,397
2012	760	—	760
Thereafter	6,269	—	6,269

	$19,081	$652	$19,733

(b)	Minimum Commitments

As of January 31, 2007, the Company had not entered into any long-term agreements with third parties to provide services and/or subject matter expertise.

(c)	Litigation

SEC Investigations

On or about February 4, 2003, the SEC informed the Company that it is the subject of a formal order of private investigation relating to its November 19, 2002 announcement that it would restate the financial statements of SmartForce PLC for the period 1999 through June 2002. The Company understands that the SEC’s investigation concerns SmartForce’s financial disclosure and accounting during that period, other related matters, compliance with rules governing reports required to be filed with the SEC, and the conduct of those responsible for such matters. On June 2, 2005, the Boston District Office of the SEC informed the Company that it had made a preliminary determination to recommend that the SEC bring a civil injunctive action against the Company. Under the SEC’s rules, the Company is permitted to make a so-called Wells Submission in which it seeks to persuade the SEC that no such action should be commenced. If the Company cannot resolve the SEC’s potential claims by agreement, it intends to make such a submission.

In January 2007, the Boston District Office of the SEC informed the Company that it is the subject of an informal investigation concerning options granting practices at SmartForce for the period beginning April 12, 1996 through July 12, 2002, which was prior to the Merger. The Company has received a document request from the SEC and is in the process of responding to the request. The SEC has also informed the Company that the investigation relating to the restatement of historical SmartForce financial statements cannot be concluded until the investigation relating to the option granting practices of SmartForce has been completed. With respect to this investigation, it is useful to understand the accounting treatment applicable to the SmartForce-SkillSoft merger. Because SkillSoft Corporation was the accounting acquirer of SmartForce, the pre-merger financial statements of SmartForce are not included in the historical financial statements of SkillSoft. SkillSoft’s financial statements include only the results of SmartForce from the date of the merger. Under applicable accounting rules, SkillSoft valued all of the outstanding SmartForce stock options assumed in the merger at fair value upon consummation of the merger. As a result, these stock options were accounted for properly in the merger, and any accounting issues that might have resulted from such option grants had SmartForce remained independent would have no effect on SkillSoft’s financial statements from an accounting point of view.

The Company continues to cooperate with the SEC in these matters. At the present time the Company is unable to predict the outcome of these matters or their potential impact on its operating results or financial position.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lawsuits

On November 18, 2004, Jody Glidden, Michael LeBlanc and Trish Glidden filed a lawsuit against the Company, David C. Drummond, Gregory M. Priest, Patrick E. Murphy and Jack Hayes in the United States District Court for the Northern District of California. The plaintiffs subsequently dismissed Patrick E. Murphy and Jack Hayes from the lawsuit. The court subsequently dismissed Trish Glidden’s claims. The plaintiffs had previously opted out of the class action settlement that received final approval from the court on September 29, 2004. The lawsuit sets forth substantially the same claims as were alleged in the class action litigation. In particular, the lawsuit alleges that the Company misrepresented or omitted to state material facts in its SEC filings and press releases regarding the Company’s revenue and earnings and failed to correct such false and misleading SEC filings and press releases, which are alleged to have artificially inflated the price of the Company’s ADSs in connection with its acquisition of IC Global in early 2001. The lawsuit sought compensatory damages in excess of $3.7 million and other unspecified damages, including punitive damages. The parties settled the lawsuit on April 7, 2006. Pursuant to the settlement, the Company paid approximately $1.8 million to the plaintiffs, which has been recorded as legal settlement in our statement of operations for the year ended January 31, 2006.

Six class action lawsuits have been filed against the Company and certain of its current and former officers and directors captioned: (1) Gianni Angeloni v. SmartForce PLC d/b/a SkillSoft, William McCabe and Greg Priest; (2) Ari R. Schloss v. SkillSoft PLC f/k/a SmartForce PLC, Gregory M. Priest, Patrick E. Murphy, David C. Drummond and William G. McCabe; (3) Joseph J. Bish v. SmartForce PLC d/b/a SkillSoft, Gregory M. Priest, William G. McCabe, David C. Drummond, John M. Grillos, John P. Hayes and Patrick E. Murphy; (4) Stacey Cohen v. SmartForce PLC d/b/a SkillSoft, William G. McCabe and Greg Priest; (5) Daniel Schmelz v. SmartForce PLC d/b/a SkillSoft, William G. McCabe and Greg Priest; and (6) John O’Donoghue v. SmartForce PLC d/b/a SkillSoft, William G. McCabe and Greg Priest. Each lawsuit was filed in the United States District Court for the District of New Hampshire. In March 2004, the Company reached a settlement of this litigation for total settlement payments of $30.5 million, with one-half paid in August 2004 and the remainder paid in April 2007. In July 2005, the Company received $19.5 million, which resulted from the final settlement with the insurance carriers regarding the 2002 securities class action lawsuit settlement of $30.5 million in March 2004 and the related litigation and ongoing SEC investigation. The Company recorded the aggregate settlement with the plaintiffs as a charge in its fiscal 2004 fourth quarter; and the settlement with its insurers has been recorded in the fiscal 2006 second quarter.

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

The Company’s $25 million line of credit with a bank expired on January 18, 2007. Under the terms of the line of credit, the bank held a first security interest in all domestic business assets. The facility was subject to a commitment fee of $50,000 to secure the line of credit and unused commitment fees of 0.125% based upon the daily average of un-advanced amounts under the line of credit. In addition, the line of credit contained certain financial and non-financial covenants. The Company was in compliance with all covenants. As of January 31, 2007, the line of credit had expired; however, the Company had an outstanding letter of credit of $15.5 million which was secured with a money market account with the bank. Letters of credit are subject to commission fees of 0.75% and administrative costs. The Company paid approximately $93,000 in letters of credit fees in the fiscal year ended January 31, 2007.

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

(9)  Stockholders’ Equity

(a)	Stock Option Plans

The following plans, except the 2001 Outside Director Option Plan and the 2002 Stock Incentive Plan, no longer have shares available for grant. The plans remain active as they have previously granted options to purchase shares outstanding that may be exercised.

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

In connection with the acquisition of Books on December 28, 2001, the Company assumed the Books 1994 Stock Option Plan (the Books Plan), consisting of options to purchase 808,799 shares, insofar as it related to outstanding options. Under the Books Plan, options to acquire ordinary shares could have been granted to all officers, other key employees, consultants and advisors. The Books Plan is administered by the Board of Directors. Options under the Plan generally expire not later than 90 days following termination of employment or service or 12 months following the optionees’ death. There are certain exceptions for exercises following retirement or death.

In connection with the Merger on September 6, 2002, the Company assumed the SmartForce plans, consisting of options to purchase 15,941,705 ordinary shares under various plans. The following is a brief description of such plans:

•	Under the 1990 Share Option Scheme (the 1990 Plan), options to acquire ordinary shares in the Company could have been granted to any director or employee of the Company. The 1990 Plan has expired by its terms.

•	Under the 1994 Share Option Plan (the 1994 Plan), all employees and directors of the Company and any independent contractor who performed services for the Company were eligible to receive grants of non-statutory options (NSOs). Employees were also eligible to receive grants of incentive share options intended to qualify under Section 422 of the Internal Revenue Code. The 1994 Plan has expired by terms.

•	Under the 2001 Outside Director Plan (the Outside Director Plan), all outside directors of the Company are eligible to receive option grants upon appointment to the Board of Directors and each subsequent year thereafter.

•	Under the 1996 Supplemental Stock Plan (the 1996 Plan), all employees, with the exception of directors and executive officers, were eligible to receive grants of NSOs. The 1996 Supplemental Stock Plan has expired by terms on October 15, 2006.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Under the ForeFront92 Plan, (the FF92 Plan) NSOs and ISO’s were granted to any employee or director of ForeFront. The FF92 Plan has expired by terms.

•	Under the 1996 ForeFront Group Inc. Non-Qualified Stock Option Plan, (the FF96 Plan) NSOs were granted to employees and directors of ForeFront. The FF96 Plan has expired by terms.

•	Under the Forefront Directors’ 1996 Plan, (the FF96 Directors’ Plan) non-employee directors were eligible to receive grants of options to acquire common stock upon election to the Board of Directors and each subsequent year thereafter. The FF96 Directors’ Plan has expired by terms.

•	Under the Knowledge Well Limited 1998 Share Option Plan, (the KWL Plan) and the Knowledge Well Group Limited 1998 Share Option Plan, (the KWGL Plan), employees and directors and any independent contractor who performs services for Knowledge Well Limited (KWL) and Knowledge Well Group Limited (KWGL) were eligible to receive grants of NSOs. Employees of KWL and KWGL were also eligible to receive grants of ISOs which were intended to qualify under Section 422 of the Internal Revenue Code.

•	Under the 2002 Stock Incentive Plan, (the 2002 Plan) all employees, inside directors and consultants are eligible to receive incentive share options or non-statutory share options. Share purchase rights may also be granted under the plan.

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

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the share options authorized, outstanding and available to be granted under all of the Company’s share option plans as of January 31, 2007:

Plan Name	Authorized	Outstanding	Available for Grant

1990 Share Option Scheme (the 1990 Plan)	4,700,000	144,798	—
1994 Share Option Plan (the 1994 Plan)	11,747,036	2,884,943	—
1996 Supplemental Stock Plan (the 1996 Plan)(1) (2)	8,701,554	4,202,314	—
2001 Outside Director Option Plan (the Outside Director Plan)	750,000	345,000	398,750
1996 ForeFront Group Inc. Non-Qualified Stock Option Plan (the FF96 Plan) (1)	456,101	—	—
Knowledge Well Limited 1998 Share Option Plan (the KWL Plan) (1)	420,531	—	—
Knowledge Well Group Limited 1998 Share Option Plan (the KWGL Plan) (1)	30,338	88	—
Books24x7.com, Inc. 1994 Stock Option Plan (the Books Plan)	867,436	43,425	—
1998 Stock Incentive Plan (the 1998 Plan)	7,402,071	907,318	—
2001 Stock Incentive Plan (the 2001 Plan)	11,354,512	6,555,433	—
2002 Stock Incentive Plan (the 2002 Plan)(1)	8,850,000	5,104,948	2,264,513

	55,279,579	20,188,267	2,663,263

(1)	On March 23, 2006, the Company’s shareholders approved a resolution to transfer an aggregate of 5,100,000 shares from certain non-shareholder approved plans to the 2002 Plan. This includes 342,823 shares from the FF96 Plan, 624,462 shares from the KWGL Plan, 234,269 shares from the KWL Plan and 3,898,446 shares from the 1996 Plan.

(2)	On September 28, 2006, the Company’s shareholders approved a resolution to transfer 1,400,000 shares from the 1996 Plan to the 2002 Plan.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All stock option activity under the Plans for the fiscal years ended January 31, 2005, 2006 and 2007 is as follows:

				Weighted
				Average
			Weighted	Remaining	Aggregate
			Average	Contractual	Intrinsic
	Shares	Exercise Price	Exercise Price	Term (Years)	Value
					(In thousands)

Outstanding, January 31, 2004	23,036,822	$0.11 - 44.25	$7.88

Granted	1,713,800	2.82 - 12.99	10.78
Exercised	(3,816,626)	0.11 - 11.60	4.70
Canceled	(1,957,494)	0.25 - 43.12	12.86

Outstanding, January 31, 2005	18,976,502	$0.11 - 44.25	$8.27

Granted	271,550	3.04 - 5.65	4.06
Exercised	(370,925)	0.11 - 4.12	2.29
Canceled	(2,639,037)	0.25 - 42.38	12.02

Outstanding, January 31, 2006	16,238,090	$0.11 - 44.25	$7.73	5.99

Granted	5,880,000	5.00 - 6.41	6.33
Exercised	(1,288,128)	0.11 - 6.18	3.46
Canceled	(641,785)	2.82 - 44.25	11.48

Outstanding, January 31, 2007	20,188,177	$0.11 - 42.88	$7.48	5.47	$26,669

Exercisable, January 31, 2007	14,315,877	$0.11 - $42.88	$7.94	4.92	$23,056

Vested and Expected to Vest, January 31, 2007(1)	18,995,664		$7.55	5.39	$25,952

Exercisable, January 31, 2006	15,189,336	$0.11 - $44.25	$7.97

Exercisable, January 31, 2005	12,083,373	$0.11 - $44.25	$9.61

(1)	This represents the number of vested options as of January 31, 2007 plus the number of unvested options as of January 31, 2007 that are expected to vest as adjusted to reflect an estimated forfeiture rate of 11.6%. The Company recognizes expense incurred under SFAS 123(R) on a straight line basis. Due to the Company’s vesting schedule, expense is incurred on options that have not yet vested but which are expected to vest in a future period. The options for which expense has been incurred but have not yet vested are included above as options expected to vest.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the shares on January 31, 2007 of $6.95 and the exercise price of each in-the-money option outstanding) that would have been realized by the option holders had all option holders exercised their options on January 31, 2007.

The weighted average grant date fair value of options granted during the fiscal ended January 31, 2007 was $3.16 per share. The total intrinsic value of options exercised during the fiscal year ended January 31, 2007 and 2006 was approximately $3.4 million and $722,000, respectively.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes certain information relating to the outstanding and exercisable options as of January 31, 2007:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price

$ 0.11 - $ 3.30	986,491	5.19	$2.69	986,491	$2.69
$ 3.34 - $ 3.66	940,137	5.87	3.64	940,137	3.64
$ 3.72 - $ 4.06	4,232,113	5.60	4.05	4,232,113	4.05
$ 4.07 - $ 6.12	2,700,489	5.52	5.65	1,720,489	5.47
$ 6.18 - $ 6.84	6,492,094	6.32	6.40	1,622,094	6.36
$ 6.91 - $11.01	1,396,963	4.00	9.39	1,374,463	9.39
$11.14 - $16.44	2,201,454	4.63	13.73	2,201,454	13.73
$17.00 - $44.25	1,238,436	3.54	22.23	1,238,436	22.23

$ 0.11 - $44.25	20,188,177	5.47	$7.48	14,315,677	$7.94

In connection with the purchase of Books on December 28, 2001, the Company assumed the Books 1994 Stock Option Plan, consisting of options to purchase 808,799 shares, insofar as it related to outstanding options. These options were valued at $6,376,000 using the Black-Scholes option pricing model, and were included in the determination of consideration paid. In addition, the Company recorded deferred compensation of $1,752,000, which represents the intrinsic value of unvested options assumed in the transaction. The deferred compensation is being amortized to expense over the vesting period of the stock options. The Company recorded compensation expense of approximately $236,000, $25,000 and $0 in the years ended January 31, 2005, 2006 and 2007, respectively, related to these options.

In connection with the Merger on September 6, 2002, the Company assumed all the SmartForce stock option plans consisting of options to purchase 15,941,705 shares. These options were valued at approximately $38,900,000 using the Black-Scholes option pricing model, and were included in the determination of consideration paid. In addition, the Company recorded deferred compensation of $3,416,000, which represents the intrinsic value of unvested options assumed in the transaction. The deferred compensation is being amortized to expense over the vesting period of the stock options. The Company recorded compensation expense of approximately $880,000, $832,000 and $342,000 in the years ended January 31, 2005, 2006 and 2007, respectively, related to these options.

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

In the fourth quarter of fiscal 2006, the Company accelerated all previously outstanding unvested share options previously awarded to employees (excluding unvested share options held by executive officers and directors). The acceleration of vesting was effected in order to avoid a negative impact to the Company’s income statement upon adoption of SFAS 123R in fiscal 2007.

(b)	Employee Share Purchase Plan

The Company maintains an Employee Share Purchase Plan (the “Purchase Plan”) pursuant to which participants are generally granted options to purchase ordinary shares on the last business day of each six-month offering period ending each September 30 and March 31 at 85% of the market price of the ADSs on the first or last

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

trading day of each offering period, whichever is less. The purchase price for such shares is paid through payroll deductions, and the current maximum allowable payroll deduction is 20% of each eligible employee’s eligible compensation. As of January 31, 2007, there were 1,111,505 shares available for future issuance under the Purchase Plan.

(10)  Employee Benefit Plan

The Company has a 401(k) plan covering all US-based employees of the Company who have met certain eligibility requirements. Under the terms of the 401(k) plan, the employees may elect to make tax-deferred contributions to the 401(k) plan. In addition, the Company may match employee contributions, as determined by the Board of Directors of SkillSoft Corporation, and may make a discretionary contribution to the 401(k) plan. Under this plan, contributions of approximately $0, $70,000 and $860,000 were made for the fiscal years ended January 31, 2005, 2006 and 2007, respectively.

(11)  Disclosures About Segments of an Enterprise

The Company follows the provisions of SFAS No. 131.  SFAS No. 131 established standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also established standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company’s chief operating decision makers, as defined under SFAS No. 131, are the Chief Executive Officer, Chief Financial Officer and the Chief Operating Officer. The Company views its operations and manages its business as principally two operating segments: MML and retail certification. On April 29, 2005, the Company sold certain assets and transferred certain liabilities related to its Retail Certification business and incurred a $608,000 loss on disposition in fiscal 2006. The sale resulted in a reduction in Retail Certification revenue of $5.8 million in fiscal 2006 when compared to fiscal 2005 and $9.3 million in fiscal 2007 when compared to fiscal 2006. The Company expects that trend to continue with a reduction in Retail Certification revenue of approximately $4.8 million in fiscal 2008 when compared to fiscal 2007.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth the Company’s statements of operations for the fiscal years ended January 31, 2005, 2006 and 2007 by segment with additional disclosures as required by SFAS No. 131:

	Year Ended January 31, 2005
	Multi-Modal	Retail Certification	Combined
		(In thousands)

Revenue	$192,135	$20,165	$212,300
Cost of revenues	21,269	455	21,724
Cost of revenues — amortization of intangible assets	6,864	—	6,864

Gross profit	164,002	19,710	183,712

Operating expenses:
Research and development	45,572	269	45,841
Selling and marketing	81,026	13,339	94,365
General and administrative	23,332	1,876	25,208
Amortization of intangible assets	2,711	—	2,711
Impairment charge	—	19,268	19,268
Restructuring	13,361	—	13,361
Restatement:
SEC investigation	2,182	—	2,182
Other professional fees	320	—	320

Total operating expenses	168,504	34,752	203,256

Loss from operations	$(4,502)	$(15,042)	$(19,544)

Supplemental segment disclosures
Provision for income taxes	626	5	631

Depreciation, amortization and stock based compensation expense	$15,447	$98	$15,545

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth the Company’s supplemental balance sheet information by segment:

	As of January 31, 2005
	Multi-Modal	Retail Certification	Combined

Current assets, net	$154,241	$11,600	$165,841
Property and equipment, net	9,011	126	9,137
Goodwill	103,576	—	103,576
Other assets	24,943	—	24,943

Total consolidated assets	$291,771	$11,726	$303,497

Current liabilities	$195,582	$16,782	$212,364
Long-term liabilities	6,174	40	6,214

Total liabilities	201,756	16,822	218,578
Stockholders’ equity	90,015	(5,096)	84,919

Total consolidated liabilities and stockholder’s equity	$291,771	$11,726	$303,497

Supplemental segment disclosures
Capital Expenditures	$7,476	$118	$7,594

	Year Ended January 31, 2006
	Multi-Modal	Retail Certification	Combined
		(In thousands)

Revenue	$201,236	$14,331	$215,567
Cost of revenues	25,103	204	25,307
Cost of revenues	6,939	—	6,939

Gross profit	169,194	14,127	183,321

Operating expenses:
Research and development	39,172	—	39,172
Selling and marketing	85,662	2,776	88,438
General and administrative	25,377	399	25,776
Legal settlements/(insurance recoveries)	(17,710)	—	(17,710)
Amortization of intangible assets	2,174	—	2,174
Restructuring	123	518	641
Restatement:
SEC investigation	1,988	—	1,988
Other professional fees	—	—	—

Total operating expenses	136,786	3,693	140,479

Operating income	$32,408	$10,434	$42,842

Supplemental segment disclosures
Provision for income taxes	9,130	—	9,130

Depreciation, amortization and stock based compensation expense	$15,212	$17	$15,229

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth the Company’s supplemental balance sheet information by segment:

	As of January 31, 2006
	Multi-Modal	Retail Certification	Combined

Current assets, net	$186,295	$—	$186,295
Property and equipment, net	10,231	—	10,231
Goodwill	93,929	—	93,929
Other assets	9,447	—	9,477

Total consolidated assets	$299,902	$—	$299,902

Current liabilities	$189,091	$5,222	$194,313
Long-term liabilities	3,317	—	3,317

Total liabilities	192,408	5,222	197,630
Stockholders’ equity	107,494	(5,222)	102,272

Total consolidated liabilities and stockholders’ equity	$299,902	$—	$299,902

Supplemental segment disclosures
Capital expenditures	$6,423	$—	$6,423

	Year Ended January 31, 2007
	Multi-Modal	Retail Certification	Combined
		(In thousands)

Revenue	$220,150	$5,022	$225,172
Cost of revenues	26,601		26,601
Cost of revenues	4,422	—	4,422

Gross profit	189,127	5,022	194,149

Operating expenses:
Research and development	40,776	—	40,776
Selling and marketing	90,875	19	90,894
General and administrative	27,743	(8)	27,735
Amortization of intangible assets	1,652	—	1,652
Restructuring	74	(48)	26
Restatement:
SEC investigation	898	—	898
Other professional fees	—	—	—

Total operating expenses	162,018	(37)	161,981

Operating income	$27,109	$5,059	$32,168

Supplemental segment disclosures
Provision for income taxes	11,951	—	11,951

Depreciation, amortization and share-based compensation expense	$17,233	$—	$17,233

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth the Company’s supplemental balance sheet information by segment:

	As of January 31, 2007
	Multi-Modal	Retail Certification	Combined

Current assets, net	$240,226	$544	$240,770
Property and equipment, net	9,672	—	9,672
Goodwill	83,171	—	83,171
Other assets	9,357	—	9,357

Total consolidated assets	$342,426	$544	$342,970

Current liabilities	$202,151	$485	$202,636
Long-term liabilities	2,405	—	2,405

Total liabilities	204,556	485	205,041
Stockholders’ equity	137,870	59	137,929

Total consolidated liabilities and stockholders’ equity	$342,426	$544	$342,970

Supplemental segment disclosures
Capital expenditures	$5,519	$—	$5,519

Geographical Reporting

The Company attributes revenue to different geographical areas on the basis of the location of the customer. Revenue by geographic area are as follows (in thousands):

	Year Ended January 31,
	2005	2006	2007

Revenue:
United States	$165,871	$168,525	$175,483
United Kingdom	20,219	22,838	26,030
Canada	8,274	9,147	9,595
Europe, excluding UK	7,244	4,793	2,001
Australia/New Zealand	6,885	7,691	8,963
Other (Countries less than 5% individually, by region)	3,807	2,573	3,100

All Foreign Locations	46,429	47,042	49,689

Total revenue	$212,300	$215,567	$225,172

Long-lived tangible assets at international facilities are not significant.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets in the accompanying consolidated balance sheets consist of the following (in thousands):

	Year Ended
	January 31,
	2006	2007

Other receivables	$485	$415
Prepaid commissions and recoverable sales draw	15,427	14,011
Prepaid insurances	1,559	1,822
Prepaid facilities	408	458
Reclaimable taxes	1,395	430
Prepaid royalties	157	1,199
Other	2,575	3,880

Total prepaid expenses and other current assets	$22,006	$22,215

(13)  Accrued Expenses — Current

Accrued expenses in the accompanying consolidated balance sheets consist of the following (in thousands):

	Year Ended
	January 31,
	2006	2007

Course development fees	$1,170	$1,860
Professional fees	2,989	2,639
Accrued payables	1,254	415
Accrued miscellaneous taxes	395	385
Accrued merger related costs*	2,977	1,892
Sales tax payable/VAT payable	4,193	4,405
Accrued royalties	3,129	3,693
Accrued litigation settlements	17,040	15,250
Accrued restructuring	810	659
Other accrued liabilities	3,854	4,229

Total accrued expenses	$37,811	$35,427

*	Includes $1,584 and $1,381 of accrued income taxes in January 31, 2006 and 2007, respectively.

(14)  Valuation & Qualifying Accounts

Allowance for Doubtful Accounts (amounts in thousands)

	Balance at	Net provision		Balance
	Beginning	added/(credited		at End
	of Period	without utiliazation)	Write-offs	of Period

Year ended January 31, 2005	$1,071	$335	$(23)	$1,383
Year ended January 31, 2006	$1,383	$254	$(850)	$787
Year ended January 31, 2007	$787	$(452)	$(129)	$206

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(15)  Share Repurchase Program

In fiscal 2005, the Company’s shareholders approved the repurchase by the Company of up to an aggregate of 7,000,000 ADSs. The Company repurchased 6,533,884 and 0 shares during fiscal 2006 and fiscal 2007, respectively. The program expired on March 24, 2006. On March 23, 2006, the Company’s shareholders approved the renewal and extension of the program and the repurchase by the Company of up to an aggregate of 3,500,000 ADSs. Currently, none of the shares under the renewed program have been repurchased. As a result, 3,500,000 are available for repurchase under the shareholder approved program. Under the plan, there are limitations on our ability to purchase shares up to this level, which include, but are not limited to, the availability of distributable profits under Irish regulations and available cash. In addition, as a result of the definitive agreement we signed on October 25, 2006 to acquire Thomson NETg, we are currently restricted from repurchasing our shares. We also expect to incur additional restrictions in the future as a result of the financing arrangements we would execute as part of the Thomson NETg acquisition. The current share repurchase program authorization expires on September 22, 2007.

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

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(17)  Quarterly Statement of Operation Information

Quarterly Operating Results for Fiscal Years Ended January 31, 2007 and 2006 (unaudited)

The following table sets forth, for the periods indicated, certain financial data of SkillSoft PLC

	Q1 2007	Q2 2007	Q3 2007	Q4 2007
	(In thousands, except per share data)

Revenue	$54,653	$55,734	$57,135	$57,650
Cost of revenues	6,451	6,665	6,846	6,639
Cost of revenues — amortization of intangible assets	1,732	1,731	740	219

Gross profit	46,470	47,338	49,549	50,792
Operating expenses:
Research and development	9,965	9,901	10,047	10,863
Selling and marketing	23,257	23,136	21,983	22,518
General and administrative	7,280	6,824	6,844	6,787
Amortization of intangible assets	416	412	412	412
Restructuring	—	22	25	(21)
Restatement — SEC investigation	252	69	114	463

Total operating expenses	41,170	40,364	39,425	41,022

Operating income	5,300	6,974	10,124	9,770
Other income/(expense), net	10	(41)	(35)	(30)
Interest income	805	1,069	1,137	1,299
Interest expense	(66)	(70)	(69)	(73)

Income before provision for income taxes	6,049	7,932	11,157	10,966
Provision for income taxes	1,996	3,107	4,073	2,775

Net income	$4,053	$4,825	$7,084	$8,191

Basic and dilutive income per share	$0.04	$0.05	$0.07	$0.08

Basic weighted average shares outstanding	101,037	101,525	101,764	102,444

Diluted weighted average shares outstanding	102,889	104,050	104,725	105,272

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Q1 2006	Q2 2006	Q3 2006	Q4 2006
	(In thousands, except per share data)

Revenue	$53,327	$53,604	$53,901	$54,735
Cost of revenues	5,834	6,318	6,509	6,646
Cost of revenues — amortization of intangible assets	1,700	1,761	1,739	1,739

Gross profit	45,793	45,525	45,653	46,350
Operating expenses:
Research and development	9,917	10,237	9,169	9,849
Selling and marketing	24,211	20,883	20,546	22,798
General and administrative	6,284	6,743	5,504	7,245
Legal settlements/(Insurance recoveries)	—	(19,500)	—	1,790
Amortization of intangible assets	546	546	546	536
Restructuring	703	(116)	226	(172)
Restatement:
SEC investigation	250	834	507	397
Other professional fees	—	—	—	—

Total operating expenses	41,911	19,627	36,498	42,443

Operating income	3,882	25,898	9,155	3,907
Other (expense)/income, net	(110)	495	341	15
(Loss)/gain on sale of assets, net	(681)	—	73	22
Interest income	356	348	511	564
Interest expense	(61)	(38)	(243)	(89)

Income before provision for income taxes	3,386	26,703	9,837	4,419
Provision for income taxes	919	3,759	4,154	298

Net income	$2,467	$22,944	$5,683	$4,121

Basic and dilutive income per share	$0.02	$0.22	$0.06	$0.04

Basic weighted average shares outstanding	105,662	103,796	100,664	100,707

Diluted weighted average shares outstanding	105,877	104,223	101,541	102,439

(18)  Subsequent events

On February 9, 2007, the Company acquired Targeted Learning Corporation (TLC). Under the terms of the acquisition, SkillSoft paid approximately $4.5 million in cash to acquire TLC. TLC’s business offers many of the same financial and operating characteristics as SkillSoft’s business model, including an annual recurring subscription-based licensing model for access to its video-based resource library to be sold through SkillSoft’s direct sales force complemented by resellers and telesales.

EXHIBIT INDEX

Exhibit
No.		Title

2.1		Agreement and Plan of Merger, dated as of June 10, 2002, by and among SmartForce Public Limited Company, SkillSoft Corporation and Slate Acquisition Corp. (Incorporated by reference to exhibit 2.1 to SkillSoft PLC’s Current Report on Form 8-K dated June 14, 2002 (File No. 000-25674)).
2.2		Stock and Asset Purchase Agreement among T.N.H. France SARL, T.N.H. Holdings GmbH, The Thomson Corporation (Australia) Pty Ltd, Thomson Information and Solutions Limited, Thomson Global Resources, Thomson Learning Inc., Thomson Learning Inc., SkillSoft PLC and SkillSoft Corporation, dated October 25, 2006 (Incorporated by reference to Exhibit 2.1 to SkillSoft PLC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 26, 2006 (File No. 000-25674)).
3.1		Memorandum of Association of SkillSoft PLC as amended on March 24, 1992, March 31, 1995, April 28, 1998, January 26, 2000, July 10, 2001, September 6, 2002 and November 19, 2002 (Incorporated by reference to exhibit 3.1 to SkillSoft PLC’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2002 as filed with the Securities and Exchange Commission on January 21, 2003 (File No. 000-25674)).
3.2		Articles of Association of SkillSoft PLC as amended on July 6, 1995, and April 28, 1998, January 26, 2000, July 10, 2001, September 6, 2002 and November 19, 2002 (Incorporated by reference to exhibit 3.2 to SkillSoft PLC’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2002 as filed with the Securities and Exchange Commission on January 21, 2003 (File No. 000-25674)).
4.1		Specimen certificate representing the ordinary shares of SkillSoft PLC (Incorporated by reference to exhibit 4.1 to SkillSoft PLC’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 as filed with the Securities and Exchange Commission on April 29, 2003 (File No. 000-25674)).
4.2		Amended and Restated Deposit Agreement (including the form of American Depositary Receipt), dated as of April 13, 1995 as amended and restated as of September 4, 2002, among SkillSoft PLC, The Bank of New York, as Depositary, and each Owner and Beneficial Owner from time to time of American Depositary Receipts issued thereunder (Incorporated by reference to Exhibit 4.1 to SkillSoft PLC’s Current Report on Form 8-K dated September 4, 2002 (File No. 000-256740)).
4.3		Amended and Restated Restricted Deposit Agreement (including the form of American Depositary Receipt), dated as of November 30, 1995 and amended and restated as of September 4, 2002, among SkillSoft PLC, The Bank of New York, as Depositary, and each Owner and Beneficial Owner from time to time of American Depositary Receipts issued thereunder (Incorporated by reference to exhibit 4.2 to SkillSoft PLC’s Current Report on Form 8-K dated September 4, 2002 (File No. 000-25674)).
4.4		Restricted Deposit Agreement (B) dated as of June 8, 1998 and amended and restated as of September 4, 2002 among SkillSoft PLC, The Bank of New York, and the owners and beneficial owners of Restricted American Depositary Receipts (Incorporated by reference to Exhibit 4.3 to SkillSoft PLC’s Current Report on Form 8-K dated September 4, 2002 (File No. 000-25674)).
10	.1**	1990 Share Option Scheme (Incorporated by reference to exhibit 10.1 to SkillSoft PLC’s Registration Statement on Form F-1 declared effective with the Securities and Exchange Commission on April 13, 1995 (File No. 333-89904)).
10	.2**	1994 Share Option Plan (Incorporated be reference to exhibit 10.2 to SkillSoft PLC’s Registration Statement on Form F-1 declared effective with the Securities and Exchange Commission on April 13, 1995 (File No. 333-89904)).
10	.3**	Form of Indemnification Agreement between CBT Systems USA, Ltd. (formerly, Thornton Holdings, Ltd.) and its directors and officers dated as of April 1995 (Incorporated by reference to exhibit 10.5 to SkillSoft PLC’s Registration Statement on Form F-1 declared effective with the Securities and Exchange Commission on April 13, 1995 (File No. 333-89904)).
10	.4**	Form of Indemnification Agreement between SmartForce (USA) and its directors and officers dated as of September 6, 2002 (Incorporated by reference to exhibit 10.5 to SkillSoft PLC’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 as filed with the Securities and Exchange Commission on April 29, 2003 (File No. 000-25674)).
10	.5**	1996 Supplemental Stock Plan (Incorporated by reference to exhibit 10.3 to SkillSoft PLC’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2006 as filed with the Securities and Exchange Commission on December 8, 2006 (File No. 000-25674)).

Exhibit
No.		Title

10	.6**	2002 Share Option Plan, as amended (Incorporated by reference to exhibit 10.2 to SkillSoft PLC’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2006 as filed with the Securities and Exchange Commission on December 8, 2006 (File No. 000-25674)).
10	.7**	2001 Outside Director Option Plan, as amended (Incorporated by reference to exhibit 10.4 to SkillSoft PLC’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2006 as filed with the Securities and Exchange Commission on December 8, 2006 (File No. 000-25674)).
10	.8 **	Employment Agreement dated June 10, 2002 between SkillSoft PLC and Charles E. Moran (Incorporated by reference to exhibit 10.31 to SkillSoft PLC’s Amendment No. 1 to Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on July 30, 2002 (File No. 333-90872)).
10	.9**	Employment Agreement dated as of June 10, 2002 between SkillSoft PLC and Jerald A. Nine, Jr. (Incorporated by reference to exhibit 10.33 to SkillSoft PLC’s Amendment No. 1 to Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on July 30, 2002 (File No. 333-90872)).
10.10		Registration Rights Agreement dated as of June 10, 2002 between SkillSoft PLC and Warburg Pincus Ventures, L.P. (Incorporated by reference to exhibit 10.27 to SkillSoft PLC’s Amendment No. 1 to Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on July 30, 2002 (File No. 333-90872)).
10	.11**	Employment Agreement dated January 12, 1998 between SkillSoft Corporation and Mark A. Townsend (Incorporated by reference to exhibit 10.15 to SkillSoft PLC’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 as filed with the Securities and Exchange Commission on April 29, 2003 (File No. 000-25674)).
10	.12**	Employment Agreement dated January 12, 1998 between SkillSoft Corporation and Thomas J. McDonald (Incorporated by reference to exhibit 10.16 to SkillSoft PLC’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 as filed with the Securities and Exchange Commission on April 29, 2003 (File No. 000-25674)).
10	.13**	Employment Agreement dated effective September 6, 2002 between SkillSoft PLC and Colm Darcy (Incorporated by reference to exhibit 10.17 to SkillSoft PLC’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 as filed with the Securities and Exchange Commission on April 29, 2003 (File No. 000-25674)).
10.14		Lease dated May 25, 2001, as amended between 1987 Tamposi Limited Partnership and SkillSoft Corporation (Incorporated by reference to exhibit 10.15 to SkillSoft PLC’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006 as filed with the Securities and Exchange Commission on April 13, 2006 (File No. 000-25674)).
10	.15**	Indemnification Agreement, dated November 13, 2003, by and between SkillSoft Corporation and P. Howard Edelstein (Incorporated by reference from exhibit 10.2 to SkillSoft PLC’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2003 as filed with the Securities and Exchange Commission on December 15, 2003 (File No. 000-25674)).
10	.16**	Indemnification Agreement, dated March 4, 2004, by and between SkillSoft Corporation and William Meagher. (Incorporated by reference from exhibit 10.27 to SkillSoft PLC’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004 as filed with the Securities and Exchange Commission on April 15, 2004 (File No. 000-25674)).
10	.17**	Amended and Restated Summary of Director Compensation (Incorporated by reference from exhibit 99.1 to SkillSoft PLC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 28, 2006 (File No. 000-25674)).
10.18		Lease agreement, dated June 9, 2004, as amended, by and between Hewlett-Packard Company and SkillSoft Corporation (Incorporated by reference to exhibit 10.19 to SkillSoft PLC’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006 as filed with the Securities and Exchange Commission on April 13, 2006 (File No. 000-25674)).
10	.19†	Pledge Agreement, dated January 31, 2007, between Silicon Valley Bank and SkillSoft Corporation.
10	.20**	Form of Director Option Agreement for initial grants under the 2001 Director Option Plan (Incorporated by reference to exhibit 99.2 to SkillSoft PLC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 4, 2006 (File No. 000-25674)).

Exhibit
No.		Title

10	.21**	Form of Director Option Agreement for subsequent grants under the 2001 Director Option Plan (Incorporated by reference to exhibit 99.3 to SkillSoft PLC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 4, 2006 (File No. 000-25674)).
10	.22**	Form of Option Agreement under 2002 Share Option Plan (Incorporated by reference to exhibit 10.5 to SkillSoft PLC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004 as filed with the Securities and Exchange Commission on September 9, 2004 (File No. 000-25674)).
10	.23**	Summary of Fiscal 2007 Executive Incentive Compensation Program. (Incorporated by reference to exhibit 99.1 to SkillSoft PLC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 28, 2006 (File No. 000-25674)).
10.24		Release and Settlement Agreement (Incorporated by reference to exhibit 10.1 to SkillSoft PLC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005 as filed with the Securities and Exchange Commission on September 9, 2005 (File No. 000-25674)).
21	.1†	List of Significant Subsidiaries.
23	.1†	Consent of Ernst & Young LLP
31	.1†	Certification of SkillSoft PLC’s Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
31	.2†	Certification of SkillSoft PLC’s Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32	.1†	Certification of SkillSoft PLC’s Chief Executive Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) under the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2†	Certification of SkillSoft PLC’s Chief Financial Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) under the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

**	Denotes management or compensatory plan or arrangement required to be filed by registrant pursuant to Item 15(c) of this report on Form 10-K.