Form 10-K/A
period 2007-01-31
SKILLSOFT PUBLIC LIMITED CO
filed 2007-05-31
CIK 940181

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
     On April 30, 2007, the registrant had outstanding 110,442,712 ordinary shares (issued or issuable in exchange for the registrant’s outstanding American Depository Shares (“ADSs”)).
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
     This Annual Report on Form 10-K/A is being filed as Amendment No. 1 to the Annual Report on Form 10-K of SkillSoft Public Limited Company (the “Registrant” or the “Company”) filed with the Securities and Exchange Commission (the “SEC”) on April 13, 2007, for the purpose of amending the following items: Items 7A, 10, 11, 12, 13, 14 and 15.

SKILLSOFT PUBLIC LIMITED COMPANY
FORM 10-K/A

PART II
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
Foreign Currency Risk
     Due to our multinational operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenue or pay expenses and the U.S. dollar. Our expenses are not necessarily incurred in the currency in which revenue is generated, and, as a result, we are required from time to time to convert currencies to meet our obligations. These currency conversions are subject to exchange rate fluctuations, in particular changes to the value of the euro, Canadian dollar, Australian dollar, New Zealand dollar, Singapore dollar, and pound sterling relative to the U.S. dollar, which could adversely affect our business and the results of operations. During fiscal 2005, 2006 and 2007, we incurred foreign currency exchange (losses)/gains of $(803,000), $410,000 and $(419,000), respectively.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The following is a list of our directors and certain information about their background.
     Charles E. Moran, age 52, was appointed Chairman of the Board of Directors in November 2006 and has held the position of President and Chief Executive Officer since our merger with SkillSoft Corporation in September 2002. Mr. Moran is a founder of SkillSoft Corporation and served as its Chairman of the Board, President and Chief Executive Officer from January 1998 until September 2002. Mr. Moran has been a director since September 2002.
     P. Howard Edelstein, 52, has served as a director since our merger with SkillSoft Corporation in September 2002. Mr. Edelstein has been the Chief Executive Officer of NYFIX, Inc. a provider of innovative solutions that optimize trading efficiency, since September 2006. Prior to joining NYFIX, Inc., Mr. Edelstein served as an Entrepreneur in Residence with Warburg Pincus LLC from January 2006 to September 2006. Mr. Edelstein served as President and Chief Executive Officer of Radianz, an Internet Protocol (IP)-based networking company for the global financial services industry, from July 2003 to January 2006. Mr. Edelstein served as an Entrepreneur in Residence with Warburg Pincus LLC from January 2002 to July 2003. Mr. Edelstein previously served as President and Chief Executive Officer of Thomson Financial ESG (now known as Omgeo), a provider of electronic commerce, transaction processing and information services to the international securities/trading community, from 1993 to 2001. Mr. Edelstein is also a director of Alacra, a privately held financial information company, and NYFIX, Inc.
     Stewart K.P. Gross, age 47, has served as a director since our merger with SkillSoft Corporation in September 2002. Since April, 2005, Mr. Gross has served as Managing Director of Lightyear Capital, LLC, a private equity firm concentrating on investments in the financial services industry. Mr. Gross served as a director of SkillSoft Corporation from January 1998 to September 2002. Mr. Gross was a Managing Director of Warburg Pincus LLC, from July 1987 to December 2004. Mr. Gross is a director of BEA Systems, Inc., and Flagstone Reinsurance Holdings Limited. Mr. Gross is also a director of several privately held companies and not-for-profit companies.
     James S. Krzywicki, age 55, has served as a director since October 1998. Mr. Krzywicki has served as President and Chief Executive officer of Treeno Software (formerly Docutron Systems), a provider of web-based document management software solutions that work in small business environments and connect with enterprise objectives, since April 2004. Mr. Krzywicki was Vice

President, Channel Services for Parametric Technology Corporation, or PTC, a provider of software solutions for manufacturers for product development and improvement, from April 2003 to April 2004. Prior to joining PTC, Mr. Krzywicki served as President of North American Services of RoweCom, Inc. a provider of knowledge resource management and acquisition services, from October 1999 to February 2001, and as Chief Operating Officer from February 2001 to November 2001. In November 2001, RoweCom, Inc. was acquired by divine, inc., a premier integrated solution provider focused on the extended enterprise, and Mr. Krzywicki became Senior Vice President and General Manager, divine information services, and held this position until January 2003. Subsequently, RoweCom, Inc. filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States District Court for the District of Massachusetts in January 2003.
     William F. Meagher, Jr., age 68, has served as a director since March 2004. Mr. Meagher was the Managing Partner of the Boston Office of Arthur Andersen LLP (“Andersen”) from 1982 until 1995, and spent a total of 38 years with Andersen. Mr. Meagher was a member of the American Institute of Certified Public Accountants and the Massachusetts Society of Certified Public Accountants. Mr. Meagher is a trustee of Living Care Villages of Massachusetts, Inc. d/b/a North Hill and the Dana Farber Cancer Institute and the Greater Boston YMCA. Mr. Meagher also sits on the Board of Directors of Dover Saddlery, a direct marketer and a leading specialty retailer of equestrian products and Mac-Gray a leader in the commercial laundry industry.
     Ferdinand von Prondzynski, age 52, has served as a director since November 2001. Dr. von Prondzynski has been the President of Dublin City University, one of Ireland’s leading higher education institutions, since July 2000. From January 1991 to July 2000, Dr. von Prondzynski served as Professor of Law and Dean of the Faculty of Social Services, the University of Hull, UK. Dr. von Prondzynski is a director of Knockdrin Estates Ltd.
Executive Officers
     Our executive officers are as follows:

Name	Age	Position
Charles E. Moran	52	President and Chief Executive Officer
Thomas J. McDonald	57	Chief Financial Officer, Executive Vice President and Assistant Secretary
Jerald A. Nine, Jr.	49	Chief Operating Officer
Mark A. Townsend	54	Executive Vice President, Technology
Colm M. Darcy	43	Executive Vice President, Content Development
Anthony P. Amato	42	Vice President, Finance and Chief Accounting Officer
     Charles E. Moran, age 52, was appointed Chairman of the Board of Directors in November 2006 and held the position of President and Chief Executive Officer since our merger with SkillSoft Corporation in September 2002. Mr. Moran is a founder of SkillSoft Corporation and served as its Chairman of the Board, President and Chief Executive Officer from January 1998 until September 2002. Mr. Moran has been a director since September 2002.
     Thomas J. McDonald, age 57, has served as our Chief Financial Officer and Executive Vice President and Assistant Secretary since our merger with SkillSoft Corporation in September 2002. Mr. McDonald is a founder of SkillSoft Corporation and served as its Chief Financial Officer, Vice President, Operations, Treasurer and Secretary from February 1998 until our merger with SkillSoft Corporation in September 2002.
     Jerald A. Nine, Jr., age 49, has served as our Chief Operating Officer since February 2004. Mr. Nine served as Executive Vice President, Global Sales & Marketing and General Manager, Content Solutions Division from our merger with SkillSoft Corporation in September 2002 to February 2004. Mr. Nine is a founder of SkillSoft Corporation and served as its Executive Vice President, Sales and Marketing and General Manager, Books Division from December 2001 to February 2004 and as its Vice President, Worldwide Sales and Marketing from April 1998 to December 2001.
     Mark A. Townsend, age 54, has served as our Executive Vice President, Technology since our merger with SkillSoft Corporation in September 2002. Mr. Townsend is a founder of SkillSoft Corporation and served as its Vice President, Product Development from January 1998 until our merger with SkillSoft Corporation in September 2002.

     Colm M. Darcy, age 43, has served as our Executive Vice President, Content Development since our merger with SkillSoft Corporation in September 2002. From April 2002 to September 2002, Mr. Darcy served as our Executive Vice President, Research and Development and from January 2002 to April 7, 2002, Mr. Darcy served as Vice President of Solutions Management. Mr. Darcy also held various positions with the Company from 1995 to January 2002, most recently as Vice President, Strategic Alliances. Prior to joining SkillSoft, Mr. Darcy held positions in Finance, Human Resources, Training and Information Technology in the Irish Government’s Department of Health and Child Welfare.
     Anthony P. Amato, age 42, has served as our Vice President, Finance and Chief Accounting Officer since August 2006. From May 2005 until August 2006, Mr. Amato served as Vice President of Finance Operations and Treasury for SkillSoft. From May 2003 to May 2005, Mr. Amato served as Director of International Finances/Corporate Treasurer for SkillSoft. Prior to joining SkillSoft, Mr. Amato served as the Director of Finance of CMGI, Inc., a provider of technology and e-commerce solutions, from May 2002 to December 2002. Mr. Amato also served as the Vice President of Finance of NaviSite, a provider of IT hosting, outsourcing and professional services, from October 2001 to May 2002.
     There are no family relationships among any of the executive officers or directors.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, or the Exchange Act, requires our directors, executive officers and holders of more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission, or SEC, initial reports of ownership of our equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Officers, directors and 10% shareholders are required by SEC regulations to furnish SkillSoft with copies of all Section 16(a) forms they file.
     Based solely on a review of copies of such filings by our directors and executive officers and 10% shareholders or written representations from certain of those persons, we believe that all filings required to be made by those persons during the fiscal year ended January 31, 2007 were timely made, except one Form 4 was filed one day late for each of Howard Edelstein, Stewart Gross, James Krzywicki, William Meagher and Ferdinand Von Prondzynski.
Recommendation of Director Nominees by Shareholders
     There have been no material changes to the procedures by which security holders may recommend director nominees to our Board of Directors.
Code of Business Conduct and Ethics
     We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of the code on our website, www.SkillSoft.com. In addition, we intend to post on our website all disclosures that are required by law or NASDAQ stock market listing standards concerning any amendments to, or waivers from, any provision of the code.
Audit Committee
     The current members of our Audit Committee are Messrs. Gross, Meagher (Chair) and Dr. von Prondzynski. The Board of Directors has determined that Mr. Meagher is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. The Board of Directors has determined that all of the members of the Audit Committee are independent as defined under applicable NASDAQ rules and Rule 10A-3 under the Exchange Act.
Item 11. Executive Compensation
Compensation Discussion and Analysis
     The compensation committee of our board of directors operates under the authority established in the Compensation Committee Charter. The committee’s primary responsibility is to oversee our executive compensation program. In this role, the compensation committee reviews and approves all compensation decisions relating to our executive officers. In addition, the committee has responsibilities related to our incentive-compensation plans and equity-based plans and the administration of our stock plans.
Objectives and Philosophy of Our Executive Compensation Program
     The primary objectives of the compensation committee with respect to executive compensation are to:

•	ensure that a significant part of executive compensation is tied to the achievement of corporate and individual performance objectives, which both promotes and rewards the achievement of those objectives; and

•	align long-term executive incentives with the creation of shareholder value;

•	attract, retain and motivate the best possible executive talent.
     To achieve those objectives, the compensation committee evaluates our executive compensation program with the goal of setting compensation at levels the committee believes are competitive with those of other companies in our industry and similar industries that compete with us for executive talent. In addition, our executive compensation program ties a substantial portion of each executive’s overall compensation to our financial and operational performance, as measured by metrics such as revenue, profitability and bookings, as well as key strategic and operational goals such as customer satisfaction, marketing initiatives and the acquisition of complementary businesses. We also provide a portion of our executive compensation in the form of share options that vest over time, which we believe helps to retain our executives and aligns their interests with those of our shareholders by allowing them to participate in the longer term success of our company as reflected in share price appreciation.
     In making compensation decisions, the compensation committee regularly receives input from an independent compensation consulting firm engaged by the committee, Compensia. In addition to the data and advice provided by Compensia, the committee also considers input from the CEO with respect to the performance and contributions of other members of the executive management team. Compensia provides the committee with data on executive compensation paid by a peer group of publicly traded companies in the software, education and training industries. This peer group, which is periodically reviewed and updated by the committee with the assistance of Compensia, consists of companies the committee believes are generally comparable to our company in terms of size, (based on revenue and/or number of employees) or industry and/or against which the committee believes we compete for executive talent. The recent benchmarking study’s peer group included companies such as Aspen Technology, Blackboard, Webex Communications, Akamai Technologies, Tibco Software, The Advisory Board, Learning Tree International, Kenexa and The Corporate Executive Board. Compensia also provides the compensation committee with information on market trends and developments in executive compensation and ideas for structuring executive compensation arrangements. In addition to the benchmarking data related to the peer group, the committee considers data with respect to the amount of compensation paid to each executive officer by compensation element for the prior four-year period. This enables the committee to evaluate historical pay rate changes, the amount of incentive compensation earned as a percentage of base pay, equity grant history and potential share ownership.
     The compensation committee has established the following guidelines to assist it in making executive compensation decisions. These guidelines are expressed, for a particular element of compensation, as the target percentile of the range of that compensation element paid to similarly situated executives of the companies in our benchmarking peer group. In general, the committee targets our executive compensation program elements as follows:
•	base salaries are targeted at the 25th percentile;

•	total cash compensation (base salary and target bonus) is targeted at the 50th percentile; and

•	equity compensation is targeted at the 75th percentile.
Based on this target positioning, overall compensation generally is targeted between the 50th and 75th percentiles. Variations to these targets may occur due to factors such as the experience levels of particular individuals, their performance, their importance within the organization, and market factors. The committee believes that this approach provides market competitive pay to our executives in the short-term when performance merits it and above median compensation when long-term performance merits it.

Components of our Executive Compensation Program
     The primary elements of our executive compensation program are:
•	base salary;

•	cash incentive bonuses;

•	share option awards;

•	employee benefits; and

•	severance benefits.
     Base Salary
     Base salary is used to compensate executives for the normal performance of their duties, in light of their experience, skills, knowledge and responsibilities. In establishing base salaries for our executive officers, the compensation committee considers data from our benchmarking peer group, as well as a variety of other factors, including any contractual commitments to that individual, the seniority of the individual, the level of the individual’s responsibility, our ability to replace the individual, and the base salary of the individual at his prior employment, if applicable. Each of our executive officers, other than Mr. Amato, has an employment agreement dating from either 1998 or 2002 that provides for a minimum annual base salary (see “Employment Agreements and Potential Termination Payments” below). With the exception of Mr. Darcy (whose base salary for fiscal year ended January 31, 2007 (fiscal 2007) was equal to the minimum base salary provided for in his employment agreement), the current base salaries of those executives are in excess of their minimum base salaries as provided for in their employment agreements, and those employment agreements are not a significant factor in the compensation committee’s base salary decisions.
     Base salaries are reviewed at least annually by the compensation committee. For fiscal 2007, the committee reviewed a variety of industry information compiled by Compensia. The Compensia data suggested that base salary adjustments would be appropriate to more closely align our executives’ base salaries with the 25th percentile of the peer group data. However, based in part on the recommendations of executive management, the committee determined that base salary adjustments would not be made for fiscal 2007.
     The compensation committee recently met to consider executive base salaries for fiscal 2008. Based on its review of peer group data compiled by Compensia and other factors described above, the committee determined that base salary adjustments were appropriate to move the executives’ base salary levels to the 25th percentile of the peer group data. Those adjustments, which represented base salary increases ranging from approximately 5% to approximately 50%, were approved contingent upon and effective upon the closing of our acquisition of NETg, a Thompson Corporation company, which occurred on May 14, 2007.
     Cash Incentive Bonuses
     The compensation committee establishes an executive incentive compensation program on an annual basis. This program typically provides for quarterly and annual cash bonuses. The quarterly incentive cash bonuses are intended to compensate executives for achievement of quarterly company financial objectives. The annual cash incentive bonuses are generally intended to compensate executives for the achievement of corporate strategic, operational and financial objectives. Each executive officer is assigned a target bonus under the incentive compensation program, expressed as a percentage of the executive’s base salary, with more senior executives typically having a higher percentage. The target bonus is split between quarterly and annual bonus opportunities. The financial targets generally conform to the financial metrics contained in the internal operating plan adopted by the board of directors. The compensation committee approves the objectives on which bonus payments are based, the allocation of the target bonus between the quarterly and annual components and among the various corporate strategic, operational and financial objectives, and the formula for determining potential bonus amounts based on achievement of those objectives. The committee also determines whether any objectives that have a subjective element to them have been attained.

     The executive incentive compensation program for fiscal 2007 covered the five executive officers listed in the Summary Compensation Table below (the named executive officers). The quarterly bonuses under the program were based on revenue and cash earnings per share objectives and the annual bonuses were based on bookings and cash earnings per share objectives, as well as certain strategic, customer satisfaction and corporate marketing objectives. For quarterly and annual cash earnings per share opportunities, the target was 100% of our internal plan, and no bonus could be earned below that target. The maximum incentive compensation that could be earned was 150% of the targeted incentive compensation opportunity. The objectives included in the fiscal 2007 executive incentive compensation program were set at levels that were designed to be attainable if our business had what we consider to be a successful year, but were by no means certain or even probable of being attained. The target bonuses of the executive officers ranged from 75% to 110% (in the case of Mr. Moran) of their fiscal 2007 base salary, and were divided equally between quarterly and annual bonus opportunities. The bonuses actually paid under the fiscal 2007 executive incentive compensation program were 150% of the executive’s target bonus.
     On May 21, 2007, the compensation committee established an executive incentive compensation program for fiscal 2008. The committee had been waiting for the NETg acquisition to close to finalize the program. The committee approved plans for each of the named executive officers that include quarterly bonus opportunities tied to the achievement of adjusted EBITDA and bookings targets and annual bonus opportunities tied to the achievement of annual revenue and adjusted EBITDA targets and customer satisfaction objectives.
     Share Options
     Our share option program is the primary vehicle for offering long-term incentives to our executives. We believe that option grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our shareholders. In addition, the vesting feature of our option grants is intended to promote executive retention by providing an incentive to our executives to remain in our employ during the vesting period. We have considered from time to time the use of restricted shares and other equity award mechanisms. However, based on Irish corporate law complexities associated with restricted shares and other factors, the compensation committee has decided to use traditional share option awards for the equity component of our executive compensation program.
     It has been the practice of the compensation committee to grant options to our executive officers every four years (after the completion of vesting of the previous grants) rather than on an annual basis, although the committee continually evaluates the optimal approach for equity compensation and this practice could change in the future. Our practice has been to grant an option award to new executives upon hire, although we have not hired a new executive officer into the organization for several years. All grants of options to our executives are approved by the compensation committee.
     In determining the size of option grants to our executives, the compensation committee considers comparative share ownership of executives in our benchmarking peer group, our corporate performance, the executive’s performance, the amount of equity previously awarded to the executive, the vesting of such awards and the recommendations of management and Compensia. In 2006, the compensation committee considered the advisability of making option grants to our executive officers. As part of this review, the committee noted that the last executive option grants were made in August 2002 and fully vested in August 2006. The committee also engaged Compensia to review the equity component of our executive compensation program. Compensia presented a report that reviewed equity compensation data for our benchmarking peer group, the equity holdings of our executives and the values of various potential option awards. Based on this review and input, and bearing in mind the goal of setting equity compensation at the 75th percentile of our peer group, in December 2006 the committee approved significant option grants to our executives, which are described in the Grant of Plan-Based Awards table below.
     These options are subject to our standard terms, including:
•	an exercise price equal to the last reported sale price of our ADSs on NASDAQ on the date of grant;

•	vesting over four years, with 25% of the shares vesting on the first anniversary of the grant date and 1/48th of the shares vesting monthly thereafter for a period of 36 months;

•	termination of vesting and exercise rights shortly after termination of employment; and

•	a term of seven years.

     The board of directors has adopted policies for option grants by the company. One of the primary purposes of these policies is to establish procedures for option grants that minimize the opportunity – or the perception of the opportunity – for us to time the grant of options in a manner that takes advantage of any material nonpublic information. Among the matters covered by these policies are the following:
•	All option grants will have an exercise price equal to the last reported sale price of our ADSs on NASDAQ on the date of grant.

•	Our chief executive officer can continue to make option grants to non-executive officers, subject to limitations imposed by the compensation committee.

•	Option grants to executive officers will be made only during a meeting of the compensation committee or the board of directors, and may not be approved by written consent.

•	Option grants to newly hired employees – whether made by the chief executive officer, the compensation committee or the board of directors – will be made on the first trading day of the month following their date of hire.

•	Options will not be granted by the compensation committee or the board of directors during the quarter-end blackout periods under our insider trading policy; provided that options may be approved during a meeting within a blackout period with the grant to be effective as of – and priced based on the trading price – two days after the end of the blackout period.
     We do not have any share ownership guidelines for our executives.
     Employee Benefits and Other Compensation
     We maintain broad-based benefits that are provided to all employees, including health and dental insurance, life and disability insurance and a 401(k) plan. Executives are eligible to participate in all of our employee benefit plans, in each case on the same basis as other employees. Under our 401(k) plan, we match 100% of the employees’ 401(k) contribution up to 3% of eligible compensation, subject to various limitations (including a limit of $2,400 annually).
     In addition to the above, our Chief Financial Officer, Tom McDonald, does not reside in New Hampshire. Consequently, we make available to him housing and a car when he is in New Hampshire. We also reimburse Mr. McDonald for the expenses associated with his travel to and from New Hampshire. For additional information regarding these benefits, please refer to the Summary Compensation Table below and the narrative description that follows.
     Severance Benefits
     We have entered into employment agreements with each of our named executive officers. The employment agreements provide that the executive is entitled to specified severance benefits in the event his employment is terminated by the company without “cause” or by the executive for “good reason” (each as defined in the employment agreement). In addition, all of our executive employment agreements provide that the executive may elect to extend the vesting and exercisability of their share options for a period of six months or one year (depending on the executive) following employment termination, in some cases in exchange for a non-competition covenant or the performance of consulting services. We have provided more detailed information about these arrangements, along with estimates of their value, under the section “Employment Agreements and Potential Termination Payments” below.
     We believe providing these severance benefits helps us compete for and retain executive talent.
Tax Considerations
     Section 162(m) of the Internal Revenue Code of 1986, as amended, generally disallows a tax deduction for compensation in excess of $1.0 million paid to our chief executive officer and our four other most highly paid executive officers. Qualifying performance-based compensation is not subject to the deduction limitation if specified requirements are met. We structure our share option awards to comply with exemptions in Section 162(m) so that the compensation remains tax deductible to us. We periodically review the potential consequences of Section 162(m) on the other components of our executive compensation program. We will structure arrangements to comply with the Section 162(m) exceptions where we believe it to be feasible. However, the compensation committee may, in its judgment, authorize compensation payments that do not comply with the exemptions in Section 162(m) when it believes that such payments are appropriate to attract and retain executive talent.
Executive Compensation
     The following table sets forth the total compensation for fiscal 2007 for our principal executive officer, our principal financial officer and our other three most highly compensated executive officers who were serving as executive officers on January 31, 2007. We refer to these officers as our named executive officers.

SUMMARY COMPENSATION TABLE

						Non-Equity
Name and						Incentive
Principal				Stock	Option	Plan	All Other
Position	Year(1)	Salary ($)	Bonus ($)	Awards ($)	Awards ($)(2)	Compensation ($)(3)	Compensation ($)(4)	Total ($)
Charles E. Moran, President and CEO	2007	$250,000			$1,025,428	$412,500	$8,216	$1,696,144

Thomas J. McDonald, Chief Financial Officer and Executive Vice President	2007	$200,000			$543,165	$225,000	$48,462	$1,016,627

Jerald A. Nine, Jr., Chief Operating Officer	2007	$225,000			$648,502	$284,875	$7,735	$1,168,112

Mark A. Townsend, Executive Vice President, Technology	2007	$200,000			$493,237	$225,000	$7,254	$925,491

Colm M. Darcy, Executive Vice President, Content Development	2007	$200,000			$183,076	$225,000	$6,485	$614,561

(1)	The fiscal year in this column refers to the fiscal year ended January 31 2007.

(2)	The amounts in this column reflect the dollar amount computed for financial statement reporting purposes for fiscal 2007, in accordance with SFAS 123R, of stock options granted under our equity plans and include amounts from stock options granted in and prior to fiscal 2007. There can be no assurance that the SFAS 123R amounts will ever be realized. The assumptions we used to calculate these amounts are included in Note 2 to our audited financial statements for fiscal 2007, included in our annual report on Form 10-K for fiscal 2007.

thereafter over the remaining 36 months. Each option has a term of seven years, and generally expires shortly following the termination of the executive’s employment. In addition, as described below under “Employment Agreements and Potential Termination Payments”, the executive may elect to extend the vesting and exercisability of these options following employment termination under certain circumstances.

(3)	The amounts in this column reflect cash bonus awards paid to our named executive officers for performance in fiscal 2007 under our fiscal 2007 executive incentive compensation program. See “Compensation Discussion and Analysis — Components of our Executive Compensation Program – Cash Incentive Bonuses” above for a description of this program.

(4)	For 2007, All Other Compensation is comprised of the following amounts:

			Defined
		Life Insurance	Contribution
Name	Personal Benefits (a)	Premiums (b)	Plans(c)	Vacation (d)

Charles E. Moran		$1,008	$2,400	$4,808

Thomas J. McDonald	41,208	1,008	2,400	3,846

Jerald A. Nine, Jr.		1,008	2,400	4,327

Mark A. Townsend		1,008	2,400	3,846

Colm M. Darcy		1,008	2,400	3,077

(a)	The personal benefits for Thomas J. McDonald include $8,160 for use of an apartment leased by SkillSoft, $5,350 for use of a company-leased vehicle, $17,276 for personal travel and $10,422 for reimbursement of tax obligations related to such personal benefits.

(b)	Represents premiums paid for life insurance for which the named executive is the named beneficiary.

(c)	Reflects amounts paid pursuant to SkillSoft’s 401-K matching program, with limits of $100 per pay period up to a maximum of $2,400 per year.

(d)	Includes amounts paid in fiscal 2007 as accrued and unused vacation time per SkillSoft’s policy.

     The following table sets forth information concerning each grant of an award made to a named executive officer during fiscal 2007 under any plan, contract, authorization or arrangement pursuant to which cash, securities, similar instruments or other property may be received.
GRANTS OF PLAN-BASED AWARDS

					All Other	All Other
					Stock	Option		Grant Date
		Estimated Future Payouts Under Non-			Awards:	Awards:	Exercise or	Fair Value
		Equity Incentive Plan Awards			Number of	Number of	Base Price of	of Stock and
		(1)			Shares of	Securities	Option	Options
		Threshold	Target	Maximum	Stock or	Under-lying	Awards	Awards
Name	Grant Date	($)(2)	($)(3)	($)(4)	Units	Options (5)	($/Sh)	(6)
Charles E. Moran	12/5/06	64,626	275,000	412,500		2,000,000	$6.41	$6,394,2000

Thomas J. McDonald	12/5/06	35,627	150,000	225,000		800,000	$6.41	$2,557,680

Jerald A. Nine, Jr.	12/5/06	44,946	191,250	286,875		1,200,000	$6.41	$3,836,520

Mark A. Townsend	12/5/06	35,627	150,000	225,000		400,000	$6.41	$1,278,840

Colm M. Darcy	12/5/06	35,627	150,000	225,000		400,000	$6.41	$1,278,840

(1)	Reflects the threshold, target and maximum cash award amounts under our fiscal 2007 executive incentive compensation program. The amounts actually paid to the named executive officers under our fiscal 2007 executive incentive compensation program are shown above in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

(2)	Reflects the total minimum amount that could have been earned if the minimum targets for all of the quarterly and annual metrics had been achieved.

(3)	Reflects the total amount that could have been earned if the targeted quarterly and annual metrics had been achieved.

(4)	Reflects the total maximum amount that could have been earned if the targets for all of the quarterly and annual metrics had been achieved.

(5)	These options vest as to 25% of the shares subject to the option on the first anniversary of the date of grant and 1/48 of the shares subject to the option at the end of each one month period thereafter over the remaining 36 months. Each option has a term of seven years, and generally expires shortly following the termination of the executive’s employment. In addition, as described below under “Employment Agreements and Potential Termination Payments”, the executive may elect to extend the vesting and exercisability of these options following employment termination under certain circumstances.

(6)	The amounts reported in this column are computed in accordance with SFAS 123R.
Information Relating to Equity Awards and Holdings
     The following table sets forth information concerning share options that have not been exercised and equity incentive plan awards for each of the named executive officers as of January 31, 2007. The named executive officers do not hold any restricted shares.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards (11)
					Equity
					Incentive Plan
					Awards:
	Number of		Number of		Number of
	Securities		Securities		Securities
	Underlying		Underlying		Underlying
	Unexercised		Unexercised		Unexercised	Option	Option
	Options (#)		Options (#)		Unearned	Exercise	Expiration
Name	Exercisable		Unexercisable		Options (#)	Price ($)	Date
Charles E. Moran	710,219	(1)				$6.36	9/27/2011
	969,829	(2)				$4.06	8/16/2012
	24,609	(3)				$4.06	8/16/2012
			2,000,000	(4)		$6.41	12/5/2013

Thomas J. McDonald	236,739	(1)				$6.36	9/27/2011
	922,350	(2)				$4.06	8/16/2012
	24,609	(3)				$4.06	8/16/2012
			800,000	(4)		$6.41	12/5/2013

Jerald A. Nine, Jr.	232,859	(1)				$6.36	9/27/2011
	758,454	(2)				$4.06	8/16/2012
	24,609	(3)				$4.06	8/16/2012
			1,200,000	(4)		$6.41	12/5/2013

Mark A. Townsend	78,913	(1)				$6.36	9/27/2011
	867,368	(2)				$4.06	8/16/2012
	24,609	(3)				$4.06	8/16/2012
			400,000	(4)		$6.41	12/5/2013

Colm M. Darcy	8,855	(5)				$9.94	12/9/2008
	32,645	(6)				$16.44	7/2/2009
	50,000	(7)				$19.06	4/5/2011
	54,167	(8)				$5.55	5/8/2012
	158,541	(9)				$3.30	7/12/2012
	28,159	(9)				$3.30	7/12/2012
	29,167	(10)				$4.25	9/6/2012
			400,000	(4)		$6.41	12/5/2013

(1)	These options were granted on September 27, 2001. The options vested as to 1/48th of the shares subject to the option at the end of each one month period following the grant date over the remaining 48 months.

(2)	These options were granted on August 16, 2002. The options vested as to 25% of the shares subject to the option on August 16, 2003 and 1/48th of the shares subject to the option at the end of each one month period following the first anniversary of the grant date over the remaining 36 months.

(3)	These options were granted on August 16, 2002. The options vested as to 100% on August 16, 2006.

(4)	These options were granted on December 5, 2006. The options vest as to 25% of the shares subject to the option on December 5, 2007 and 1/48th of the shares subject to the option at the end of each one month period following the first anniversary of the grant date over the remaining 36 months.

(5)	These options were granted on December 9, 1998. The options vested as to 25% of the shares subject to the option on December 9, 1999, 25% of the shares subject to the option on December 9, 2000, and 1/48th of the shares subject to the option at the end of each one month period following the second anniversary of the grant date over the remaining 24 months.

6)	These options were granted on July 2, 1999. The options vested as to 25% of the shares subject to the option on July 2, 2000, 25% of the shares subject to the option on July 2, 2001, and 1/48th of the shares subject to the option at the end of each one month period following the second anniversary of the grant date over the remaining 24 months.

(7)	These options were granted on April 5, 2001. The options vested as to 25% of the shares subject to the option on January 15, 2002, 25% of the shares subject to the option on January 15, 2003, and 1/48th of the shares subject to the option at the end of each one month period following the second anniversary of the grant date over the remaining 24 months.

(8)	These options were granted on May 8, 2002. The options vested as to 25% of the shares subject to the option on December 31, 2002 and 1/48th of the shares subject to the option at the end of each one month period following the first anniversary of the grant date over the remaining 36 months.

(9)	These options were granted on July 12, 2002. The options vested as to 25% of the shares subject to the option on July 7, 2003 and 1/48th of the shares subject to the option at the end of each one month period following the first anniversary of the grant date over the remaining 36 months.

(10)	These options were granted on September 6, 2002. The options vested as to 25% of the shares subject to the option on September 06, 2003 and 1/48th of the shares subject to the option at the end of each one month period following the first anniversary of the grant date over the remaining 36 months.

(11)	Each option has a term of seven or ten years, and generally expires shortly following the termination of the executive’s employment. In addition, as described below under “Employment Agreements and Potential Termination Payments”, the executive may elect to extend the vesting and exercisability of these options following employment termination under certain circumstances.
No named executive officers exercised options in fiscal 2007, and our executive officers do not hold any restricted stock awards
Employment Agreements and Potential Termination Payments
     We have entered into employment agreements with our named executive officers that provide for termination payments under certain circumstances.
     Charles E. Moran’s Employment Agreement. In connection with our merger with SkillSoft Corporation, we entered into an employment agreement, effective on September 6, 2002, the date of completion of the merger, with Charles E. Moran, to employ Mr. Moran as our President and Chief Executive Officer. Mr. Moran’s employment agreement provides that he will be paid a base salary of $225,000 per year to be reviewed for increases at least annually by our Board of Directors. Mr. Moran’s current base salary is $372,000. In addition, Mr. Moran will be entitled to receive an annual performance bonus based on performance metrics established by the Board of Directors. Mr. Moran’s employment is at-will, but if Mr. Moran’s employment is terminated without cause or if he resigns with good reason, each as defined in his employment agreement, he will be entitled to receive a payment equal to the sum of his base salary and target bonus for a period of one year after the date of termination. In addition, if Mr. Moran is terminated without cause or if he resigns with good reason, he may elect to continue vesting of the options granted to him for a period of one year after the date of termination, if he agrees to be bound by the non-solicitation and non-compete provisions contained in his employment agreement. If Mr. Moran’s termination is voluntary (other than for good reason) or we terminate him for cause, the covenant not to solicit employees and the covenant not to compete will extend for a period of one year after the termination of his employment.
     Thomas J. McDonald’s Employment Agreement. SkillSoft Corporation is a party to an employment agreement with Thomas J. McDonald, dated February 2, 1998. Under the terms of the employment agreement, Mr. McDonald is entitled to receive a base salary of $135,000, which may be increased in accordance with SkillSoft Corporation’s regular salary review practices. Mr. McDonald’s current base salary is $252,000. Mr. McDonald is also entitled to participate in any bonus plans that SkillSoft Corporation may establish for its senior executives. Either SkillSoft Corporation or Mr. McDonald may terminate the employment agreement at will for any reason upon three months’ prior notice in the case of termination by SkillSoft Corporation, or upon two months’ prior notice in the case of termination by Mr. McDonald. If Mr. McDonald’s employment is terminated for any reason or if he resigns with good reason, as defined in his employment agreement, he will be entitled to continuation of salary and benefits for a period of six months after the date of termination. In addition, in the event of such a termination, Mr. McDonald’s stock options will continue to vest and be exercisable if he performs consulting services for SkillSoft Corporation of up to ten hours per week during the six months following termination.
     Jerald A. Nine Jr.’s Employment Agreement. In connection with our merger with SkillSoft Corporation, we entered into an employment agreement, effective on September 6, 2002, the date of completion of the merger, with Jerald A. Nine, to employ Mr. Nine as our Executive Vice-President, Content Solutions and General Manager Books Division. Mr. Nine’s employment agreement provides for a cash compensation plan that reflects the level established by the SkillSoft Corporation Board of Directors for the then current fiscal year. Mr. Nine’s employment agreement provides that he will be paid a base salary of $200,000 per year to be reviewed for increases at least annually by the Board of Directors. Mr. Nine’s current base salary is $282,000. In addition, Mr. Nine will be entitled to receive an annual performance bonus based on performance metrics established by the Board of Directors. Mr. Nine’s employment is at-will, but if Mr. Nine’s employment is terminated without cause or if he resigns with good reason, as defined in his employment agreement, he will be entitled to receive a payment equal to the sum of his base salary plus the then maximum performance bonus for a period of one year. In addition, if Mr. Nine is terminated without cause or if he resigns with good reason, he may elect to continue vesting of the options granted to him for a period of one year. If Mr. Nine’s termination is voluntary (other than for good reason) or we terminate him for cause, the covenant not to solicit employees and the covenant not to compete will extend for a period of one year after the termination of his employment.
     Mark A. Townsend’s Employment Agreement. SkillSoft Corporation is a party to an employment agreement with Mark A. Townsend, dated January 12, 1998. Under the terms of the employment agreement, Mr. Townsend is entitled to receive a base salary of $145,000, which may be increased in accordance with SkillSoft Corporation’s regular salary review practices. Mr. Townsend’s current base salary is $200,000. Mr. Townsend is also entitled to participate in any bonus plans that SkillSoft Corporation may establish for its senior executives. Either SkillSoft Corporation or Mr. Townsend may terminate the employment agreement at will for any reason upon three months’ prior notice in the case of termination by SkillSoft Corporation, or upon two months’ prior notice in the case of termination by Mr. Townsend. If Mr. Townsend’s employment is terminated for any reason or if he resigns with good reason, as defined in his employment agreement, he will be entitled to continuation of salary and benefits for a period of six months after the date of termination. In addition, in the event of such a termination, Mr. Townsend’s stock options will continue to vest and be exercisable if he performs consulting services for SkillSoft Corporation of up to ten hours per week during the six months following termination.
     Colm M. Darcy’s Employment Agreement. In connection with our merger with SkillSoft Corporation, we entered into an employment agreement, effective on September 6, 2002, the date of completion of the merger, with Colm M. Darcy, to employ Mr. Darcy as our Executive Vice President, Content Development. Mr. Darcy’s employment agreement provides that he will be paid a base salary of $200,000 per year to be reviewed for increases at least annually by the Board of Directors and that his participation in the Company’s benefit plans shall be at the Company’s expense. Mr. Darcy’s current base salary is $200,000. Pursuant to the employment agreement, on September 6, 2002, we granted Mr. Darcy an option to purchase an aggregate of 50,000 shares at an exercise price of $4.25 per share. The option grant vested as to 25% of the shares on September 6, 2003 and vests thereafter in 48 equal monthly installments on each monthly anniversary of the date of the grant. Mr. Darcy will also be reimbursed for certain supplemental travel expenses for him and his wife. In addition, Mr. Darcy will be entitled to receive relocation expense reimbursement in the event Mr. Darcy either relocates to Ireland at our request or returns there within three months after his employment is terminated without cause or if he resigns with good reason, each as defined in his employment agreement. Mr. Darcy’s employment is at-will, but if his employment is terminated without cause or if he resigns with good reason, he will be entitled to receive a payment equal to the sum of $75,000 plus his base salary for a period of six months after the date of termination. In addition, if Mr. Darcy is terminated without cause or if he resigns with good reason, he may elect to continue vesting of the options granted to him for a period of six months after the date of termination, if he agrees to be bound by the nonsolicitation and noncompete provisions contained in his employment agreement. The employment agreement also includes a covenant not to solicit employees and a covenant not to compete for a period extending until the later of six months after the termination of his employment and September 6, 2006, if Mr. Darcy’s termination is voluntary (other than for good reason) or we terminate him for cause.

     The table below shows the benefits potentially payable to each of our named executive officers if he were to be terminated without cause or resign for good reason, or in the case of Messrs. McDonald and Townsend, if he is terminated for any reason or resigns for good cause. These amounts are calculated on the assumption that the employment termination took place on January 31, 2007.

			Accelerated
			/Extended
	Severance Payments		Vesting of
	Base Salary	Target	Options (1)	Benefits	Total
	$	Bonus	$	$	$
Charles E. Moran	250,000	275,000	31,995	0	556,995

Thomas J. McDonald	100,000	0	22,621	3,173	122,621

Jerald A. Nine, Jr.	225,000	191,250	19,368	0	435,618

Mark A. Townsend	100,000	0	18,736	8,452	118,736

Colm M. Darcy	175,000	0	6,354	0	181,354

(1)	These options would continue to vest for a specified period of time following the termination event. This would be considered a modification of the option grant under the provisions of SFAS 123R. As such, the company calculated a Black-Scholes value for the options on the date prior to modification and the date subsequent to modification and has presented the incremental compensation cost in the above table.
Compensation for Directors
     Each director who is not an employee of SkillSoft (each, an “Outside Director”) receives cash compensation as follows:
•	each Outside Director receives an annual retainer of $30,000;

•	the chairman of each of the Audit Committee and the Compensation Committee receives an additional annual retainer of $7,500; and

•	each Outside Director who is a member of any standing committee (a “Committee”) of the Board of Directors receives a payment of $2,000 per Board or Committee meeting attended up to a maximum of six meetings per year (including by conference telephone) beyond regularly scheduled meetings (i.e. a maximum additional payment of $12,000), provided that only one meeting payment would be made in the event such additional meetings of the Board of Directors and one or more Committee were held on the same day.
     Any director who is in office only for a portion of a fiscal year shall only be entitled to be paid a pro-rated portion of such remuneration reflecting such portion of the year during which he held office.
     We reimburse directors for expenses incurred in attending meetings of the Board of Directors and Committees.
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
     In addition to the annual retainer and the payments referred to above, we grant Outside Directors compensation in the form of share options for their services as members of the Board of Directors. On initial election to the Board of Directors, each new non-employee director receives an option to purchase 25,000 ordinary shares (the “Initial Grant”) under our 2001 Outside Director Option

Plan (the “Director Plan”). Each non-employee director who has been a director for at least six months receives an option to purchase 10,000 ordinary shares on January 1st of each year (the “Annual Grant”). All options granted under the Director Plan have a term of ten years and an exercise price equal to the fair market value of the ordinary shares on the date of grant. The Initial Grant becomes exercisable as to one-third of the shares subject to the option on each of the first three anniversaries of the date of grant, provided the non-employee director remains a director on such dates. The Annual Grant becomes fully exercisable on the first anniversary of the date of grant, provided the non-employee director remains a director on such date. Upon exercise of an option, the Outside Director may elect to receive his ordinary shares in the form of ADSs. After termination as an Outside Director, an optionee may exercise an option during the period set forth in his option agreement. If termination is due to death or disability, the option will remain exercisable for 12 months. In all other cases, the option will remain exercisable for a period of three months. However, an option may never be exercised later than the expiration of its ten-year term. An Outside Director may not transfer options granted under the Director Plan other than by will or the laws of descent and distribution. Only the non-employee director may exercise the option during his lifetime. In the event of a merger of SkillSoft with or into another corporation or a sale of substantially all of SkillSoft’s assets, the successor corporation may assume, or substitute a new option in place of, each option. If such assumption or substitution occurs, the options will continue to be exercisable according to the same terms as before the merger or sale of assets. Following such assumption or substitution, if an Outside Director is terminated other than by voluntary resignation, the option will become fully exercisable and generally will remain exercisable for a period of three months. If the outstanding options are not assumed or substituted for, the Board of Directors will notify each Outside Director that he has the right to exercise the option as to all shares subject to the option for a period of 30 days following the date of the notice. The option will terminate upon the expiration of the 30-day period. Unless terminated sooner, the Director Plan will automatically terminate in 2011. The Board of Directors has the authority to amend, alter, suspend, or discontinue the Director Plan, but no such action may adversely affect any grant previously made under the Director Plan.
     On January 1, 2007, Messrs. Meagher, Edelstein, Gross and Krzywicki and Dr. von Prondzynski were each granted an option to purchase 10,000 ordinary shares at an exercise price of $6.21 per share. Each such option was in accordance with the terms of the Director Plan described above.
     The following table sets forth information concerning the compensation of our directors who are not also named executive officers for fiscal 2007.

					Change in Pension
	Fees				Value and
	Earned or				Nonqualified
	Paid in	Stock	Option	Non-Equity	Deferred	All Other
	Cash	Awards	Awards	Incentive Plan	Compensation	Compensation	Total
Name	($)	($)	($) (1)	Compensation ($)	Earnings ($)	($)	($)
Howard Edelstein	$38,000		$70,206				$108,206

Stewart K.P. Gross	$49,500		$70,206				$119,706

James Krzywicki	$42,000		$61,783				$103,783

Ferdinand von Prondzynski	$36,000		$61,783				$97,783

William F. Meagher	$49,500		$94,546				$144,046

(1)	The amounts in this column reflect the dollar amount computed for financial statement reporting purposes for fiscal 2007, in accordance with SFAS 123R, of stock options granted under our equity plans and include amounts from stock options granted in and prior to fiscal 2007. There can be no assurance that the SFAS 123R amounts will ever be realized. The assumptions we used to calculate these amounts are included in Note 2 to our audited financial statements for fiscal 2007, included in our annual report on Form 10-K for fiscal 2007 filed on April 13, 2007.
     As of January 31, 2007, each non-employee director holds the following aggregate number of shares underlying outstanding options:

Number of Shares
Underlying
Outstanding Share
Name	Options
Howard Edelstein	65,000

Stewart K.P. Gross	65,000

James Krzywicki	185,000

Ferdinand Von Prondzynski	75,000

William F. Meagher	55,000
     The number of shares underlying share options granted to our non-employee directors in fiscal 2007 and the grant date fair value of such share options are:

		Number of Shares
		Underlying Share	Grant Date Fair Value
	Grant	Option Grants in	of Share Option Grants
Name	Date	Fiscal 2007	in Fiscal 2007
Howard Edelstein	1/1/2007	10,000	$31,158

Stewart K.P. Gross	1/1/2007	10,000	$31,158

James Krzywicki	1/1/2007	10,000	$31,158

Ferdinand Von Prondzynski	1/1/2007	10,000	$31,158

William F. Meagher	1/1/2007	10,000	$31,158
Compensation Committee Interlocks and Insider Participation
     During the fiscal year ended January 31, 2007, the members of the Compensation Committee of our Board of Directors were Messrs. Gross (Chair) and Krzywicki. No executive officer of SkillSoft has served as a director or member of the compensation committee of any other entity whose executive officers served as a director or member of the Compensation Committee of SkillSoft. During fiscal 2007, no member of the Compensation Committee had any relationship with us requiring disclosure under Item 404 of Regulation S-K of the Securities Exchange Act of 1934.

Compensation Committee Report
     The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with the Company’s management. Based on this review and discussion, the Compensation Committee recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in this proxy statement.
     By the Compensation Committee of the Board of Directors:
Stewart K.P. Gross
James Krzywicki
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth certain information as of April 30, 2007 with respect to the beneficial ownership of our ADSs by:
•	each person known to SkillSoft to own beneficially more than 5% of our outstanding securities;

•	each director;

•	our named executive officers; and

•	the current directors and executive officers of SkillSoft as a group.
     The number of ADSs beneficially owned by each 5% shareholder, director or executive officer is determined under rules of the SEC. Under such rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any ADSs representing the ordinary shares which the individual has the right to acquire on or before June 29, 2007 through the exercise of share options, and any reference in the footnotes to this table to shares subject to share options refers only to share options that are so exercisable. For purposes of computing the percentage of outstanding ADSs held by each person or entity, any shares which that person or entity has the right to acquire on or before June 29, 2007 are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, each person or entity has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.
     As of April 30, 2007, we had approximately 110,442,712 ordinary shares outstanding. Our shareholders may elect to hold their respective shares of our outstanding securities in the form of ordinary shares or ADSs. In addition, holders of options to purchase ordinary shares of SkillSoft may, upon exercise of their options, elect to receive such ordinary shares in the form of ADSs. The 5% shareholders, directors and executive officers identified in the following table hold their respective shares of SkillSoft outstanding securities in the form of ADSs.

	Amount and Nature of
	Beneficial Ownership
		Percentage
Name and Address of Beneficial Owner	ADSs	Owned
5% Shareholders

Columbia Wanger Asset Management, L.P.(1)	22,270,000	20.2%

Westfield Capital Management Company LLC(2)	9,667,958	8.8

Cramer Rosenthal McGlynn, LLC(3)	8,097,038	7.3

Capital Group Companies, Inc.(4)	5,696,800	5.2

Directors

Charles E. Moran(5)	3,144,320	2.8

James S. Krzywicki(6)	170,500	*

Ferdinand von Prondzynski(7)	57,510	*

P. Howard Edelstein(8)	47,500	*

Stewart K.P. Gross(9)	47,500	*

William F. Meagher, Jr.(10)	34,750	*

Other Named Executive Officers

Mark A. Townsend(11)	1,478,841	1.3

Jerald A. Nine(12)	1,398,487	1.3

Thomas J. McDonald(13)	1,254,971	1.1

Colm M. Darcy (14)	361,534	*

All current directors and executive officers as a group (11 persons)(15)	8,119,884	7.0

*	Less than 1%

(1)	(1) On January 10, 2007, Columbia Wanger Asset Management, L.P. (“WAM”) filed Amendment No. 6 to Schedule 13G with the SEC reporting beneficial ownership with respect to 22,270,000 ADSs, consisting of 20,870,000 ADSs for which WAM has sole voting power, 1,400,000 for which WAM has shared voting power and 22,270,000 ADSs for which WAM has sole dispositive power. This information is reported in reliance on such filing. WAM is an investment adviser in accordance with Rule 13d-1(b)(1)(ii)(E) under the Exchange Act. The shares reported include the shares held by Columbia Acorn Trust (“Acorn”), a Massachusetts business trust that is a discretionary client of WAM. Acorn holds 17.6% of the Company’s shares. WAM and Acorn file jointly pursuant to a Joint Filing Agreement dated January 10, 2007 among WAM and Acorn. The address of WAM is 227 West Monroe Street, Suite 3000, Chicago, Illinois 60606.

(2)	On February 14, 2007, Westfield Capital Management, Co., LLC (“Westfield Capital”) filed Amendment No. 3 to Schedule 13G with the SEC reporting beneficial ownership with respect to 9,667,958 ADSs, consisting of 6,639,467 ADSs for which Westfield Capital has sole voting power and 9,667,958 ADSs for which Westfield Capital has sole dispositive power. This information is reported in reliance on such filing. None of these shares are owned of record by Westfield Capital, and are owned of record by certain mutual funds, institutional accounts and/or separate accounts managed by Westfield Capital as an investment advisor. Westfield Capital is an investment adviser in accordance with Rule 13d-1(b)(1)(ii)(E) of the Exchange Act. Westfield Capital disclaims any beneficial interest is such shares. The address of Westfield Capital is 1 Financial Center, Boston, Massachusetts 02111.

(3)	On February 13, 2007, Cramer Rosenthal McGlynn, LLC (“Cramer”) filed Amendment No. 4 to Schedule 13G with the SEC reporting beneficial ownership with respect to 8,097,038 ADSs, consisting of 7,750,138 ADSs for which Cramer has sole voting power, 7,980,838 ADSs for which Cramer has sole dispositive power, and 116,200 ADSs for which Cramer has shared dispositive power. This information is reported in reliance on such filing. Cramer is an investment adviser registered under section 203 of the Investment Advisors Act of 1940. The address of Cramer is 520 Madison Avenue, New York, New York 10022.

(4)	On January 5, 2005, Capital Group Companies filed a Notification of Interests pursuant to Section 67 of the Companies Act, 1990 reporting a notifiable interest with respect to 5,696,800 ADSs. This information is reported in reliance on such filing. Capital Group Companies (“GC”) is a holding company for several subsidiary companies engaged in investment management. Neither CGC nor any of its subsidiaries own ADSs for their own account. The address for CGC is 333 South Hope Street, Los Angeles, CA 90071.

(5)	Represents 1,704,657 ADSs issuable upon exercise of share options held by Mr. Moran, 11 ADSs held by Mr. Moran’s wife, 2,367 ADSs held in a family trust of which Mr. Moran is a trustee, and 1,437,285 ADSs beneficially owned by Mr. Moran’s wife, as trustee of various trusts for the benefit of Mr. Moran’s children.

(6)	Includes 167,500 ADSs issuable upon exercise of share options held by Mr. Krzywicki.

(7)	Includes 57,500 ADSs issuable upon exercise of share options held by Dr. von Prondzynski.

(8)	Represents 47,500 ADSs issuable upon exercise of share options held by Mr. Edelstein.

(9)	Represents 47,500 ADSs issuable upon exercise of share options held by Mr. Gross.

(10)	Includes 33,750 ADSs issuable upon exercise of share options held by Mr. Meagher.

(11)	Includes 970,890 ADSs issuable upon exercise of share options held by Mr. Townsend and 59,185 ADSs beneficially owned by Mr. Townsend’s wife as trustee of the MCM Trust. Mr. Townsend disclaims beneficial ownership of the shares held in trust.

(12)	Includes 1,015,922 ADSs issuable upon exercise of share options held by Mr. Nine and 332,244 ADSs held by Mr. Nine’s wife as trustee of the Kimberly M. Nine Revocable Trust. Mr. Nine disclaims beneficial ownership of the shares held in trust.

(13)	Includes 1,183,698 ADSs issuable upon exercise of share options held by Mr. McDonald, 1,953 ADSs beneficially owned by Mr. McDonald’s wife, as trustee for the benefit of Mr. McDonald’s family and 3,906 owned by Mr. McDonald’s daughters. Mr. McDonald disclaims beneficial ownership of the shares held in trust and by his daughters.

(14)	Represents 361,534 ADSs issuable upon exercise of share options held by Mr. Darcy.

(15)	Includes 5,701,701 ADSs issuable upon exercise of share options by all current directors and officers as a group.
     Equity Compensation Plan Information
     The following table provides information about the ordinary shares authorized for issuance under our equity compensation plans as of January 31, 2007.

(c)
Number of
Shares
	(a)		Remaining
	Number of	(b)	Available for
	Shares to be	Weighted-	Future Issuance
	Issued upon	average Exercise	under Equity
	Exercise of	Price of	Compensation
	Outstanding	Outstanding	Plans (Excluding
	Options,	Options,	Securities
	Warrants and	Warrants and	Reflected in
Plan Category(1)	Rights	Rights	Column (a))
Equity compensation plans approved by security holders	8,479,599 (2)	$7.47 (2)	3,774,768 (3)

Equity compensation plans not approved by security holders	4,202,402 (4)	11.02	0 (5)

Total	12,682,001	8.64	3,774,768

(1)	This table excludes an aggregate of 7,506,176 ordinary shares issuable upon exercise of options that we assumed in connection with our merger with SkillSoft Corporation. The weighted average exercise price of the excluded options is $5.53 per share. We assumed the SkillSoft Corporation 1998 Stock Incentive Plan, 1999 Non-Employee Director Stock Option Plan, 2001 Stock Incentive Plan and Books24x7.com, Inc. 1994 Stock Option Plan only insofar as they related to options outstanding under the plans at the time of the merger, and we may not grant any future options under any of those plans.

(2)	Excludes ordinary shares issuable under the Company’s 2004 Employee Stock Purchase Plan in connection with the current offering period; such ordinary shares are included in column (c).

(3)	Consists of 2,264,513 ordinary shares reserved for issuance under the 2002 Share Option Plan (the “2002 Plan”), 1,111,505 ordinary shares reserved for issuance under the 2004 Employee Share Purchase Plan and 398,750 ordinary shares reserved for issuance under the 2001 Outside Director Plan.

(4)	Consists of 4,202,314 ordinary shares subject to outstanding options under our 1996 Supplemental Stock Plan (the “1996 Plan”) and 88 ordinary shares subject to outstanding options under the Knowledge Well Group Limited 1998 Share Option Plan (the “Knowledge Well Group 1998 Plan”).

(5)	On March 23, 2006, our shareholders approved a resolution to transfer an aggregate of 5,100,000 shares from certain non-shareholder approved plans to the 2002 Plan. This includes 342,823 shares from the 1996 Forefront Group Inc. Non-Qualified Stock Option Plan (“the FF96 Plan”), 624,462 shares from the Knowledge Well Group Limited 1998 Share option Plan (“the KWGL Plan”), 234,269 shares from the Knowledge Well Limited 1998 Share Option Plan (“the KWL Plan”), and 3,898,446 shares from the 1996 Plan.
     A description of the material terms of the 1996 Plan, the ForeFront 1996 Director Plan, the ForeFront 1996 Plan, the Knowledge Well 1998 Plan and the Knowledge Well Group 1998 Plan is included in Note 9 to our consolidated financial statements filed as part of this Annual Report on Form 10-K for fiscal 2007 and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Policies and Procedures Regarding Review, Approval or Ratification of Related Person Transactions
     Our Board of Directors has adopted written policies and procedures for the review of any transaction, arrangement or relationship in which SkillSoft is a participant, the amount involved exceeds $50,000, and one of our executive officers, directors, director nominees or 5% stockholders (or their immediate family members), each of whom we refer to as a “related person,” has a direct or indirect material interest.
     If a related person proposes to enter into such a transaction, arrangement or relationship, which we refer to as a “related person transaction,” the related person must report the proposed related person transaction to our Vice President, Administration. The policy calls for the proposed related person transaction to be reviewed and, if deemed appropriate, approved by the Board of Directors’ Audit Committee. Whenever practicable, the reporting, review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the committee will review, and, in its discretion, may ratify the related person transaction. The policy also permits the chairman of the committee to review and, if deemed appropriate, approve proposed related person transactions that arise between committee meetings, subject to ratification by the committee at its next meeting. Any related person transactions that are ongoing in nature will be reviewed annually.
     The committee will review and consider such information regarding the related person transaction as it deems appropriate under the circumstances. The committee may approve or ratify the transaction only if the committee determines that, under all of the circumstances, the transaction is in, or is not inconsistent with, SkillSoft’s best interests. The committee may impose any conditions on the related person transaction that it deems appropriate.
          In addition to the transactions that are excluded by the instructions to the SEC’s related person transaction disclosure rule, the Board has determined that the following transactions do not create a material direct or indirect interest on behalf of related persons and, therefore, are not related person transactions for purposes of this policy:
•	interests arising solely from the related person’s position as an executive officer of another entity (whether or not the person is also a director of such entity), that is a participant in the transaction, where (a) the related person owns in the aggregate less than a 5% equity interest in such entity, (b) the related person and his or her immediate family members are not involved in the negotiation of the terms of the transaction and do not receive any special benefits as a result of the transaction, (c) the amount involved in the transaction equals less than 1% of the annual consolidated gross revenues of the other entity that is a party to the transaction, and (d) the amount involved in the transaction equals less than 1% of SkillSoft’s annual consolidated gross revenues; and

•	a transaction that is specifically contemplated by provisions of our Articles of Association or Memorandum of Association.
          The policy provides that transactions involving compensation of executive officers shall be reviewed and approved by the Compensation Committee in the manner specified in its charter.
          On May 23, 2007, the Board of Directors and the Audit Committee approved a payment of $500,000 to Howard Edelstein, a member of the Board of Directors, as a result of his key contributions in connection with the NETg acquisition, which was consummated on May 14, 2007. This payment was approved in accordance with our related person transaction policy.
Director Independence
          Under applicable NASDAQ rules, a director will only qualify as an “independent director” if, in the opinion of our Board of Directors, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Under the Corporate Governance Guidelines we adopted in connection with the settlement of our securities class action litigation, our Board of Directors must propose director nominees for election such that, should the shareholders elect those nominees, two-thirds of the members of our Board of Directors will be independent directors. Our Corporate Governance Guidelines, which are available on our website at www.SkillSoft.com also include a heightened definition of independence for purposes of that requirement.
          Our Board has determined that none of Messrs. Gross, Krzywicki, Meagher or von Prondzynski has a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as defined under Rule 4200(a)(15) of the NASDAQ Stock Market, Inc. Marketplace Rules and our Corporate Governance Guidelines.
Item 14. Principal Accountant Fees and Services
Auditors’ Fees
          The following table summarizes the fees of Ernst & Young, our registered public accounting firm, billed to us for each of the last two fiscal years.

	Fiscal Year Ended	Fiscal Year Ended
Fee Category	January 31, 2007	January 31, 2006
Audit Fees(1)	$1,435,960	$1,492,900

Audit-Related Fees(2)	456,750	15,000

Tax Fees(3)	625,283	646,900

	—	—

Total Fees	$2,517,993	$2,154,800

(1)	Audit fees consist of fees for the audit of our financial statements, the audit of our internal control over financial reporting as set forth in Section 404 of the Sarbanes-Oxley Act, the review of the interim financial statements in our quarterly reports on Form 10-Q, other professional services provided or accrued for in connection with statutory and regulatory filings or engagements for the fiscal years ended January 31, 2007 and January 31, 2006.

(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees.” These services relate to accounting consultations and employee benefit plan audits. Included in the fees for the fiscal year ended January 31, 2007 is $440,000 of due diligence and related work performed in connection with the acquisition of NETg, which closed on May 14, 2007.

(3)	Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to preparation of original and amended tax returns and claims for refunds, accounted for $344,481 of the total tax fees billed in the fiscal year ended January 31, 2007 and $458,200 of the total tax fees billed in the fiscal year ended January 31, 2006. Tax advice and tax planning services relate to a transfer pricing analysis, tax advice, assistance with tax audits and appeals, tax advice related to mergers and acquisitions, employee benefit plans and requests for rulings or technical advice for taxing authorities.
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
PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) Documents Filed as a Part of our Annual Report on Form 10-K filed with the SEC on April 13, 2007:
     1. Financial Statements. The following documents are filed as Appendix B to our Annual Report on Form 10-K filed with the SEC on April 13, 2007 and are included as part of such report:
     Financial Statements:
     Report of Independent Registered Public Accounting Firm
     Consolidated Balance Sheets
     Consolidated Statements of Operations

     Consolidated Statements of Stockholders’ Equity and Comprehensive Loss
     Consolidated Statements of Cash Flows
     Notes to the Consolidated Financial Statements
     2. Financial Statement Schedules. All Financial Statement Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included in our Annual Report on Form 10-K filed with the SEC on April 13, 2007.
     3. Exhibits. The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of and incorporated by reference in this Form 10-K/A.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKILLSOFT PUBLIC LIMITED COMPANY
By:	/s/ Charles E. Moran
Charles E. Moran,
Chairman of the Board, President and Chief Executive Officer

Date: May 31, 2007

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

10.3**
Form of Indemnification Agreement between CBT Systems USA, Ltd. (formerly, Thornton Holdings, Ltd.) and its directors and officers dated as of April 1995 (Incorporated by reference to exhibit 10.5 to SkillSoft PLC’s Registration Statement on Form F-1 declared effective with the Securities and Exchange Commission on April 13, 1995 (File No. 333-89904)).

10.4**
Form of Indemnification Agreement between SmartForce (USA) and its directors and officers dated as of September 6, 2002 (Incorporated by reference to exhibit 10.5 to SkillSoft PLC’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 as filed with the Securities and Exchange Commission on April 29, 2003 (File No. 000-25674)).

10.5**
1996 Supplemental Stock Plan (Incorporated by reference to exhibit 10.3 to SkillSoft PLC’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2006 as filed with the Securities and Exchange Commission on December 8, 2006 (File No. 000-25674)).

10.6**
2002 Share Option Plan, as amended (Incorporated by reference to exhibit 10.2 to SkillSoft PLC’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2006 as filed with the Securities and Exchange Commission on December 8, 2006 (File No. 000-25674)).

10.7**
2001 Outside Director Option Plan, as amended (Incorporated by reference to exhibit 10.4 to SkillSoft PLC’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2006 as filed with the Securities and Exchange Commission on December 8, 2006 (File No. 000-25674)).

10.8 **
Employment Agreement dated June 10, 2002 between SkillSoft PLC and Charles E. Moran (Incorporated by reference to exhibit 10.31 to SkillSoft PLC’s Amendment No. 1 to Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on July 30, 2002 (File No. 333-90872)).

10.9**
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

10.11**
Employment Agreement dated January 12, 1998 between SkillSoft Corporation and Mark A. Townsend (Incorporated by reference to exhibit 10.15 to SkillSoft PLC’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 as filed with the Securities and Exchange Commission on April 29, 2003 (File No. 000-25674)).

10.12**
Employment Agreement dated January 12, 1998 between SkillSoft Corporation and Thomas J. McDonald (Incorporated by reference to exhibit 10.16 to SkillSoft PLC’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 as filed with the Securities and Exchange Commission on April 29, 2003 (File No. 000-25674)).

10.13**
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

Exhibit
No.	Title

10.15**
Indemnification Agreement, dated November 13, 2003, by and between SkillSoft Corporation and P. Howard Edelstein (Incorporated by reference from exhibit 10.2 to SkillSoft PLC’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2003 as filed with the Securities and Exchange Commission on December 15, 2003 (File No. 000-25674)).

10.16**
Indemnification Agreement, dated March 4, 2004, by and between SkillSoft Corporation and William Meagher. (Incorporated by reference from exhibit 10.27 to SkillSoft PLC’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004 as filed with the Securities and Exchange Commission on April 15, 2004 (File No. 000-25674)).

10.17**
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

10.19	Pledge Agreement, dated January 31, 2007, between Silicon Valley Bank and SkillSoft Corporation.

10.20**
Form of Director Option Agreement for initial grants under the 2001 Director Option Plan (Incorporated by reference to exhibit 99.2 to SkillSoft PLC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 4, 2006 (File No. 000-25674)).

10.21**
Form of Director Option Agreement for subsequent grants under the 2001 Director Option Plan (Incorporated by reference to exhibit 99.3 to SkillSoft PLC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 4, 2006 (File No. 000-25674)).

10.22**
Form of Option Agreement under 2002 Share Option Plan (Incorporated by reference to exhibit 10.5 to SkillSoft PLC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004 as filed with the Securities and Exchange Commission on September 9, 2004 (File No. 000-25674)).

10.23**
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

21.1†	List of Significant Subsidiaries.

23.1†	Consent of Ernst & Young LLP

31.1†	Certification of SkillSoft PLC’s Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2†	Certification of SkillSoft PLC’s Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.3*	Certification of SkillSoft PLC’s Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.4*	Certification of SkillSoft PLC’s Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1†
Certification of SkillSoft PLC’s Chief Executive Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) under the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†
Certification of SkillSoft PLC’s Chief Financial Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) under the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Previously filed with our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 13, 2007.

*	Filed herewith.

**	Denotes management or compensatory plan or arrangement required to be filed by registrant pursuant to Item 15(c) of this report on Form 10-K.