Form 10-Q
period 2007-04-30
SKILLSOFT PUBLIC LIMITED CO
filed 2007-06-11
CIK 940181

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On May 31, 2007, the registrant had outstanding 111,009,350 Ordinary Shares (issued or issuable in exchange for the registrant’s outstanding American Depository Shares).

SKILLSOFT PLC
FORM 10-Q
FOR THE QUARTER ENDED APRIL 30, 2007
INDEX

PART I
ITEM 1. — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SKILLSOFT PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED, IN THOUSANDS)

	APRIL 30,	JANUARY 31,
	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$96,649	$48,612
Short-term investments	34,379	55,505
Restricted cash	4,230	20,095
Accounts receivable, net	51,846	94,343
Prepaid expenses and other current assets	19,453	22,215

Total current assets	206,557	240,770
Property and equipment, net	8,497	9,672
Intangible assets, net	2,720	2,638
Goodwill	84,444	83,171
Long-term investments	—	3,598
Deferred tax assets, net	159	159
Other assets	3,238	2,962

Total assets	$305,615	$342,970

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,905	$3,327
Accrued compensation	9,872	17,870
Accrued expenses	16,647	35,427
Deferred revenue	123,106	146,012

Total current liabilities	151,530	202,636
Long term liabilities	2,347	2,405
Commitments and contingencies (Note 12)
Stockholders’ equity:
Ordinary shares, €0.11 par value: 250,000,000 shares authorized; 110,443,212 and 109,255,366 shares issued at April 30, 2007 and January 31, 2007, respectively	12,212	12,039
Additional paid-in capital	579,771	573,394
Treasury stock, at cost, 6,533,884 ordinary shares	(24,524)	(24,524)
Accumulated deficit	(414,174)	(421,661)
Accumulated other comprehensive loss	(1,547)	(1,319)

Total stockholders’ equity	151,738	137,929

Total liabilities and stockholders’ equity	$305,615	$342,970

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(UNAUDITED, IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	THREE MONTHS ENDED
	April 30,
	2007	2006
Revenue	$57,140	$54,653
Cost of revenue – amortization of intangible assets	198	1,732
Cost of revenue (1)	6,828	6,451

Gross profit	50,114	46,470
Operating expenses:
Research and development (1)	10,242	9,965
Selling and marketing (1)	22,548	23,257
General and administrative (1)	7,128	7,280
Amortization of intangible assets	579	416
Restructuring	34	—
Restatement – SEC investigation	872	252

Total operating expenses	41,403	41,170

Operating income	8,711	5,300
Other income / (expense), net	(26)	10
Interest income	1,501	805
Interest expense	(51)	(66)

Income before provision for income taxes	10,135	6,049
Provision for income taxes	2,646	1,996

Net income	$7,489	$4,053

Net income per share (Note 10):
Basic	$0.07	$0.04

Basic weighted average shares outstanding	103,277,076	101,037,377

Diluted	$0.07	$0.04

Diluted weighted average shares outstanding	107,065,456	102,888,751

(1)	Stock-based compensation included in cost of revenue and operating expenses:

	THREE MONTHS ENDED
	April 30,
	2007	2006
Cost of revenue	$17	$6
Research and development	208	383
Selling and marketing	498	769
General and administrative	633	623
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, IN THOUSANDS)

	THREE MONTHS ENDED
	APRIL 30,
	2007	2006
Cash flows from operating activities:
Net income	$7,489	$4,053
Adjustments to reconcile net income to net cash provided by operating activities -
Stock-based compensation	1,356	1,781
Depreciation and amortization	1,667	1,484
Amortization of intangible assets	777	2,148
Recovery of bad debts	(32)	(303)
Provision for income tax — non-cash	1,875	1,754
Changes in current assets and liabilities, net of acquisition:
Accounts receivable, net	43,832	38,546
Prepaid expenses and other current assets	2,705	2,625
Accounts payable	(1,585)	(1,541)
Accrued expenses, including long-term	(27,470)	(12,949)
Deferred revenue	(24,861)	(19,507)

Net cash provided by operating activities	5,753	18,091
Cash flows from investing activities:
Purchases of property and equipment	(433)	(1,270)
Cash used in purchase of business, net of cash acquired	(3,933)	—
Purchases of investments	—	(24,509)
Maturity of investments	24,619	8,370
Release of restricted cash, net	15,865	132

Net cash provided / (used in) provided by investing activities	36,118	(17,277)
Cash flows from financing activities:
Exercise of stock options	4,106	605
Proceeds from employee stock purchase plan	1,088	1,703

Net cash provided by financing activities	5,194	2,308
Effect of exchange rate changes on cash and cash equivalents	972	406

Net increase in cash and cash equivalents	48,037	3,528
Cash and cash equivalents, beginning of period	48,612	51,937

Cash and cash equivalents, end of period	$96,649	$55,465

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
2. BASIS OF PRESENTATION
The accompanying, unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all material adjustments (consisting only of those of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of April 30, 2007 and the results of its operations and cash flows for the three months ended April 30, 2007 and 2006. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.
Certain reclassifications have been made to the consolidated financial statements for the period ended April 30, 2006 to conform to current year classifications. Included in cost of revenues is amortization of intangible assets, related to acquired technology and capitalized software development costs, of approximately $1.7 million for the three months ended April 30, 2006. These costs were previously recorded within operating expense under the caption “amortization of intangible assets.”
3. CASH, CASH EQUIVALENTS, RESTRICTED CASH AND INVESTMENTS
     The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. At April 30, 2007 and January 31, 2007, cash equivalents consisted mainly of commercial paper. The Company considers the cash held in certificates of deposit with a commercial bank (i) to secure certain facility leases and (ii) to secure funds to defend named former executives and board members of SmartForce PLC for actions arising out of the SEC investigation to be restricted cash. At April 30, 2007, the Company had approximately $4.2 million of restricted cash: approximately $3.2 million is held voluntarily to defend named former executives and board members of SmartForce PLC for actions arising out of the SEC investigation and litigation related to the 2002 securities class action and approximately $1.0 million is held to secure certain facilities leases. In the quarter ended April 30, 2007, the Company made the final payment of the 2002 securities class action settlement for approximately $15.5 million, which had previously been recorded as restricted cash.
The Company accounts for certain investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115). Under SFAS No. 115, securities that the Company does not intend to hold to maturity or for trading purposes are reported at market value, and are classified as available- for-sale. At April 30, 2007, the Company’s investments were classified as available for sale and had an average maturity of approximately 79 days. These investments are classified as current assets or long-term investments in the accompanying condensed consolidated balance sheets based upon maturity date.
4. REVENUE RECOGNITION
The Company generates revenue from the license of products and services and from providing hosting/application service provider services (ASP).

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
The Company provides professional services, including instructor led training, customized content, websites, and implementation services. If the Company determines that the professional services are not separable from an existing customer arrangement, revenue from these services is recognized over the existing contractual terms with the customer; otherwise the Company typically recognizes professional service revenue as the services are performed.
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
5. ACCOUNTING FOR SHARE-BASED COMPENSATION
The Company has several share-based compensation plans under which employees, officers, directors and consultants may be granted options to purchase the Company’s ordinary shares, generally at the market price on the date of grant. The options become exercisable over various periods, typically four years, and have a maximum term of up to ten years. As of April 30, 2007, 2,663,263 ordinary shares remain available for future grant under the Company’s share option plans. Please see Note 9 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K as filed with the SEC on April 13, 2007 for a detailed description of the Company’s share option plans.
A summary of share option activity under the Company’s plans during the three months ended April 30, 2007 is as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
Share Options	Shares	Exercise Price	Term (Years)	(in thousands)
Outstanding, January 31, 2007	20,188,177	$7.48	5.74
Granted	—	—
Exercised	(867,829)	4.08
Cancelled	(146,916)	11.32

Outstanding, April 30, 2007	19,173,432	$7.60	5.23	$40,382

Exercisable, April 30, 2007	13,377,182	$8.14	4.66	$30,388

Vested and Expected to Vest, April 30, 2007 (1)	18,132,555	$7.67	0.40	$38,601

(1)	This represents the number of vested options as of April 30, 2007 plus the number of unvested options as of April 30, 2007 expected to vest adjusted for an estimated forfeiture rate of 11.6%. The company recognizes expense incurred under SFAS 123(R) on a straight line basis. Due to the Company’s vesting schedule, expense is incurred on options that have not yet vested but which are expected to vest in a future period. The options for which expense has been incurred but have not yet vested are included above as options expected to vest.
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the shares on April 30, 2007 of $8.07 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on April 30, 2007.
There were no options granted during the three months ended April 30, 2007. The total intrinsic value of options exercised during the three months ended April 30, 2007 and 2006 was approximately $3.1 million and $274,000, respectively.
6. ACQUISITIONS
On February 9, 2007, the Company acquired the assets of Targeted Learning Corporation (TLC), an on-line video library business, for approximately $4.1 million in cash plus liabilities assumed of $0.8 million. Additional consideration of up to $0.5 million is payable to the shareholders of TLC at various times prior to February 2008 contingent upon achievement of certain integration milestones. As of April 30, 2007, $0.1 million of this contingent consideration had been paid. The acquisition resulted in allocations of the purchase price to goodwill and identified intangible assets of $3.2 million and $0.9 million, respectively. Intangible assets consist of internally developed software, comprised of learning content valued at $510,000, which will be amortized over a period of 4 years, customer contracts and relationships valued at $330,000, which will be amortized over 3 years and the TLC Tradename valued at $20,000 which will be amortized over 2 years. Useful lives were determined based on Company estimates. The historical results of operations for TLC were not material to the results of operations of the Company.
7. SPECIAL CHARGES
MERGER AND EXIT COSTS
Activity in the Company’s merger and exit costs, which are included in accrued expenses (see Note 14) and long-term liabilities, was as follows (in thousands):

	EMPLOYEE
	SEVERANCE AND	CLOSEDOWN OF
	RELATED COSTS	FACILITIES	OTHER	TOTAL
Merger and exit accrual January 31, 2007	$878	$2,278	$121	$3,277
Payments made during the three months ended April 30, 2007	—	(50)	—	(50)

Merger and exit accrual April 30, 2007	$878	$2,228	$121	$3,227

The Company anticipates that the remainder of the merger and exit accrual will be paid out by April 2011 as follows (in thousands):

Year ended January 31,
2008 (remaining 9 months)	$1,751
2009	493
2010	332
2011	651

Total	$3,227

RESTRUCTURING
Activity in the Company’s restructuring accrual was as follows (in thousands):

	EMPLOYEE
	SEVERANCE AND	CONTRACTUAL
	RELATED COST	OBLIGATIONS	TOTAL
Total restructuring accrual as of January 31, 2007	$88	$1,333	$1,421
Payments made during the three months ended April 30, 2007	(105)	(67)	(172)
Restructuring charge for the three months ended April 30, 2007	34	—	34

Total restructuring accrual as of April 30, 2007	$17	$1,266	$1,283

The Company anticipates that the remainder of the restructuring accrual will be paid out by January 2010 as follows (in thousands):

Year ended January 31,
2008 (remaining 9 months)	$521
2009	394
2010	368

Total	$1,283

8. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets are as follows (in thousands):

	APRIL 30, 2007			JANUARY 31, 2007
	GROSS		NET	GROSS		NET
	CARRYING	ACCUMULATED	CARRYING	CARRYING	ACCUMULATED	CARRYING
	AMOUNT	AMORTIZATION	AMOUNT	AMOUNT	AMORTIZATION	AMOUNT
Internally developed software/courseware	$28,767	$28,035	$732	$28,257	$27,836	$421
Customer contracts	13,348	12,278	1,070	13,018	11,701	1,317
Trademarks and trade names	925	7	918	905	5	900

	43,040	40,320	2,720	42,180	39,542	2,638
Goodwill	84,444	—	84,444	83,171	—	83,171

	$127,484	$40,320	$87,164	$125,351	$39,542	$85,809

The change in goodwill at April 30, 2007 from the amount recorded at January 31, 2007 was due primarily to the goodwill acquired as a result of the purchase of TLC as well as the Company’s utilization of the tax benefit of net operating loss carryforwards assumed as part of the Merger.

Total
Gross carrying amount of goodwill, January 31, 2007	$83,171
Utilization of tax benefit	(1,875)
Acquisition of TLC	3,233
Other	(85)

Gross carrying amount of goodwill, April 30, 2007	$84,444

Amortization expense for the remainder of fiscal 2008 and the following fiscal years is expected to be as follows (in thousands):

Amortization
Fiscal Year	Expense
2008	$1,095
2009	360
2010	238
2011	127

Total	$1,820

The Company will be conducting its annual impairment test of goodwill for fiscal 2008 in the fourth quarter.
9. COMPREHENSIVE INCOME/(LOSS)
SFAS No. 130, “Reporting Comprehensive Income,” requires disclosure of all components of comprehensive income/(loss) on an annual and interim basis. Comprehensive income/(loss) is defined as the change in equity of a business enterprise during a period resulting from transactions, other events and circumstances related to non-owner sources. Comprehensive income for the three months ended April 30, 2007 and 2006 was as follows (in thousands):

	THREE MONTHS ENDED
	APRIL 30,
	2007	2006
Comprehensive income:
Net income	$7,489	$4,053
Other comprehensive income/(loss) -
Foreign currency adjustment	(150)	(298)
Unrealized (losses)/gains on available-for-sale securities	(78)	76

Comprehensive income	$7,261	$3,831

Accumulated other comprehensive income as of April 30, 2007 and January 31, 2007 was as follows (in thousands):

	AS OF	AS OF
	APRIL 30,	JANUARY 31,
	2007	2007
Unrealized holding gains/(losses)	$(11)	$67
Foreign currency adjustment	(1,536)	(1,386)

Total accumulated other comprehensive loss	$(1,547)	$(1,319)

10. NET INCOME PER SHARE
Basic net income per share was computed using the weighted average number of shares outstanding during the period. Diluted net income per share was computed by giving effect to all dilutive potential shares outstanding. The weighted average number of shares outstanding used to compute basic net income per share and diluted net income per share was as follows:

	THREE MONTHS ENDED
	APRIL 30,
	2007	2006
Basic weighted average shares Outstanding	103,277,076	101,037,377
Effect of dilutive shares outstanding	3,788,380	1,851,374

Weighted average common shares outstanding, as adjusted	107,065,456	102,888,751

The following share equivalents have been excluded from the computation of diluted weighted average shares outstanding for the three months ended April 30, 2007 and 2006, respectively, as they would be anti-dilutive:

	THREE MONTHS ENDED
	APRIL 30,
	2007	2006
Options excluded	15,385,052	14,112,294
11. INCOME TAXES
The Company operates as a holding company with operating subsidiaries in several countries, and each subsidiary is taxed based on the laws of the jurisdiction in which it operates.
The Company has significant net operating loss (NOL) carryforwards, some of which are subject to potential limitations based upon the change in control provisions of Section 382 of the United States Internal Revenue Code.
The provision for income tax in the three months ended April 30, 2007 was approximately $2.6 million. Of this amount, approximately $1.9 million relates to the expected utilization of acquired NOL carryforwards, which does not alleviate tax burden in the statement of income and is recorded as an adjustment to goodwill. The $1.9 million of utilized acquired NOL carryforwards do not require cash payments to the taxing authorities. In addition, there is income generated in foreign countries that cannot be offset through NOL carryforwards.
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on February 1, 2007. On the date of adoption of FASB Interpretation No. 48, the Company had total unrecognized tax benefits of approximately $3.6 million (including interest and penalties of $1.1 million) that, if recognized, would impact the Company’s effective tax rate. At April 30, 2007 the Company had $4.0 million of unrecognized tax benefits. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense. As of April 30, 2007 the Company had approximately $0.4 million of accrued interest related to uncertain tax positions.
The Company conducts business globally and, as a result, the Company and its subsidiaries file income tax returns in the U.S. and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including but not limited to such major jurisdictions as Canada, the United Kingdom and the United States. With few exceptions, the Company is no longer subject to U.S. and international income tax examinations for years before 2002.
12. COMMITMENTS AND CONTINGENCIES
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
The Company is not a party to any other material legal proceedings.

From time to time, the Company is a party to or may be threatened with other litigation in the ordinary course of its business. The Company regularly analyzes current information, including, as applicable, the Company’s defenses and insurance coverage and, as necessary, provides accruals for probable and estimable liabilities for the eventual disposition of these matters.
13. DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE
The Company previously viewed its operations and managed its business as principally two operating segments: multi modal learning (MML) and Retail Certification. However, on April 29, 2005, the Company sold certain assets and transferred certain liabilities related to its Retail Certification business and incurred a $608,000 loss on disposition in fiscal 2006. For fiscal 2008 the Retail Certification business will not generate material revenue or activity and as a result management has determined that the Company operates only in the MML business segment.
The following table set forth the Company’s segment information for the fiscal quarter ended April 30, 2006:

	Quarter Ended April 30, 2006
	Multi-Modal	Retail Certification	Combined
		(In thousands)
Revenue	$52,922	$1,731	$54,653
Net income	$3,980	$73	$4,053
The Company attributes revenues to different geographical areas on the basis of the location of the customer. Revenues by geographical area for the three month periods ended April 30, 2007 and 2006 were as follows (in thousands):

	THREE MONTHS ENDED
	APRIL 30,
	2007	2006
Revenue:
United States	$43,819	$42,864
United Kingdom	6,941	6,061
Canada	2,553	2,361
Europe, excluding UK	393	523
Australia/New Zealand	2,762	2,238
Other	672	606

Total revenue	$57,140	$54,653

Long-lived tangible assets at non — US locations are not significant.
14. ACCRUED EXPENSES
Accrued expenses in the accompanying condensed combined balance sheets consisted of the following (in thousands):

	APRIL 30, 2007	JANUARY 31, 2007
Course development fees	1,775	1,860
Professional fees	2,299	2,639
Accrued payables	380	415
Accrued miscellaneous taxes	377	385
Accrued merger related costs*	1,915	1,892
Sales tax payable/VAT payable	2,967	4,405
Accrued royalties	3,830	3,693
Accrued litigation settlements	—	15,250
Accrued restructuring	528	659
Other accrued liabilities	2,576	4,229

Total accrued expenses	$16,647	$35,427

*	Includes $1,406 and $1,188 of accrued payroll income taxes in April 30, 2007 and January 31, 2007, respectively.

15. LETTER OF CREDIT
The Company had an outstanding letter of credit of $15.5 million, which expired on April 17, 2007 as a result of the final payment of the 2002 securities class action lawsuit. The letter of credit was subject to a commission fee of 0.75% as well as administrative costs. The Company paid approximately $33,000 in letter of credit fees in the three months ended April 30, 2007.
16. SHARE REPURCHASE PROGRAM
On March 23, 2006, the Company’s shareholders approved a program for the repurchase by the Company of up to an aggregate of 3,500,000 ADSs. Currently, none of these shares have been repurchased and 3,500,000 remain available for repurchase, subject to certain limitations, under the shareholder approved repurchase program. On May 14, 2007, in connection with the closing of the NETg acquisition, the Company entered into a Credit Agreement that contains customary negative covenants that place limitations on the repurchase of the Company’s shares.
17. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company is currently analyzing the effect, if any, SFAS No. 157 will have on its consolidated financial position and results of operations.
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
18. SUBSEQUENT EVENTS
On October 25, 2006 the Company signed a definitive agreement to acquire Thomson NETg from The Thomson Corporation and the Company closed the acquisition on May 14, 2007. Under the terms of the agreement the Company paid approximately $270 million in cash to Thomson, subject to customary post-closing adjustments. In connection with the closing of the Thomson NETg acquisition, the Company and its subsidiary SkillSoft Corporation entered into a Credit Agreement with Credit Suisse, as agent, and certain other parties. The Credit Agreement provides for a $225 million senior secured credit facility comprised of a $200 million term loan facility and a $25 million revolving credit facility. Proceeds of the Credit Agreement were used to finance the Thomson NETg acquisition and for general corporate purposes. In connection with the Thomson NETg acquisition, SkillSoft Corporation borrowed the entire $200 million available under the term loan facility. The term loan bears interest at a rate per annum equal to, at the Company’s election, (i) an alternative base rate plus a margin of 1.75% or (ii) adjusted LIBOR plus a margin of 2.75%, and revolving loans bear interest at a rate per annum equal to, at the Company’s election, (i) an alternative base rate plus a margin of 1.50% to 1.75% or (ii) adjusted LIBO plus a margin of 2.50% to 2.75%. The alternative base rate is the greater of Credit Suisse’s prime rate and the federal funds effective rate plus 0.50%. Overdue amounts under the Credit Agreement bear interest at a rate per annum equal to 2.00% plus the rate otherwise applicable to such loan.
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
We account for software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” which requires the capitalization of certain computer software development costs incurred after technological feasibility is established. No software development costs incurred during the first quarter of fiscal 2008 met the requirements for capitalization in accordance with SFAS No. 86.
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
BUSINESS OUTLOOK
At this time, we are not in a position to share financial guidance on the combined operations of SkillSoft and NETg for fiscal 2008 or the second quarter of fiscal 2008 ending July 31, 2007. We are currently focused on validating our restructuring assumptions and developing a more comprehensive understanding as to how we will be able to leverage the strengths of both organizations while eliminating redundancy and underperforming operations and assets. We expect to complete our review of NETg operations and be in a position to provide financial targets for the remainder of fiscal 2008 no later than our earnings release for the fiscal 2008 second quarter ending July 31, 2007.

In the three months ended April 30, 2007, we generated revenue of $57.1 million, an increase of $2.4 million compared to the revenue generated in the three months ended April 30, 2006 of $54.7 million. We reported net income in the three months ended April 30, 2007 of $7.5 million, an increase of $3.4 million compared to the net income generated in the three months ended April 30, 2006 of $4.1 million.
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
During fiscal 2007, we continued to focus on revenue and earnings growth primarily by acquiring new customers, continuing to execute on our new product and telesales distribution initiatives, and by making a higher priority the evaluation of merger and acquisition opportunities that could contribute to our long-term objectives. As a result of this focus, on October 25, 2006, we signed a definitive agreement to acquire Thomson NETg from The Thomson Corporation and we closed the acquisition on May 14, 2007. Under the terms of the agreement we paid approximately $270 million in cash to Thomson, subject to customary post-closing adjustments. Approximately $200 million of the purchase price was funded through bank financing with Credit Suisse. The acquisition is expected to add to our existing offerings through the addition of complementary Thomson NETg offerings such as live virtual instructor-led training, blended learning, learning content and custom development services among others. The acquisition supports our overall strategy to continually increase the quality, breadth and flexibility of the learning solutions we can make available to our corporate, government, education and small-to-medium size business customers. Also, the addition of Thomson NETg’s capabilities strengthens our ability to compete for a greater share of the $13.2 billion corporate training market that includes many larger players with more comprehensive product offerings. In addition to our acquisition of Thomson NETg, we acquired Targeted Learning Corporation (TLC) on February 9, 2007. Under the terms of the acquisition, we paid approximately $4.1 million in cash to acquire TLC. Additional consideration of up to $500,000 is payable to the shareholders of TLC upon achievement of certain integration milestones prior to February 2008. The acquisition provides us with a new offering that includes an on-line library of over 300 video-based programs featuring organizational and leadership experts, CEOs and best-selling authors. Programs range in length from two minutes to two hours, and much of this content is presented as 3 to 5 minute segments, or Quick Talks, for easy access. Selected programs as indicated on the course profile page are available for offline use with portable devices that support video, including the Apple iPod®. Users can search the content by Leadership Model category or by title, speaker/author or topic. This product offers many of the same financial and operating characteristics as our business model, including an annual recurring subscription-based licensing model for access to its video-based resource library to be sold through our direct sales force, complemented by resellers and telesales.
CRITICAL ACCOUNTING POLICIES
We believe that our critical accounting policies are those related to revenue recognition, amortization of intangible assets and impairment of goodwill, share-based compensation, deferral of commissions, restructuring charges, legal contingencies and income taxes. We believe these accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require application of significant judgment by our management. In applying these policies, management uses its judgment in making certain assumptions and estimates. Our critical accounting policies are more fully described under the heading “Critical Accounting Policies” in Note 2 of the Notes to the Consolidated Financial Statements and under “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K as filed with the SEC on April 13, 2007. The policies set forth in our Form 10-K have not changed, except that the critical accounting policy for income taxes, which follows, is being modified as of this report as a result of the adoption of FASB Interpretation (FIN) 48 in July 2006.
In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes”, which is an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from SFAS No. 5, “Accounting for Contingencies.” FIN 48 is effective for fiscal years beginning after December 15, 2006. We implemented this interpretation in the fiscal year starting February 1, 2007. We have completed our preliminary assessment regarding the effect of the implementation of FIN 48 and have determined that the adoption of FIN 48 will not have a material impact on our consolidated financial position or results of operations.
As a result of the implementation of FIN 48, we recognized a $0.4 million increase in our liability for unrecognized tax benefits. On the date of adoption of FASB Interpretation No. 48, we had total unrecognized tax benefits of approximately $3.6 million (including interest and penalties of $1.1 million) that, if recognized, would impact our effective tax rate. At April 30, 2007 we have $4.0 million of unrecognized tax benefits. We recognize interest and penalties accrued related to unrecognized tax benefits as income tax expense. As of April 30, 2007 we had approximately $0.4 million of accrued interest related to uncertain tax positions.
RESULTS OF OPERATIONS
THREE MONTHS ENDED APRIL 30, 2007 VERSUS THREE MONTHS ENDED APRIL 30, 2006

	Three Months Ended April 30,
	Dollar	Percent Change	Percentage
	Increase/(Decrease)	Increase/(Decrease)	of Revenue
	2006/2007	2006/2007	2007	2006
	(In thousands)
Revenue	$2,487	5%	100%	100%
Cost of revenue	377	6%	12%	12%
Cost of revenue — amortization of intangible assets	(1,534)	(89)%	—	3%

Gross profit	3,644	8%	88%	85%

Research and development	277	3%	18%	18%
Selling and marketing	(709)	(3)%	39%	43%
General and administrative	(152)	(2)%	12%	13%
Amortization of intangible assets	163	39%	1%	1%
Restructuring	34	*	—	—
Restatement – SEC investigation	620	246%	2%	—

Total operating expenses	233	1%	72%	75%

Operating income	3,411	64%	15%	10%

Other income/(expense), net	(36)	*	—	—
Interest income	696	86%	3%	1%
Interest expense	15	(23)%	—	—

Income before provision for income taxes	4,086	68%	18%	11%
Provision for income taxes	650	33%	5%	4%

Net income	$3,436	85%	13%	7%

*	Not meaningful
REVENUE

	QUARTERS ENDED APRIL 30,
(IN THOUSANDS)	2007	2006	CHANGE
Revenue:
Multi-Modal Learning	$56,927	$52,922	$4,005
Retail Certification	213	1,731	(1,518)

Total	$57,140	$54,653	$2,487

The sale of certain assets related to SmartCertify, our Retail Certification business, resulted in a reduction in revenue of $1.5 million in our Retail Certification business for the three months ended April 30, 2007 as compared to the three months ended April 30, 2006. This reduction was more than offset by an 8% increase in MML revenue primarily due to growth in sales of our informal learning product lines and additional revenue earned under agreements with third party resellers of our products. We expect revenue from our Retail Certification business to be approximately $0.2 million in fiscal 2008 as compared to $5.0 million in fiscal 2007. We expect this decrease in revenue to be more than offset in fiscal 2008 by increased MML revenue generated from existing customers, new business, including additional revenue anticipated from the acquisitions of TLC in February 2007 and NETg in May 2007 and the telesales distribution operation focusing on small and mid-sized businesses.

	QUARTERS ENDED APRIL 30,
(IN THOUSANDS)	2007	2006	CHANGE
Revenue:
United States	$43,819	$42,864	$955
International	13,321	11,789	1,532

Total	$57,140	$54,653	$2,487

Revenue increased by 2% and 13% in the United States and internationally, respectively, in the three months ended April 30, 2007 as compared to the three months ended April 30, 2006. The reduction in Retail Certification revenue, which is primarily earned in the United States, was more than offset by an 8% increase in MML revenue globally, primarily due to growth in sales of our informal learning product lines and additional revenue earned under agreements with third party resellers of our products.
We exited the fiscal year ended January 31, 2007 with non-cancelable backlog of approximately $181 million compared to $171 million at January 31, 2006. This amount is calculated by combining the amount of deferred revenue at each fiscal year end with the amounts to be added to deferred revenue throughout the next twelve months from billings under committed customer contracts and determining how much of these amounts are scheduled to amortize into revenue during fiscal 2008. The amount scheduled to amortize into revenue during fiscal 2008 is disclosed as “backlog” as of January 31, 2007. Amounts to be added to deferred revenue during fiscal 2008 include subsequent installment billings for ongoing contract periods as well as billings for new or continuing contracts. As a result of the previously described sale of certain assets related to SmartCertify, the balance of non-cancelable backlog at January 31, 2007 reflects a reduction of approximately $5.0 million in SmartCertify backlog when compared to January 31, 2006, and SmartCertify will not contribute new contracts during fiscal 2008. We have included this non-GAAP disclosure due to the fact that it is directly related to our subscription based revenue recognition policy. This is a key business metric, which factors into our forecasting and planning activities and provides visibility into fiscal 2008 revenue.
COSTS AND EXPENSES
The increase in cost of revenue in the three months ended April 30, 2007 versus the three months ended April 30, 2006 was primarily due to increased revenue from our royalty-bearing Books24x7 Referenceware offerings.
The decrease in cost of revenue — amortization of intangible assets in the three months ended April 30, 2007 versus the three months ended April 30, 2006 was primarily due to certain intangible assets related to capitalized software development costs and technology acquired in business combinations becoming fully amortized during the previous fiscal year.
The increase in research and development expenses in the three months ended April 30, 2007 versus the three months ended April 30, 2006 was primarily due to an increase of $0.4 million related to our new Leadership Development Channel (LDC) operations for video content development acquired from TLC, which was partially offset by a reduction of $0.2 million in stock based compensation.
The decrease in selling and marketing expenses in the three months ended April 30, 2007 versus the three months ended April 30, 2006 was primarily due to a decrease of $0.3 million of stock-based compensation expense, as well as a reduction in consulting expense of $0.3 million.
The decrease in general and administrative expenses in the three months ended April 30, 2007 versus the three months ended April 30, 2006 was primarily due to a decrease of $0.4 million in business systems software development expense.
The increase in amortization of intangible assets in the three months ended April 30, 2007 versus the three months ended April 30, 2006 was primarily due to the amortization of intangible assets acquired as a result of the TLC acquisition.
Restatement — SEC investigation charges increased in the three months ended April 30, 2007 versus the three months ended April 30, 2006 due to an increase in legal expenses related to the ongoing SEC investigation as a result of the recent notification from the SEC of its informal inquiry into the pre-merger option granting practices at SmartForce.

OTHER EXPENSE, NET
The change in other income/(expense), net in the three months ended April 30, 2007 versus the three months ended April 30, 2006 was primarily due to foreign currency fluctuations. Due to our multi-national operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies used in our business.
INTEREST INCOME
The increase in interest income in the three months ended April 30, 2007 versus the three months ended April 30, 2006 was primarily due to more funds being available for investment and higher interest rates on our cash and cash equivalents and investments.
PROVISION FOR INCOME TAXES
We are using an effective tax rate of 22.5%, exclusive of any discrete charges, for fiscal 2008 compared to 33.0% for fiscal year 2007. The decrease in the rate reflects our increased utilization of operational NOL carryforwards in the U.S. in fiscal 2008 (as opposed to acquired NOL carryforwards in fiscal 2007). For the three months ended April 30, 2007, the effective tax rate was higher then the Irish statutory tax rate of 12.5% due primarily to earnings in higher tax jurisdictions outside of Ireland. The effective tax rate of 22.5% for fiscal 2008 does not contemplate the impact of the NETg acquisition and may be subject to material change.
LIQUIDITY AND CAPITAL RESOURCES
As of April 30, 2007, our principal source of liquidity was our cash and cash equivalents and short-term investments, which totaled $131.0 million. This compares to $104.1 million at January 31, 2007.
Net cash provided by operating activities of $5.8 million for the three months ended April 30, 2007 was primarily due to net income of $7.5 million, which included the impact of non-cash expenses for depreciation and amortization and amortization of intangible assets of $2.4 million, share-based compensation expense of $1.4 million and non-cash income tax provision of $1.9 million. Net cash provided by operating activities was also a result of a decrease in accounts receivable of $43.8 million. These amounts were partially offset by a decrease in accrued expenses of $27.5 million as well as a decrease in deferred revenue of $24.9 million. These decreases in accounts receivable, accrued expenses and deferred revenue are primarily a result of the seasonality of our operations, with the fourth quarter of our fiscal year historically generating the most activity.
Net cash provided by investing activities was $36.1 million for the three months ended April 30, 2007, which includes the maturity of investments generating a cash inflow of approximately $24.6 million in the three months ended April 30, 2007. In addition, approximately $15.9 million of cash was released from restricted cash as a result of making the final payment related to the settlement of the 2002 class action lawsuit. Prior to making that payment, we were required to place a restriction on this cash to secure an outstanding letter of credit of $15.5 million. These inflows were partially offset by cash used to acquire TLC of $3.9 million.
Net cash provided by financing activities was $5.2 million for the three months ended April 30, 2007. This was the result of proceeds we received from the exercise of share options under our various share option programs and share purchases under our 2004 Employee Share Purchase Plan.
We had working capital of approximately $55.0 million as of April 30, 2007 and approximately $38.1 million as of January 31, 2007. The increase in our working capital was primarily due to our net income of $7.5 million, which includes non-cash charges for depreciation and amortization of $2.4 million, share-based compensation expense of $1.4 million and a non-cash provision for income tax of $1.9 million. Additionally, the increase included $5.2 million of proceeds from the exercise of share options and share purchases under our 2004 Employee Share Purchase Plan as well as the maturity of long-term investments of $3.6 million. The impact of these items was partially offset by cash used to acquire TLC of $3.9 million and the purchase of property and equipment of $0.4 million.
As of January 31, 2007, we had U.S. federal net operating loss (NOL) carryforwards of approximately $284.2 million. These NOL carryforwards, which are subject to potential limitations based upon change in control provisions of Section 382 of the Internal Revenue Code, are available to reduce future taxable income, if any, through 2025. Included in the $284.2 million are approximately $157.1 million of U.S. NOL carryforwards that were acquired in the Merger and the purchase of Books. We will realize the benefits of these acquired NOL carryforwards through reductions to goodwill and non-goodwill intangibles. Also included in the $284.2 million at January 31, 2007 is approximately $31.3 million of NOL carryforwards in the United States resulting from disqualifying dispositions. We will realize the benefit of these losses through increases to shareholder’s equity in the periods in which the losses are utilized to reduce tax payments. We also acquired $365,000 of U.S. tax credit carryforwards in the Merger and the purchase of Books. As with the acquired NOL carryforwards, we will realize the benefits of these credit carryforwards through reductions to goodwill and non-goodwill intangibles. Additionally, we had approximately $93.5 million of NOL carryforwards in jurisdictions outside of the U.S. If not utilized, these NOL carryforwards expire at various dates through the year ending January 31, 2025. In addition, included in the $93.5 million is approximately $88.1 million of NOL carryforwards in jurisdictions outside the U.S. acquired in the Merger and the purchase of Books. We will realize the benefits of these acquired NOL carryforwards through reductions to goodwill and non-goodwill intangibles. We also had U.S. federal tax credit carryforwards of approximately $6.8 million at January 31, 2007.
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

On February 9, 2007, we acquired the assets of TLC for approximately $4.1 million with an additional consideration of up to $0.5 million payable to the shareholders of TLC upon achievement of certain integration milestones prior to February 2008.
We used approximately $79 million of our cash on May 14, 2007 for the purchase price and related expenses of the NETg acquisition. In connection with the closing of the Thomson NETg acquisition, we and our subsidiary SkillSoft Corporation entered into a Credit Agreement with Credit Suisse, as agent, and certain other parties. The Credit Agreement provides for a $225 million senior secured credit facility comprised of a $200 million term loan facility and a $25 million revolving credit facility. Proceeds of the Credit Agreement were used to finance the Thomson NETg acquisition and for general corporate purposes. In connection with the Thomson NETg acquisition, SkillSoft Corporation borrowed the entire $200 million available under the term loan facility. The term loan bears interest at a rate per annum equal to, at our election, (i) an alternative base rate plus a margin of 1.75% or (ii) adjusted LIBOR plus a margin of 2.75%, and revolving loans bear interest at a rate per annum equal to, at our election, (i) an alternative base rate plus a margin of 1.50% to 1.75% or (ii) adjusted LIBO plus a margin of 2.50% to 2.75%. The alternative base rate is the greater of Credit Suisse’s prime rate and the federal funds effective rate plus 0.50%. Overdue amounts under the Credit Agreement bear interest at a rate per annum equal to 2.00% plus the rate otherwise applicable to such loan.
We are required to pay the lenders a commitment fee at a rate per annum of 0.50% on the average daily unused amount of the revolving credit facility commitments of the lenders during the period for which payment is made, payable quarterly in arrears. The term loan is payable in 24 consecutive quarterly installments of (i) $500,000 in the case of each of the first 23 installments, on the last day of each of September, December, March, and June commencing September 30, 2007 and ending on March 31, 2013, and (ii) the balance due on May 14, 2013. The revolving credit facility terminates on May 14, 2012, at which time all outstanding borrowings under the revolving credit facility are due. We may optionally prepay loans under the Credit Agreement at any time, without penalty. The loans are subject to mandatory prepayment in certain circumstances.
The Credit Agreement contains customary representations and warranties as well as affirmative and negative covenants. Affirmative covenants include, among others, with respect to us and our subsidiaries, maintenance of existence, financial and other reporting, payment of obligations, maintenance of properties and insurance, maintenance of a credit rating, and interest rate protection. Negative covenants include, among others, with respect to us and our subsidiaries, limitations on incurrence or guarantees of indebtedness, limitations on liens, limitations on sale and lease-back transactions, limitations on investments, limitations on mergers, consolidations, asset sales and acquisitions, limitations on dividends, share redemptions and other restricted payments, limitations on affiliate transactions, limitations on hedging transactions, and limitations on capital expenditures. The Credit Agreement also includes a leverage ratio covenant and an interest coverage ratio covenant (the ratio of our consolidated EBITDA to our consolidated interest expense as calculated pursuant to the Credit Agreement).
The Credit Agreement contains customary events of default, including, among others, inaccuracy of representations and warranties in any material respect, non-payment of principal, interest or other amounts when due, violation of covenants, cross-defaults with other material indebtedness, certain undischarged judgments, the occurrence of certain ERISA or bankruptcy or insolvency events and the occurrence of a Change in Control (as defined in the Credit Agreement). Upon the occurrence and during the continuance of an event of default under the Credit Agreement, the lenders may declare the loans and all other obligations under the Credit Agreement immediately due and payable. A bankruptcy or insolvency event of default causes such obligations automatically to become immediately due and payable.

The loans and our other obligations under the Credit Agreement and related loan documents are secured by substantially all of our tangible and intangible assets.
In conjunction with the Credit Agreement we entered into a $160 million Hedge Contract at a rate of 5.1015% to limit our exposure to the possible fluctuations of the LIBOR. Under the terms of the Credit Agreement we are required to hedge a minimum of 50% of the Term Loan for a period of two years.
We expect to experience similar spending related to capital expenditures in the fiscal year ending January 31, 2008, as compared to the fiscal year ended January 31, 2007, excluding capital expenditures related to the acquisition of Thomson NETg. These expenditures cannot be accurately estimated at this time. In addition we will continue to invest in research and development and sales and marketing in order to execute our business plan and achieve expected revenue growth. To the extent that our execution of the business plan results in increased sales, we expect to experience corresponding increases in deferred revenue, cash flow and prepaid expenses. Capital expenditures for the fiscal year ending January 31, 2008 are expected to be approximately $6.0 to $8.0 million.
We purchased 6,533,884 shares under our shareholder approved repurchase plan during fiscal 2005 and 2006. This plan expired on March 24, 2006 with 466,116 shares remaining available for repurchase under the original plan. Our shareholders have approved the renewal and extension of the plan, and as a result we currently have the ability to purchase, subject to certain limitations, up to 3,500,000 of our outstanding shares under the approved shareholder plan. Under the plan, there are limitations on our ability to purchase shares up to this level, which include, but are not limited to, the availability of distributable profits under Irish regulations and available cash. We have also incurred additional restrictions as a result of the term loan agreement with Credit Suisse we executed as part of the Thomson NETg acquisition. We expect that the principal sources of funding for our operating expenses, capital expenditures, litigation settlement payments and other liquidity needs will be a combination of our available cash and cash equivalents and short-term investments, and funds generated from future cash flows from operating activities. We believe our current funds and expected cash flows from operating activities will be sufficient to fund our operations, including the debt repayment for at least the next 12 months. However, there are several items that may negatively impact our available sources of funds. In addition, our cash needs may increase due to factors such as unanticipated developments in our business or significant acquisitions (in addition to and including Thomson NETg). The amount of cash generated from operations will be dependent upon the successful execution of our business plan. Although we do not foresee the need to raise additional capital, any unanticipated economic or business events could require us to raise additional capital to support operations.
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
Our management uses the non-GAAP financial results internally as an alternative means for assessing our results of operations. By excluding non-cash charges such as share-based compensation, amortization of purchased intangible assets, impairment of goodwill and purchased intangible assets, management can evaluate our operations excluding these non-cash charges and can compare its results on a more consistent basis to the results of other companies in our industry. By excluding charges such as restructuring charges (benefits), our management can compare our ongoing operations to prior quarters where such items may be materially different and to ongoing operations of other companies in our industry who may have materially different one-time charges. Our management recognizes that non-GAAP financial results are not a substitute for GAAP results, but believes that non-GAAP measures are helpful in assisting them in understanding and managing our business.
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
ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of April 30, 2007, we did not use derivative financial instruments for speculative or trading purposes.

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
FOREIGN CURRENCY RISK
Due to our multi-national operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues or pay expenses and the U.S. dollar. Our expenses are not necessarily incurred in the currency in which revenue is generated, and, as a result, we are required from time to time to convert currencies to meet our obligations. These currency conversions are subject to exchange rate fluctuations, in particular changes to the value of the euro, Canadian dollar, Australian dollar, New Zealand dollar, Singapore dollar, and pound sterling relative to the U.S. dollar, which could adversely affect our business and the results of operations. During the three months ended April 30, 2007 and 2006, we incurred foreign currency exchange losses of $143,000 and $30,000, respectively.
ITEM 4. — CONTROLS AND PROCEDURES
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II
ITEM 1. — LEGAL PROCEEDINGS
SEC Investigations
See Part I Item 3 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2007 for a discussion of legal proceedings. There were no material developments in these proceedings during the quarter ended April 30, 2007.
ITEM 1A. – RISK FACTORS
Investors should carefully consider the risks described below before making an investment decision with respect to our shares. While the following risk factors have been updated to reflect developments subsequent to the filing of our Annual Report on Form 10-K for the fiscal year ended January 31, 2007, there have been no material changes to the risk factors included in that report.

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

PAST AND FUTURE ACQUISITIONS, INCLUDING THE RECENT ACQUISITION OF THOMSON NETG, MAY NOT PRODUCE THE BENEFITS WE ANTICIPATE AND COULD HARM OUR CURRENT OPERATIONS.
One aspect of our business strategy is to pursue acquisitions of businesses or technologies that will contribute to our future growth. On May 14, 2007, we acquired Thomson NETg from The Thomson Corporation. However, we may not be successful in identifying or consummating future attractive acquisition opportunities. Moreover, any acquisitions we do consummate, including the Thomson NETg acquisition, may not produce benefits commensurate with the purchase price we pay or our expectations for the acquisition. In addition, acquisitions, including the Thomson NETg acquisition, involve numerous risks, including:
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
ITEM 4. — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
ITEM 5. — OTHER INFORMATION
The Company filed Form 10-K/A with the Securities and Exchange Commission on May 31, 2007. Under Item 14 “Principal Accountant Fees and Services” the Company had stated tax fees to be $625,283 for the fiscal year ended January 31, 2007. The Company has subsequently revised its tax fees to be $713,023 for the fiscal year ended January 31, 2007. As a result the previously stated total fees of $2,517,993 are now $2,605,733.
ITEM 6. — EXHIBITS
See the Exhibit Index attached hereto.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKILLSOFT PUBLIC LIMITED COMPANY

Date: June 8, 2007	By:	/s/ Thomas J. McDonald

Thomas J. McDonald
Chief Financial Officer

EXHIBIT INDEX

2.2	Side Letter to Purchase Agreement, dated as of May 14, 2007, by and among SkillSoft Public Limited Company, SkillSoft Corporation, Thompson Learning Inc., Thomson Global Resources, T.N.H. France SARL, T.N.H. Holdings GmbH, The Thomson Corporation (Australia) Pty Ltd., and Thomson Information & Solutions Limited. (incorporated by reference to Exhibit 2.2 of SkillSoft PLC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 14, 2007 (File No. 000-25674)).

10.1	Credit Agreement, dated May 14, 2007, among the Company, SkillSoft Corporation, as borrower, Credit Suisse, as administrative agent and collateral agent, Credit Suisse Securities (USA) LLC, as sole bookrunner and sole lead arranger, Keybank National Association, as syndication agent, Silicon Valley Bank, as documentation agent, and the lenders party thereto. (incorporated by reference to Exhibit 10.1 of SkillSoft PLC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 14, 2007 (File No. 000-25674)).

10.2	Guarantee and Collateral Agreement, dated May 14, 2007, among the Company and the subsidiary guarantors party thereto. (incorporated by reference to Exhibit 10.2 of SkillSoft PLC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 14, 2007 (File No. 000-25674)).

10.3	Summary of Fiscal 2008 Executive Cash Incentive Compensation Program (incorporated by reference to Exhibit 99.1 to SkillSoft PLC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 25, 2007 (File No. 000-25674)).

31.1†	Certification of SkillSoft PLC’s Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934.

31.2†	Certification of SkillSoft PLC’s Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934.

32.1†	Certification of SkillSoft PLC’s Chief Executive Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) under the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of SkillSoft PLC’s Chief Financial Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) under the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.