Form 10-Q
period 2007-07-31
SKILLSOFT PUBLIC LIMITED CO
filed 2007-09-10
CIK 940181

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2007
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On August 31, 2007, the registrant had outstanding 111,245,599 Ordinary Shares (issued or issuable in exchange for the registrant’s outstanding American Depository Shares).

SKILLSOFT PLC
FORM 10-Q
FOR THE QUARTER ENDED JULY 31, 2007
INDEX

PART I
ITEM 1. — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SKILLSOFT PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	JULY 31,	JANUARY 31,
	2007	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,550	$48,612
Short-term investments	22,042	55,505
Restricted cash	4,009	20,095
Accounts receivable, net	86,250	94,343
Assets held for sale	8,007	—
Prepaid expenses and other current assets	21,749	22,215

Total current assets	177,607	240,770
Property and equipment, net	9,038	9,672
Intangible assets, net	40,285	2,638
Goodwill	304,007	83,171
Long-term investments	—	3,598
Deferred tax assets, net	56,183	159
Other assets	6,069	2,962

Total assets	$593,189	$342,970

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,553	$3,327
Accrued compensation	21,201	17,870
Accrued expenses	51,459	35,427
Current maturities of long-term debt	2,000	—
Liabilities of asset groups held for sale	1,838	—
Deferred revenue	143,720	146,012

Total current liabilities	223,771	202,636
Long term debt	198,000	—
Other long term liabilities	2,507	2,405

Total long term liabilities	200,507	2,405
Commitments and contingencies (Note 12)
Shareholders’ equity:
Ordinary shares, Euro 0.11 par value: 250,000,000 shares authorized; 111,207,193 and 109,255,366 shares issued at July 31, 2007 and January 31, 2007, respectively	12,326	12,039
Additional paid-in capital	584,947	573,394
Treasury stock, at cost, 6,533,884 ordinary shares	(24,524)	(24,524)
Accumulated deficit	(401,784)	(421,661)
Accumulated other comprehensive loss	(2,054)	(1,319)

Total shareholders’ equity	168,911	137,929

Total liabilities and shareholders’ equity	$593,189	$342,970

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(UNAUDITED, IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	July 31,		July 31,
	2007	2006	2007	2006
Revenue	$71,469	$55,734	$128,609	$110,387
Cost of revenue – amortization of intangible assets	1,744	1,732	1,942	3,463
Cost of revenue (1)	8,718	6,665	15,546	13,116

Gross profit	61,007	47,337	111,121	93,808
Operating expenses:
Research and development (1)	11,364	9,901	21,605	19,866
Selling and marketing (1)	23,714	23,136	46,262	46,392
General and administrative (1)	8,998	6,846	16,126	14,127
Amortization of intangible assets	3,741	411	4,320	828
Merger and integration related expenses	8,493	—	8,528	—
Restatement — SEC investigations	351	69	1,223	321

Total operating expenses	56,661	40,363	98,064	81,534

Operating income	4,346	6,974	13,057	12,274
Other expense, net	(251)	(41)	(383)	(31)
Interest income	728	1,069	2,336	1,874
Interest expense	(3,762)	(70)	(3,814)	(136)

Income before (benefit) / provision for income taxes from continuing operations	1,061	7,932	11,196	13,981
(Benefit) / provision for income taxes	(10,803)	3,107	(8,157)	5,103

Income from continuing operations	11,864	4,825	19,353	8,878

Income from operations of businesses to be disposed, net of income tax of $387	524	—	524	—

Net income	$12,388	$4,825	$19,877	$8,878

Net income per share (Note 10):
Basic – continuing operations	$0.11	$0.05	$0.19	$0.09
Basic – discontinued operations	$0.01	$—	$0.01	$—

	$0.12	$0.05	$0.19	$0.09

Basic weighted average shares outstanding	104,400,895	101,524,912	103,848,299	101,285,185

Diluted – continuing operations	$0.11	$0.05	$0.18	$0.09
Diluted – discontinued operations	$0.00	$—	$0.00	$—

	$0.11	$0.05	$0.18	$0.09

Diluted weighted average shares outstanding	108,423,593	104,050,160	107,739,609	103,460,319

(1)	Share-based compensation included in cost of revenue and operating expenses:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	July 31,		July 31,
	2007	2006	2007	2006
Cost of revenue	$48	$11	$65	$17
Research and development	225	284	433	667
Selling and marketing	369	608	867	1,377
General and administrative	631	630	1,264	1,253
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, IN THOUSANDS)

	SIX MONTHS ENDED
	JULY 31,
	2007	2006
Cash flows from operating activities from continuing operations:
Net income, continuing operations	$19,353	$8,878
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Share-based compensation	2,629	3,314
Depreciation and amortization	4,009	3,032
Amortization of intangible assets	6,262	4,291
Provision for/(recovery of) bad debts	54	(363)
Non-cash interest expense	226	—
(Benefit)/provision for income tax — non-cash	(9,164)	4,446
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable	41,818	38,802
Prepaid expenses and other current assets	4,942	5,867
Accounts payable	(50)	(1,150)
Accrued expenses, including long-term liabilities	(29,610)	(12,642)
Deferred revenue	(30,463)	(28,156)

Net cash provided by operating activities from continuing operations	10,006	26,319
Cash flows from investing activities from continuing operations:
Purchases of property and equipment	(1,888)	(2,855)
Cash used in purchase of businesses, net of cash acquired	(278,923)	—
Purchases of investments	(1,000)	(53,484)
Maturity of investments	37,973	22,245
Release of restricted cash	16,090	316

Net cash used in investing activities from continuing operations	(227,748)	(33,778)
Cash flows from financing activities from continuing operations:
Borrowings under long-term debt, net of debt financing costs	194,133	—
Exercise of share options	8,122	1,301
Proceeds from employee share purchase plan	1,088	1,703

Net cash provided by financing activities from continuing operations	203,343	3,004
Change in cash from discontinued operations	240	—
Effect of exchange rate changes on cash and cash equivalents	1,097	490

Net decrease in cash and cash equivalents	(13,062)	(3,965)
Cash and cash equivalents, beginning of period	48,612	51,937

Cash and cash equivalents, end of period	$35,550	$47,972

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. THE COMPANY
SkillSoft PLC, (the Company or SkillSoft), was incorporated in Ireland on August 8, 1989. The Company is a leading provider of e-learning and performance support solutions for global enterprises, government, education and small to medium-sized businesses. SkillSoft helps companies to maximize business performance through a combination of content, online information resources, flexible technologies and support services. SkillSoft is the surviving corporation as a result of a merger between SmartForce PLC and SkillSoft Corporation on September 6, 2002 (the Merger). On May 14, 2007, the Company completed the acquisition of NETg from The Thomson Corporation for approximately $270 million in cash (see Note 6).
2. BASIS OF PRESENTATION
The accompanying, unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all material adjustments (consisting only of those of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of July 31, 2007 and the results of its operations and cash flows for the three and six months ended July 31, 2007 and 2006. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.
Certain reclassifications have been made to the consolidated financial statements for the three and six month periods ended July 31, 2006 to conform to current year classifications. Included in cost of revenues is the amortization of intangible assets related to acquired technology and capitalized software development costs of approximately $1.7 million and $3.5 million for the three and six months ended July 31, 2006, respectively. These costs were previously recorded within operating expense under the caption “amortization of intangible assets.”
3. CASH, CASH EQUIVALENTS, RESTRICTED CASH AND INVESTMENTS
The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. At July 31, 2007 and January 31, 2007, cash equivalents consisted mainly of commercial paper. The Company considers the cash held in certificates of deposit with a commercial bank (i) to secure certain facility leases and (ii) to secure funds to defend named former executives and board members of SmartForce PLC for actions arising out of the SEC investigation to be restricted cash. At July 31, 2007, the Company had approximately $4.0 million of restricted cash: approximately $2.9 million is held voluntarily to defend named former executives and board members of SmartForce PLC for actions arising out of the SEC investigation and litigation related to the 2002 securities class action and approximately $1.1 million is held to secure certain facilities leases. In the quarter ended April 30, 2007, the Company made the final payment with respect to the 2002 securities class action settlement of approximately $15.5 million, which amount had previously been recorded as restricted cash.
The Company accounts for certain investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115). Under SFAS No. 115, securities that the Company does not intend to hold to maturity or for trading purposes are reported at market value, and are classified as available for sale. At July 31, 2007, the Company’s investments were classified as available for sale and had an average maturity of approximately 79 days. These investments are classified as current assets or long-term investments in the accompanying condensed consolidated balance sheets based upon maturity date.

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
The Company generally bills the annual license fee for the first year of a multi-year license agreement in advance and license fees for subsequent years of multi-year license arrangements are billed on the anniversary date of the agreement. Occasionally, the Company bills customers on a quarterly basis. In some circumstances, the Company offers payment terms of up to six months from the initial shipment date or anniversary date for multi-year license agreements to its customers. To the extent that a customer is given extended payment terms (defined by the Company as greater than six months), revenue is recognized as payments become due, assuming all of the other elements of revenue recognition have been satisfied.
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
5. ACCOUNTING FOR SHARE-BASED COMPENSATION
The Company has several share-based compensation plans under which employees, officers, directors and consultants may be granted options to purchase the Company’s ordinary shares, generally at the market price on the date of grant. The options become exercisable over various periods, typically four years, and have a maximum term of up to ten years. As of July 31, 2007, 2,573,263 ordinary shares remain available for future grant under the Company’s share option plans. Please see Note 9 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K as filed with the SEC on April 13, 2007 for a detailed description of the Company’s share option plans.
A summary of share option activity under the Company’s plans during the three months ended July 31, 2007 is as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
Share Options	Shares	Exercise Price	Term (Years)	(in thousands)
Outstanding, April 30, 2007	19,173,432	$7.61	5.23
Granted	90,000	9.31
Exercised	(763,981)	5.26
Cancelled	(420,546)	15.34

Outstanding, July 31, 2007	18,078,905	$7.60	5.02	$43,965

Exercisable, July 31, 2007	12,425,559	$8.14	4.41	$32,015

Vested and Expected to Vest, July 31, 2007 (1)	17,164,965	$7.67	4.95	$42,042

(1)	This represents the number of vested options as of July 31, 2007 plus the number of unvested options as of July 31, 2007 that are expected to vest as adjusted based on an estimated forfeiture rate of 11.6%. The Company recognizes expense incurred under SFAS 123(R) on a straight line basis. Due to the Company’s vesting schedule, expense is incurred on options that have not yet vested but which are expected to vest in a future period. The options for which expense has been incurred but have not yet vested are included above as options expected to vest.
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the shares on July 31, 2007 of $8.51 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on July 31, 2007.

The weighted average grant date fair value of options granted, as calculated by applying the Black Scholes method, during each of the three and six months ended July 31, 2007 was $4.69 per share. The total intrinsic value of options exercised during the three months ended July 31, 2007 and 2006 was approximately $2.6 million and $536,708, respectively. The total intrinsic value of options exercised during the six months ended July 31, 2007 and 2006 was approximately $5.7 million and $811,021, respectively.
6. ACQUISITIONS
  (a) NETg
On May 14, 2007, the Company completed its acquisition of NETg from The Thomson Corporation for approximately $270 million in cash, subject to customary post-closing adjustments. The combined entity offers a more robust multi-modal solution that includes online courses, simulations, digitized books and an on-line video library as well as complementary learning technologies. The acquisition supports SkillSoft’s mission to deliver comprehensive and high quality learning solutions and positions the Company to serve the demands of this growing marketplace. As a result of the acquisition $254.6 million and $43.1 million of the purchase price have been allocated to goodwill and identified intangible assets, respectively. Intangible assets consist of (i) a non-compete agreement valued at $6.9 million, which will be amortized over a period of 30 months; (ii) customer relationships valued at $22.5 million, which will be amortized over a period of 4 years; (iii) customer contracts valued at $1.0 million, which will be amortized over a period of one year; (iv) course content valued at $10.0 million, which will be amortized over a period of 18 months and (v) the NETg tradename valued at $2.7 million which will be amortized over a period of 2 years. Useful lives were determined based on Company estimates.
The acquisition of NETg was accounted for as a business combination under SFAS No. 141 Business Combinations using the purchase method. Accordingly, the results of NETg have been included in the Company’s consolidated financial statements since the date of acquisition. The components of the consideration paid are as follows

Cash paid	$269,738
Transaction costs incurred	7,249

Total purchase price	$276,987

The Stock and Asset Purchase Agreement entered into in connection with the acquisition also provides for an adjustment to the purchase price related to NETg’s closing balance sheet, which the Company has submitted to The Thomson Corporation for review. The Company has considered the provisions of EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of and Acquired Enterprise in a Purchase Business Combination, and concluded that this contingent consideration represents either additional purchase price or a reduction thereof. As a result, goodwill will be adjusted by the amount of the change in consideration, if any.
The purchase price was allocated based upon the fair value of the assets acquired and liabilities assumed at the date of acquisition. The following table summarizes the allocation of the initial purchase price (in thousands):

Description	Amount
Current assets	$48,494
Property and equipment	4,639
Goodwill	254,590
Amortizable intangible assets	43,050
Current liabilities*	(48,301)
Deferred revenue	(25,485)

Total	$276,987

•	Includes exit costs of $15.8 million

The acquisition resulted in allocations of the purchase price to goodwill and identified intangible assets of $254.6 million and $43.1 million, respectively. Intangible assets and their estimated useful lives consist of the following (in thousands):

Description	Amount	Life
Non-compete agreement	$6,900	2.5 years
Trademark/tradename	2,700	2 years
Developed software/courseware	9,950	1.5 years
Customer contractual relationships	1,000	1 year
Customer noncontractual relationships	22,500	4 years

	$43,050

The non-compete agreement, trademark/tradename and customer relationships were valued using the income approach and the developed software/courseware was valued using the cost approach. Values and useful lives assigned to intangible assets were determined using management’s estimates which in part were based on valuation reports prepared by a third party specialist.
Goodwill represents the excess of the purchase price over the net identifiable tangible and intangible assets acquired. The Company determined that the acquisition of NETg resulted in the recognition of goodwill primarily because the acquisition is expected to help SkillSoft to reach critical mass and shorten its timeframe to approach its long term operating profitability objectives through incremental scalability and significant cost synergies. The goodwill recorded as a result of this acquisition is expected to be deductible for tax purposes
The acquired intangible assets and goodwill are subject to review for impairment as indicators of impairment develop and otherwise at least annually.
The Company assumed certain liabilities in the acquisition including deferred revenue that was ascribed a fair value of $25.5 million using a cost-plus profit approach in accordance with Emerging Issues Task Force (EITF) 01-03, “Accounting in a Business Combination for Deferred Revenue of an Acquiree.” The Company is amortizing deferred revenue over the average remaining term of the contracts, which reflects the estimated period to satisfy these customer obligations. In allocating the preliminary purchase price, the Company recorded an adjustment to reduce the carrying value of NETg’s deferred revenue by $22.2 million. Approximately $14.7 million of acquired NETg deferred revenue remained at July 31, 2007.
In connection with the acquisition, the Company’s management approved and initiated plans to integrate NETg into its operations and to eliminate redundant facilities and headcount, reduce cost structure and better align operating expenses with existing economic conditions and the Company’s operating model. In accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, the Company has accrued for certain liabilities incurred directly related to the NETg acquisition and accounted for those in the allocation of the purchase price. The items accounted for in accordance with EITF Issue No. 95-3 primarily relate to severance related costs incurred in association with workforce reductions and totaled approximately $9.3 million for employee separation costs for approximately 360 employees. The Company also estimated a liability of $1.8 million representing the estimated fair value of abandoned lease obligations. The Company made severance payments of $6.1 million during the quarter ended July 31, 2007 and expects to pay out the balance by the end of the second quarter of fiscal 2009. As of July 31, 2007, $3.2 million of the liability for accrued severance was unpaid and included in accrued expenses in the accompanying balance sheet. The Company’s outstanding liability for abandoned leases at July 31, 2007 was $1.8 million, which is included in the accrued expense balance on the accompanying balance sheet as of July 31, 2007 (see Note 7). The Company’s outstanding liability for NETg content re-branding and legal and outplacement services was $4.0 million and $0.7 million, respectively which is included in the accrued expense balance on the accompanying balance sheet as of July 31, 2007.
SUPPLEMETAL PRO-FORMA INFORMATION

The Company has concluded that the NETg acquisition represents a material business combination. The following unaudited pro forma information presents the consolidated results of operations of the Company and NETg as if the acquisition had occurred at the beginning of each of fiscal 2008 and 2007, with pro forma adjustments to give effect to amortization of intangible assets, an increase in interest expense on acquisition financing and certain other adjustments:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 31,		JULY 31,
	2007	2006	2007	2006
	(in thousands except per share data)
Revenue	$102,719	$92,925	$191,109	$184,769
Net loss	(7,684)	(17,426)	(24,625)	(31,266)
Net loss per share — basic	$(0.07)	$(0.17)	$(0.24)	$(0.31)

Net loss per share — diluted	$(0.07)	$(0.17)	$(0.23)	$(0.30)

The unaudited pro forma results are not necessarily indicative of the results that the Company would have attained had the acquisition of NETg occurred at the beginning of the periods presented.
  (b) Targeted Learning Corporation
On February 9, 2007, the Company acquired the assets of Targeted Learning Corporation (TLC), an on-line video library business, for approximately $4.1 million in cash plus liabilities assumed of $0.8 million. Additional consideration of up to $0.5 million is payable to the shareholders of TLC at various times prior to February 2008 contingent upon achievement of certain integration milestones. As of July 31, 2007, approximately $0.1 million of this contingent consideration had been paid. The acquisition resulted in an allocation of the purchase price to goodwill and identified intangible assets of $3.2 million and $0.9 million, respectively. Intangible assets consist of internally developed software, comprised of learning content valued at $510,000, which will be amortized over a period of 4 years, customer contracts and relationships valued at $330,000, which will be amortized over 3 years and the TLC tradename valued at $20,000 which will be amortized over 2 years. Values and useful lives assigned to intangible assets were determined using management’s estimates which in part were based on valuation reports prepared by a third party specialist. The Company has concluded that the acquisition of TLC does not represent a material business combination and therefore no pro forma financial information has been provided herein.
7. SPECIAL CHARGES
MERGER AND EXIT COSTS
In connection with the closing of the NETg acquisition on May 14, 2007 (the Acquisition), the Company’s management effected a merger integration effort to eliminate redundant facilities and employees and reduce the overall cost structure of the acquired business to better align the Company’s operating expenses with existing economic conditions, business requirements and the Company’s operating model. Pursuant to this restructuring, the Company recorded $15.8 million of costs related to severance and related benefits, costs to vacate leased facilities and other pre-Acquisition liabilities. These costs were accounted for under EITF 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations.” These costs, which were recognized as a liability assumed in the purchase business combination, were included in the allocation of the purchase price.
The reductions in employee headcount will total approximately 360 employees from the administrative, sales, marketing and development functions, and amounted to a liability of approximately $9.3 million. Approximately $6.1 million was paid against the exit plan accrual through July 31, 2007, and the remaining amount of $3.2 million, net of adjustments for foreign currency translation, is expected to be paid by the end of the second quarter of fiscal 2009.
In connection with the exit plan, the Company intends to abandon certain leased facilities resulting in a facilities consolidation liability of $1.8 million as of July 31, 2007, consisting of lease termination costs, broker commissions and other facility costs. As part of the plan, two sites will be vacated. The fair value of the lease termination costs was calculated with certain assumptions related to the Company’s estimated cost recovery efforts from subleasing vacated space, including (i) the time period over which the property will remain vacant, (ii) the sublease terms and (iii) the sublease rates
The Company’s merger and exit liabilities which include previous merger and acquisition transactions are recorded in accrued expenses (see Note 14) and long-term liabilities. Activity in the six month period ended July 31, 2007 is as follows (in thousands):

	EMPLOYEE
	SEVERANCE AND	CLOSEDOWN OF
	RELATED COSTS	FACILITIES	OTHER	TOTAL
Merger and exit accrual January 31, 2007	$878	$2,278	$121	$3,277
Provision for merger and exit costs as of the date of acquisition of NETg (May 14, 2007) accounted for in the allocation of purchase price	9,335	1,836	4,657	15,828
Payments made during the six months ended July 31, 2007	(6,057)	(348)	(95)	(6,500)

Merger and exit accrual July 31, 2007	$4,156	$3,766	$4,683	$12,605

The Company anticipates that the remainder of the merger and exit accrual will be paid by October 2011 as follows (in thousands):

Year ended January 31,
2008 (remaining 6 months)	$11,129
2009	493
2010	332
2011	651

Total	$12,605

Certain of the former NETg employees continued employment during a transition period and certain of the former NETg facilities being vacated are being used as the Company transitions operations to other locations. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, such costs are being expensed as incurred and are included in merger and integration related expenses in the accompanying statements of income. The Company recorded $8.5 million of merger and integration related expenses in the three months ended July 31, 2007.
DISCONTINUED OPERATIONS
In connection with the NETg acquisition, the Company decided to discontinue four product lines acquired from NETg because the Company believes these product offerings do not represent areas that can grow in a manner consistent with the Company’s operating model or be consistent with the Company’s profit model. The product lines that have been identified as discontinued operations are Wave, NETg Press Now, Interact Now and Financial Campus.
As a result, the assets and liabilities of NETg Press Now, Interact Now and Financial Campus have been classified as held for sale and qualify for held for disposal treatment under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company sold Financial Campus in August 2007 and expects to sell the NETg Press Now and Interact Now business lines by the end of fiscal 2008. The Company intends to shut down the Wave operations.
The Company has accounted for all of the business units as discontinued operations, in accordance with the provisions of SFAS No. 144. The results for all periods presented since the acquisition are included in the financial statements as discontinued operations. The components of discontinued operations are as follows (in thousands):

Balance Sheet	JULY 31, 2007
Current assets:
Accounts receivable, net	$2,112
Inventory	2,357
Fixed assets	3,353
Other current assets	185

JULY 31, 2007
Total current assets	$8,007

Current liabilities:
Accounts payable and accruals	$812
Deferred revenue	1,026

Total current liabilities	$1,838

Income Statement	THREE AND SIX
MONTHS ENDED JULY
31, 2007
Revenue from discontinued operations	$3,629

Income from discontinued operations before income taxes	911
Income taxes	387

Income from discontinued operations	$524

RESTRUCTURING
Activity in the Company’s restructuring accrual was as follows (in thousands):

FACILITY LEASE
OBLIGATIONS
Total restructuring accrual as of January 31, 2007	$1,421
Payments made during the six months ended July 31, 2007	(506)
Restructuring charges incurred during the six months ended July 31, 2007	228

Total restructuring accrual as of July 31, 2007	$1,143

8. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets are as follows (in thousands):

	JULY 31, 2007			JANUARY 31, 2007
	GROSS		NET	GROSS		NET
	CARRYING	ACCUMULATED	CARRYING	CARRYING	ACCUMULATED	CARRYING
	AMOUNT	AMORTIZATION	AMOUNT	AMOUNT	AMORTIZATION	AMOUNT
Internally developed software/ courseware	$38,716	$29,778	$8,938	$28,257	$27,836	$421
Customer contracts	36,848	14,988	21,860	13,018	11,701	1,317
Non-compete	6,900	690	6,210	—	—	—
Trademarks and trade names	3,625	348	3,277	905	5	900

	86,089	45,804	40,285	42,180	39,542	2,638
Goodwill	304,007	—	304,007	83,171	—	83,171

	$390,096	$45,804	$344,292	$125,351	$39,542	$85,809

The change in goodwill at July 31, 2007 from the amount recorded at January 31, 2007 is as follows:

Total
Gross carrying amount of goodwill, January 31, 2007	$83,171
Utilization of tax benefit	(36,829)
Acquisition of TLC	3,233
Acquisition of NETg	254,590

Total
Other	(158)

Gross carrying amount of goodwill, July 31, 2007	$304,007

The Company will be conducting its annual impairment test of goodwill for fiscal 2008 in the fourth quarter.
Amortization expense related to the intangible assets for the remainder of fiscal 2008 and the following fiscal years is expected to be as follows (in thousands):

Amortization
Fiscal Year	Expense
2008	$10,397
2009	16,415
2010	8,245
2011	3,712
2012	616

Total	$39,385

9. COMPREHENSIVE INCOME (LOSS)
SFAS No. 130, “Reporting Comprehensive Income,” requires disclosure of all components of comprehensive income/(loss) on an annual and interim basis. Comprehensive income/(loss) is defined as the change in equity of a business enterprise during a period resulting from transactions, other events and circumstances related to non-owner sources. Comprehensive income for the three and six months ended July 31, 2007 and 2006 was as follows (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 31,		JULY 31,
	2007	2006	2007	2006
Comprehensive income:
Net income	$12,388	$4,825	$19,877	$8,878
Other comprehensive income/(loss) — Foreign currency adjustment	(263)	(167)	(415)	(465)
Change in fair value of interest rate hedge	(232)	—	(232)	—
Unrealized holding gains/(losses)	(8)	(49)	(86)	26

Comprehensive income	$11,885	$4,609	$19,144	$8,439

Accumulated other comprehensive income as of July 31, 2007 and January 31, 2007 was as follows (in thousands):

	SIX MONTHS	YEAR ENDED
	ENDED JULY 31,	JANUARY 31,
	2007	2007
Unrealized holding (losses)/gains on available for sale securities	$(22)	$67
Change in fair value of interest rate hedge	(232)	—
Foreign currency adjustment	(1,800)	(1,386)

Total accumulated other comprehensive loss	$(2,054)	$(1,319)

10. NET INCOME PER SHARE
Basic net income per share was computed using the weighted average number of shares outstanding during the period. Diluted net income per share was computed by giving effect to all dilutive potential shares outstanding. The weighted average number of shares outstanding used to compute basic net income per share and diluted net income per share was as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 31,		JULY 31,
	2007	2006	2007	2006
Basic weighted average shares outstanding	104,400,895	101,524,912	103,848,299	101,285,185
Effect of dilutive shares outstanding	4,022,698	2,525,248	3,891,310	2,175,134

Weighted average shares outstanding, as adjusted	108,423,593	104,050,160	107,739,609	103,460,319

The following share equivalents have been excluded from the computation of diluted weighted average shares outstanding for the three and six months ended July 31, 2007 and 2006, respectively, as they would be anti-dilutive:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 31,		JULY 31,
	2007	2006	2007	2006
Options to purchase shares	14,056,207	14,005,126	14,187,595	14,355,240
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
Under SFAS No. 109 Accounting for Income Taxes, the Company can only recognize a deferred tax asset for future benefit of our tax loss, temporary differences and tax credit carryforwards to the extent that it is more likely than not that these assets will be realized. In determining the realizability of these assets, the Company considered numerous factors, including historical profitability, estimated future taxable income and the industry in which the Company operates. Based on current and preceding years’ results of operations and anticipated profit levels, the Company believes that certain of its deferred tax assets are more likely than not realizable. Accordingly, the Company reduced the valuation allowance during the three months ended July 31, 2007 as a result of this assessment. For the six months ended July 31, 2007, the Company recorded a tax benefit of $8.2 million. The tax benefit is largely attributable to the release of approximately $49.1 million of U.S. valuation allowance on NOL carryforwards, which will more likely than not, be realized in future periods. Approximately $25.0 million of this asset was recorded through reductions to tax expense and $24.1 million was recorded through reductions to goodwill. Also, included in the tax benefit of $8.2 million is the expected utilization of approximately $5.5 million of acquired NOL carryforwards in 2008, which do not alleviate tax burden in the statement of income, and are recorded as an adjustment to goodwill. In addition, there is income generated in foreign countries, which cannot be offset through the utilization of NOL carryforwards.
For the six months ended July 31, 2007 and 2006, the Company’s effective tax rates were (72.9%) and 36.5% respectively. For the six month period ended July 31, 2007, the tax benefit of $8.2 million (72.9%) is the result of a $25.0 million deferred tax benefit related to the reduction in the Company’s deferred tax asset valuation allowance, offset by a provision for income taxes based on the Company’s projected effective tax rate for the fiscal year, exclusive of the valuation allowance adjustment The projected provision for income taxes is impacted by the effects of certain tax adjustments required in purchase accounting for the NETg acquisition. The tax rate benefit of 72.9% is comprised of a non-cash benefit of approximately $9.2 million or 81.9% offset by a cash tax payable of approximately $1.0 million, or 9.0%.
Deferred Taxes
As a result of purchase accounting for the NETg acquisition, the Company recorded a $10.2 million deferred tax asset on certain deferred revenue that has previously been recognized for tax purposes which is included in current assets in the allocation of purchase price (See Note 6). At July 31, 2007, the value of this deferred tax asset is $7.3 million.

The goodwill created in the NETg acquisition is tax deductible and the resulting tax amortization will reduce the Company’s tax basis in the acquired goodwill, thereby creating a deferred tax liability. As of July 31, 2007, the amount of this liability was $1.3 million. The goodwill that creates the taxable temporary difference is infinite lived and; as such, makes it impossible to schedule the reversal of the deferred tax liability.
Correspondingly, the amortization of goodwill, for tax purposes, increases the Company’s NOL carryforwards and results in an increase to deferred tax assets. Given the indefinite reversal status of the deferred tax liability and the absence of other positive evidence, the Company feels that it is more likely than not that the incremental NOL carryforwards will not be realized and has provided a full valuation allowance on the NOL carryforwards resulting from the goodwill tax amortization.
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on February 1, 2007. On the date of adoption of FASB Interpretation No. 48, the Company had total unrecognized tax benefits of approximately $3.6 million (including interest and penalties of $1.1 million) that, if recognized, would impact the Company’s effective tax rate. During the three months ended July 31, 2007, the Company continued to assess recognition and measurement for new and existing uncertain positions and monitor tax developments in relevant jurisdictions for potential changes in the sustainability or measurement of positions. At July 31, 2007 the Company had $4.1 million of unrecognized tax benefits. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense. As of July 31, 2007 the Company had approximately $0.5 million of accrued interest related to uncertain tax positions.
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
The Company has been the subject of a formal investigation by the United States Securities and Exchange Commission (“SEC”) into the events and circumstances giving rise to the 2003 restatement of SmartForce PLC’s accounts (the “Restatement Investigation”). On July 19, 2007, the SEC announced that three former officers and one former employee of SmartForce had settled SEC claims in connection with the Restatement Investigation. The SEC staff did not ask that any claims be brought against the Company, or request that the Company enter into any settlement, and the Company does not believe that the SEC will make any claim against the Company in connection with the Restatement Investigation, including any claim for payment by the Company.
In January 2007, the Boston District Office of the SEC informed the Company that it is the subject of an informal investigation concerning stock option granting practices at SmartForce for the period beginning April 12, 1996 through July 12, 2002 (the “Option Granting Investigation”), prior to the September 6, 2002 merger with SmartForce PLC. The Company has produced documents in response to requests from the SEC. The SEC staff has also informed the Company that despite closure of the Restatement Investigation, the staff has not determined whether to close the Options Granting Investigation.
The Company believes that it accounted for SmartForce stock option grants properly in the merger, and believes that as a result of the merger accounting the Company’s financial statements are unlikely to change even if the SEC concludes that SmartForce did not properly account for its pre-merger option grants. When SkillSoft Corporation and SmartForce merged on September 6, 2002, SkillSoft Corporation was for accounting purposes deemed to have acquired SmartForce. Accordingly, the pre-merger financial statements of SmartForce are not included in the historical financial statements of the Company, and the Company’s financial statements include results from what had been the business of SmartForce only from the date of the merger. Under applicable accounting rules, the Company valued all of the outstanding SmartForce stock options assumed in the merger at fair value upon consummation of the merger.
Accordingly, SkillSoft believes that its accounting for SmartForce stock options will not be affected by any error that SmartForce may have made in its own accounting for stock option grants and that that the Options Granting Investigation should not require any change in SkillSoft’s financial statements.
We continue to cooperate with the SEC in the Option Granting Investigation. At the present time, the Company is unable to predict the outcome of the Option Granting Investigation or its potential impact on our operating results or financial position.
From time to time, the Company is a party to or may be threatened with other litigation in the ordinary course of its business. The Company regularly analyzes current information, including, as applicable, the Company’s defenses and insurance coverage and, as necessary, provides accruals for probable and estimable liabilities for the eventual disposition of these matters.
13. GEOGRAPHICAL DISTRIBUTION OF REVENUES
The Company attributes revenues to different geographical areas on the basis of the location of the customer. Revenues by geographical area for the three and six month periods ended July 31, 2007 and 2006 were as follows (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 31,		JULY 31,
	2007	2006	2007	2006
Revenue:
United States	$57,261	$43,603	$101,080	$86,466
United Kingdom (UK)	7,319	6,260	14,259	12,321
Canada	2,575	2,354	5,129	4,716
Europe, excluding UK	626	518	1,024	1,041
Australia/New Zealand	3,077	2,058	5,838	4,296
Other	611	941	1,279	1,547

Total revenue	$71,469	$55,734	$128,609	$110,387

Long-lived tangible assets at international facilities are not significant.
14. ACCRUED EXPENSES
Accrued expenses in the accompanying condensed combined balance sheets consisted of the following (in thousands):

	JULY 31, 2007	JANUARY 31, 2007
Course development fees	$1,472	$1 ,860
Professional fees	5,917	2,639
Accrued payables	2,395	415
Accrued miscellaneous taxes	485	385
Account payable other	8,355	—
Accrued merger related costs*	11,242	1,892
Sales tax payable/VAT payable	4,649	4,405
Accrued royalties	7,846	3,693
Accrued interest	1,499	—
Accrued litigation settlements	—	15,250
Accrued restructuring	504	659
Other accrued liabilities	7,095	4,229

Total accrued expenses	$51,459	$35,427

*	Includes $1,431 and $1,188 of accrued payroll taxes in July 31, 2007 and January 31, 2007, respectively.
15. LINE OF CREDIT
On May 14, 2007, in connection with the closing of the NETg acquisition, the Company entered into a Credit Agreement (the “Credit Agreement”) with certain lenders (the “Lenders”) providing for a $225 million senior secured credit facility comprised of a $200 million term loan facility and a $25 million revolving credit facility. The term loan was used to finance the Acquisition and the revolving credit facility will be used for general corporate purposes. The term loan bears interest at a rate per annum equal to, at the Company’s election, (i) an alternative base rate plus a margin of 1.75% or (ii) adjusted LIBOR plus a margin of 2.75%, and revolving loans bear interest at a rate per annum equal to, at the Company’s election, (i) an alternative base rate plus a margin of 1.50% to 1.75% or (ii) adjusted LIBOR plus a margin of 2.50% to 2.75%. The alternative base rate is the greater of certain of the Lenders’ prime rate and the federal funds effective rate plus 0.50%. Overdue amounts under the Credit Agreement bear interest at a rate per annum equal to 2.00% plus the rate otherwise applicable to such loan.
The Company is required to pay the Lenders a commitment fee at a rate per annum of 0.50% on the average daily unused amount of the revolving credit facility commitments of such Lenders during the period for which payment is made, payable quarterly in arrears. The term loan is payable in 24 consecutive quarterly installments of (i) $500,000 in the case of each of the first 23 installments, on the last day of each of September, December, March, and June commencing September 30, 2007 and ending on March 31, 2013, and (ii) the balance due on May 14, 2013. The revolving credit facility terminates on May 14, 2012, at which time all outstanding borrowings under the revolving credit facility are due. The Company may optionally prepay loans under the Credit Agreement at any time, without penalty. The loans are subject to mandatory prepayment in certain circumstances.
The Credit Agreement contains customary representations and warranties as well as affirmative and negative covenants. Affirmative covenants include, among others, with respect to the Company and its subsidiaries, maintenance of existence, financial and other reporting, payment of obligations, maintenance of properties and insurance, maintenance of a credit rating, and interest rate protection. Negative covenants include, among others, with respect to the Company and its subsidiaries, limitations on incurrence or guarantees of indebtedness, limitations on liens, limitations on sale and lease-back transactions, limitations on investments, limitations on mergers, consolidations, asset sales and acquisitions, limitations on dividends, share redemptions and other restricted payments, limitations on affiliate transactions, limitations on hedging transactions, and limitations on capital expenditures. The Credit Agreement also includes a leverage ratio covenant and an interest coverage ratio covenant (the ratio of the Company’s consolidated EBITDA to its consolidated interest expense as calculated pursuant to the Credit Agreement).
Within the definitions of the Credit Agreement, a material adverse effect shall mean a material adverse condition or material adverse change in or materially and adversely affecting (a) the business, assets, liabilities, operations or financial condition of Holdings, the Borrower and the Subsidiaries, taken as a whole, or (b) the validity or enforceability of any of the Loan Documents or the rights and remedies of Administrative Agent, the Collateral Agent or the Secured Parties there under. No event, change or condition has occurred since January 31, 2007 that has caused, or could reasonably be expected to cause, a material adverse effect and as of July 31, 2007 the Company was in compliance with all other covenants under the Credit Agreement.
The Company’s obligations under the Credit Agreement are guaranteed by the Company, the domestic subsidiaries of the Company, and certain other material subsidiaries pursuant to a Guarantee and Collateral Agreement, dated May 14, 2007 (the “Guarantee and Collateral Agreement”), among the Company, the subsidiary guarantors party thereto from time to time (the “Guarantors”), and the Agent on behalf of the Lenders, and in addition by certain foreign law guarantees issued by certain of the Guarantors. The loans and the other obligations of the Company under the Credit Agreement and related loan documents and the guarantee obligations of the Company and Guarantors are secured by substantially all of the tangible and intangible assets of the Company, and each Guarantor (including, without limitation, intellectual property and the capital stock of certain subsidiaries) pursuant to the Guarantee and Collateral Agreement, and pursuant to certain foreign debentures and charges against their assets.
In connection with the Credit Agreement, the Company incurred debt financing costs of $5.9 million. The Company capitalized these fees and amortizes them to interest expense over the term of the loans. During the three and six months ended July 31, 2007, the Company paid approximately $2.1 million in interest and recorded $226,000 of amortized interest expense related to the capitalized debt financing costs.
The Lenders required the Company to enter into an interest rate swap agreement for at least 50% of the term loan, or $100 million, as a means of reducing the Company’s interest rate exposure. Accordingly, the Company entered into an interest rate swap agreement with an initial notional amount of $160 million which amortizes over a period consistent with the Company’s anticipated payment schedule. This strategy uses an interest rate swap to effectively convert $160 million in variable rate borrowings into fixed rate liabilities at 5.1015% effective interest rate. The interest rate swap is considered to be a hedge against changes in the amount of future cash flows associated with interest payments on a variable rate loan (see Note 16).
16. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS 133, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.
For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value are recognized in earnings.
The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During the three months ended July 31, 2007, an interest rate swap was used to hedge the variable cash flows associated with $160 million of existing variable-rate debt.
At July 31, 2007, no derivatives were designated as fair value hedges, hedges of net investments in foreign operations or were not designated in hedging relationships under SFAS 133. Additionally, the Company does not use derivatives for trading or speculative purposes.
At July 31, 2007, the interest rate swap was designated as a cash flow hedge with a fair value of $232,000 which was included in other liabilities. No hedge ineffectiveness on the cash flow hedge was recognized in earnings during the three months ended July 31, 2007.
Amounts reported in accumulated other comprehensive income related to the interest rate swap will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. For the three months ended July 31, 2007, the change in net unrealized losses on the cash flow hedge reflects a reclassification of ($83,000) of net unrealized losses from accumulated other comprehensive income to interest expense. For the year ending January 31, 2008, the Company estimates that an additional $7,000 of net unrealized losses will be reclassified from accumulated other comprehensive income to interest expense.

17. RELATED PARTY TRANSACTION
In connection with the NETg acquisition, the Company paid a special bonus of $500,000 to one of the members of our Board of Directors for his assistance in negotiating and completing the transaction. Such bonus is included in general and administrative expense in the accompanying statements of income for the three and six months ended July 31, 2007.

18. SHARE REPURCHASE PROGRAM
On March 23, 2006, the Company’s shareholders approved a program for the repurchase by the Company of up to an aggregate of 3,500,000 ADSs. Currently, none of these shares have been repurchased and 3,500,000 remain available for repurchase, subject to certain limitations, under the shareholder approved repurchase program, which expires on September 22, 2007. On May 14, 2007, in connection with the closing of the NETg acquisition, the Company entered into a Credit Agreement that contains customary negative covenants that place limitations on the repurchase of the Company’s shares.
19. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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
Cost of revenue includes the cost of materials (such as storage media), packaging, shipping and handling, CD duplication, the cost of online mentoring and hosting services, royalties, certain infrastructure and occupancy expenses and share-based compensation. We generally recognize these costs as incurred. Also included in cost of revenue is amortization expense related to capitalized software development costs and intangible assets related to developed software and courseware acquired in business combinations.
We account for software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” which requires the capitalization of certain computer software development costs incurred after technological feasibility is established. No software development costs incurred during the first or second quarters of fiscal 2008 met the requirements for capitalization in accordance with SFAS No. 86.
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
Amortization of intangible assets represents the amortization of customer value, non-compete agreements, trademarks and tradenames from our acquisitions of NETg, TLC, Books 24x7 (Books) and GoTrain Corp. (GoTrain) and our merger with SkillSoft Corporation (the SmartForce Merger).
Merger and integration related expenses primarily consist of salaries paid to NETg employees for transitional work assignments and certain consultancy fees.
Restructuring primarily consists of charges associated with international restructuring activities.
Restatement — SEC investigation primarily consists of legal and consulting fees incurred related to the ongoing SEC investigation relating to the restatement of SmartForce’s financial statements for 1999, 2000, 2001 and the first two quarters of 2002, and more recently, the SEC’s review of SmartForce’s option granting practices prior to the SmartForce Merger.
BUSINESS OUTLOOK
In the three and six months ended July 31, 2007, we generated revenue of $71.5 million and $128.6 respectively, as compared to $55.7 million and $110.4 million in the three and six months ended July 31, 2006, respectively. We reported net income in the three and six months ended July 31, 2007 of $12.4 million and $19.9 million, respectively, as compared to $4.8 million and $8.9 million in the three and six months ended July 31, 2006, respectively.
We continue to find ourselves in a challenging business environment due to (i) the overall market adoption rate for e-learning solutions remaining relatively slow, (ii) budgetary constraints on information technology (IT) spending by our current and potential customers and (iii) price competition and value based competitive offerings from a broad array of competitors in the learning market generally. Despite these challenges, we have seen some stability in the marketplace and our core business has performed in accordance with our expectations. Our recent revenue growth and our growth prospects are strongest in our product lines focused on or bundled with informal learning, such as those available from our Books 24x7 subsidiary. As a result, we have increased our sales and marketing investment related to those product lines to help capitalize on the recent growth and potential continued growth for informal learning related products. We have also invested aggressively in research and development in those areas to accelerate the time by which our planned new products will be available to our customers. In order to pursue the small business market we continue to invest in our telesales unit, but we need to see renewal rates consistent with those of our direct sales business to determine its potential. We also will consider investing in a new business direct field sales team and lead generators.
On May 14, 2007, we completed our acquisition of NETg for approximately $270 million, subject to customary post-closing adjustments. NETg is a global enterprise-learning delivering integrated learning solutions for businesses, professional associations and government agencies that include instructional content, multiple delivery options, enabling technologies, and a range of expert consulting services. NETg offers many of the same financial and operating characteristics as SkillSoft’s business model, including an annual recurring subscription-based licensing model for access to its learning resources library, a direct sales force distribution system complemented by resellers and telesales support, and a Global 2000 client base offering visibility through multi-year contracts and renewal rates. The acquisition added to our existing offerings through the addition of complementary NETg offerings such as live virtual instructor-led training, blended learning, learning content and custom development services among others. The acquisition supports our overall strategy to continually increase the quality, breadth and flexibility of the learning solutions we can make available to our corporate, government, education and small-to-medium size business customers. Also, the addition of NETg’s capabilities strengthens our ability to compete for a greater share of the $13.2 billion corporate training market that includes many larger players with more comprehensive product offerings. In addition to our recent acquisition of NETg, we acquired Targeted Learning Corporation (TLC) on February 9, 2007. Under the terms of the acquisition, we paid approximately $4.1 million in cash to acquire TLC. Additional consideration of up to $0.5 million is payable to the shareholders of TLC upon achievement of certain integration milestones prior to February 2008. As of July 31, 2007, $0.1 million of this additional consideration has been paid. The acquisition provides us with a new offering that includes an on-line library of over 300 video-based programs featuring organizational and leadership experts, CEOs and best-selling authors. Programs range in length from two minutes to two hours, and much of this content is presented as 3 to 5 minute segments, or Quick Talks, for easy access. Selected programs as indicated on the course profile page are available for offline use with portable devices that support video, including the Apple iPod®. Users can search the content by Leadership Model category or by title, speaker/author or topic. This product offers many of the same financial and operating characteristics as our business model, including an annual recurring subscription-based licensing model for access to its video-based resource library to be sold through our direct sales force, complemented by resellers and telesales.
During fiscal 2008, we will continue to focus on the integration of NETg into our operations. We also will continue to focus on revenue and earnings growth, excluding the normal and anticipated acquisition and integration related expenses, primarily by cross selling and up selling, looking at new markets, acquiring new customers, continuing to execute on our new product and telesales distribution initiatives, and continuing to evaluate merger and acquisition opportunities that could contribute to our long-term objectives.
CRITICAL ACCOUNTING POLICIES
We believe that our critical accounting policies are those related to revenue recognition, amortization of intangible assets and impairment of goodwill, share-based compensation, deferral of commissions, restructuring charges, legal contingencies, income taxes and valuation of business combinations. We believe these accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require application of significant judgment by our management. In applying these policies, management uses its judgment in making certain assumptions and estimates. Our critical accounting policies are more fully described under the heading “Critical Accounting Policies” in Note 2 of the Notes to the Consolidated Financial Statements and under “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K as filed with the SEC on April 13, 2007. The policies set forth in our Form 10-K have not changed, except that the critical accounting policy for business combinations described below is a new critical accounting policy in light of the NETg acquisition and the income tax policy has been modified as a result of the adoption of FASB Interpretation (FIN) 48 on February 1, 2007, as described in our Form 10-Q filed with the SEC on June 11, 2007.
BUSINESS COMBINATIONS
When we acquire new businesses, we allocate the purchase price of businesses acquired to the assets acquired, including intangible assets, and the liabilities assumed based on their estimated fair values, with any amount in excess of such allocations designated as goodwill. Significant management judgments and assumptions are required in determining the fair value of acquired assets and liabilities, particularly acquired intangible assets. The valuation of purchased intangible assets is based upon estimates of the future performance and cash flows from the acquired business. If different assumptions are used, it could materially impact the purchase price allocation and our financial position and results of operations.
RESULTS OF OPERATIONS
THREE MONTHS ENDED JULY 31, 2007 VERSUS THREE MONTHS ENDED JULY 31, 2006

	Three Months Ended July 31,
	Dollar	Percent Change
	Increase/(Decrease)	Increase/(Decrease)	Percentage of Revenue
	2006/2007	2006/2007	2007	2006
		(In thousands)
Revenue	$15,735	28%	100%	100%
Cost of revenue — amortization of intangible assets	12	1%	2%	3%
Cost of revenue	2,053	31%	12%	12%

Gross profit	13,670	29%	85%	85%

Research and development	1,463	15%	16%	18%
Selling and marketing	578	3%	33%	42%
General and administrative	2,152	31%	13%	12%
Amortization of intangible assets	3,330	810%	5%	1%
Merger related integration expenses	8,493	*	11%	—
Restatement – SEC investigation	282	409%	1%	—

Total operating expenses	16,298	40%	79%	72%

Operating income	(2,628)	(38)%	6%	13%

Other income/(expense) , net	(210)	512%	—	—
Interest income	(341)	(32)%	1%	2%
Interest expense	(3,692)	5,274%	(5)%	—

Income before (benefit) / provision for income taxes from continuing operations	(6,871)	(87)%	1%	14%
(Benefit) / provision for income taxes	(13,910)	*	(15)%	6%

Income from continuing operations	7,039	146%	17%	9%

Income from operations of businesses to be disposed, net of income tax	524	*	1%	—

Net income	$7,563	157%	17%	9%

*	Not meaningful
REVENUE

	THREE MONTHS ENDED JULY 31,
	2007	2006	CHANGE
		(In thousands)
Revenue:
Multi-Modal Learning	$71,469	$54,210	$17,259
Retail Certification	—	1,524	(1,524)

Total	$71,469	$55,734	$15,735

The primary cause for the increase in revenue is due to additional revenue from the acquisition of TLC in February 2007 and NETg in May 2007, a growth in sales of our informal learning product lines and additional revenue earned under agreements with third party resellers of our products. Approximately $10.8 million of revenues earned in the three months ended July 31, 2007 relates to the amortization of acquired deferred revenue we retained following the NETg acquisition.
The sale of certain assets related to SmartCertify, our Retail Certification business, resulted in a reduction in revenue of $1.5 million in our Retail Certification business for the three months ended July 31, 2007 as compared to the three months ended July 31, 2006. Revenues from our Retail Certification business are $0.2 million in fiscal 2008 as compared to $5.0 million in fiscal 2007. Our Retal Certification business will not contribute additional revenue in fiscal 2008.

	THREE MONTHS ENDED JULY 31,
	2007	2006	CHANGE
		(In thousands)
Revenue:
United States	$57,261	$43,603	$13,658
International	14,208	12,131	2,077

Total	$71,469	$55,734	$15,735

Revenue increased by 31% and 17% in the United States and internationally, respectively, in the three months ended July 31, 2007 as compared to the three months ended July 31, 2006, as a result of increased Multi-Modal Learning (MML) revenue generated from the NETg and TLC acquisition and increased orders from existing customers and new business.
We exited the fiscal year ended January 31, 2007 with non-cancelable backlog of approximately $181 million compared to $171 million at January 31, 2006. This amount is calculated by combining the amount of deferred revenue at each fiscal year end with the amounts to be added to deferred revenue throughout the next twelve months from billings under committed customer contracts and determining how much of these amounts are scheduled to amortize into revenue during fiscal 2008. The amount scheduled to amortize into revenue during fiscal 2008 is disclosed as “backlog” as of January 31, 2007. Amounts to be added to deferred revenue during fiscal 2008 include subsequent installment billings for ongoing contract periods as well as billings for new or continuing contracts. As a result of the previously described sale of certain assets related to SmartCertify, the balance of non-cancelable backlog at January 31, 2007 reflects a reduction of approximately $5.0 million in SmartCertify backlog when compared to January 31, 2006, and SmartCertify will not contribute new contracts during fiscal 2008. We have included this non-GAAP disclosure due to the fact that it is directly related to our subscription based revenue recognition policy. This is a key business metric, which factors into our forecasting and planning activities and provides visibility into fiscal 2008 revenue. The backlog figures provided do not give effect to the NETg acquisition.
COSTS AND EXPENSES
The increase in cost of revenue in the three months ended July 31, 2007 versus the three months ended July 31, 2006 was primarily due to increased revenue, including costs associated with legacy NETg revenue transactions.
The increase in cost of revenue — amortization of intangible assets in the three months ended July 31, 2007 versus the three months ended July 31, 2006 was primarily due to the addition of the amortization of the intangible assets acquired from the acquisition of NETg. This increase was partially offset by certain intangible assets related to capitalized software development costs and technology acquired in previous business combinations becoming fully amortized during the previous fiscal year.
The increase in research and development expenses in the three months ended July 31, 2007 versus the three months ended July 31, 2006 was primarily due to increased repairs and maintenance expenses of $1.2 million associated with maintaining multiple platforms as a result of the NETg acquisition, fulfilling obligations of acquired customer contracts and product commitments assumed in the acquisition of NETg. We anticipate that there will be additional research and development expenses in subsequent periods for content outsourcing, software outsourcing and additional personnel. We expect to incur research and development expenses of approximately $28.4 to $30.4 million in the second half of fiscal 2008.
The increase in selling and marketing expenses in the three months ended July 31, 2007 versus the three months ended July 31, 2006 was primarily due to an increase in salary and benefits of $1.3 million as a result of headcount additions, which include direct sales, telesales and field support to service the increased customer base as a result of the NETg acquisition. This increase was partially offset by a decrease of $0.2 million in stock-based compensation expense, as well as a reduction in commissions of $0.7 million. We anticipate continued investments in sales distribution, field support and marketing as required to support the increased customer base and our growth initiatives. We expect to incur sales and marketing expenses of approximately $54.7 million to $57.7 million in the second half of fiscal 2008.

The increase in general and administrative expenses in the three months ended July 31, 2007 versus the three months ended July 31, 2006 was primarily due to $1.5 million of costs associated with the inclusion of additional headcount, contractors and professional services required to support the increase in customer contracts and transition activities from the NETg acquisition. In addition, we incurred approximately $0.5 million of consulting expense paid to a member of our board of directors related to the NETg acquisition. We anticipate continued investments in headcount and services as required to support the increased customer base and our growth initiatives. We expect to incur general and administrative expenses of approximately $16.4 million to $18.4 million for the second half of fiscal 2008.
The increase in amortization of intangible assets in the three months ended July 31, 2007 versus the three months ended July 31, 2006 was primarily due to the amortization of intangible assets acquired as a result of the NETg acquisition.
In the three months ended July 31, 2007 we incurred approximately $8.5 million of merger and integration related expenses as a result of efforts undertaken to integrate NETg’s operations into ours. Included in these costs are approximately $6.1 million of salary and benefits for NETg employees conducting transition activities as well as approximately $ 2.4 million of charges related to facilities, systems and process integration activities.
Restatement — SEC investigation charges increased in the three months ended July 31, 2007 versus the three months ended July 31, 2006 due to an increase in legal expenses related to the SEC’s informal inquiry into the pre-merger option granting practices at SmartForce.
OTHER INCOME/(EXPENSE), NET
The change in other income/(expense), net in the three months ended July 31, 2007 versus the three months ended July 31, 2006 was primarily due to foreign currency fluctuations. Due to our multi-national operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies used in our business.
INTEREST INCOME
The decrease in interest income in the three months ended July 31, 2007 versus the three months ended July 31, 2006 was primarily due to less funds being available for investment as a result of cash used for the acquisition of NETg in May 2007.
INTEREST EXPENSE
The increase in interest expense in the three months ended July 31, 2007 versus the three months ended July 31, 2006 was primarily due to the interest expense recognized as a result of the debt incurred for the acquisition of NETg as well as the amortization of prepaid debt financing costs as interest expense.
PROVISION FOR INCOME TAXES
For the three months ended July 31, 2007 we had a tax benefit of $10.8 million versus a tax provision of $3.1 million for the three months ended July 31, 2006. The tax benefit the three months ended July 31, 2007 has been influenced significantly by certain tax adjustments required in purchase accounting for the NETg acquisition and the release of approximately $49.1 million of U.S. valuation allowance on net operating loss (NOL) carryforwards. Approximately $25 million of this valuation allowance was recorded through reductions to tax expense and $24.1 million was recorded through adjustments to goodwill.
DISONTINUED OPERATIONS
In connection with the NETg acquisition, we decided to discontinue four product lines acquired from NETg because we believe these product offerings do not represent areas that can grow or be consistent with our profit model. The product lines that have been identified as discontinued operations are Wave, NETG Press Now, Interact Now and Financial Campus. We recorded income from discontinued operations, net of tax, of $524,000 in the three months ended July 31, 2007.

SIX MONTHS ENDED JULY 31, 2007 VERSUS SIX MONTHS ENDED JULY 31, 2006

	Six Months Ended July 31,
	Dollar	Percent Change
	Increase/(Decrease)	Increase/(Decrease)	Percentage of Revenue
	2006/2007	2006/2007	2007	2006
	(In thousands)
Revenue	$18,222	17%	100%	100%
Cost of revenue — amortization of intangible assets	(1,521)	(44)%	2%	3%
Cost of revenue	2,430	19%	12%	12%

Gross profit	17,313	18%	86%	85%

Research and development	1,739	9%	17%	18%
Selling and marketing	(130)	—	36%	42%
General and administrative	1,999	14%	13%	13%
Amortization of intangible assets	3,492	422%	3%	1%
Merger related integration expenses	8,528	*	7%	—
Restatement – SEC investigation	902	281%	1%	—

Total operating expenses	16,530	20%	76%	74%

Operating income	783	6%	10%	11%

Other income/(expense), net	(352)	1,135%	—	—
Interest income	462	25%	2%	2%
Interest expense	(3,678)	2,704%	(3)%	—

Income before (benefit) / provision for income taxes from continuing operations	(2,785)	(20)%	9%	13%
(Benefit) / provision for income taxes	(13,260)	*	(6)%	5%

Income from continuing operations	10,475	118%	15%	8%

Income from operations of businesses to be disposed, net of income tax	524	*	—	—

Net income	$10,999	124	15%	8%

*	Not meaningful.
REVENUE

	SIX MONTHS ENDED JULY 31,
	2007	2006	CHANGE
		(In thousands)
Revenue:
Multi-Modal Learning	$128,396	$107,131	$21,265
Retail Certification	213	3,256	(3,043)

Total	$128,609	$110,387	$18,222

The primary cause of the increase in revenue is due to additional revenue from the NETg acquisition, a growth in sales of our informal learning product lines and additional revenue earned under agreements with third party resellers of our products. Approximately $10.8 million of revenue earned in the six months ended July 31, 2007 relates to the amortization of acquired deferred revenue we retained following the NETg acquisition.
The sale of certain assets related to SmartCertify, our Retail Certification business, resulted in a reduction in revenue of $3.0 million in our Retail Certification business for the six months ended July 31, 2007 as compared to the six months ended July 31, 2006. Revenue from our Retail Certification business are $0.2 million in fiscal 2008 as compared to $5.0 million in fiscal 2007. Our Retail Certification business will not contribute additional revenue in fiscal 2008.

	SIX MONTHS ENDED JULY 31,
(IN THOUSANDS)	2007	2006	CHANGE
	(In thousands)
Revenue:
United States	$101,080	$86,467	$14,613
International	27,529	23,920	3,609

Total	$128,609	$110,387	$18,222

Revenue increased by 17% and 15% in the United States and internationally, respectively, in the six months ended July 31, 2007 as compared to the six months ended July 31, 2006 as a result of increased MML revenue generated from the NETg and TLC acquisitions and from existing customers and new business.
COSTS AND EXPENSES
The increase in cost of revenue in the six months ended July 31, 2007 versus the six months ended July 31, 2006 was primarily due to increased revenue as well as costs associated with legacy NETg revenue transactions.
The decrease in cost of revenue — amortization of intangible assets in the six months ended July 31, 2007 versus the six months ended July 31, 2006 was primarily due to certain intangible assets related to capitalized software development costs and technology acquired in business combinations becoming fully amortized during the previous fiscal year. This decrease was partially offset by the addition of the amortization of the intangible assets acquired from the acquisition of NETg.
The increase in research and development expenses in the six months ended July 31, 2007 versus the six months ended July 31, 2006 was primarily due to increased repairs and maintenance expenses of $1.2 million associated with maintaining multiple platforms as a result of the NETg acquisition, fulfilling obligations of acquired customer contracts and product commitments assumed in the acquisition of NETg. In addition we incurred $0.4 million in expenses related to our new Leadership Development Channel (LDC) operations for video content development acquired from TLC, which was partially offset by a reduction of $0.2 million in stock based compensation.
The decrease in selling and marketing expenses in the six months ended July 31, 2007 versus the six months ended July 31, 2006 was primarily due to a decrease of $0.5 million of stock-based compensation expense, as well as a reduction in consulting expense of $0.3 million and commission expense of $1.1 million. This decrease was partially offset by increased salary and benefits expense of $1.3 million as a result of headcount additions which include direct sales, telesales, field service to support the increased customer base as a result of the NETg acquisition.
The increase in general and administrative expenses in the six months ended July 31, 2007 versus the six months ended July 31, 2006 was primarily due to $1.5 million of costs associated with additional personnel, contractors and professional services required to support the increase in customer contracts and transition activities from the NETg acquisition. In addition we incurred approximately $0.5 million of consulting expense paid to a member of our board of directors related to the NETg acquisition.
The increase in amortization of intangible assets in the six months ended July 31, 2007 versus the six months ended July 31, 2006 was primarily due to the amortization of intangible assets acquired as a result of the NETg acquisition.
We have unamortized stock expense of $11.8 million and $2.8 million at July 31, 2007 and July 31, 2006, respectively.
In the six months ended July 31, 2007 we incurred approximately $8.5 million of merger and integration related expenses as a result of efforts undertaken to integrate NETg’s operations into ours. Included in these costs are approximately $6.1 million of salary and benefits for NETg employees conducting transition activities as well as approximately $2.4 million of charges related to facilities, systems and process integration activities.
Restatement — SEC investigation charges increased in the six months ended July 31, 2007 versus the six months ended July 31, 2006 due to an increase in legal expenses related to the SEC’s informal inquiry into the pre-merger option granting practices at SmartForce.
OTHER INCOME/(EXPENSE), NET
The change in other income/ (expense), net in the six months ended July 31, 2007 versus the six months ended July 31, 2006 was primarily due to foreign currency fluctuations. Due to our multi-national operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies used in our business.

INTEREST INCOME
The increase in interest income in the six months ended July 31, 2007 versus the six months ended July 31, 2006 was primarily due to more funds being available for investment and higher interest rates on our cash and cash equivalents and investments during the first three months of fiscal 2008. This increase was partially offsets by the reduction of funds available for investment as a result of cash used for the acquisition of NETg in May 2007.
INTEREST EXPENSE
The increase in interest expense in the six months ended July 31, 2007 versus the six months ended July 31, 2006 was primarily due to the interest expense recognized as a result of the debt incurred for the acquisition of NETg as well as the amortization of prepaid debt financing costs as interest expense.
PROVISION FOR INCOME TAXES
For the six months ended July 31, 2007we had a tax benefit of $8.2 million versus a tax provision of $5.1 million for the six months ended July 31, 2006. For the six month period ended July 31, 2007, the $8.2 million tax benefit comprised of a $25 million deferred tax benefit related to the reduction in our deferred tax asset valuation allowance, offset by the effects of certain tax adjustments required in purchase accounting for the NETg acquisition.
DISONTINUED OPERATIONS
In connection with the NETg acquisition, the Company decided to discontinue four product lines acquired from NETg because the Company believes these product offerings do not represent areas that can grow or be consistent with the Company’s profit model. The product lines that have been identified as discontinued operations are Wave, NETG Press Now, Interact Now and Financial Campus. The Company recorded income from discontinued operations, net of tax, of $524,000 in the six months ended July 31, 2007.
LIQUIDITY AND CAPITAL RESOURCES
As of July 31, 2007, our principal source of liquidity was our cash and cash equivalents and short-term investments, which totaled $57.6 million. This compares to $104.1 million at January 31, 2007.
Net cash provided by operating activities of $10.2 million for the six months ended July 31, 2007 was primarily due to net income from continuing operations of $19.4 million, which included the impact of non-cash expenses for depreciation and amortization and amortization of intangible assets of $10.3 million, share-based compensation expense of $2.6 million and a non-cash income tax benefit of $9.2 million. Net cash provided by operating activities was also a result of a decrease in accounts receivable of $41.8 million as well as a decrease in prepaid and other current assets of $4.9 million. These amounts were partially offset by a decrease in accrued expenses of $29.6 million and a decrease in deferred revenue of $30.5 million. These decreases in accounts receivable, accrued expenses and deferred revenue are primarily a result of the seasonality of our operations, with the fourth quarter of our fiscal year historically generating the most activity.
Net cash used in investing activities was $227.7 million for the six months ended July 31, 2007, which includes cash used to acquire NETg of $275 million, net of cash acquired and cash used to acquire TLC of $3.9 million, net of cash acquired. This was partially offset by the maturity of investments generating a cash inflow of approximately $38.0 million in the six months ended July 31, 2007. In addition, approximately $16.1 million of cash was released from restricted cash as a result of making the final payment related to the settlement of the 2002 class action lawsuit in April 2007. Prior to making that payment, we were required to place a restriction on this cash to secure an outstanding letter of credit of $15.5 million.
Net cash provided by financing activities was $203.3 million for the six months ended July 31, 2007. This was the result of borrowing under long-term debt of $194.1 million net of debt acquisition costs, as well as proceeds we received from the exercise of share options under our various share option programs and share purchases under our 2004 Employee Share Purchase Plan of $9.2 million.

We had a working capital deficit of approximately $46.2 million as of July 31, 2007 and had working capital of approximately $38.1 million as of January 31, 2007. The decrease in our working capital was primarily due to cash used to acquire NETg of $77.0 million and cash used to acquire TLC of $4.1 million.
As of January 31, 2007, we had U.S. federal net operating loss (NOL) carryforwards of approximately $284.2 million. These NOL carryforwards, which are subject to potential limitations based upon change in control provisions of Section 382 of the Internal Revenue Code, are available to reduce future taxable income, if any, through 2025. Included in the $284.2 million are approximately $157.1 million of U.S. NOL carryforwards that were acquired in the SmartForce Merger and the purchase of Books 24x7. As a result of the release of the U.S. valuation allowance, in the three months ended July 31, 2007, we realized the benefits of approximately $69 million of these acquired NOL carryforwards through a reduction to goodwill. We will realize the remaining benefits of these acquired NOL carryforwards through reductions to goodwill and non-goodwill intangible assets. Also included in the $284.2 million are approximately $127.1 million of U.S. NOL carryforwards that relate to our operations. As a result of the release of the U.S. valuation allowance, in the three months ended July 31, 2007, we realized the benefits of $7.1 million of these NOL carryforwards through a reduction to the provision for income taxes. Also included in the $284.2 million at January 31, 2007 is approximately $31.3 million of NOL carryforwards in the United States resulting from disqualifying dispositions. We will realize the benefit of these losses through increases to shareholder’s equity in the periods in which the losses are utilized to reduce tax payments. We also acquired $365,000 of U.S. tax credit carryforwards in the SmartForce Merger and the purchase of Books 24x7. As with the acquired NOL carryforwards, we will realize the benefits of these credit carryforwards through reductions to goodwill and non-goodwill intangible assets. Additionally, we had approximately $93.5 million of NOL carryforwards in jurisdictions outside of the U.S.. In addition, included in the $93.5 million is approximately $88.1 million of NOL carryforwards in jurisdictions outside the U.S. acquired in the SmartForce Merger and the purchase of Books 24x7. We will realize the benefits of these acquired NOL carryforwards through reductions to goodwill and non-goodwill intangible assets. We also had U.S. federal tax credit carryforwards of approximately $6.8 million at January 31, 2007.
We lease certain of our facilities and certain equipment and furniture under operating lease agreements that expire at various dates through 2023. In addition we have a note payable related to the acquisition of NETg which will be paid out over the next 6 years. Future minimum lease payments, net of estimated rentals, under these agreements and the debt repayments schedule are as follows (in thousands):

	Payments Due by Period
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Operating Lease Obligations	$23,875	$8,099	$7,263	$2,364	$6,149
Debt Obligations	200,000	2,000	4,000	4,000	190,000

Total Obligations	$223,875	$10,099	$11,263	$6,364	$196,149
On February 9, 2007, we acquired the assets of TLC for approximately $4.1 million with an additional consideration of up to $0.5 million payable to the shareholders of TLC upon achievement of certain integration milestones prior to February 2008. As of July 31, 2007, $0.1 million of this additional consideration had been paid.
We used approximately $77.0 million of our cash on May 14, 2007 for the purchase price and related expenses of the NETg acquisition. In connection with the closing of the NETg acquisition, we and our subsidiary SkillSoft Corporation entered into a Credit Agreement with Credit Suisse, as agent, and certain other parties. The Credit Agreement provides for a $225 million senior secured credit facility comprised of a $200 million term loan facility and a $25 million revolving credit facility. Proceeds of the Credit Agreement were used to finance the NETg acquisition and for general corporate purposes. In connection with the NETg acquisition, SkillSoft Corporation borrowed the entire $200 million available under the term loan facility. The term loan bears interest at a rate per annum equal to, at our election, (i) an alternative base rate plus a margin of 1.75% or (ii) adjusted LIBOR plus a margin of 2.75%, and revolving loans bear interest at a rate per annum equal to, at our election, (i) an alternative base rate plus a margin of 1.50% to 1.75% or (ii) adjusted LIBOR plus a margin of 2.50% to 2.75%. The alternative base rate is the greater of Credit Suisse’s prime rate and the federal funds effective rate plus 0.50%. Overdue amounts under the Credit Agreement bear interest at a rate per annum equal to 2.00% plus the rate otherwise applicable to such loan.

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
Within the definitions of the Credit Agreement, a material adverse effect shall mean a material adverse condition or material adverse change in or materially and adversely affecting (a) the business, assets, liabilities, operations or financial condition of Holdings, the Borrower and the Subsidiaries, taken as a whole, or (b)  the validity or enforceability of any of the loan Documents or the rights and remedies of Administrative Agent, the Collateral Agent or the Secured Parties there under. No event, change or condition has occurred since January 31, 2007 that has caused, or could reasonably be expected to cause, a material adverse effect and as of July 31, 2007 we were in compliance with all other covenants under the Credit Agreement.
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
We expect to experience similar spending related to capital expenditures in the fiscal year ending January 31, 2008, as compared to the fiscal year ended January 31, 2007, excluding capital expenditures related to the acquisition of NETg. These expenditures cannot be accurately estimated at this time. In addition we will continue to invest in research and development and sales and marketing in order to execute our business plan and achieve expected revenue growth. To the extent that our execution of the business plan results in increased sales, we expect to experience corresponding increases in deferred revenue, cash flow and prepaid expenses. Capital expenditures for the fiscal year ending January 31, 2008 are expected to be approximately $6.0 to $8.0 million.
We currently have the ability to purchase, subject to certain limitations, up to 3,500,000 of our outstanding shares under an approved shareholder repurchase plan that expires on September 22, 2007. Under the plan, there are limitations on our ability to purchase shares up to this level, which include, but are not limited to, the availability of distributable profits under Irish regulations and available cash. We have also incurred additional restrictions as a result of the term loan agreement with Credit Suisse we executed as part of the NETg acquisition. We expect that the principal sources of funding for our operating expenses, capital expenditures, debt payment obligations and other liquidity needs will be a combination of our available cash and cash equivalents and short-term investments, and funds generated from future cash flows from operating activities. We believe our current funds and expected cash flows from operating activities will be sufficient to fund our operations, including the debt repayment for at least the next 12 months. However, there are several items that may negatively impact our available sources of funds. In addition, our cash needs may increase due to factors such as unanticipated developments in our business or significant acquisitions (in addition to and including NETg). The amount of cash generated from operations will be dependent upon the successful execution of our business plan. Although we do not foresee the need to raise additional capital, any unanticipated economic or business events could require us to raise additional capital to support operations.
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
Our management uses the non-GAAP financial results internally as an alternative means for assessing our results of operations. By excluding non-cash charges such as share-based compensation, amortization of purchased intangible assets, impairment of goodwill and purchased intangible assets, management can evaluate our operations excluding these non-cash charges and can compare its results on a more consistent basis to the results of other companies in our industry. By excluding charges such as restructuring charges/(benefits), our management can compare our ongoing operations to prior quarters where such items may be materially different and to ongoing operations of other companies in our industry who may have materially different one-time charges.
Our management believes that the non-GAAP financial results may also provide useful information to investors. Non-GAAP results may also allow investors and analysts to more readily compare our operations to prior financial results and to the financial results of other companies in the industry who similarly provide non-GAAP results to investors and analysts. Investors may seek to evaluate our business performance and the performance of our competitors as they relate to cash. Excluding one-time and non-cash charges may assist investors in this evaluation and comparison.
In addition, certain covenants in our Credit Agreement are based on non-GAAP financial measures and evaluating and presenting these measures allows us and our investors to assess our compliance with the covenants in our Credit Agreement and thus our liquidity situation.
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
ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of July 31, 2007, we did not use derivative financial instruments for speculative or trading purposes.
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
In order to limit our exposure to interest rate changes, we entered into an interest rate swap agreement with an initial notional amount of $160 million which amortizes over a period consistent with our anticipated payment schedule. This strategy uses an interest rate swap to effectively convert $160 million in variable rate borrowings into fixed rate liabilities at 5.1015%.

effective interest rate. The interest rate swap is considered to be a hedge against changes in the amount of future cash flows associated with interest payments on a variable rate loan.
FOREIGN CURRENCY RISK
Due to our multi-national operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues or pay expenses and the U.S. dollar. Our expenses are not necessarily incurred in the currency in which revenue is generated, and, as a result, we are required from time to time to convert currencies to meet our obligations. These currency conversions are subject to exchange rate fluctuations, in particular changes to the value of the Euro, Canadian dollar, Australian dollar, New Zealand dollar, Singapore dollar, and United Kingdom pound sterling relative to the U.S. dollar, which could adversely affect our business and the results of operations. During the six months ended July 31, 2007 and 2006, we incurred foreign currency exchange losses of $407,000 and $110,000, respectively.
ITEM 4. — CONTROLS AND PROCEDURES
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II
ITEM 1. — LEGAL PROCEEDINGS
We have been the subject of a formal investigation by the SEC into the events and circumstances giving rise to the 2003 restatement of SmartForce PLC’s accounts (the “Restatement Investigation”). On July 19, 2007, the SEC announced that three former officers and one former employee of SmartForce had settled SEC claims in connection with the Restatement Investigation. The SEC staff did not ask that ant claims be brought against us, or request that we enter into any settlement and we do not believe that the SEC will make any claim against us in connection with the Restatement Investigation, including any claim for payment by us.
In January 2007, the Boston District Office of the SEC informed us that we are the subject of an informal investigation concerning options granting practices at SmartForce for the period beginning April 12, 1996 through July 12, 2002 (the “Option Granting Investigation”), prior to the September 6, 2002 merger with SmartForce PLC. We have provided documents in response to requests from the SEC. The SEC staff has also informed us that despite closure of the Restatement Investigation, the staff has not determined whether to close the Options Granting Investigation.
We believe that we accounted for SmartForce stock options grants properly in the merger, and believe that as a result of the merger accounting our financial statements are unlikely to change even if the SEC concludes that

SmartForce did not properly account for its pre-merger option grants. When SkillSoft Corporation and SmartForce merged on September 6, 2002, SkillSoft Corporation was for accounting purposes deemed to have acquired SmartForce. Accordingly, the pre-merger financial statements of SmartForce are not included in our historical financial statements, and our financial statements include results from what had been the business of SmartForce only from the date of the merger. Under applicable accounting rules, we valued all of the outstanding SmartForce stock options assumed in the merger at fair value upon consummation of the merger. Accordingly, we believe that our accounting for SmartForce stock options will not be affected by any error that SmartForce may have made in its own accounting for stock option grants, and that that the Options Granting Investigation should not require any change in our financial statements.
We continue to cooperate with the SEC in the Option Granting Investigation. At the present time, we are unable to predict the outcome of the Option Granting Investigation or its potential impact on our operating results or financial position.
We are not a party to any other material legal proceedings.
ITEM 1A. — RISK FACTORS
Investors should carefully consider the risks described below before making an investment decision with respect to our shares. While the following risk factors have been updated to reflect developments subsequent to the filing of our Annual Report on Form 10-K for the fiscal year ended January 31, 2007, there have been no material changes to the risk factors included in that report, except that the risk related to the ongoing investigation by the SEC has been revised to reflect developments in that investigation.
RISKS RELATED TO LEGAL PROCEEDINGS
WE ARE THE SUBJECT OF AN ONGOING INVESTIGATION BY THE SEC.
We have been the subject of a formal investigation by the United States Securities and Exchange Commission (“SEC”) into the events and circumstances giving rise to the 2003 restatement of SmartForce PLC’s accounts (the “Restatement Investigation”). On July 19, 2007, the SEC announced that three former officers and one former employee of SmartForce had settled SEC claims in connection with the Restatement Investigation. The former officers/employee will make payments in connection with their settlements. It is possible that they may seek to require us to indemnify them for such payments. The SEC staff did not ask that any claims be brought against us, or request that we enter into any settlement, and we do not believe that the SEC will make any claim against us in connection with the Restatement Investigation, including any claim for payment by us.
The Boston District Office of the SEC informed us in January 2007 that we are the subject of an informal investigation concerning options granting practices at SmartForce for the period beginning April 12, 1996 through July 12, 2002, prior to the September 6, 2002 merger with SmartForce PLC. We have produced documents in response to requests from the SEC.
We continue to cooperate with the SEC in this matter. At the present time, we are unable to predict the outcome of this matter or its potential impact on our operating results or financial position. However, we may incur substantial costs in connection with the SEC investigation, and this investigation could cause a diversion of management time and attention. In addition, we could be subject to penalties, fines or regulatory sanctions or claims by our former officers, directors or employees for indemnification of costs they may incur in connection with the SEC investigation. Any or all of those issues could adversely affect our business, operating results and financial position.
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

PAST AND FUTURE ACQUISITIONS, INCLUDING THE RECENT ACQUISITION OF NETG, MAY NOT PRODUCE THE BENEFITS WE ANTICIPATE AND COULD HARM OUR CURRENT OPERATIONS.
One aspect of our business strategy is to pursue acquisitions of businesses or technologies that will contribute to our future growth. On May 14, 2007, we acquired NETg from The Thomson Corporation. However, we may not be successful in identifying or consummating future attractive acquisition opportunities. Moreover, any acquisitions we do consummate, including the NETg acquisition, may not produce benefits commensurate with the purchase price we pay or our expectations for the acquisition. In addition, acquisitions, including the NETg acquisition, involve numerous risks, including:
•	difficulties in integrating the technologies, operations, financial controls and personnel of the acquired company;

•	difficulties in retaining or transitioning customers and employees of the acquired company;

•	diversion of management time and focus;

•	the incurrence of unanticipated expenses associated with the acquisition or the assumption of unknown liabilities or unanticipated financial, accounting or other problems of the acquired company; and

•	accounting charges related to the acquisition, including restructuring charges, write-offs of in-process research and development costs, and subsequent impairment charges relating to goodwill or other intangible assets acquired in the transaction.
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
THE SUCCESS OF OUR E-LEARNING STRATEGY DEPENDS ON THE RELIABILITY AND CONSISTENT PERFORMANCE OF OUR INFORMATION SYSTEMS AND INTERNET INFRASTRUCTURE.
The success of our e-learning strategy is highly dependent on the consistent performance of our information systems and Internet infrastructure. If our Web site fails for any reason or if it experiences any unscheduled downtimes, even for only a short period, our business and reputation could be materially harmed. We have in the past experienced performance problems and unscheduled downtime, and these problems could recur. We currently rely on third parties for proper functioning of computer infrastructure, delivery of our e-learning applications and the performance of our destination site. Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, break-ins, earthquake, financial patterns of hosting providers and similar events. Any system failures could adversely affect customer usage of our solutions and user traffic results in any future quarters, which could adversely affect our revenue and operating results and harm our reputation with corporate customers, subscribers and commerce partners. Accordingly, the satisfactory performance, reliability and availability of our Web site and computer infrastructure are critical to our reputation and ability to attract and retain corporate customers, subscribers and commerce partners. We cannot accurately project the rate or timing of any increases in traffic to our Web site and, therefore, the integration and timing of any upgrades or enhancements required to facilitate any significant traffic increase to the Web site are uncertain. We have in the past experienced difficulties in upgrading our Web site infrastructure to handle increased traffic, and these difficulties could recur. The failure to expand and upgrade our Web site or any system error, failure or extended down time could materially harm our business, reputation, financial condition or results of operations.
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
ITEM 4. — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable
ITEM 5. — OTHER INFORMATION
In connection with the acquisition of NETg on May 14, 2007, our management effected an acquisition and integration effort to eliminate redundant facilities and employees, reduce the cost structure of the business and better align our operating expenses with existing economic conditions. We expect to complete this exit plan by the second quarter of fiscal 2009. Please see Note 7 to the Condensed Consolidated Financial Statements included in this Form 10-Q for a detailed description of the exit plan.
ITEM 6. — EXHIBITS
See the Exhibit Index attached hereto.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKILLSOFT PUBLIC LIMITED COMPANY
Date: September 10, 2007	By:	/s/ Thomas J. McDonald
Thomas J. McDonald
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of SkillSoft PLC’s Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of SkillSoft PLC’s Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of SkillSoft PLC’s Chief Executive Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) under the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of SkillSoft PLC’s Chief Financial Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) under the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.