Form 10-Q
period 2007-10-31
SKILLSOFT PUBLIC LIMITED CO
filed 2007-12-10
CIK 940181

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On November 30, 2007, the registrant had outstanding 111,592,623 Ordinary Shares (issued or issuable in exchange for the registrant’s outstanding American Depositary Shares).

SKILLSOFT PLC
FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 31, 2007
INDEX

PART I
ITEM 1. — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SKILLSOFT PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	OCTOBER 31,	JANUARY 31,
	2007	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,363	$48,612
Short-term investments	20,202	55,505
Restricted cash	3,919	20,095
Accounts receivable, net	94,249	94,343
Prepaid expenses and other current assets	24,134	22,215

Total current assets	172,867	240,770
Property and equipment, net	8,033	9,672
Intangible assets, net	34,909	2,638
Goodwill	316,301	83,171
Long-term investments	—	3,598
Deferred tax assets, net	45,376	159
Other assets	9,205	2,962

Total assets	$586,691	$342,970

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,000	$—
Accounts payable	3,186	3,327
Accrued compensation	16,441	17,870
Accrued expenses	46,349	35,427
Deferred revenue	140,598	146,012

Total current liabilities	208,574	202,636
Long term debt	197,500	—
Other long term liabilities	4,176	2,405

Total long term liabilities	201,676	2,405
Commitments and contingencies (Note 12)
Shareholders’ equity:
Ordinary shares, Euro 0.11 par value: 250,000,000 shares authorized; 111,515,993 and 109,255,366 shares issued at October 31, 2007 and January 31, 2007, respectively	12,374	12,039
Additional paid-in capital	588,124	573,394
Treasury stock, at cost, 6,533,884 ordinary shares	(24,524)	(24,524)
Accumulated deficit	(395,961)	(421,661)
Accumulated other comprehensive loss	(3,572)	(1,319)

Total shareholders’ equity	176,441	137,929

Total liabilities and shareholders’ equity	$586,691	$342,970

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(UNAUDITED, IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	October 31,		October 31,
	2007	2006	2007	2006
Revenue	$75,124	$57,135	$203,733	$167,521
Cost of revenue — amortization of intangible assets	1,740	740	3,683	4,203
Cost of revenue (1)	8,282	6,846	23,827	19,962

Gross profit	65,102	49,549	176,223	143,356
Operating expenses:
Research and development (1)	13,710	10,047	35,315	29,913
Selling and marketing (1)	25,227	21,983	71,489	68,375
General and administrative (1)	9,449	6,844	25,572	20,948
Amortization of intangible assets	3,634	412	7,955	1,240
Merger and integration related expenses	2,616	—	11,110	—
Restructuring	—	25	34	47
Restatement — SEC investigations	105	114	1,328	434

Total operating expenses	54,741	39,425	152,803	120,957

Operating income	10,361	10,124	23,420	22,399
Other expense, net	(642)	(35)	(1,026)	(67)
Interest income	654	1,137	2,990	3,011
Interest expense	(3,927)	(69)	(7,741)	(205)

Income before provision / (benefit) for income taxes from continuing operations	6,446	11,157	17,643	25,138
Provision / (benefit) for income taxes	270	4,073	(7,886)	9,176

Income from continuing operations	6,176	7,084	25,529	15,962
(Loss) / income from operations of businesses to be disposed, net of income tax benefit / (expense) of $311 and ($76) for the three and nine months ended October 31, 2007, respectively	(351)	—	173	—

Net income	$5,825	$7,084	$25,702	$15,962

Net income / (loss) per share (see Note 10):
Basic — continuing operations	$0.06	$0.07	$0.25	$0.16
Basic — discontinued operations	$(0.00)	$—	$0.00	$—

	$0.06	$0.07	$0.25	$0.16

Basic weighted average shares outstanding	104,789,720	101,763,654	104,165,555	101,446,427

Diluted — continuing operations	$0.06	$0.07	$0.24	$0.15
Diluted — discontinued operations	$(0.00)	$—	$0.00	$—

	$0.05	$0.07	$0.24	$0.15

Diluted weighted average shares outstanding	108,552,456	104,724,685	108,018,673	103,887,852

(1)	Share-based compensation included in cost of revenue and operating expenses:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	October 31,		October 31,
	2007	2006	2007	2006
Cost of revenue	$54	$14	$119	$31
Research and development	226	151	659	818
Selling and marketing	442	269	1,309	1,646
General and administrative	657	404	1,921	1,657
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, IN THOUSANDS)

	NINE MONTHS ENDED
	OCTOBER 31,
	2007	2006
Cash flows from operating activities from continuing operations:
Net income, continuing operations	$25,529	$15,962
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Share-based compensation	4,008	4,152
Depreciation and amortization	5,481	4,502
Amortization of intangible assets	11,638	5,443
Provision for / (recovery of) bad debts	470	(477)
Non-cash interest expense	481	—
(Benefit) / provision for income tax — non-cash	(8,986)	8,245
Realized loss on sale of assets, net	(58)	—
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable	36,344	39,354
Prepaid expenses and other current assets	14,145	8,498
Accounts payable	(1,313)	(403)
Accrued expenses, including long-term liabilities	(45,563)	(13,190)
Deferred revenue	(33,707)	(40,043)

Net cash provided by operating activities from continuing operations	8,469	32,043
Cash flows from investing activities from continuing operations:
Purchases of property and equipment	(2,321)	(3,989)
Cash used in purchase of businesses, net of cash acquired	(278,923)	—
Purchases of investments	(9,575)	(74,843)
Maturity of investments	48,378	39,810
Release of restricted cash	16,183	335

Net cash used in investing activities from continuing operations	(226,258)	(38,687)
Cash flows from financing activities from continuing operations:
Borrowings under long-term debt, net of debt financing costs	194,133	—
Principal payment on long-term debt	(500)	—
Exercise of share options	8,280	1,977
Proceeds from employee share purchase plan	2,776	2,561

Net cash provided by financing activities from continuing operations	204,689	4,538
Change in cash from discontinued operations	(7,013)	—
Effect of exchange rate changes on cash and cash equivalents	1,864	562

Net decrease in cash and cash equivalents	(18,249)	(1,544)
Cash and cash equivalents, beginning of period	48,612	51,937

Cash and cash equivalents, end of period	$30,363	$50,393

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. THE COMPANY
SkillSoft PLC, (the Company or SkillSoft), was incorporated in Ireland on August 8, 1989. The Company is a leading software as a service (SaaS) provider of on-demand e-learning and performance support solutions for global enterprises, government, education and small to medium-sized businesses. SkillSoft helps companies to maximize business performance through a combination of content, online information resources, flexible technologies and support services. SkillSoft is the surviving corporation as a result of a merger between SmartForce PLC and SkillSoft Corporation on September 6, 2002 (the Merger). On May 14, 2007, the Company completed its acquisition of Thomson NETg (NETg) from The Thomson Corporation for approximately $270 million in cash (see Note 6).
2. BASIS OF PRESENTATION
The accompanying, unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all material adjustments (consisting only of those of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of October 31, 2007 and the results of its operations for the three and nine months ended October 31, 2007 and 2006 and cash flows for the nine months ended October 31, 2007 and 2006. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.
Certain reclassifications have been made to the consolidated financial statements for the three and nine month periods ended October 31, 2006 to conform to current year presentation. Specifically, amortization of intangible assets expense related to acquired technology and capitalized software development costs of approximately $0.7 million and $4.2 million for the three and nine months ended October 31, 2006, respectively, are now included in cost of revenues. These costs were previously recorded within operating expense under the caption “amortization of intangible assets.”
3. CASH, CASH EQUIVALENTS, RESTRICTED CASH AND INVESTMENTS
The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. At October 31, 2007 and January 31, 2007, cash equivalents consisted mainly of commercial paper.
At October 31, 2007, the Company had approximately $3.9 million of restricted cash: approximately $2.8 million is held voluntarily to defend named former executives and board members of SmartForce PLC for actions arising out of the SEC investigation and litigation related to the 2002 securities class action and approximately $1.1 million is held in certificates of deposits with a commercial bank pursuant to terms of certain facilities lease agreements. In the quarter ended April 30, 2007, the Company made the final payment with respect to the 2002 securities class action settlement of approximately $15.5 million plus payments made for named defendants, which amount had previously been recorded as restricted cash.
The Company accounts for certain investments in commercial paper, corporate debt securities and federal agency notes in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115). Under SFAS No. 115, securities that the Company does not intend to hold to maturity or for trading purposes are reported at market value, and are classified as available for sale. At October 31, 2007, the Company’s investments were classified as available for sale and had an average maturity of approximately 63 days. These investments are classified as current assets or long-term investments in the accompanying condensed consolidated balance sheets based upon maturity date.
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
The Company provides professional services, including instructor led training, customized content development, website development / hosting and implementation services. If the Company determines that the professional services are not separable from an existing customer arrangement, revenue from these services is recognized over the existing contractual terms with the customer; otherwise the Company typically recognizes professional service revenue as the services are performed.
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
5. ACCOUNTING FOR SHARE-BASED COMPENSATION
The Company has several share-based compensation plans under which employees, officers, directors and consultants may be granted options to purchase the Company’s ordinary shares, generally at the market price on the date of grant. The options become exercisable over various periods, typically four years, and have a maximum term of up to ten years. As of October 31, 2007, 2,588,263 ordinary shares remain available for future grant under the Company’s share option plans. Please see Note 9 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K as filed with the SEC on April 13, 2007 for a detailed description of the Company’s share option plans.
A summary of share option activity under the Company’s plans during the nine months ended October 31, 2007 is as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
Share Options	Shares	Exercise Price	Term (Years)	(in thousands)
Outstanding, January 31, 2007	20,188,177	$7.48	5.47
Granted	90,000	9.31
Exercised	(1,780,554)	4.65
Cancelled	(1,835,446)	14.81

Outstanding, October 31, 2007	16,662,177	$7.06	4.96	$49,380

Exercisable, October 31, 2007	11,114,666	$7.38	4.40	$35,250

Vested and Expected to Vest, October 31, 2007 (1)	15,903,230	$7.09	4.91	$47,452

(1)	This represents the number of vested options as of October 31, 2007 plus the number of unvested options as of October 31, 2007 that are expected to vest based on an estimated forfeiture rate of 11.6%. The Company recognizes expense incurred under SFAS 123(R) on a straight line basis. Due to the Company’s vesting schedule, expense is incurred on options that have not yet vested but which are expected to vest in a future period. The options for which expense has been incurred but have not yet vested are included above as options expected to vest.
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the shares on October 31, 2007 of $8.95 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on October 31, 2007.
The total intrinsic value of options exercised during the three months ended October 31, 2007 and 2006 was approximately $593,635 and $451,362, respectively. The total intrinsic value of options exercised during the nine months ended October 31, 2007 and 2006 was approximately $6.3 million and $1.3 million, respectively.
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
The acquisition of NETg was accounted for as a business combination under SFAS No. 141, “Business Combinations” using the purchase method. Accordingly, the results of NETg have been included in the Company’s consolidated financial statements since the date of acquisition. The components of the consideration paid are as follows:

Cash paid	$269,738
Transaction costs incurred	7,249

Total purchase price	$276,987

The Stock and Asset Purchase Agreement entered into in connection with the acquisition also provides for an adjustment to the purchase price related to NETg’s closing balance sheet. The Company and The Thomson Corporation are currently engaged in discussions concerning a potential purchase price adjustment. The Company has considered the provisions of EITF Issue No. 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of and Acquired Enterprise in a Purchase Business Combination”, and concluded that this contingent consideration represents either additional purchase price or a reduction thereof. As a result, goodwill will be adjusted by the amount of the change in consideration, if any.
The purchase price was allocated based upon the fair value of the assets acquired and liabilities assumed at the date of acquisition. The following table summarizes the preliminary allocation of the initial purchase price (in thousands):

Description	Amount
Current assets	$44,137
Deferred tax asset	10,194
Property and equipment	1,470
Goodwill	255,692
Amortizable intangible assets	43,050
Current liabilities*	(52,071)
Deferred revenue	(25,485)

Total	$276,987

*	Includes exit costs of $15.8 million.
Intangible assets and their estimated useful lives consist of the following (in thousands):

Description	Amount	Life
Non-compete agreement	$6,900	2.5 years
Trademark/tradename	2,700	2 years
Developed software/courseware	9,950	1.5 years
Customer contractual relationships	1,000	1 year
Customer non-contractual relationships	22,500	4 years

	$43,050

The non-compete agreement, trademark/tradename and customer relationships were valued using the income approach and the developed software/courseware was valued using the cost approach. Values and useful lives assigned to intangible assets were determined using management’s estimates.
Goodwill represents the excess of the purchase price over the net identifiable tangible and intangible assets acquired. The Company determined that the acquisition of NETg resulted in the recognition of goodwill primarily because the acquisition is expected to help SkillSoft reach critical mass and shorten its timeframe to approach its long term operating profitability objectives through incremental scalability and significant cost synergies. The goodwill recorded as a result of this acquisition is expected to be deductible for tax purposes.
Goodwill is subject to review for impairment annually and when there are any interim indicators of impairment. The Company performs its goodwill impairment tests as of November 1 each year.
Acquired intangible assets are reviewed for impairment upon the occurrence of any events or changes in circumstances that indicate the carrying amount of an asset may not be recoverable. The useful life of each intangible asset is evaluated for each reporting period to determine whether events and circumstances warrant a revision to the remaining useful life.
The Company assumed certain liabilities in the acquisition including deferred revenue that was ascribed a fair value of $25.5 million using a cost-plus profit approach in accordance with EITF 01-03, “Accounting in a Business Combination for Deferred Revenue of an Acquiree.” The Company is amortizing deferred revenue over the average remaining term of the contracts, which reflects the estimated period to satisfy these customer obligations. In allocating the preliminary purchase price, the Company recorded an adjustment to reduce the carrying value of NETg’s deferred revenue by $22.2 million. Approximately $5.7 million of unamortized acquired NETg deferred revenue remained at October 31, 2007.
In connection with the acquisition, the Company’s management approved and initiated plans to integrate NETg into its operations and to eliminate redundant facilities and headcount, reduce cost structure and better align operating expenses with existing economic conditions and the Company’s operating model. In accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”) the Company has accrued for certain liabilities incurred directly related to the NETg acquisition and accounted for those in the allocation of the purchase price. The items accounted for in accordance with EITF Issue No. 95-3 primarily relate to severance related costs incurred in association with workforce reductions and totaled approximately $10.1 million for employee separation costs for approximately 360 employees. The Company also estimated a liability of $1.8 million representing the estimated fair value of abandoned lease obligations. The Company made severance payments of $1.0 million during the quarter ended October 31, 2007 and expects to pay out the balance by the end of the second quarter of fiscal 2009. As of October 31, 2007, $3.0 million of the liability for accrued severance was unpaid and included in accrued expenses in the accompanying balance sheet. The Company’s outstanding liability for abandoned leases at October 31, 2007 was $1.4 million, which is included in the accrued expense balance on the accompanying balance sheet as of October 31, 2007 (see Note 7). The Company also estimated a liability of $4.0 million and $0.7 million for NETg content re-branding and legal and outplacement services, respectively. The Company made legal and outplacement services payments of $0.3 million during the quarter ended October 31, 2007 and expects to pay out the balances by the end of the second quarter of fiscal 2009.

SUPPLEMETAL PRO-FORMA INFORMATION (UNAUDITED)
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

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 31,		OCTOBER 31,
	2007	2006	2007	2006
	(in thousands except per share data)
Revenue	$75,124	$72,011	$266,233	$256,780
Net income / (loss)	5,978	6,152	(18,647)	(25,114)
Net income / (loss) per share — basic	$0.06	$0.06	$(0.18)	$(0.25)

Net income / (loss) per share — diluted	$0.05	$0.06	$(0.17)	$(0.24)

The unaudited pro forma results are not necessarily indicative of the results that the Company would have attained had the acquisition of NETg occurred at the beginning of the periods presented.
     (b) Targeted Learning Corporation
On February 9, 2007, the Company acquired the assets of Targeted Learning Corporation (TLC), an on-line video library business, for approximately $4.1 million in cash plus liabilities assumed of $0.8 million. Additional consideration of up to $0.5 million is payable to the shareholders of TLC at various times prior to February 2008 contingent upon achievement of certain integration milestones. As of October 31, 2007, approximately $0.3 million of this contingent consideration had been paid. The acquisition resulted in an allocation of the purchase price to goodwill and identified intangible assets of $3.2 million and $0.9 million, respectively. Intangible assets consist of internally developed software, comprised of learning content valued at $510,000, which will be amortized over a period of 4 years, customer contracts and relationships valued at $330,000, which will be amortized over 3 years and the TLC tradename valued at $20,000 which will be amortized over 2 years. Values and useful lives assigned to intangible assets were determined using management’s estimates which in part were based on valuation reports prepared by a third party specialist. The Company has concluded that the acquisition of TLC does not represent a material business combination and therefore no pro forma financial information has been provided herein.
7. SPECIAL CHARGES
MERGER AND EXIT COSTS
In connection with the closing of the NETg acquisition on May 14, 2007 (the Acquisition), the Company’s management effected an acquisition integration effort to eliminate redundant facilities and employees and reduce the overall cost structure of the acquired business to better align the Company’s operating expenses with existing economic conditions, business requirements and the Company’s operating model. Pursuant to this restructuring, the Company recorded $15.8 million of costs related to severance and related benefits, costs to vacate leased facilities and other pre-Acquisition liabilities. These costs were accounted for under EITF 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations.” These costs, which were recognized as a liability assumed in the purchase business combination, were included in the allocation of the purchase price.
The reductions in employee headcount will total approximately 360 employees from the administrative, sales, marketing and development functions, and amounted to a liability of approximately $10.1 million. Approximately $7.1 million was paid against the exit plan accrual through October 31, 2007, and the remaining amount of $3.0 million, net of adjustments for foreign currency translation, is expected to be paid by the end of the second quarter of fiscal 2009.
In connection with the exit plan, the Company intends to abandon certain leased facilities resulting in a facilities consolidation liability of $1.4 million as of October 31, 2007, consisting of lease termination costs, broker commissions and other facility costs. As part of the plan, two sites will be vacated. The fair value of the lease termination costs was calculated with certain assumptions related to the Company’s estimated cost recovery efforts from subleasing vacated space, including (i) the time period over which the property will remain vacant, (ii) the sublease terms and (iii) the sublease rates.

The Company’s merger and exit liabilities which include previous merger and acquisition transactions are recorded in accrued expenses (see Note 14) and long-term liabilities. Activity in the nine month period ended October 31, 2007 is as follows (in thousands):

	EMPLOYEE
	SEVERANCE AND	CLOSEDOWN OF
	RELATED COSTS	FACILITIES	OTHER	TOTAL
Merger and exit accrual January 31, 2007	$878	$2,278	$121	$3,277
Provision for merger and exit costs as of the date of acquisition of NETg (May 14, 2007) accounted for in the allocation of purchase price	10,176	2,038	4,654	16,868
Payments made during the nine months ended October 31, 2007	(7,082)	(727)	(13)	(7,822)

Merger and exit accrual October 31, 2007	$3,972	$3,589	$4,762	$12,323

The Company anticipates that the remainder of the merger and exit accrual will be paid by October 2011 as follows (in thousands):

Year ended January 31,
2008 (remaining 3 months)	$10,382
2009	779
2010	384
2011	778

Total	$12,323

Certain of the former NETg employees continued employment during a transition period and certain of the former NETg facilities being vacated are being used as the Company transitions operations to other locations. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, such costs are being expensed as incurred and are included in merger and integration related expenses in the accompanying statements of income. The Company recorded $2.6 million and $11.1 million of merger and integration related expenses in the three and nine months ended October 31, 2007, respectively.
DISCONTINUED OPERATIONS
In connection with the NETg acquisition, the Company decided to discontinue four product lines acquired from NETg because the Company believes these product offerings do not represent areas that can grow in a manner consistent with the Company’s operating model or be consistent with the Company’s profit model. The product lines that have been identified as discontinued operations are Financial Campus, NETg Press, Interact Now and Wave.
As a result, the assets and liabilities of NETg Press, Interact Now and Financial Campus were classified as held for sale in the second quarter of fiscal 2008 and qualify for held for disposal treatment under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
On August 21, 2007 the Company entered into an Asset Purchase Agreement pursuant to which it agreed to sell to SmartPros, LTD, the Financial Campus assets. The Company classified the Financial Campus business as discontinued operations in the second quarter of fiscal 2008. The closing of the sale of the Financial Campus assets occurred on August 21, 2007, resulting in nominal cash proceeds and potential earnout payments for three years from the date of the sale based on the SmartPros’ gross revenue from the Financial Campus business line. Due to the purchase price being contingent and not fixed or currently determinable, the carrying value is considered the fair value. At the time of the transaction the nominal purchase price exceeded the fair market value of the Financial Campus assets due to more liabilities being released than assets sold, which resulted in a pre-tax gain of approximately $0.1 million during the quarter ended October 31, 2007.

Financial results of Financial Campus are reported separately as discontinued operations for all periods presented. Summarized results of operations for Financial Campus for the three and nine months ended October 31, 2007 were as follows (in thousands):

	THREE MONTHS	NINE MONTHS
	ENDED OCTOBER	ENDED OCTOBER
	31, 2007	31, 2007
Revenue from discontinued operations	$0	$9

Loss from discontinued operations before income taxes	(187)	(531)
Income tax (benefit)	(106)	(236)

Loss from discontinued operations	$(81)	$(295)

On October 31, 2007, the Company entered into an Asset Purchase Agreement pursuant to which it agreed to sell to AXZO Press LLC the NETg Press assets. The Company classified the NETg Press business as discontinued operations in the second quarter of fiscal 2008. The closing of the sale of the NETg Press assets occurred on October 31, 2007, resulting in a total purchase price of $8.0 million subject to customary post-closing adjustments. Per the agreement the purchase price will be paid over a three year period starting in September 2008.
Since the NETg Press operations were acquired through the acquisition of NETg, its carrying value has been adjusted to its fair value. The fair value of the NETg Press assets and liabilities acquired in the NETg acquisition were determined to be $8.0 million, which was based on the price for which the NETg Press operations have been sold. As a result, the refinement to the fair value estimate was recorded as a purchase accounting adjustment to goodwill and therefore no gain or loss was recorded in the operations for the period ended October 31, 2007.
Financial results of NETg Press are reported separately as discontinued operations for all periods presented. Summarized results of operations for NETg Press for the three and nine months ended October 31, 2007 were as follows (in thousands):

	THREE MONTHS	NINE MONTHS
	ENDED OCTOBER	ENDED OCTOBER
	31, 2007	31, 2007
Revenue from discontinued operations	$2,158	$3,874

Income from discontinued operations before income taxes	257	408
Income tax provision	111	163

Income from discontinued operations	$146	$245

The Company also determined it would not be feasible to sell the Interact Now business line; therefore, the Company has removed the assets and liabilities from classification as held for sale. The Company expects to exit the Interact Now business by the middle of fiscal 2009.
Financial results of Interact Now are reported separately as discontinued operations for all periods presented. Summarized results of operations for Interact Now for the three and nine months ended October 31, 2007 were as follows (in thousands):

	THREE MONTHS	NINE MONTHS
	ENDED OCTOBER	ENDED OCTOBER
	31, 2007	31, 2007
Revenue from discontinued operations	$452	$656

Income / (loss) from discontinued operations before income taxes	52	(0)
Income tax provision / (benefit)	22	(1)

Income / (loss) from discontinued operations	$30	$(1)

The Company exited the Wave business in October 2007. Financial results of Wave are reported separately as discontinued operations for all periods presented. Summarized results of operations for Wave for the three and nine months ended October 31, 2007 were as follows (in thousands):

	THREE MONTHS	NINE MONTHS
	ENDED OCTOBER	ENDED OCTOBER
	31, 2007	31, 2007
Revenue from discontinued operations	$524	$2,221

Income / (loss) from discontinued operations before income taxes	(784)	373
Income tax (benefit) / provision	(338)	150

(Loss) / income from discontinued operations	$(446)	$224

RESTRUCTURING
During the three months ended October 31, 2007 the Company revised certain of its estimates made in connection to the previous restructurings related to contractual obligations.
Activity in the Company’s restructuring accrual was as follows (in thousands):

FACILITY LEASE
OBLIGATIONS
Total restructuring accrual as of January 31, 2007	$1,421
Payments made during the nine months ended October 31, 2007	(461)
Restructuring charges incurred during the nine months ended October 31, 2007	527

Total restructuring accrual as of October 31, 2007	$1,487

8. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets are as follows (in thousands):

	OCTOBER 31, 2007			JANUARY 31, 2007
	GROSS		NET	GROSS		NET
	CARRYING	ACCUMULATED	CARRYING	CARRYING	ACCUMULATED	CARRYING
	AMOUNT	AMORTIZATION	AMOUNT	AMOUNT	AMORTIZATION	AMOUNT
Internally developed software/ courseware	$38,716	$31,518	$7,198	$28,257	$27,836	$421
Customer contracts	36,848	17,594	19,254	13,018	11,701	1,317
Non-compete	6,900	1,380	5,520	—	—	—
Trademarks and trade names	3,625	688	2,937	905	5	900

	86,089	51,181	34,909	42,180	39,542	2,638
Goodwill	316,301	—	316,301	83,171	—	83,171

	$402,390	$51,181	$351,209	$125,351	$39,542	$85,809

The change in goodwill at October 31, 2007 from the amount recorded at January 31, 2007 is as follows:

Total
Gross carrying amount of goodwill, January 31, 2007	$83,171
Utilization of tax benefit	(25,784)
Acquisition of TLC	3,382
Acquisition of NETg	255,692
Other	(160)

Gross carrying amount of goodwill, October 31, 2007	$316,301

The Company will be conducting its annual impairment test of goodwill for fiscal 2008 in the fourth quarter.
Amortization expense related to the intangible assets for the remainder of fiscal 2008 and the following fiscal years is expected to be as follows (in thousands):

Amortization
Fiscal Period	Expense
Three month period ending January 31, 2008	$5,022
Year ending January 31, 2009	16,415
Year ending January 31,2010	8,245
Year ending January 31,2011	3,712
Year ending January 31,2012	615

Total	$34,090

9. COMPREHENSIVE INCOME (LOSS)
SFAS No. 130, “Reporting Comprehensive Income,” requires disclosure of all components of comprehensive income/(loss) on an annual and interim basis. Comprehensive income/(loss) is defined as the change in equity of a business enterprise during a period resulting from transactions, other events and circumstances related to non-owner sources. Comprehensive income for the three and nine months ended October 31, 2007 and 2006 was as follows (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 31,		OCTOBER 31,
	2007	2006	2007	2006
Comprehensive income:
Net income	$5,825	$7,084	$25,702	$15,962
Other comprehensive income/(loss) — Foreign currency adjustment	(701)	(147)	(1,116)	(613)
Change in fair value of interest rate hedge	(842)	—	(1,074)	—
Unrealized holding gains/(losses)	22	74	(65)	100

Comprehensive income	$4,304	$7,011	$23,447	$15,449

Accumulated other comprehensive income as of October 31, 2007 and January 31, 2007 was as follows (in thousands):

	OCTOBER 31,	JANUARY 31,
	2007	2007
Unrealized holding (losses)/gains on available for sale securities	$2	$67
Change in fair value of interest rate hedge	(1,074)	—
Foreign currency adjustment	(2,500)	(1,386)

Total accumulated other comprehensive loss	$(3,572)	$(1,319)

10. NET INCOME PER SHARE
Basic net income per share was computed using the weighted average number of shares outstanding during the period. Diluted net income per share was computed by giving effect to all dilutive potential shares outstanding. The weighted average number of shares outstanding used to compute basic net income per share and diluted net income per share was as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 31,		OCTOBER 31,
	2007	2006	2007	2006
Basic weighted average shares outstanding	104,789,720	101,763,654	104,165,555	101,446,427
Effect of dilutive shares outstanding	3,762,736	2,961,031	3,853,118	2,441,425

Weighted average shares outstanding, as adjusted	108,552,456	104,724,685	108,018,673	103,887,852

The following share equivalents have been excluded from the computation of diluted weighted average shares outstanding for the three and nine months ended October 31, 2007 and 2006, respectively, as they would be anti-dilutive:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 31,		OCTOBER 31,
	2007	2006	2007	2006
Options to purchase shares	12,899,442	13,174,010	12,809,058	13,693,616
11. INCOME TAXES
The Company operates as a holding company with operating subsidiaries in several countries, and each subsidiary is taxed based on the laws of the jurisdiction in which it operates.
The Company has significant net operating loss (“NOL”) carryforwards, some of which are subject to potential limitations based upon the change in control provisions of Section 382 of the United States Internal Revenue Code.
For the nine months ended October 31, 2007 and 2006, the Company’s effective tax rates were (44.3%) and 36.5%, respectively. Providing for the differences in book and tax accounting required in purchase accounting for the NETg acquisition had the effect of significantly increasing the Company’s projected provision for income taxes for the current year. However, this increase was offset by the net release of valuation allowance discussed below, resulting in the tax rate benefit for the nine month period ended October 31, 2007. The tax rate benefit of 44.3% is comprised of the non-cash valuation allowance release benefit of approximately $25.0 million partially offset by the provision for income taxes for the nine months ended October 31, 2007 of $17.1 million.
Deferred Taxes
Under SFAS No. 109, “Accounting for Income Taxes,” the Company can only recognize a deferred tax asset for future benefit of our tax loss, temporary differences and tax credit carryforwards to the extent that it is more likely than not that these assets will be realized. In determining the realizability of these assets, the Company considered numerous factors, including historical profitability, estimated future taxable income and the industry in which the Company operates. Based on current and preceding years’ results of operations and anticipated profit levels, the Company believes that certain of its deferred tax assets are more likely than not realizable. Accordingly, in the nine months ended October 31, 2007, the Company released approximately $49.1 million of U.S. valuation allowance on NOL carryforwards, which will more likely than not, be realized in future periods. Approximately $25.0 million of this asset was recorded through reductions to tax expense and $24.1 million was recorded through reductions to goodwill. The benefit recorded through reductions to tax expense is a component of the net release of valuation allowance discussed above.
As a result of purchase accounting for the NETg acquisition, the Company recorded a $10.2 million deferred tax asset on certain deferred revenue that has previously been recognized for tax purposes and is included in the allocation of purchase price. At October 31, 2007, the value of this deferred tax asset was $2.3 million. The Company expects to realize this asset by taking tax deductions through the period ending July 31, 2008. Additionally, certain costs incurred to service contracts acquired in the NETg acquisition are deductible over 15 years for tax purposes. The Company has recorded a valuation allowance against the portion of these costs for which realizability is uncertain. This increase in valuation allowance is a component of the net release of the valuation allowance discussed above.
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on February 1, 2007. On the date of adoption of FIN 48, the Company had total unrecognized tax benefits of approximately $3.6 million (including interest and penalties of $1.1 million) that, if recognized, would impact the Company’s effective tax rate. The Company continues to assess recognition and measurement for new and existing uncertain positions and monitor tax developments in relevant jurisdictions for potential changes in the sustainability or measurement of positions. At October 31, 2007, the Company had $4.1 million of unrecognized tax benefits. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense. As of October 31, 2007, the Company had approximately $0.5 million of accrued interest related to uncertain tax positions.
The Company conducts its business globally and, as a result, the Company and its subsidiaries file income tax returns in the U.S. and in certain foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including but not limited to such major jurisdictions as Canada, the United Kingdom and the United States. With few exceptions, the Company is no longer subject to U.S. and international income tax examinations for years before 2002.
12. COMMITMENTS AND CONTINGENCIES
The Company had been the subject of a formal investigation by the United States Securities and Exchange Commission (“SEC”) into the events and circumstances giving rise to the 2003 restatement of SmartForce PLC’s accounts (the “Restatement Investigation”). On July 19, 2007, the SEC announced that three former officers and one former employee of SmartForce had settled SEC claims in connection with the Restatement Investigation. The Company understands that the restatement investigation has now been concluded without any claim being brought against it.
In January 2007, the Boston District Office of the SEC informed the Company that it is the subject of an informal investigation concerning option granting practices at SmartForce for the period beginning April 12, 1996 through July 12, 2002 (the “Option Granting Investigation”). These grants were made prior to the September 6, 2002 merger with SmartForce PLC. The Company has produced documents in response to requests from the SEC. The SEC staff has informed the Company that despite closure of the Restatement Investigation, the staff has not determined whether to close the Options Granting Investigation.
The Company believes that it accounted for SmartForce stock option grants properly in the merger, and believes that as a result of the merger accounting the Company’s financial statements are not going to change even if the SEC concludes that SmartForce did not properly account for its pre-merger option grants. When SkillSoft Corporation and SmartForce merged on September 6, 2002, SkillSoft Corporation was for accounting purposes deemed to have acquired SmartForce. Accordingly, the pre-merger financial statements of SmartForce are not included in the historical financial statements of the Company, and the Company’s financial statements include results from what had been the business of SmartForce only from the date of the merger. Under applicable accounting rules, the Company valued all of the outstanding SmartForce stock options assumed in the merger at fair value upon consummation of the merger.
Accordingly, SkillSoft believes that its accounting for SmartForce stock options will not be affected by any error that SmartForce may have made in its own accounting for stock option grants and that that the Options Granting Investigation should not require any change in SkillSoft’s financial statements.
The Company continues to cooperate with the SEC in the Option Granting Investigation. At the present time, the Company is unable to predict the outcome of the Option Granting Investigation or its potential impact on its operating results or financial position.
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
13. GEOGRAPHICAL DISTRIBUTION OF REVENUES
The Company attributes revenues to different geographical areas on the basis of the location of the customer. Revenues by geographical area for the three and nine month periods ended October 31, 2007 and 2006 were as follows (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 31,		OCTOBER 31,
	2007	2006	2007	2006
Revenue:
United States	$59,076	$44,689	$160,161	$131,155
United Kingdom (UK)	8,234	6,651	22,493	18,972
Canada	2,726	2,347	7,855	7,062
Europe, excluding UK	1,036	491	2,055	1,532
Australia/New Zealand	3,290	2,177	9,128	6,473
Other	762	780	2,041	2,327

Total revenue	$75,124	$57,135	$203,733	$167,521

Long-lived tangible assets at international facilities are not significant.
14. ACCRUED EXPENSES
Accrued expenses in the accompanying condensed combined balance sheets consisted of the following (in thousands):

	OCTOBER 31, 2007	JANUARY 31, 2007
Course development fees	$1,848	$1,860
Professional fees	6,676	2,639
Accrued payables	483	415
Accrued miscellaneous taxes	662	385
Accrued merger related costs*	10,805	1,892
Sales tax payable/VAT payable	4,952	4,405
Accrued royalties	7,766	3,693
Accrued interest	1,510	—
Accrued litigation settlements	—	15,250
Accrued restructuring	522	659
Other accrued liabilities	11,125	4,229

Total accrued expenses	$46,349	$35,427

*	Includes $1,460 and $1,188 of accrued payroll taxes in October 31, 2007 and January 31, 2007, respectively.

15. LINE OF CREDIT
In connection with the closing of the NETg acquisition on May 14, 2007, the Company entered into a Credit Agreement (the “Credit Agreement”) with certain lenders (the “Lenders”) providing for a $225 million senior secured credit facility comprised of a $200 million term loan facility and a $25 million revolving credit facility. The term loan was used to finance the Acquisition and the revolving credit facility may be used for general corporate purposes. The term loan bears interest at a rate per annum equal to, at the Company’s election, (i) an alternative base rate plus a margin of 1.75% or (ii) adjusted LIBOR plus a margin of 2.75%, and revolving loans bear interest at a rate per annum equal to, at the Company’s election, (i) an alternative base rate plus a margin of 1.50% to 1.75% or (ii) adjusted LIBOR plus a margin of 2.50% to 2.75%. The alternative base rate is the greater of certain of the Lenders’ prime rate and the federal funds effective rate plus 0.50%. Overdue amounts under the Credit Agreement bear interest at a rate per annum equal to 2.00% plus the rate otherwise applicable to such loan.
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
Within the definitions of the Credit Agreement, a material adverse effect shall mean a material adverse condition or material adverse change in or materially and adversely affecting (a) the business, assets, liabilities, operations or financial condition of Holdings, the Borrower and the Subsidiaries, taken as a whole, or (b) the validity or enforceability of any of the Loan Documents or the rights and remedies of Administrative Agent, the Collateral Agent or the Secured Parties there under. No event, change or condition has occurred since January 31, 2007 that has caused, or could reasonably be expected to cause, a material adverse effect, and as of October 31, 2007 the Company was in compliance with all other covenants under the Credit Agreement.
The Company’s obligations under the Credit Agreement are guaranteed by the Company, its domestic subsidiaries, and certain other material subsidiaries of the Company pursuant to a Guarantee and Collateral Agreement, dated May 14, 2007 (the “Guarantee and Collateral Agreement”), among the Company, the subsidiary guarantors thereto from time to time (the “Guarantors”), and the Agent on behalf of the Lenders, and in addition by certain foreign law guarantees issued by certain of the Guarantors. The loans and the other obligations of the Company under the Credit Agreement and related loan documents and the guarantee obligations of the Company and Guarantors are secured by substantially all of the tangible and intangible assets of the Company, and each Guarantor (including, without limitation, the intellectual property and the capital stock of certain subsidiaries) pursuant to the Guarantee and Collateral Agreement, and pursuant to certain foreign debentures and charges against their assets.
In connection with the Credit Agreement, the Company incurred debt financing costs of $5.9 million, which were capitalized and are being amortized as additional interest expense over the term of the loans. During the three and nine months ended October 31, 2007, the Company paid approximately $4.0 million and $7.5 million, respectively, in interest. The Company recorded $254,382 and $480,645 of amortized interest expense related to the capitalized debt financing costs for the three and nine months ended October 31, 2007, respectively. During the three and nine months ended October 31, 2007, the Company paid $0.5 million against the term amount.
The Lenders required the Company to enter into an interest rate swap agreement for at least 50% of the term loan, or $100 million, as a means of reducing the Company’s interest rate exposure. Accordingly, the Company entered into an interest rate swap agreement with an initial notional amount of $159.6 million which amortizes over a period consistent with the Company’s anticipated payment schedule. This strategy uses an interest rate swap to effectively convert $159.6 million in variable rate borrowings into fixed rate liabilities at 5.1015% effective interest rate. The interest rate swap is considered to be a hedge against changes in the amount of future cash flows associated with interest payments on a variable rate loan (see Note 16).
16. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS 133, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.
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
The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During the three months ended October 31, 2007, an interest rate swap was used to hedge the variable cash flows associated with $159.6 million of existing variable-rate debt.
At October 31, 2007, no derivatives were designated as fair value hedges, hedges of net investments in foreign operations or were not designated in hedging relationships under SFAS 133. Additionally, the Company does not use derivatives for trading or speculative purposes.
At October 31, 2007, the interest rate swap was designated as a cash flow hedge with a fair value of ($1.1 million) which was included in other liabilities. For the three months ended October 31, 2007, the change in net unrealized losses of $842,000 for the interest rate swap is separately disclosed as a component of comprehensive income. No hedge ineffectiveness on the cash flow hedge was recognized in earnings during the three months ended October 31, 2007. As a result the Company did not have to record any gain or loss due to the change in the value of the hedge in its statement of operations.
Amounts reported in accumulated other comprehensive income related to the interest rate swap will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. For the three months ended October 31, 2007, the change in net unrealized losses on the cash flow hedge reflects a reclassification of $81,000 of net unrealized gains from accumulated other comprehensive income to interest expense. For the previous three month ended July 31, 2007, the change in net unrealized losses on the cash flow hedge reflects a reclassification of $83,000 of net unrealized gains from accumulated other comprehensive income to interest expense. For the year ending January 31, 2008, the Company estimates that an additional $23,000 of net unrealized losses will be reclassified from accumulated other comprehensive income to interest expense.

17. RELATED PARTY TRANSACTION
In connection with the NETg acquisition, the Company paid a special bonus of $500,000 to one of the members of our Board of Directors for his assistance in negotiating and completing the transaction. This bonus payment is included in general and administrative expense in the accompanying statements of income for the nine months ended October 31, 2007.
18. SHARE REPURCHASE PROGRAM
On March 23, 2006, the Company’s shareholders approved a program for the repurchase by the Company of up to an aggregate of 3,500,000 American Depositary Shares (“ADS”). None of these shares were repurchased under the shareholder approved repurchase program, which expired on September 22, 2007. On May 14, 2007, in connection with the closing of the NETg acquisition, the Company entered into a Credit Agreement that contains customary negative covenants that place limitations on the repurchase of the Company’s shares.
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
In February 2007, FASB, issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for fiscal years beginning after November 15, 2007, or February 1, 2008 for SkillSoft. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Company is in the process of evaluating the impact this pronouncement may have on its results of operations and financial condition and whether to adopt the provisions of SFAS No 159 for the fiscal year beginning February 1, 2007.
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
OVERVIEW
We are a leading software as a service (SaaS) provider of on-demand e-learning and performance support solutions for global enterprises, government, education and small to medium-sized businesses. SkillSoft helps companies to maximize employee performance through a combination of comprehensive e-learning content, online information resources, flexible learning technologies and support services. Our multi-modal learning solutions support and enhance the speed and effectiveness of both formal and informal learning processes and integrate SkillSoft’s in-depth content resources, learning management system, virtual classroom technology and support services.

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
We account for software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” which requires the capitalization of certain computer software development costs incurred after technological feasibility is established. No software development costs incurred during the first nine months of fiscal 2008 met the requirements for capitalization in accordance with SFAS No. 86.
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
Amortization of intangible assets represents the amortization of customer value, non-compete agreements, trademarks and tradenames from our acquisitions of NETg, TLC, Books 24x7 and GoTrain Corp. and our merger with SkillSoft Corporation (the SmartForce Merger).
Merger and integration related expenses primarily consist of salaries paid to NETg employees for transitional work assignments, facilities, systems and process integration activities.
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
BUSINESS OUTLOOK
In the three and nine months ended October 31, 2007, we generated revenue of $75.1 million and $203.7 million respectively, as compared to $57.1 million and $167.5 million in the three and nine months ended October 31, 2006, respectively. We reported net income in the three and nine months ended October 31, 2007 of $5.8 million and $25.7 million, respectively, as compared to $7.1 million and $16.0 million in the three and nine months ended October 31, 2006, respectively.
We continue to find ourselves in a challenging business environment due to (i) the overall market adoption rate for e-learning solutions remaining relatively slow, (ii) budgetary constraints on information technology (IT) spending by our current and potential customers and (iii) price competition and value based competitive offerings from a broad array of competitors in the learning market generally. Despite these challenges, we have seen some stability in the marketplace and our core business has performed in accordance with our expectations. Our recent revenue growth and our growth prospects are strongest in our product lines focused on or bundled with informal learning, such as those available from our Books 24x7 subsidiary. As a result, we have increased our sales and marketing investment related to those product lines to help capitalize on the recent growth and potential continued growth for informal learning related products. We have also invested aggressively in research and development in those areas to accelerate the time by which our planned new products will be available to our customers. In order to pursue the small business market we continue to invest in our telesales unit, but we need to see renewal rates consistent with those of our direct sales business to determine its potential. We also will consider continuing to invest in our new business direct field sales team and lead generators.
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
In addition to our recent acquisition of NETg, we acquired Targeted Learning Corporation (TLC) on February 9, 2007. Under the terms of the acquisition, we paid approximately $4.1 million in cash to acquire TLC. Additional consideration of up to $0.5 million is payable to the shareholders of TLC upon achievement of certain integration milestones prior to February 2008. As of October 31, 2007, $0.3 million of this additional consideration has been paid. The acquisition provides us with a new offering that includes an on-line library of over 300 video-based programs featuring organizational and leadership experts, CEOs and best-selling authors. Programs range in length from two minutes to two hours, and much of this content is presented as 3 to 5 minute segments, or Quick Talks, for easy access. Selected programs as indicated on the course profile page are available for offline use with portable devices that support video, including the Apple iPod®. Users can search the content by Leadership Model category or by title, speaker/author or topic. This product offers many of the same financial and operating characteristics as our business model, including an annual recurring subscription-based licensing model for access to its video-based resource library to be sold through our direct sales force, complemented by resellers and telesales.
During the remainder of fiscal 2008, we will continue to focus on the integration of NETg into our operations. We also will continue to focus on revenue and earnings growth, excluding normal and anticipated acquisition and integration related expenses, primarily by cross selling and up selling, looking at new markets, acquiring new customers, continuing to execute on our new product and telesales distribution initiatives, and continuing to evaluate merger and acquisition opportunities that could contribute to our long-term objectives.
CRITICAL ACCOUNTING POLICIES
We believe that our critical accounting policies are those related to revenue recognition, amortization of intangible assets and impairment of goodwill, share-based compensation, deferral of commissions, restructuring charges, legal contingencies, income taxes and valuation of business combinations. We believe these accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require application of significant judgment by our management. In applying these policies, management uses its judgment in making certain assumptions and estimates. Our critical accounting policies are more fully described under the heading “Critical Accounting Policies” in Note 2 of the Notes to the Consolidated Financial Statements and under “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K as filed with the SEC on April 13, 2007. The policies set forth in our Form 10-K have not changed, except that the critical accounting policy for business combinations described in our Form 10-Q for the quarter ended July 31, 2007 filed with the SEC is a new critical accounting policy in light of the NETg acquisition and income taxes which, has been modified as a result of the adoption of FASB Interpretation (FIN) 48 on February 1, 2007 as described in our Form 10-Q for the quarter ended April 30, 2007 filed with the SEC.

RESULTS OF OPERATIONS
THREE MONTHS ENDED OCTOBER 31, 2007 VERSUS THREE MONTHS ENDED OCTOBER 31, 2006

	Three Months Ended October 31,
	Dollar	Percent Change
	Increase/(Decrease)	Increase/(Decrease)	Percentage of Revenue
	2006/2007	2006/2007	2007†	2006†
	(In thousands)
Revenue	$17,989	31%	100%	100%
Cost of revenue — amortization of intangible assets	1,000	135%	2%	1%
Cost of revenue	1,436	21%	11%	12%

Gross profit	15,553	31%	87%	87%

Research and development	3,663	36%	18%	18%
Selling and marketing	3,244	15%	34%	38%
General and administrative	2,605	38%	13%	12%
Amortization of intangible assets	3,222	782%	5%	1%
Merger related integration expenses	2,616	*	3%	—
Restructuring	(25)	(100)%	—	—
Restatement — SEC investigation	(9)	(8)%	—	—

Total operating expenses	15,316	39%	73%	69%

Operating income	237	2%	14%	18%

Other income/(expense) , net	(607)	1,734%	(1)%	—
Interest income	(483)	(42)%	1%	2%
Interest expense	(3,858)	5,591%	(5)%	—

Income before (benefit) / provision for income taxes from continuing operations	(4,711)	(42)%	9%	20%
Provision for income taxes	(3,803)	(93)%	—	7%

Income from continuing operations	(908)	(13)%	8%	12%

(Loss)/income from operations of businesses to be disposed, net of income tax	(351)	*	—	—

Net income	$(1,259)	(18)%	8%	12%

*	Not meaningful

†	Does not add due to rounding.
REVENUE

	THREE MONTHS ENDED OCTOBER 31,
	2007	2006	CHANGE
		(In thousands)
Revenue:
Multi-Modal Learning	$75,124	$55,888	$19,236
Retail Certification	—	1,247	(1,247)

Total	$75,124	$57,135	$17989

The primary reasons for the increase in revenue are the additional revenues realized from the acquisitions of NETg in May 2007 and TLC in February 2007, a growth in sales of our informal learning product lines and additional revenue earned under agreements with third party resellers of our products. Approximately $9.0 million of revenues earned in the three months ended October 31, 2007 related to the amortization of acquired deferred revenue we retained following the NETg acquisition.
The sale of certain assets related to SmartCertify, our Retail Certification business, resulted in a reduction in revenue of $1.3 million in our Retail Certification business for the three months ended October 31, 2007 as compared to the three months ended October 31, 2006. Revenues from our Retail Certification business will be $0.2 million in fiscal 2008 as compared to $5.0 million in fiscal 2007. Our Retail Certification business will not contribute additional revenue in fiscal 2008.

	THREE MONTHS ENDED OCTOBER 31,
	2007	2006	CHANGE
		(In thousands)
Revenue:
United States	$59,076	$44,689	$14,387
International	16,048	12,446	3,602

Total	$75,124	$57,135	$17,989

Revenue increased by 32% and 29% in the United States and internationally, respectively, in the three months ended October 31, 2007 as compared to the three months ended October 31, 2006 as a result of increased Multi-Modal Learning (MML) revenue generated from the NETg and TLC acquisitions increased orders from existing customers and new business.
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
COSTS AND EXPENSES
The increase in cost of revenue in the three months ended October 31, 2007 versus the three months ended October 31, 2006 was primarily due to increased revenue, including costs associated with legacy NETg revenue transactions.
The increase in cost of revenue — amortization of intangible assets in the three months ended October 31, 2007 versus the three months ended October 31, 2006 was primarily due to the addition of the amortization of the intangible assets acquired from the acquisition of NETg. This increase was partially offset by certain intangible assets related to capitalized software development costs and technology acquired in previous business combinations becoming fully amortized during the previous fiscal year.
The increase in research and development expenses in the three months ended October 31, 2007 versus the three months ended October 31, 2006 was primarily due to expenses of $2.2 million associated with maintaining multiple platforms as a result of the NETg acquisition, fulfilling obligations of acquired customer contracts and product commitments assumed in the acquisition of NETg. In addition we incurred an increase in compensation and benefits of $1.3 million as a result of our increased headcount. We anticipate that there will be additional research and development expenses in subsequent periods for content outsourcing, software outsourcing and additional personnel. Consequently we expect to incur research and development expenses of approximately $15.0 to $16.0 million in the fourth quarter of fiscal 2008.
The increase in selling and marketing expenses in the three months ended October 31, 2007 versus the three months ended October 31, 2006 was primarily due to an increase in compensation and benefits of $2.2 million as a result of our increased headcount, which includes additional direct sales, telesales and field support personnel required to service our the increased customer base as a result of the NETg acquisition. In addition we incurred an additional $0.4 million in commission expense resulting from increased sales as well as incremental marketing costs of $0.6 million to support our increased customer base. We anticipate making additional investments related to our sales distribution efforts, sales support and marketing to support our increased customer base and our growth initiatives. As a result we expect to incur sales and marketing expenses of approximately $28.0 million to $29.0 million in the fourth quarter of fiscal 2008.
The increase in general and administrative expenses in the three months ended October 31, 2007 versus the three months ended October 31, 2006 was primarily due to an increase of $1.7 million in costs related to additional headcount, contractors and professional services required to support the increase in customer contracts and the transitional activities undertaken as a result of the NETg acquisition. In addition, we incurred an incremental $0.6 million of deprecation and facility-related costs due to acquired assets and leased office space from the NETg acquisition. We anticipate making additional investments related to headcount and services as required to support our increased customer base and our growth initiatives. Consequently, we expect to incur general and administrative expenses of approximately $8.5 million to $9.5 million for the fourth quarter of fiscal 2008.
The increase in amortization of intangible assets in the three months ended October 31, 2007 versus the three months ended October 31, 2006 was primarily due to the amortization of intangible assets acquired as a result of the NETg acquisition.
In the three months ended October 31, 2007, we incurred approximately $2.6 million of merger and integration related expenses as a result of efforts undertaken to integrate NETg’s operations into ours. Included in these costs are approximately $1.6 million of salary and benefits for NETg employees conducting transition activities as well as approximately $1.0 million of charges related to facilities, systems and process integration activities.
OTHER INCOME/(EXPENSE), NET
The change in other income/(expense), net in the three months ended October 31, 2007 versus the three months ended October 31, 2006 was primarily due to foreign currency fluctuations. Due to our multi-national operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies used in our business.
INTEREST INCOME
The decrease in interest income in the three months ended October 31, 2007 versus the three months ended October 31, 2006 was primarily due to less funds being available for investment as a result of cash used for the acquisition of NETg in May 2007.
INTEREST EXPENSE
The increase in interest expense in the three months ended October 31, 2007 versus the three months ended October 31, 2006 was primarily due to the interest expense recognized as a result of the debt incurred for the acquisition of NETg as well as the amortization of prepaid debt financing costs as interest expense.
DISCONTINUED OPERATIONS
In connection with the NETg acquisition, we decided to discontinue four product lines that were acquired from NETg because we believe these product offerings do not represent areas that can grow or be consistent with our profit model. The product lines that have been identified as discontinued operations are Wave, NETg Press, Interact Now and Financial Campus. We recorded a loss from discontinued operations, net of tax, of $351,000 in the three months ended October 31, 2007. NETg Press and Financial Campus were both sold in the three months ended October 31, 2007. In addition, we exited the Wave business in the three months ended October 31, 2007. We expect to exit the Interact Now business by the middle of fiscal 2009 and we do not anticipate it to materially affect our liquidity, financial condition or results of operations.

'

NINE MONTHS ENDED OCTOBER 31, 2007 VERSUS NINE MONTHS ENDED OCTOBER 31, 2006

	Nine Months Ended October 31,
	Dollar	Percent Change
	Increase/(Decrease)	Increase/(Decrease)	Percentage of Revenue
	2006/2007	2006/2007	2007†	2006†
	(In thousands)
Revenue	$36,212	22%	100%	100%
Cost of revenue — amortization of intangible assets	(520)	(12)%	2%	3%
Cost of revenue	3,865	19%	12%	12%

Gross profit	32,867	23%	86%	86%

Research and development	5,402	18%	17%	18%
Selling and marketing	3,114	5%	35%	41%
General and administrative	4,624	22%	13%	13%
Amortization of intangible assets	6,715	542%	4%	1%
Merger related integration expenses	11,110	*	5%	—
Restructuring	(13)	(28)%	—	—
Restatement — SEC investigation	894	206%	1%	—

Total operating expenses	31,846	26%	75%	72%

Operating income	1,021	5%	11%	13%

Other income/(expense) , net	(959)	1,431%	(1)%	—
Interest income	(21)	(1)%	1%	2%
Interest expense	(7,536)	3,676%	(4)%	—

Income before (benefit) / provision for income taxes from continuing operations	(7,495)	(30)%	9%	15%
(Benefit) / provision for income taxes	(17,062)	(186)%	(4)%	5%

Income from continuing operations	9,567	60%	13%	10%

Income from operations of businesses to be disposed, net of income tax	173	*	—	—

Net income	$9,740	61%	13%	10%

*	Not meaningful.

†	Does not add due to rounding.
REVENUE

	NINE MONTHS ENDED OCTOBER 31,
	2007	2006	CHANGE
		(In thousands)
Revenue:
Multi-Modal Learning	$203,520	$163,018	$40,502
Retail Certification	213	4,503	(4,290)

Total	$203,733	$167,521	$36,212

The primary reasons for the increase in revenue are the additional revenues realized from the NETg acquisition, a growth in sales of our informal learning product lines and additional revenue earned under agreements with third party resellers of our products. Approximately $19.8 million of revenue earned in the nine months ended October 31, 2007 relates to the amortization of acquired deferred revenue we retained following the NETg acquisition.
The sale of certain assets related to SmartCertify, our Retail Certification business, resulted in a reduction in revenue of $4.3 million in our Retail Certification business for the nine months ended October 31, 2007 as compared to the nine months ended October 31, 2006. Revenue from our Retail Certification business will be $0.2 million in fiscal 2008 as compared to $5.0 million in fiscal 2007 as our Retail Certification business will not contribute additional revenue in fiscal 2008.

	NINE MONTHS ENDED OCTOBER 31,
(IN THOUSANDS)	2007	2006	CHANGE
		(In thousands)
Revenue:
United States	$160,161	$131,155	$29,006
International	43,572	36,366	7,206

Total	$203,733	$167,521	$36,212

Revenue increased by 22% and 20% in the United States and internationally, respectively, in the nine months ended October 31, 2007 as compared to the nine months ended October 31, 2006 as a result of increased MML revenue generated from the NETg and TLC acquisitions and from existing customers and new business.
COSTS AND EXPENSES
The increase in cost of revenue in the nine months ended October 31, 2007 versus the nine months ended October 31, 2006 was primarily due to increased revenue as well as costs associated with legacy NETg revenue transactions.
The decrease in cost of revenue — amortization of intangible assets in the nine months ended October 31, 2007 versus the nine months ended October 31, 2006 was primarily due to certain intangible assets related to capitalized software development costs and technology acquired in business combinations becoming fully amortized during the previous fiscal year. This decrease was partially offset by the addition of the amortization of the intangible assets acquired from the acquisition of NETg.
The increase in research and development expenses in the nine months ended October 31, 2007 versus the nine months ended October 31, 2006 was primarily due to expenses of $3.9 million associated with maintaining multiple platforms as a result of the NETg acquisition, fulfilling obligations of acquired customer contracts and product commitments assumed in the acquisition of NETg. In addition we incurred an increase in compensation and benefits of $1.7 million as a result of our increased headcount.
The increase in selling and marketing expenses in the nine months ended October 31, 2007 versus the nine months ended October 31, 2006 was primarily due to an increase in compensation and benefits of $1.9 million as a result of our increased headcount, which include additional direct sales, telesales and field support personnel required to service our increased customer base as a result of the NETg acquisition. In addition we incurred incremental marketing costs of $1.0 million to support the increased customer base.
The increase in general and administrative expenses in the nine months ended October 31, 2007 versus the nine months ended October 31, was primarily due to an increase of $3.1 million in costs associated with the inclusion of additional headcount, contractors and professional services required to support the increase in customer contracts and the transitional activities undertaken as a result of the NETg acquisition. In addition, we incurred an incremental $1.3 million of deprecation and facility related costs due to acquired assets and leased office space from the NETg acquisition, as well as approximately $0.5 million of consulting expense paid to a member of our board of directors related to the NETg acquisition.
The increase in amortization of intangible assets in the nine months ended October 31, 2007 versus the nine months ended October 31, 2006 was primarily due to the amortization of intangible assets acquired as a result of the NETg acquisition.
In the nine months ended October 31, 2007, we incurred approximately $11.1 million of merger and integration related expenses as a result of efforts undertaken to integrate NETg’s operations into ours. Included in these costs are approximately $7.7 million of salary and benefits for NETg employees conducting transition activities as well as approximately $3.4 million of charges related to facilities, systems and process integration activities.
Restatement — SEC investigation charges increased in the nine months ended October 31, 2007 versus the nine months ended October 31, 2006 due to an increase in legal expenses related to the SEC’s informal inquiry into the pre-merger option granting practices at SmartForce.
OTHER INCOME/(EXPENSE), NET
The change in other income/ (expense), net in the nine months ended October 31, 2007 versus the nine months ended October 31, 2006 was primarily due to foreign currency fluctuations. Due to our multi-national operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies used in our business.
INTEREST INCOME
Interest income in the nine months ended October 31, 2007 versus the nine months ended October 31, 2006 remained relatively unchanged. Although more funds were available for investment and higher interest rates on our cash and cash equivalents and investments during the first three months of fiscal 2008, this increase was offset by the reduction of funds available for investment as a result of cash used for the acquisition of NETg in May 2007.
INTEREST EXPENSE
The increase in interest expense in the nine months ended October 31, 2007 versus the nine months ended October 31, 2006 was primarily due to the interest expense recognized as a result of the debt incurred for the acquisition of NETg as well as the amortization of prepaid debt financing costs as interest expense.
PROVISION FOR INCOME TAXES
For the nine months ended October 31, 2007, we had a tax benefit of $7.9 million versus a tax provision of $9.2 million for the nine months ended October 31, 2006. The tax benefit for the nine months ended October 31, 2007 has been significantly influenced by the release of approximately $49.1 million of U.S. valuation allowance on net operating loss (NOL) carryforwards, partially offset by a provision for income taxes based on the projected effective tax rate for the fiscal year ended January 31, 2008 prior to the valuation allowance adjustment. Approximately $25 million of the valuation allowance release was recorded through a reduction to tax expense and $24.1 million was recorded through an adjustment to goodwill. Additionally, the projected annual tax provision is impacted by the effects of certain tax adjustments required in purchase accounting for the NETg acquisition.
DISCONTINUED OPERATIONS
In connection with the NETg acquisition, we decided to discontinue four product lines acquired from NETg because we believe these product offerings do not represent areas that can grow or be consistent with our profit model. The product lines that have been identified as discontinued operations are Wave, NETg Press, Interact Now and Financial Campus. We recorded income from discontinued operations, net of tax, of $173,000 in the nine months ended October 31, 2007.
LIQUIDITY AND CAPITAL RESOURCES
As of October 31, 2007, our principal source of liquidity was our cash and cash equivalents and short-term investments, which totaled $50.6 million. This compares to $104.1 million at January 31, 2007.
Net cash provided by operating activities of $8.5 million for the nine months ended October 31, 2007 was primarily due to net income from continuing operations of $25.5 million, which included the impact of non-cash expenses for depreciation and amortization and amortization of intangible assets of $17.1 million and share-based compensation expense of $4.0 million. Net cash provided by operating activities was also a result of a decrease in accounts receivable of $36.3 million as well as a decrease in prepaid and other current assets of $14.1 million. These amounts were partially offset by a decrease in accrued expenses of $45.6 million, a decrease in deferred revenue of $33.7 million and a non-cash income tax benefit of $9.0 million. The decreases in accounts receivable, accrued expenses and deferred revenue are primarily a result of the seasonality of our operations, with the fourth quarter of our fiscal year historically generating the most activity.
Net cash used in investing activities was $232.2 million for the nine months ended October 31, 2007, which includes cash used to acquire NETg of $275 million, net of cash acquired and cash used to acquire TLC of $3.9 million, net of cash acquired. In addition we had disposition of net assets of $6.0 million related to the sale of NETg Press and Financial Campus in which we received only nominal cash on the close of the sale of these businesses. This was partially offset by the maturity of investments generating a cash inflow of approximately $38.8 million, net of purchases, in the nine months ended October 31, 2007. In addition, approximately $16.2 million of cash was released from restricted cash as a result of making the final payment related to the settlement of the 2002 class action lawsuit in April 2007. Prior to making that payment, we were required to place a restriction on this cash to secure an outstanding letter of credit of $15.5 million.
Net cash provided by financing activities was $204.7 million for the nine months ended October 31, 2007. This was the result of borrowing under long-term debt of $194.1 million net of debt acquisition costs, as well as proceeds of $11.1 million we received from both of the exercise of share options under our various share option programs and share purchases under our 2004 Employee Share Purchase Plan.
We had a working capital deficit of approximately $35.7 million as of October 31, 2007 and had working capital of approximately $38.1 million as of January 31, 2007. The decrease in our working capital was primarily due to cash used to acquire NETg of $77.0 million and cash used to acquire TLC of $4.1 million. This was partially offset by proceeds of $11.1 million we received from both of the exercise of share options under our various share option programs and share purchases under our 2004 Employee Share Purchase Plan.
As of January 31, 2007, we had U.S. federal net operating loss (NOL) carryforwards of approximately $284.2 million. These NOL carryforwards, which are subject to potential limitations based upon change in control provisions of Section 382 of the Internal Revenue Code, are available to reduce future taxable income, if any, through 2025. Included in the $284.2 million are approximately $157.1 million of U.S. NOL carryforwards that were acquired in the SmartForce Merger and the purchase of Books 24x7. As a result of the release of the U.S. valuation allowance in the nine months ended October 31, 2007, we realized the benefits of approximately $69 million of these acquired NOL carryforwards through a reduction to goodwill and approximately $71 million of these NOL carryforwards through a reduction to the provision for income taxes. We will realize the remaining benefits of these acquired NOL carryforwards through reductions to goodwill and non-goodwill intangible assets. Also included in the $284.2 million are approximately $127.1 million of U.S. NOL carryforwards that relate to our operations. Additionally, included in the $284.2 million at January 31, 2007 is approximately $30.8 million of NOL carryforwards in the United States resulting from disqualifying dispositions. We will realize the benefit of these losses through increases to shareholder’s equity in the periods in which the losses are utilized to reduce tax payments. We also acquired $365,000 of U.S. tax credit carryforwards in the SmartForce Merger and the purchase of Books 24x7. As with the acquired NOL carryforwards, we will realize the benefits of these credit carryforwards through reductions to goodwill and non-goodwill intangible assets. Additionally, we had approximately $93.5 million of NOL carryforwards in jurisdictions outside of the U.S. In addition, included in the $93.5 million is approximately $88.1 million of NOL carryforwards in jurisdictions outside the U.S. which were acquired in the SmartForce Merger and the purchase of Books 24x7. We will realize the benefits of these acquired NOL carryforwards through reductions to goodwill and non-goodwill intangible assets. We also had U.S. federal tax credit carryforwards of approximately $6.8 million at January 31, 2007.
We lease certain of our facilities and certain equipment and furniture under operating lease agreements that expire at various dates through 2023. In addition, we have a note payable related to the acquisition of NETg which will be paid out over the next 6 years. Future minimum lease payments, net of estimated rentals, under these agreements and the debt repayments schedule are as follows (in thousands):

	Payments Due by Period
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Operating Lease Obligations	$22,834	$7,745	$6,538	$2,060	$6,491
Debt Obligations	199,500	2,000	4,000	4,000	189,500

Total Obligations	$222,334	$9,745	$10,538	$6,060	$195,991
On February 9, 2007, we acquired the assets of TLC for approximately $4.1 million with additional consideration of up to $0.5 million payable to the shareholders of TLC based upon the achievement of certain integration milestones prior to February 2008. As of October 31, 2007, $0.3 million of this additional consideration had been paid.
We used approximately $77.0 million of our cash on May 14, 2007 for the purchase price and related expenses of the NETg acquisition. In connection with the closing of the NETg acquisition, we (and our subsidiary SkillSoft Corporation) entered into a Credit Agreement with Credit Suisse, as agent, and certain other parties. The Credit Agreement provides for a $225 million senior secured credit facility comprised of a $200 million term loan facility and a $25 million revolving credit facility. Proceeds of the term loan facility were used to finance the NETg acquisition and the revolving credit facility may be used for general corporate purposes. In connection with the NETg acquisition, SkillSoft Corporation borrowed the entire $200 million available under the term loan facility. The term loan bears interest at a rate per annum equal to, at our election, (i) an alternative base rate plus a margin of 1.75% or (ii) adjusted LIBOR plus a margin of 2.75%, and revolving loans bear interest at a rate per annum equal to, at our election, (i) an alternative base rate plus a margin of 1.50% to 1.75% or (ii) adjusted LIBOR plus a margin of 2.50% to 2.75%. The alternative base rate is the greater of Credit Suisse’s prime rate and the federal funds effective rate plus 0.50%. Overdue amounts under the Credit Agreement bear interest at a rate per annum equal to 2.00% plus the rate otherwise applicable to such loan.
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
Within the definitions of the Credit Agreement, a material adverse effect shall mean a material adverse condition or material adverse change in or materially and adversely affecting (a) the business, assets, liabilities, operations or financial condition of Holdings, the Borrower and the Subsidiaries, taken as a whole, or (b) the validity or enforceability of any of the loan Documents or the rights and remedies of Administrative Agent, the Collateral Agent or the Secured Parties there under. No event, change or condition has occurred since January 31, 2007 that has caused, or could reasonably be expected to cause, a material adverse effect and as of October 31, 2007 we were in compliance with all other covenants under the Credit Agreement.
The loans and our other obligations under the Credit Agreement and related loan documents are secured by substantially all of our tangible and intangible assets.
In conjunction with the Credit Agreement we entered into a $159.6 million Hedge Contract at a rate of 5.1015% to limit our exposure to the possible fluctuations of the LIBOR. Under the terms of the Credit Agreement we are required to hedge a minimum of 50% of the Term Loan for a period of two years.
We will continue to invest in research and development and sales and marketing in order to execute our business plan and achieve expected revenue growth. To the extent that our execution of the business plan results in increased sales, we expect to experience corresponding increases in deferred revenue, cash flow and prepaid expenses. Capital expenditures for the fiscal year ending January 31, 2008 are expected to be approximately $5.0 to $7.0 million.
We expect that the principal sources of funding for our operating expenses, capital expenditures, debt payment obligations and other liquidity needs will be a combination of our available cash and cash equivalents and short-term investments, and funds generated from future cash flows from operating activities. We believe our current funds and expected cash flows from operating activities will be sufficient to fund our operations, including our debt repayment obligations, for at least the next 12 months. However, there are several items that may negatively impact our available sources of funds. In addition, our cash needs may increase due to factors such as unanticipated developments in our business or the marketplace for our products in general or significant acquisitions (in addition to and including NETg). The amount of cash generated from operations will be dependent upon the successful execution of our business plan. Although we do not foresee the need to raise additional capital, any unanticipated economic or business events could require us to raise additional capital to support operations.
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
ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of October 31, 2007, we did not use derivative financial instruments for speculative or trading purposes.
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
FOREIGN CURRENCY RISK
Due to our multi-national operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues or pay expenses and the U.S. dollar. Our expenses are not necessarily incurred in the currency in which revenue is generated, and, as a result, we are required from time to time to convert currencies to meet our obligations. These currency conversions are subject to exchange rate fluctuations, in particular changes to the value of the Euro, Canadian dollar, Australian dollar, New Zealand dollar, Singapore dollar, and United Kingdom pound sterling relative to the U.S. dollar, which could adversely affect our business and the results of operations. During the nine months ended October 31, 2007 and 2006, we incurred foreign currency exchange losses of $546,000 and $252,000, respectively.
ITEM 4. — CONTROLS AND PROCEDURES
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II
ITEM 1. — LEGAL PROCEEDINGS
See Part II Item 1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2007 for a discussion of legal proceedings. There were no material developments in these proceedings during the quarter ended October 31, 2007.
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

RISKS RELATED TO LEGAL PROCEEDINGS
WE ARE THE SUBJECT OF AN ONGOING INVESTIGATION BY THE SEC.
We had been the subject of a formal investigation by the United States Securities and Exchange Commission (“SEC”) into the events and circumstances giving rise to the 2003 restatement of SmartForce PLC’s accounts (the “Restatement Investigation”). On July 19, 2007, the SEC announced that three former officers and one former employee of SmartForce had settled SEC claims in connection with the Restatement Investigation. The former officers/employee have made payments in connection with their settlements. It is possible that they may seek to require us to indemnify them for such payments. We understand that the Restatement Investigation has now been concluded without any claim being brought against us.
The Boston District Office of the SEC informed us in January 2007 that we are the subject of an informal investigation concerning options granting practices at SmartForce for the period beginning April 12, 1996 through July 12, 2002. These grants were made prior to the September 6, 2002 merger with SmartForce PLC. We have produced documents in response to requests from the SEC.
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
We rely on a limited number of independent third parties to provide us with the educational content for a majority of our courses based on learning objectives and specific instructional design templates that we provide to them. We do not have exclusive arrangements or long-term contracts with any of these content providers. If one or more of our third party content providers were to stop working with us, we would have to rely on other parties to develop our course content. In addition, these providers may fail to develop new courses or existing courses on a timely basis. We cannot predict whether new content or enhancements would be available from reliable alternative sources on reasonable terms. In addition, our subsidiary, Books 24x7.com relies on third party publishers to provide all of the content incorporated into its Referenceware products. If one or more of these publishers were to terminate their license with us, we may not be able to find substitute publishers for such content. In addition, we may be forced to pay increased royalties to these publishers to continue our licenses with them.
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
OUR SUCCESS DEPENDS ON OUR ABILITY TO MEET THE NEEDS OF THE RAPIDLY CHANGING MARKET.
The market for education and training software is characterized by rapidly changing technology, evolving industry standards, changes in customer requirements and preferences and frequent introductions of new products and services embodying new technologies. New methods of providing interactive education in a technology-based format are being developed and offered in the marketplace, including intranet and Internet offerings. In addition, multimedia and other product functionality features are being added to educational software. Our future success will depend upon the extent to which we are able to develop and implement products which address these emerging market requirements on a cost effective and timely basis. Product development is risky because it is difficult to foresee developments in technology coordinate technical personnel and identify and eliminate design flaws. Any significant delay in releasing new products could have a material adverse effect on the ultimate success of our products and could reduce sales of predecessor products. We may not be successful in introducing new products on a timely basis. In addition, new products introduced by us may fail to achieve a significant degree of market acceptance or, once accepted, may fail to sustain viability in the market for any significant period. If we are unsuccessful in addressing the changing needs of the marketplace due to resource, technological or other constraints, or in anticipating and responding adequately to changes in customers’ software technology and preferences, our business and results of operations would be materially adversely affected. We, along with the rest of the industry, face a challenging and competitive market for IT spending that has resulted in reduced contract value for our formal learning product lines. This pricing pressure has a negative impact on revenue for these product lines and may have a continued or increased adverse impact in the future.

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
ITEM 4. — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We held our 2007 annual general meeting of shareholders (the “AGM”) on September 27, 2007. Under the terms of our arrangements with The Bank of New York, The Bank of New York is entitled to vote or cause to be voted all of our ordinary shares represented by ADSs on behalf of, and in accordance with the instructions received from, the ADS holders. There were no broker non-votes or votes withheld with respect to any matter submitted to a vote of the ordinary shareholders at the AGM.
The following is a brief description of each matter submitted to a vote of the ordinary shareholders and a summary of the votes tabulated with respect to each such matter at the AGM, as well as a summary of the votes cast by The Bank of New York based on the ADR facility:
     (1) Receipt and consolidation of the consolidated financial statements for the fiscal year ended January 31, 2007 and the Report of Directors and Auditors thereon.

	Votes “FOR”	“AGAINST”	“ABSTAIN”
Ordinary Shareholders	4	0	0
ADS Holders	109,956,979	4,075	3,432
     (2A) Re-election of Mr. James S. Krzywicki, who retired by rotation, as a director.

	Votes “FOR”	“AGAINST”	“ABSTAIN”
Ordinary Shareholders	4	0	0
ADS Holders	109,815,852	133,718	14,916
     (2B) Re-election of Mr. William F. Meagher, Jr., who retired by rotation, as a director.

	Votes “FOR”	“AGAINST”	“ABSTAIN”
Ordinary Shareholders	4	0	0
ADS Holders	103,837,950	6,112,070	14,466
The term of office for each of Charles Moran, Stewart K.P. Gross, P. Howard Edelstein and Ferdinand von Prondyniski continued after the AGM.
     (3) Authorization of the Audit Committee of the Board of Directors to fix the remuneration of our auditor for the fiscal year ending January 31, 2008.

	Votes “FOR”	“AGAINST”	“ABSTAIN”
Ordinary Shareholders	4	0	0
ADS Holders	109,640,395	319,157	4,934
     (4) Amendment of the 2004 employee share purchase plan to increase the total number of shares reserved for issuance thereunder by 1,000,000 ordinary shares of €0.11 each (to 3,500,000 ordinary shares of €0.11 each).

	Votes “FOR”	“AGAINST”	“ABSTAIN”
Ordinary Shareholders	4	0	0
ADS Holders	109,422,049	209,050	333,387
     (5) Amendment of the 2001 outside director option plan to increase (i) the number of shares underlying the initial option granted to non-employee directors (“Outside Directors”) from 25,000 ordinary shares of €0.11 each to 50,000 ordinary shares of €0.11 each and (ii) the number of shares underlying the annual option granted to Outside Directors from 10,000 ordinary shares of €0.11 each to 20,000 ordinary shares of €0.11 each.

	Votes “FOR”	“AGAINST”	“ABSTAIN”
Ordinary Shareholders	4	0	0
ADS Holders	75,123,205	30,998,444	3,842,837
     (6) Effective as of November 1, 2007 and continuing until further adjustment, (i) the annual remuneration of each of our Outside Directors for their services as directors shall remain at $30,000 plus, for each such director, an additional $2,000 per each meeting of the Board of Directors or a committee of the Board of Directors which he/she participates and which is not a regularly scheduled meeting, up to a maximum of $20,000 per annum, (ii) the Outside Director serving as chair of the Audit Committee shall be paid additional annual remuneration of $20,000, (iii) the Outside Director serving as chair of the Compensation Committee shall continue to be paid additional annual remuneration of $7,500 and (iv) the Outside Director serving as chair of the Nominating and Corporate Governance Committee shall be paid additional annual remuneration of $7,500.

	Votes “FOR”	“AGAINST”	“ABSTAIN”
Ordinary Shareholders	4	0	0
ADS Holders	109,687,824	239,089	37,573
     (6) Subject to the confirmation of the High Court of Ireland pursuant to Section 72 of the Companies Act 1963, the Company’s share capital be reduced by the cancellation of the whole amount standing to the credit of the Company’s share premium account at the date of this meeting (or such part thereof as the High Court of Ireland may determine).

	Votes “FOR”	“AGAINST”	“ABSTAIN”
Ordinary Shareholders	4	0	0
ADS Holders	109,915,101	18,468	30,917
ITEM 5. — OTHER INFORMATION
Not applicable.
ITEM 6. — EXHIBITS
See the Exhibit Index attached hereto.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKILLSOFT PUBLIC LIMITED COMPANY
Date: December 10, 2007	By:	/s/ Thomas J. McDonald
Thomas J. McDonald
Chief Financial Officer

EXHIBIT INDEX
10.1	2001 Outside Director Option Plan, as amended

31.1	Certification of SkillSoft PLC’s Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of SkillSoft PLC’s Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of SkillSoft PLC’s Chief Executive Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) under the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of SkillSoft PLC’s Chief Financial Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) under the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.