Form 10-K
period 2008-01-31
SKILLSOFT PUBLIC LIMITED CO
filed 2008-03-31
CIK 940181

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2008
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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐     No ☑

The approximate aggregate market value of voting shares held by non-affiliates of the registrant as of July 31, 2007 was $925,902,731.

On March 14, 2008, the registrant had outstanding 111,678,509 ordinary shares (issued or issuable in exchange for the registrant’s outstanding American Depositary Shares (“ADSs”)).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the registrant’s 2008 annual meeting of shareholders to be filed within 120 days of the end of its fiscal year ended January 31, 2008 may be incorporated into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K where indicated

SKILLSOFT PUBLIC LIMITED COMPANY

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

As used in this Form 10-K, “we”, “us”, “our”, “SkillSoft” and “the Company” refer to SkillSoft Public Limited Company and its subsidiaries; and references to our fiscal year refer to the fiscal year ending on January 31 of that year (e.g., fiscal 2008 is the fiscal year ending January 31, 2008).

Item 1.	Business

General

SkillSoft is a leading Software as a Service (SaaS) provider of on-demand e-learning and performance support solutions for global enterprises, government, education and small to medium-sized businesses. We enable business organizations to maximize business performance through a combination of comprehensive e-learning content, online information resources, flexible learning technologies and support services. Content offerings include business, IT, desktop, compliance and consumer/small to medium-sized business courseware collections, as well as complementary content assets such as Leadership Development Channel video products, KnowledgeCentertm portals, virtual instructor-led training services and online mentoring services. Our Books24x7® products offer online access to more than 18,500 digitized IT and business books, as well as book summaries and executive reports. Our technology offerings include the SkillPort® learning management system (LMS), Search-and-Learn® search technology and SkillSoft® Dialoguetm virtual classroom. We also offer content as a service solution through our Open Learning Services Architecture (OLSA), which utilizes Web Services standards and enables customers to integrate our content and content-related services with their enterprise application systems, enterprise portals and third party or custom LMS solutions.

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

On the courseware side of our business, we focus on a variety of business, professional effectiveness, IT and compliance topics that we believe represent important skills required of employees in increasingly dynamic and complex work environments. We also provide performance support products through our Books24x7 business unit that support on-demand learning and daily information gathering needs. Our courses provide learners the ability to gain the knowledge they need to perform their jobs and prepare for many popular professional certifications. Our Books24x7 collections cover broad business and technical areas of interest, as well as focused areas of interest such as engineering, finance, hospitality and employee wellness. Generally, our courseware and Books24x7 content solutions are based on open standard Web technologies and flexible, low bandwidth architecture, enabling users to access the material they need via computer, with the specificity or breadth they require, any time or anywhere that they may need it.

Our technology solutions are designed to support a broad range of corporate learning needs and respond quickly to business demands. Our LMS, SkillPort, is designed to be a flexible, scalable platform that can be rapidly implemented to meet the needs of the majority of business enterprises. We also work actively with other LMS vendors to ensure interoperability of our content and technology with their systems. We also offer customization and authoring tools, and other technology assets that allow our customers to tailor our content to better fit with their business. SkillSoft Dialogue is focused on the rapid assembly and delivery of effective online learning sessions. Our KnowledgeCenters are targeted learning portals that provide audiences instant access to trusted, relevant content that is specific to their job role. Each KnowledgeCenter includes material chosen to help users quickly and efficiently build knowledge around specific job-related topics. Customers can use the SkillSoft Knowledge Center Editor to create customized SkillSoft KnowledgeCenters to meet their business needs.

We have a worldwide customer base of over 3,000 organizations spanning business, government and education sectors, with more than 10 million licensed users. Our major products include:

SkillChoice Multi-Modal Learning Solutions:  These integrated solutions provide a rich array of resources (including courseware, Books24x7 products, online mentoring, certification practice tests, Express Guides® and SkillSimtm simulations) to support formal training and informal performance support needs. Available as four offerings (Complete, IT, Business and Desktop), SkillChoice solutions provide the necessary depth, breadth, quality and currency to encompass a wide range of corporate learning objectives.

SkillPort:  SkillPort, our learning management system, provides a reliable, flexible and cost-effective way for organizations to deploy and manage their e-learning programs. Using SkillPort, customers can leverage the benefits of the multi-modal learning approach and deploy robust learning solutions rapidly, on a global basis. With Search-and-Learn®, a component of SkillPort, users view all e-learning assets on the system with a single, unified search. SkillPort is available as a SaaS-architecture hosted solution, supporting the growing demand for reliable, scalable and secure e-learning with a low-cost, low IT-burden model. Alternatively, customers may choose to deploy SkillPort on their intranet infrastructure.

KnowledgeCenters:  KnowledgeCenters are pre-packaged, user-friendly learning portals that allow learners instant access to trusted, targeted content. Each KnowledgeCenter includes material specifically chosen to help a targeted audience of learners build knowledge around a topic as quickly and efficiently as possible. Components include Books24x7; access to SkillSoft courseware organized into Learning Roadmaps that allow learners to locate and use the most appropriate courses for their needs; simulations (through SkillSim simulations, practice labs or the Project Center); expert mentoring services (for IT KnowledgeCenters and the Project Management Institute (“PMI”) KnowledgeCenter); and featured topic spotlights, refreshed regularly, to provide an in-depth focus on particular topical areas. KnowledgeCenters also feature Business Impact and Challenge Series titles. Our KnowledgeCenter Editor is an easy-to-use tool that allows organizations to brand and customize KnowledgeCenters. Using the KnowledgeCenter Editor, organizations can further optimize the focus of the KnowledgeCenter and enhance the learner experience by adding their internal content, branding and resources.

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

Business Exploration Series:  The Business Exploration Series provides learners with scenario-based learning that enables them to experience real world situations in safe, exploratory environments. The Business Exploration Series includes two distinct learning assets, the Business Impact Series and the Challenge Series, designed to engage the learner with concise, rich, authentic learning experiences.

Business Impact Series:  Business Impact Series titles are five- to ten-minute, audio-driven dramatizations of workplace business problems and related solutions. Innovative uses of video and Flash technology create realistic characters and scenarios that depict a wide range of business and professional development topics that learners can apply to their own specific jobs.

Challenge Series:  Challenge Series titles are media-rich interactive case studies focused on content analysis, problem solving and decision making. Each Challenge Series title presents learners with a specific objective or goal, along with related discovery material and multiple potential solutions. Learners are “challenged” to analyze the business problem and the discovery material, select one of several potential solutions and then defend or justify their selections by answering questions about the selected outcome.

Business Skills Courseware Collection:  This includes more than 2,900 courseware titles and simulations encompassing professional effectiveness, management/leadership, project management, sales and customer-

facing skills, business strategy/operations, finance and human resources. Our courses feature strong visual design; a focus on instructional objectives at the application and analysis levels; learner interactivity; reinforcement through RolePlays, SkillSims and case studies; and transfer of learning into practice through online job aids, follow-on activities and SkillBriefs. Our Business Skills Courseware Collection also supports many popular and sought-after business certifications including PMI’s Project Management, Portfolio Management and Program Management certifications, HRCI’s PHR and SPHR certifications, ASQ’s Six Sigma Green Belt and Black Belt, and Certified Quality Manager certifications and IIBA’s Certified Business Analysis Professional.

IT Skills and Certification Courseware Collection:  This includes more than 2,400 courseware titles encompassing software development, operating systems and server technologies, Internet and network technologies, enterprise database systems and Web design. Our IT Skills and Certification Courseware Collection also supports more than 100 current IT professional certification exams. These IT courses also feature strong visual design, interactivity and reinforcement of learning transfer via frequent practice questions, simulations and mentored and self-assessed exercises.

Desktop Skills Courseware Collection:  Our Desktop Skills Courseware Collection offers more than 950 courseware titles to assist professionals who rely on standard desktop applications. Our desktop solutions are ideal for day-to-day performance support, as well as supporting major corporate software migrations.

Legal Compliance, Federal Government Compliance, and Environmental Safety and Health (ES&H) Courseware Collection:  Our compliance solution includes three focus areas — Legal Compliance, Federal Government Compliance and ES&H Compliance. Our Legal Compliance Solution, which includes more than 54 courseware titles, addresses the needs of our clients as they work toward maintaining compliance with various statutes, regulations and case law that govern the workplace. The Federal Government Compliance Series, which includes 19 courseware titles, addresses legal compliance issues that are of interest to federal agencies and private sector organizations that do business with the federal government. The ES&H Compliance Solution addresses key standards mandated by the Occupational Safety and Health Administration (OSHA), Environmental Protection Agency (EPA) and the Department of Transportation (DOT). Our ES&H courses are designed for use by the “hardhat and safety glasses” industries. We offer over 200 ES&H courseware titles in four languages.

SkillSoft Academy:  SkillSoft Academy is a dedicated, configurable, online compliance learning management system that helps customers plan, schedule, record and manage their training to help ensure compliance with applicable regulatory and corporate requirements. Companies can plan and track training regardless of type, be it Web-based, classroom, on-the-job, video or another format. The SkillSoft Academy helps organizations ensure compliance by allowing consistent and specific training requirements to be set and tracked to completion for different customer-defined learner groups, such as divisions, departments, teams and job functions. Automated retraining functionality alerts learners, supervisors and training administrators on training status via an email notification system, allowing immediate review of training status for planning and compliance purposes through flexible and robust reporting.

Online Mentoring:  This service is offered for over 100 current certification exams for IT professionals, end-user technologies and project management skills. We have over 45 available, on-staff mentors, averaging over 25 current certifications each, available 24 hours a day, seven days a week (24x7) for 35 of our most popular certification exams. Beyond the 35 exams that have 24x7 mentoring, expert mentors are available online Monday through Friday, 9 a.m. to 5 p.m. EST for more than 60 additional certification exams. Through online chats and e-mail, learners can ask questions, receive clarification and request additional information to help them get the answers and understanding they need to prepare for industry certification exams.

Books24x7:  This includes more than 18,500 unabridged professional reference books and reports from more than 330 publishers that are available to online subscribers through our subsidiary, Books24x7. Exclusive assets include more than 200 original digital books, including the Instant Code series. A patented search engine technology gives Books24x7 subscribers the ability to perform multi-level searches to pinpoint information needed for on-the-job performance support and problem-solving. Books24x7 also includes AnalystPerspectives, which summarizes the views of many different analyst firms and provides insight into their research and opinions in a form that helps planners and decision makers at all levels make better informed decisions. Complementing these summarized reports are full-text premium research reports from leading analyst firms.

Executive Content:  Books24x7 executive level offerings give busy executives the insight they value in formats that fit their busy schedules. ExecSummariestm offer concise summaries of today’s best-selling business books. ExecBlueprintstm are executive white papers that provide near-term actionable information on key business topics. ExecBlueprints are bylined by leading C-level executives from prominent global companies. Most ExecSummaries and ExecBlueprints can be read on screen, printed or downloaded in MP3 format for portable listening.

Leadership Development Channel:  This product line includes a collection of streaming media programs (video) in multiple learning formats featuring best-selling business authors, experts and CEOs. The Leadership Development Channel is designed to cover formal and informal learning needs of an organization through programs covering the following topical areas: Management and Leadership, Change and Innovation, Communication, Marketing and Sales, Business Strategy and more. In addition, this collection is ideal for group learning experiences, including use as a meeting starter, one-on-one coaching and facilitated learning sessions.

Live Learning:  Our Live Learning offering is a derivative of traditional instructor-led technical training. However, rather than gathering students in one physical locale, instructor lectures are broadcast to participants anywhere via the Internet. Live Learning classes are taught over three weeks as six, three-hour web-delivered lectures. Hands-on labs are performed by students independently between lectures, with 24x7 mentors accessible to assist if needed, depending on the course being taken. Recorded versions of lectures are available 24x7 for review or if a learner misses any scheduled live lecture.

We were incorporated in Ireland on August 8, 1989. On September 6, 2002, we completed a merger with SkillSoft Corporation, a Delaware corporation, and, on November 19, 2002, we changed our corporate name from SmartForce PLC to SkillSoft PLC. In addition, on May 14, 2007, we acquired NETg from The Thomson Corporation. Our registered office is located at Belfield Office Park, Clonskeagh, Dublin 4, Ireland, and our telephone number at that address from the United States is (011) 353-1-2181000. Our principal office in the United States is located at 107 Northeastern Boulevard, Nashua, New Hampshire 03062, USA, and our telephone number at that address is (603) 324-3000.

We maintain a Web site with the address www.skillsoft.com. We are not including the information contained on our Web site as part of, or incorporating it by reference into, this annual report on Form 10-K. We make available free of charge through our Web site our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the Securities and Exchange Commission. In addition, we provide periodic investor relations updates and our corporate governance materials on our Web site.

Industry Background

The corporate training market is large. We believe that a substantial majority of the corporate training market is comprised of business skills, IT skills and compliance training, as well as the complementary technologies and services for the development and delivery of learning programs. We believe that the growth in corporate training is being driven by:

•	The evolution of our economy to a service-based and knowledge-based economy, in which the skills of the workforce often represent the most important corporate assets;

•	The increasing recognition by businesses that it is imperative to continually improve the skills of their employees to remain competitive;

•	The rapidly evolving business environment, which necessitates continual training and education of employees;

•	The increased competition in today’s economy for skilled employees and the recognition that effective training can be used to recruit and retain employees; and

•	The retirement of baby boom generation workers during the coming 10-to-15 years, which will result in industries seeking technically skilled and educated workers to meet the projected shortage of qualified and trained candidates to replace those retiring workers. This phenomenon is widely projected to create a major increase in demand for training in technical and business skills.

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

We believe that e-learning solutions present a significant opportunity for business organizations to cost-effectively deliver training and performance support resources for their employees while maintaining a higher level of productivity of their workforce. e-Learning solutions can improve on the inefficiencies associated with classroom training, including travel costs, scheduling difficulties and the opportunity costs of employees’ time. In addition, e-learning provides benefits beyond other technology-based training methods that make it more flexible, effective and cost-efficient. For example, e-learning solutions provide more timely and simplified deployment, the flexibility of self-directed and personalized learning, improved ease of use and enhanced product/user support and administrative functionality. Furthermore, through the use of Web-based technologies, e-learning solutions provide access via computer to content any time, anywhere over the Internet and in the exact amount required by each individual learner.

Content Products

With over 6,600 courses spanning IT, cross-functional business skills, functional area expertise and workplace compliance subjects, we are well positioned in the e-learning content sector of the market for corporate education and training solutions for today’s critical business and IT skills. Through our focus on these critical skills and our track record in fast and effective execution, we strive to deliver e-learning content that excels in terms of depth, breadth, currency, interactive learning design and Web deployment flexibility. Also, through our Books24x7 professional collections, we can offer users access to over 18,500 unabridged business and IT titles from more than 330 publishers, as well as summaries of leading business books and reports authored by C-level executives on pressing business topics. Together, these multi-modal e-learning components offer organizations an array of both formal and informal learning based on user needs — whether students need to immerse themselves in the subject matter or need to quickly reference content for five to ten minutes of on-the-job performance support.

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

Business Skills Courseware and Simulations

Our comprehensive business skills library of e-learning courses, simulations and learning objects encompasses a wide array of professional effectiveness skills and business topics. As of January 31, 2008, our business skills library included over 2,900 business skills course and simulation offerings. Our business skills courses and simulations are divided into the following major Solution Areas:

Professional Effectiveness	Business Strategy & Operations
Management & Leadership	Sales & Customer-Facing Skills
Project Effectiveness	Finance, HR & Administration

We have more than 940 current English language business skills courseware titles, and over 2,000 versions of these courses that have been localized into a number of languages, including UK English, Italian, German, French, European Spanish, Polish, Russian, Japanese, Mandarin Chinese, Traditional Chinese, Cantonese, Latin American Spanish and Brazilian Portuguese, to support other geographic markets.

  IT Skills Courseware

Our comprehensive IT skills library of e-learning courses and learning objects encompasses a wide array of technologies used by IT professionals and business end-users. As of January 31, 2008, our IT skills library included over 2,400 IT skills course offerings that are divided into the following major Solution Areas:

Software Development	OS & Server Technologies
Internet & Network Technologies	Database Systems
Web Design

The courseware in these Solution Areas address over 100 current technical certifications sought by technical professionals and enterprises providing technical products and services to their customers, including:

Microsoft	ISC(2)	Cisco
MCITP — Enterprise Support Technician	CISSP (ISC2)	CCENT
MCITP — Database Administrator	SSCP (ISC2)	CCNA
MCTS — .NET Framework 2.0		CCDA
MCTS — SQL Server 2005		CCNP
MCTS — SharePoint Server 2007	Linux Professional Institute	CCDP
MCTS — Windows Vista Configuration	LPI: Level 1	CCSP
MCDST	LPI: Level II	CCIP
MCSA 2003		CCVP
MCSE 2003
MCSD .NET	Project Mgmt Institute
MCDBA	Project Management Professional
MCP	Certified Associate in Project Mgmt.
MCSA 2000	Program Management Professional
MCSE 2000

Macromedia	CompTIA	Sun
Dreamweaver 8 Developer	A+ 2006	Sun Certified Programmer
Dreamweaver MX 2004 Developer	Network+	for the Java 2 Platform
Flash MX 2004 Designer	I-Net+	Solaris 9
ColdFusion MX Developer	Server+
Linux+
Security+

CIW	Oracle	ITIL
CIW Associate	10g Administrator, OCA	Foundations V3
CIW Professional	10g DBA OCP	Foundations V2
CIW Security Analyst	Application Server 10g, OCA
Master CIW Administrator	9i DBA OCP
Master CIW Enterprise Developer	91 DBA OCA
Master CIW Site Designer

We have more than 1,750 current English language IT skills courseware titles and over 700 IT skills courseware titles that have been localized into a number of languages, including German, French, Japanese and Mandarin Chinese, to support other geographic markets. The total number of IT skills courseware titles is lower than last year as the result of the retirement of a number of older courses acquired in the 2002 SmartForce transaction, which was partially offset by the addition of IT skills courseware titles acquired in May from Thomson NETg.

Desktop Skills Courseware Collection

Our Desktop Skills library of e-learning courses and learning objects offers more than 400 English language Desktop Skills courseware titles and over 550 Desktop Skills courseware titles that have been localized into languages such as French, German, Spanish, Italian, Brazilian Portuguese, Polish, and Mandarin Chinese. The total number of Desktop Skills courseware titles is lower than last year as the result of the retirement of a number of older courses acquired in the 2002 SmartForce transaction, which was partially offset by the addition of Desktop Skills courseware titles acquired in May 2007 from Thomson NETg.

Our Desktop Skills courseware titles are built to assist professionals who rely upon standard desktop applications such as Microsoft Office, Crystal Reports, Adobe Acrobat and Lotus Notes. Our desktop solutions are ideal for day-to-day performance support, as well as supporting major corporate software migrations. In addition, our Desktop Skills Courseware Collection supports over 12 popular end user certifications including ECDL/ICDL and many Microsoft MOS certification exams.

Compliance Solutions

Our Compliance Solutions provide collections of compliance-based e-learning solutions. Within Compliance Solutions there are three areas of focus: Legal Compliance, Federal Government Compliance, and ES&H Compliance.

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

The Federal Government Compliance Series addresses legal compliance issues that are of interest to federal agencies and private sector organizations that do business with the federal government. The topics included in this solution are similar to those found in the Legal Compliance Solution; however, they are designed to address federal requirements that govern federal employees.

The ES&H Compliance Solution addresses key standards mandated by the Occupational Safety and Health Administration (OSHA), Environmental Protection Agency (EPA), and the Department of Transportation (DOT). Our ES&H courses are designed for use by the “hardhat and safety glasses” industries.

Leadership Development Channel

Our Leadership Development Channel product line includes a robust collection of streaming media programs (video) in multiple learning formats featuring best-selling business authors, experts and CEOs. The Leadership Development Channel is designed to cover formal and informal learning needs of an organization through programs covering the following topical areas: Management and Leadership, Change and Innovation, Communication,

Marketing and Sales, Business Strategy, and more. In addition, this collection is ideal for group learning experiences, including use as a meeting starter, one-on-one coaching and facilitated learning session.

The Administrative Professional Channel is an engaging, video-based, online learning solution that offers presentations from today’s foremost business leaders to improve the skills and effectiveness of administrative professionals. Developed in partnership with the International Association of Administrative Professionals (IAAP), the Administrative Professional Channel provides year-round training and support to enhance the learning and performance of administrative professionals, their supervisors and their teams. Additionally, the Administrative Professional Channel includes access to the Annual Briefing for Administrative Professionals, the only live, webcast and satellite training event devoted to recognizing and celebrating the contributions of administrative professionals to the workforce.

Books24x7

Our Books24x7 product line offers a suite of core, unabridged and topically organized collections that provide online subscribers the ability to perform multi-level searches to pinpoint information needed for on-the-job performance support and problem-solving. Books24x7 products draw upon leading professional reference books, research reports and documentation. Books24x7 is delivered via a Web-based platform that enables paying subscribers to browse, read, search, and collaborate anytime, anywhere with a simple Web connection. The collections include:

ITPRO COLLECTION is geared toward technology professionals, including developers, network administrators, technology executives, information services managers and technical support representatives. This collection consists of content from dozens of IT publishers including industry leaders such as Apress, Microsoft Press, MIT Press, Osborne/McGraw-Hill, and John Wiley & Sons. The ITPro Collection includes original content owned by SkillSoft Press such as ReferencePoints white papers and the Instant Code series of books.

BUSINESSPRO COLLECTION is geared toward professionals whose role requires exercising strong business judgment. This collection contains over 30 business skills and professional development publishers including industry leaders such as AMACOM, ASTD, Harvard Business School Press, Jossey-Bass, Oxford University Press, Project Management Institute, Stanford University, and John Wiley & Sons.

OFFICEESSENTIALS COLLECTION is a specialty collection geared toward non-technical users who require occasional real-time assistance with common office applications. This collection contains award winning content, including the “for Dummies” series, is written in a comfortable, easy-to-understand tone and can be deployed to desktops to relieve help desk congestion, or provided as an end-user “safety net” during migration to applications such as Microsoft Office Vista and Office 2007.

FINANCEPRO COLLECTION offers professionals access to relevant information on a variety of financial and accounting topics. FinancePro delivers fully searchable, online content from popular publishers such as AMACOM, John Wiley & Sons, McGraw-Hill, Oxford University Press and the National Underwriter Company, and provides immediate access to financial reference materials including such topics as Generally Accepted Accounting Principals (GAAP), International Accounting Standards, Sarbanes-Oxley, operations management, planning and taxation.

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

EXECSUMMARIES COLLECTION provides summaries of leading business books from today’s foremost business authors. ExecSummaries expertly encapsulates the salient points and ideas of full-length books into concise, eight-page summaries. Unlike excerpts or reviews, designed for ease-of-use with short passages, bulleted lists, and other useful elements, these thorough, yet high-level overviews provide time-constrained executives with the leading ideas that are shaping today’s business environment.

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

HOSPITALITYPRO COLLECTION provides the hospitality and tourism industry with searchable reference publications on hotel management, food and beverage operations, casino management and many other related topics. With dozens of titles from top publishers, including John Wiley & Sons and Butterworth-Heinemann, HospitalityPro is geared toward supervisors, managers, directors and executives who work in all aspects of hospitality and tourism, including hotels, restaurants, casinos, cruise lines, airlines and travel agencies.

ANALYSTPERSPECTIVES COLLECTION provides technology executives, managers and practitioners with the analyst information they need to make the important decisions that affect their enterprise. The collection consists of two major components: AnalystPerspectives reports, which are exclusive SkillSoft-owned documents that compare, contrast and summarize the views of multiple analyst firms; and more than 1,500 full-text analyst reports from more than 23 premium research firms covering a wide variety of IT and telecommunications topics.

ITIL® POWERED BY BOOKS24X7 is a collection that provides the official ITIL (IT Infrastructure Library) curriculum guides. ITIL is a best practices framework that enables businesses to deliver high-quality IT services and more effectively manage IT operations. This collection is offered through a partnership with the publisher, TSO, as well as the copyright holder, OGC (UK Office of Government Commerce).

ORACLE PRESS ONLINE is a premium Books24x7 collection created in alliance with Oracle, McGraw-Hill and Books24x7. The Oracle Press Online collection provides access to expert, authoritative coverage of all key aspects of Oracle products and technologies including applications, database, development tools, certification and middleware. Oracle Press Online currently includes 55 fully searchable titles, including a full range of titles on Oracle 10g and 11g.

ELEMENTSESSENTIALSFRANCAIS (translated: French Essentials) is a focused collection of books published in the French language covering desktop skills, management, IT and other technical disciplines.

Learning Design for Business Skills, Compliance and ES&H

Our business skills courses cover a broad range of business and professional effectiveness curriculum areas. Some content is factual with predictable, non-variable outcomes, such as finance. Other content areas, such as communication skills, are “softer,” or more behavioral-oriented, and have highly variable implementation options and outcomes that require a different set of instructional presentation and practice strategies. In addition, we have a strong commitment to reach the highest possible levels of learning in each course — including as much application and analysis level content as possible, supported by strong foundational learning at the knowledge and comprehension levels.

The key instructional features and strategies in our business skills courses and library are:

AUDIO-ENABLED LEARNING — Audio is a standard feature in all Business, Compliance and ES&H courses. Audio greatly enhances engagement and retention for many learners. Audio is especially relevant to the instructional effectiveness of behavior modeling, RolePlay exercises, and SkillSims. Recognizing that all learning environments are not appropriate for sound, and to accommodate varying learning style preferences, audio can easily be turned on or off via user interface controls.

ROLEPLAY EXERCISES — RolePlay exercises present users with opportunities for realistic practice of varying aspects of course content within everyday workplace scenarios. RolePlay exercises have multiple possible outcomes based on users’ responses to the simulation’s interactions. When integrated into course topics, RolePlay exercises allow users to freely explore the impact of handling realistic work situations in different ways. Our RolePlay design allows users to experience the exercise in “score” mode or “explore” mode. Using score mode lets learners assess their level of skill within the targeted content area. Using explore mode allows the learner to dynamically explore alternative responses to see the impact of those choices. This user-driven exploration is the key to real learning.

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

REFLECTIVE TEMPLATES — Reflective templates provide learners with an opportunity to think about a particular concept, event, or teaching point, and then record those thoughts for later printout or use in the instruction. This strategy helps learners personalize the content to themselves or their organizations. This personalization creates a more meaningful context in which the learner can frame the learning experience.

ONLINE JOB AIDS — All of our business skills courses include online job aids that help support the use of newly learned skills and knowledge in the workplace. Job aids are courseware “take-aways” that can be used as-is, or tailored to meet a user’s needs. Each job aid can easily be edited to reflect a user’s organization-specific information, and users can add organization-specific job aids that they have independently developed via our customization tools.

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

PRE- AND POST-TESTING ASSESSMENTS — Assessments are available for use in both pre- and post-testing modes. When Assessments are used in pre-test mode, learners can use the results to tailor their initial path of instruction based on those results. Post-test Assessments can be used to help learners identify areas where review or remediation is necessary. The ability to implement testing at topic, lesson and/or course-level provides maximum flexibility across multiple corporate testing philosophies and methodologies.

SKILLSIMS BUSINESS SIMULATIONS — SkillSims are instructional resources that extend the learning advantages of RolePlay into larger, more complex e-learning experiences. SkillSims are designed to give users an opportunity to practice new skills in realistic work situations. Each SkillSims simulation, typically 20-to-40 minutes in duration, provides users with an opportunity to practice application level skills based on content drawn from multiple courses within one of our learning paths or series (a collection of related courses). Users practice these skills by navigating through different scenarios in which they encounter a variety of business problems. As in real life, users have the opportunity to select different courses of action, and the scenario unfolds according to the users’ choice of actions. Events such as telephone calls, meetings and interruptions add to the reality of each scenario.

SkillSims, with integrated links to their corresponding SkillSoft course series, provide a powerful learning experience that allows the user to immediately apply newly gained knowledge to challenging business situations in risk-free environments.

BLENDED LEARNING TOOLKITS — Like SkillSims, the Blended Learning Toolkits are based on content drawn from multiple courses within a single learning path or series. However, this product is designed to provide our customers with tools for blending and/or transferring e-learning into the workplace as well as the classroom. Each Blended Learning Toolkit consists of multiple layers of content including a Users Guide, approximately 18 to 20 activities or tools, PowerPoint presentations that summarize the key teaching points from each lesson in all the courses within the learning path and short text-based summaries (SkillBriefs) of all the topic content. Blended Learning Toolkits are delivered electronically and can be used “as is” or customized to meet individual customer requirements. Customers have the freedom to “blend” the tools into traditional classroom settings, instructional events delivered via collaborative learning platforms, or to hand them over to managers, supervisors, facilitators, and anyone else interested in transferring learning into the workplace. The Blended Learning Toolkit provides multi-layered content with many options for use and implementation. It is adaptable and flexible to support a variety of audiences, content areas and implementation environments and platforms. The goal of the Blended Learning Toolkit is to effectively reinforce the application of knowledge and skills from our courses. Most of all, it provides our customers with another opportunity to enhance and leverage their investment in e-learning.

SKILLBLENDS — SkillBlends are our 2nd generation product supporting blended learning. They are similar to Blended Learning Toolkits, but they contain fewer summary PowerPoint slides and they also contain a fully developed instructional session built in PowerPoint. This session can be used in traditional or virtual classroom settings, covers content highlights from all the courses in the path and has an average duration of 1.5 to 2 hours. The instructional session uses the PowerPoint slides, activities and tools from the larger set of SkillBlend resources. The session also includes additional learning content, such as an agenda, quizzes, polls, goals, objectives, ice-breakers, presenter notes, facilitation tips and homework for richer and more complete support of blended programs. A SkillSoft Dialogue presentation file is also created from the PowerPoint instructional session to support seamless delivery of the session in SkillSoft Dialogue.

Business Impact and Challenge Series

BUSINESS IMPACT TITLES — Business Impact titles are effective instructional strategies for presenting and sharing information and best practices. They do not include any questions or interactions. Impacts always include a printable summary screen listing the key content points.

CHALLENGE TITLES — Challenge titles assume learners have some prior knowledge of the content area coming into the scenario. Because Challenges require responses from learners, they are excellent interactive strategies for reinforcing and practicing application and analysis-level learning. The ability to retake the Challenge, choosing each of the different solutions, adds multiple layers of content depth to the overall learning experience.

The use of rich media and audio-driven presentation strategies in both offerings has multi-generational appeal and increases overall learner engagement with the content.

Learning Design for IT Skills

Like our business skills courses, the instructional strategies chosen for use in an IT skills course are largely dependent on the course content and objectives. Learning the use or function of buttons, menu items and other familiar software elements is largely a knowledge and comprehension task. Learning the steps to complete a specific task is very procedural and best achieved via observation or guided practice, followed by opportunities for more independent practice, with varying degrees of guidance, feedback and support. In support of these and other IT skills-related learning goals, our IT skills courses include static and interactive explanations, step-by-step demonstrations of how to perform specific procedures, guided practice activities and sample coding solutions. Frequent review questions in the instructional topics reinforce key teaching points. Tests at topic, lesson and/or course level provide learners with an option to assess their performance across the entirety of a course, or with more focused concentration on individual topic or lesson level content and objectives.

The key instructional features and strategies in the IT skills courses and library are:

INTERACTIVE TEXT — Each item in the text bullet list is related to a different pop-up text explanation, and can include a graphic display to accompany the pop-up text.

INTERACTIVE GRAPHIC USED WITH CONCEPTUAL CONTENT — Each active graphical element is associated with a specific pop-up text box with additional instruction and explanation.

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

SHOW ME — This instructional strategy automates the presentation of a sequence of steps associated with a task or a subset of a task. The demonstration includes a bulleted list outlining how the task or procedure is completed. The simulated environment is often augmented by pointers or highlighters designed to help the learner quickly focus on the important areas of the screen.

Narrated Animation

Late in 2007, we started to incorporate a new instructional strategy called narrated animation in our business courses. The term “narrated animation” refers to a method of presenting content that incorporates transition effects and Flash-based movies (animations) with verbalized content (narration). The content is visualized via the graphic and text items in the animations, and verbalized via synchronized audio and/or onscreen captions. The text in the onscreen caption box is a verbatim replication of the audio content and can be a helpful memory enhancer with complex or highly technical content. The term “narration” refers to both audio and onscreen text versions of the content.

Having both audio and onscreen text satisfies the needs of learners with varying learning styles or preferences, and allows us to continue to deliver highly effective learning solutions for accessibility.

Practice and Guided Practice Strategies

TRY IT IN END-USER CONTENT — Try It exercises prompt learners to perform, on a simulated interface, one or more steps from a procedure that has already been described in the accompanying instruction. If the learner performs the step correctly, the interface responds as it would in the real application, providing a simulation of the software experience. If learners decide not to perform the requested action, they can select forward to launch an animated sequence of the correct step. This strategy is “guided” because the learner is told what to do for each step, and the simulated environment is often augmented with visual cues and highlighters.

TRY IT IN CODING/COMMAND LINE CONTENT — Try It exercises present learners with a scenario-based task in which they are asked to enter/type the command or code lines associated with the task.

SKILLCHECK — SkillCheck exercises give learners an opportunity to practice new skills without guidance. Learners must successfully complete each step before being allowed to progress to the next step.

MULTIPLE-CHOICE, MATCHING AND RANKING QUESTIONS — Multiple-choice, matching and ranking questions are interactive problem-solving exercises that give learners the opportunity to evaluate and/or apply their knowledge before taking a test. Learners are “debriefed” on their progress via detailed reinforcement, regardless of whether they get the question right or wrong. These strategies are used to practice a wide variety of content types, and are particularly useful when practicing conceptual content.

CHOICE-SPECIFIC FEEDBACK IN PRACTICE QUESTIONS — All multiple choice, matching and ranking questions include an explanation of why each answer option is correct or incorrect. Learners do not have to read this feedback — it is optional. Choice-specific feedback gives learners a method for getting more information about each answer option. Upon selecting each individual answer option, feedback is instantly displayed explaining why that answer option is either a correct option or a distracter.

SIMULATIONS AND EXERCISES — Our IT skills courses contain standalone topics that give learners the opportunity to independently practice or consolidate the most critical procedures and learning taught in the preceding instruction. Simulations consist of a series of tasks that learners perform in a simulated version of the application being discussed in the course. Exercises give learners the opportunity to analyze and write code or commands. Exercise topics are also used to address hardware setup problems and case-study scenarios; these content areas often require a hybrid mix of more standard type questions to address conceptual knowledge followed by simulations and coding or user input exercises to address the implementation of the associated solution. All exercises are presented within contextually relevant “real-world” scenarios.

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

TestPrep Certification Practice Exams

Addressing over 95 of the most popular current certification exams from Microsoft, Cisco, Oracle and CompTIA, TestPrep practice exams allow learners to test their knowledge in a simulated certification-testing environment. Tests can be taken in two modes — study and certification. The un-timed study mode is designed to maximize learning by providing feedback and mapping back to appropriate SkillSoft courses for further study, while the against-the-clock certification mode is designed to mimic a certification exam.

Our Instructional Design Model

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

Our instructional design model is focused on producing courses in all content areas with:

•	Learning outcomes specified by performance goals and objectives;

•	Content and learning activities based on specified objectives;

•	Assessment based on the knowledge and skills specified in the objectives;

•	Options to take assessments in either pre- or post-test mode;

•	Instructional strategies and multimedia elements tailored to the specific course content;

•	Tools to promote the transfer of learning into the workplace, such as online Job Aids, Code Samples and Follow-On Activities;

•	Instructional strategies appropriate for the content and learning level, such as examples, RolePlays, case studies, guided practice, and simulations; and

•	Levels of learning appropriate for the content and the target audience.

The theories and principles embedded within our instructional design model are actualized via:

•	A friendly, intuitive graphical user interface;

•	A course structure and navigation that supports self-paced, user-controlled instruction;

•	Unlimited access to instruction and assessments;

•	Standardized templates to create unified and predictable functionality;

•	A variety of presentation, practice, and assessment templates supporting high levels of user interactivity and engagement; and

•	A standardized, yet flexible, flow of instruction.

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

Learning Design for Workplace Performance

We believe the use of learning assets in support of both formal and informal learning is now desirable and common for many of our customers. Learning organizations are also demanding a broader range of learning environments and strategies as part of their learning solutions. Formal instruction remains important, but additional assets are needed to support solutions such as blended learning, learning portals, performance support and communities of practice. We will continue to develop learning assets that are flexible and innovative and that enhance workplace performance.

Web-Based Architecture and Deployment Technology

Our Web-based architecture and deployment strategy enables us to provide a number of features to support users in their learning. These features include:

Learning Management Platforms:  Learning management systems are key enabling technologies that permit users to access a wide variety of e-learning content resources over the Web, including courseware, simulations, Books24x7, video content, online mentoring, SkillBriefs, Job Aids and TestPrep Certification Practice Tests. Learning and development organizations can develop and deliver targeted learning programs to achieve specific business objectives using SkillPort’s learning program capabilities. Our SkillPort LMS provides a rich feature set to support a range of corporate learning needs with a high degree of reliability and scalability. Available as a hosted or intranet solution, SkillPort offers our customers a low-cost, low IT-burden option with fast time-to-learning. As of January 31, 2008, there were approximately 1,800 active SkillPort customer sites. In addition to our SkillPort platform, we continue to strive for convenient, easy integration of our content into third-party learning management systems through ongoing support of industry standards such as SCORM (Sharable Content Object Reference Model) and AICC (Aviation Industry CBT Committee) standards and through initiatives such as our Strategic Alliance for Integrated Learning (SAIL).

SkillPort Search-and-Learn® Technology:  Search-and-Learn technology, a key component of SkillPort, allows the users to search and access learning resources topically with a single, unified search. For example, a learner searching for resources on Cisco networks can discover the various SkillSoft courses, books, TestPreps, Express Guides and online mentoring services available to the learner with a single search query. Customer content published to, and managed by, SkillPort is also included in the search results. From the identified results, the learner can then choose the resource that best meets his or her specific needs, time requirements and learning preferences.

SkillPort Customer Content Support:  Customer content support allows customers to track, manage and search custom courses created by our authoring tools, as well as Microsoft Word, PowerPoint and Excel and Adobe PDF documents. This gives organizations the ability to incorporate important information resources such as white papers, launch plans, budget templates and customized training within a comprehensive learning database. SkillPort also supports off-the-shelf and custom courseware from third-party providers, as long as the content is designed to conform to our supported open standards and meets our custom content support guidelines.

SkillSoft Dialogue:  SkillSoft Dialogue has been developed in response to our customers’ needs to rapidly assemble and deliver new content that ties to their respective organizations and goals. Many customers have added a virtual meeting component to their learning programs to deliver company-specific information. They have discovered that online meeting tools can be used to quickly create new materials and are using these tools to deliver information live, as well as recording their presentations for employees to play back on-demand. However, they have also encountered some common challenges. Most online meeting tools do little to support subject matter experts (SMEs) who may not be experienced in how to deliver sessions that are rich in interaction, which can result in a lower level of engagement and knowledge transfer. Additionally, editing these recordings is often cumbersome or impossible. SkillSoft Dialogue builds upon the foundation of this online meeting technology and adapts it to better fit the needs and challenges of the learning community. SkillSoft Dialogue aids SMEs in creating more interactive presentations, and provides access to SkillSoft content to enrich presentations.

Assistive Technology Support:  Assistive technology support is designed to address the requirements of Section 508 of the Rehabilitation Act Amendments of 1998, which provides that, as of June 2001, computer software applications purchased or developed by federal agencies must be designed for accessibility by people who are blind, deaf or have poor motor skills. We have aggressively worked to adapt our online courseware, Books24x7 and our SkillPort LMS platform to meet the requirements established by Section 508. This development work is consistent with our general corporate philosophy to help organizations “democratize” training and give all employees access to training and development opportunities anywhere, anytime through computers. Our Section 508-compliant products provide users in a government or commercial organization with sight, hearing and/or mobility limitations equal access to our courses through the use of leading assistive technologies such as the JAWS screen reader.

High Performance Web Technology:  Our products incorporate high performing Web technologies that we believe substantially improve our product performance. Our courses and support tools are developed using cross-platform technologies such as HTML, XML, Java, JavaScript, and Adobe Flash. Our products employ advanced compression techniques, which allow our products to deliver high-quality performance within our customers’ bandwidth constraints. This enables us to provide our e-learning solutions to most users, not just those with the most powerful computers, fastest network connections, and highest resolution monitors.

Flexible Deployment Options:  We offer a fully hosted SaaS-architecture model as a deployment option for companies that prefer to have users access courses from SkillSoft-managed servers via the Internet rather than host the courses on the customer’s own intranet. Chosen by the large majority of SkillSoft customers, this SaaS option can significantly simplify and shorten the implementation process.

Open Learning Services Architecture:  Open Learning Services Architecture (OLSA) is a set of Web services that enables customers to integrate our comprehensive content and content related services with their enterprise application systems, enterprise portals and third party or custom LMS systems. These services enable automation of burdensome administrative tasks and rapid deployment of SkillSoft hosted, off-the-shelf or customized, learning solutions. OLSA benefits include lower integration and operations costs as well as reduced time-to-availability of comprehensive learning resources. OLSA capabilities include fully-integrated search technology (Search-and-Learn); catalog management; user management; user learning data management; content launching with integrated services such as mentoring, code evaluation with links to book references; online data synchronization; learning structure launching such as Knowledge Center portals and learning programs with integrated SkillSoft Dialogue sessions, books, courses, etc.

Product Pricing

The pricing for our courses varies based upon the number of course titles or the courseware bundle licensed by a customer, the number of users and the length of the license agreement (generally one, two or three years). Our license agreements permit customers to exchange course titles, generally on the contract anniversary date. Some product features, such as SkillPort, KnowledgeCenter portals, Course Customization Toolkit, SkillSoft Dialogue and courseware hosting, are separately licensed for an additional fee.

The pricing for our SkillChoice Solution license varies based on the content offering selected by the customer, the number of users within the customer’s organization and the length of the license agreement. Our SkillChoice Solution license provides customers access to a full range of learning products including courseware, Books24x7, simulations, mentoring, TestPreps and Express Guides.

Books24x7 and Leadership Development Channel licenses give users access to the full library within one or more collections (ITPro, BusinessPro, FinancePro, OfficeEssentials, etc.). The pricing for our Books24x7 and Leadership Development Channel licenses varies based on the collections specified by a customer, the number of users within the customer’s organization and the length of the license agreement.

Sales and Marketing

In the fiscal year ended January 31, 2008, our products were sold in 58 countries. Our primary sales channels consist of a direct field sales force for larger accounts, a telesales group for small to medium-sized business accounts and resellers that address certain opportunities in the United States and some international markets.

We believe this strategy enables us to focus our resources on the largest sales opportunities, while simultaneously leveraging the telesales model and reseller channels to address opportunities that may not be cost-effective for us to pursue through the direct field sales organization.

As of January 31, 2008, we employed 348 sales, sales operations, telesales, sales management, marketing, corporate development and solution services personnel. In the field sales organization, each account executive reports to either a regional sales director or regional sales vice president who is responsible for revenue growth and expense control for his or her area. Our sales professionals have significant sales experience, as well as extensive contacts with the corporate customers that we target. The sales process for an initial sale to a large customer typically ranges from three to twelve months and often involves a coordinated effort among a number of groups within our organization.

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

We have telesales groups located in Scottsdale, Arizona and Fredericton, New Brunswick, Canada that have been established to target opportunities with small to medium-sized businesses.

Our marketing organization utilizes a variety of programs to support our global sales team. As of January 31, 2008, our marketing organization consisted of 40 employees. Our marketing programs include:

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

No customer accounted for more than 10% of our revenue for the fiscal year ended January 31, 2008. See Note 13 of the Notes to the Consolidated Financial Statements for a discussion of our revenue by geographic area.

Customer Service and Support

We offer a broad range of support and services to our customers across the e-learning lifecycle through our customer service, application engineering and customer support organization. We believe that providing a high level of customer service and support is necessary to achieve rapid product implementation, full product utilization, measurable customer satisfaction and continued revenue growth.

Application engineering.  We have application engineers available to assist customers with the technical aspects of installing, deploying and integrating our products. These engineers assist in evaluating the customers’ network environment to ensure that our products will run successfully, as well as assist with the integration of our products with third party LMSs, customer portals and enterprise software systems.

Learning consulting.  We employ learning consultants to assist customers in planning and implementing best practices for e-learning program success. These individuals assist with the implementation of pilot programs and offer expertise in establishing training success criteria, planning internal marketing programs and communicating with e-learning end users. Our learning consultants work in close coordination with our application engineers and sales representatives and are an important component of our efforts to monitor and ensure customer satisfaction and success.

Customer support.  We also provide Web-based, live telephone, e-mail and chat support to our customers through our customer service and support organization. They are available to assist customers seven days per week, 24 hours per day, 365 days per year.

As of January 31, 2008, our customer service and support, application engineering and managed services organization consisted of 232 people globally.

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

One source of competition for our products is the internal educational and technological personnel of our potential customers. If an organization decides to use external providers to supply some or all of its training, our principal sources of competition in the corporate education and training market are:

•	Providers of traditional classroom instruction, including American Management Association, AchieveGlobal, ESI, DDI, New Horizons and GlobalKnowledge. Many of the companies in this category are attempting to adapt their courses to e-learning formats suitable for access via Web browsers or offer e-Learning courses in conjunction with their instructor-led training and, in general, compete for the same training dollars in the customer’s budget.

•	Technology companies such as IBM, Cisco, Oracle, Adobe and Microsoft that offer e-learning courses.

•	Suppliers of online corporate education and training courses, including NIIT, Thirdforce, Cengage, Harvard Business School Publishing, SAI Global Ninth House and Corpedia. Our Books24x7 business competes with companies such as Safari, a joint venture between Pearson Technology Group and O’Reilly & Associates, which offers aggregated IT and business content primarily consisting of its own titles on a subscription basis. Other companies that compete with one or more of Books24x7 collections include Knovel, which offers an Engineering collection; and GetAbstract and BusinessBook Review, which offer condensed summaries of business books. NIIT offers a competitive online book collection that consists of a combination of their own products, Safari, GetAbstracts and books from book publishers that NIIT has established licenses with.

•	With our SkillSoft Dialogue product, we are competing with companies such as WebEx (now a part of Cisco), Saba, Interwise and Microsoft; and with rapid content development technology suppliers such as Adobe Captivate, Articulate Studio, and Microsoft PowerPoint.

•	With our SkillPort LMS platform technology, we compete with other suppliers of LMS products such as SumTotal, Saba, Plateau, GeoLearning, Oracle, SAP and IBM.

We believe that the principal competitive factors in the corporate education and training market include:

•	The breadth, depth, currency and instructional design quality of the course content;

•	Informal performance support and other features of the training solution;

•	Adaptability, flexibility, reliability, scalability and performance of technology platforms offered;

•	Standards compliance and ease-of-integration with third party systems and customer learning portals;

•	The deployment options offered to customers, such as hosted, intranet and low bandwidth access;

•	Customer service and support;

•	Price/value relationship;

•	Relationships with the customer; and

•	Corporate reputation.

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

The majority of the content for our Books24x7 is licensed from third party publishers.

Certain research and development activities are conducted by internal teams located in our main product development centers in Dublin, Ireland; Nashua, New Hampshire; Belfast, Northern Ireland; and Fredericton, New Brunswick, Canada. In addition to our internal efforts, we outsource various aspects of our content development process to third parties.

As of January 31, 2008, the number of employees in our product development organization totaled 377. We intend to continue to make substantial investments in research and development. Product development expenses were approximately $39.2 million, $40.8 million and $49.6 million for the fiscal years ended January 31, 2006, 2007 and 2008, respectively.

Proprietary Rights

We believe that proprietary technology forms an important or valuable part of most of our business skills and IT skills courseware offerings. We further believe that the creative skills of our personnel in developing new products and technologies, our ability to develop and introduce new products rapidly and our responsiveness to customer demands are equally important. We protect our technology by various means, including entering into agreements with employees to protect against disclosure of sensitive business information. We have 8 United States patents and 23 foreign patents relating to computer-based training technologies and methods, and 10 United States and foreign patent applications pending relating to computer-based training technologies and methods. We also have one Nationalized International [PCT] Case.

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

We currently license certain technologies from third parties — including data compression technologies and tools for developing Web applications — and some course content that we incorporate into our products. We also license content for our Books24x7 product offerings from third party publishers. This technology and content may not continue to be available to us on commercially reasonable terms. The loss of this technology or content could result in delays in development and introduction of new products or product enhancements, which could have a material adverse effect on our business and financial performance. Moreover, we may face claims from others that the third-party technology or content incorporated in our products violates proprietary rights held by those claimants. We may also face claims for indemnification from our customers resulting from infringement claims against them based on the incorporation of third-party technology or content in our products. Although we are generally indemnified against such claims, in some cases the scope of that indemnification is limited. Even if we receive broad indemnification, third parties contractually obligated to indemnify us are not always well capitalized and may not be able to indemnify us in the event of infringement. In addition, such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources in addition to potential product redevelopment costs and delays, all of which could materially adversely affect our business.

SkillSoft, Books24x7, SkillPort, SkillChoice, RolePlay, Express Guide, Search-and-Learn, SkillView and Referenceware are registered trademarks and/or service marks of SkillSoft.

Employees

As of January 31, 2008, we employed 1,133 people globally.

At January 31, 2008, 348 employees were engaged in sales, sales operations, sales management, marketing, solution services, telesales and corporate development, 176 were in finance, administration, business applications and IT, 232 employees were in customer service and support, application engineering and managed services and 377 were in product development, custom solutions, mentoring, production and hosting.

As of January 31, 2008, 624 employees were located in the United States and 509 in our international locations. None of our employees are subject to a collective bargaining agreement and we have not experienced any work stoppages. We believe that our employee relations are good.

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

RISKS RELATED TO THE OPERATION OF OUR BUSINESS

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, LIMITING YOUR ABILITY TO EVALUATE HISTORICAL FINANCIAL RESULTS AND INCREASING THE LIKELIHOOD THAT OUR RESULTS WILL FALL BELOW MARKET ANALYSTS’ EXPECTATIONS, WHICH COULD CAUSE THE PRICE OF OUR ADSs TO DROP RAPIDLY AND SEVERELY.

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

Our operating results have historically fluctuated, and our operating results may in the future continue to fluctuate, as a result of factors, which include, without limitation:

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

PAST AND FUTURE ACQUISITIONS, INCLUDING OUR ACQUISITION OF NETG, MAY NOT PRODUCE THE BENEFITS WE ANTICIPATE AND COULD HARM OUR CURRENT OPERATIONS.

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

The market for corporate education and training solutions is highly fragmented and competitive. We expect the market to become increasingly competitive due to the lack of significant barriers to entry. In addition to increased competition from new companies entering into the market, established companies are entering into the market through acquisitions of smaller companies, which directly compete with us, and this trend is expected to continue. We may also face competition from publishing companies, vendors of application software and human resource outsourcers, including those vendors with whom we have formed development and marketing alliances.

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

We rely on a limited number of independent third parties to provide us with the educational content for a majority of our courses based on learning objectives and specific instructional design templates that we provide to them. We do not have exclusive arrangements or long-term contracts with any of these content providers. If one or more of our third party content providers were to stop working with us, we would have to rely on other parties to develop our course content. In addition, these providers may fail to develop new courses or existing courses on a timely basis. We cannot predict whether new content or enhancements would be available from reliable alternative sources on reasonable terms. In addition, our subsidiary, Books24x7 relies on third party publishers to provide all of the content incorporated into its Referenceware products. If one or more of these publishers were to terminate their license with us, we may not be able to find substitute publishers for such content. In addition, we may be forced to pay increased royalties to these publishers to continue our licenses with them.

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

OUR WORLDWIDE OPERATIONS ARE SUBJECT TO RISKS WHICH COULD NEGATIVELY IMPACT OUR FUTURE OPERATING RESULTS.

We expect that international operations will continue to account for a significant portion of our revenues and are subject to inherent risks, including:

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

RISKS RELATED TO LEGAL PROCEEDINGS

WE ARE THE SUBJECT OF AN INVESTIGATION BY THE SEC.

We had been the subject of a formal investigation by the United States Securities and Exchange Commission (“SEC”) into the events and circumstances giving rise to the 2003 restatement of SmartForce PLC’s accounts (the “Restatement Investigation”). On July 19, 2007, the SEC announced that three former officers and one former employee of SmartForce had settled SEC claims in connection with the Restatement Investigation. (The former officers/employee have made payments in connection with their settlements. It is possible that they may seek to require us to indemnify them for such payments.) We understand that the Restatement Investigation has now been concluded without any claim being brought against us.

The Boston District Office of the SEC informed us in January 2007 that we are the subject of an informal investigation concerning option granting practices at SmartForce for the period beginning April 12, 1996 through July 12, 2002. These grants were made prior to the September 6, 2002 merger of SkillSoft Corporation and SmartForce PLC. We have produced documents in response to requests from the SEC.

We continue to cooperate with the SEC in this matter. At the present time, we are unable to predict the outcome of this matter or its potential impact on our operating results or financial position. However, we may incur substantial costs in connection with the SEC option granting practices investigation, and this investigation could cause a diversion of management time and attention. In addition, we could be subject to penalties, fines or regulatory sanctions or claims by our former officers, directors or employees for indemnification of costs they may incur in connection with the SEC investigation. Any or all of those issues could adversely affect our business, operating results and financial position.

CLAIMS THAT WE INFRINGE UPON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS COULD RESULT IN COSTLY LITIGATION OR ROYALTY PAYMENTS TO THIRD PARTIES, OR REQUIRE US TO REENGINEER OR CEASE SALES OF OUR PRODUCTS OR SERVICES.

Third parties have in the past and could in the future claim that our current or future products infringe their intellectual property rights. Any claim, with or without merit, could result in costly litigation or require us to reengineer or cease sales of our products or services, any of which could have a material adverse effect on our business. Infringement claims could also result in an injunction barring the sale of our products or require us to enter into royalty or licensing agreements. Licensing agreements, if required, may not be available on terms acceptable to the combined company or at all.

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

Our United States headquarters are located in Nashua, New Hampshire where we lease an aggregate of 69,053 square feet. We have one lease for 43,653 square feet of space and a second for 25,400 square feet of space. The leases for both locations expire in June 2009. In addition to our U.S. headquarters our other primary facilities are located in Dublin, Ireland; Norwood, Massachusetts; Fredericton, New Brunswick, Canada and Scottsdale, Arizona.

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

In Norwood, Massachusetts, we currently lease and occupy 10,658 square feet. This facility houses the operations of our Books24x7 subsidiary under a lease that expires in December 2010.

In Scottsdale, Arizona, where part of our telesales operation is located, we currently lease a total of 38,544 sq ft. The lease for 15,000 sq ft at this location expires in June 2008 and the lease for the remainder of the space expires in January 2013.

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

SEC Investigations

We had been the subject of a formal investigation by the SEC into the events and circumstances giving rise to the 2003 restatement of SmartForce PLC’s accounts (the “Restatement Investigation”). On July 19, 2007, the SEC announced that three former officers and one former employee of SmartForce had settled SEC claims in connection with the Restatement Investigation. We understand that the Restatement Investigation has been concluded without any claim being brought against us.

In January 2007, the Boston District Office of the SEC informed us that we are the subject of an informal investigation concerning option granting practices at SmartForce for the period beginning April 12, 1996 through July 12, 2002, prior to the September 6, 2002 merger of SkillSoft Corporation and SmartForce PLC (the “Option Granting Investigation”). We have provided documents in response to requests from the SEC. The SEC staff has informed us that despite closure of the Restatement Investigation, the staff has not determined whether to close the Option Granting Investigation.

We believe that we accounted for SmartForce stock option grants properly in the merger, and believe that as a result of the merger our financial statements are unlikely to change even if SmartForce did not properly account for its pre-merger option grants. When SkillSoft Corporation and SmartForce merged on September 6, 2002, SkillSoft Corporation was for accounting purposes deemed to have acquired SmartForce. Accordingly, the pre-merger financial statements of SmartForce are not included in our historical financial statements, and our financial statements include results from what had been the business of SmartForce only from the date of the merger. Under applicable accounting rules, we valued all of the outstanding SmartForce stock options assumed in the merger at fair value upon consummation of the merger. Accordingly, we believe that our accounting for SmartForce stock options will not be affected by any error that SmartForce may have made in its own accounting for stock option grants, and that that the Option Granting Investigation should not require any change in our financial statements.

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

Our ADSs are listed on the NASDAQ Global Market (NASDAQ) under the symbol “SKIL.” The following table sets forth, for the periods indicated, the high and low intraday sale prices per share of our ADSs as reported by NASDAQ between February 1, 2006 and January 31, 2008.

Quarter Ended	High	Low

April 30, 2006	$5.95	$4.60
July 31, 2006	6.53	5.19
October 31, 2006	6.86	5.35
January 31, 2007	6.98	5.41
April 30, 2007	8.80	6.72
July 31, 2007	9.40	7.47
October 31, 2007	9.30	7.26
January 31, 2008	10.22	8.26

As of March 31, 2008, there were 10 holders of record of ordinary shares.

We have not paid any cash dividends on our ordinary shares and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to fund the growth of our business, make payments on our outstanding debt obligations and/or repurchase shares. Dividends may only be declared and paid out of profits available for distribution determined in accordance with accounting principles generally accepted in Ireland and applicable Irish Company Law. There are no additional material restrictions on the distribution of income or retained earnings by our consolidated group companies. Any dividends, if and when declared, will be declared and paid in United States dollars. We did not sell unregistered securities during fiscal 2008.

On March 24, 2006, our shareholders approved the repurchase of up to an aggregate of 3,500,000 ADSs pursuant to a repurchase program. The repurchase program expired on September 22, 2007. We did not repurchase any equity securities in the year ended January 31, 2008.

We have submitted a proposal to our shareholders to approve the repurchase of up to 10,000,000 ADSs pursuant to a repurchase program and subject to restrictions in the credit agreement we entered into with Credit Suisse and certain other parties in connection with our acquisition of NETg, which, if approved, would expire on October 7, 2009. Our shareholders will vote on this proposal at an extraordinary general meeting of shareholders to be held on April 8, 2008.

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

Overview

We are a leading Software as a Service (SaaS) provider of on-demand e-learning and performance support solutions for global enterprises, government, education and small to medium-sized businesses. We enable business organizations to maximize business performance through a combination of comprehensive e-learning content, online information resources, flexible learning technologies and support services. Our multi-modal learning solutions support and enhance the speed and effectiveness of both formal and informal learning processes and integrate our in-depth content resources, learning management system, virtual classroom technology and support services.

We derive revenue primarily from agreements under which customers license our products and purchase our services. The pricing for our courses varies based upon the number of course titles or the courseware bundle licensed by a customer, the number of users within the customer’s organization and the length of the license agreement (generally one, two or three years). Our agreements permit customers to exchange course titles, generally on the contract anniversary date. Additional product features, such as hosting and online mentoring, are subject to additional fees.

Cost of revenues includes the cost of materials (such as storage media), packaging, shipping and handling, CD duplication, the cost of online mentoring and hosting services, royalties, certain infrastructure and occupancy expenses and share-based compensation. We generally recognize these costs as incurred. Also included in cost of revenues is amortization expense related to capitalized software development costs and intangible assets related to developed software and courseware acquired in business combinations.

We account for software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” which requires the capitalization of certain computer software development costs incurred after technological feasibility is established. No software development costs incurred during fiscal 2008 and 2007 met the requirements for capitalization in accordance with SFAS No. 86.

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

Amortization of intangible assets represents the amortization of customer value, non-compete agreements, trademarks and tradenames from our acquisitions of NETg, TLC, Books24x7 and GoTrain Corp. and our merger with SkillSoft Corporation (the SmartForce Merger).

Merger and integration related expenses primarily consist of salaries paid to NETg employees for transitional work assignments, facilities, systems and process integration activities.

Restructuring primarily consists of charges associated with international restructuring activities, including employee termination and exit of certain facilities.

Restatement — SEC investigation expenses primarily consist of legal and consulting fees incurred related to the SEC investigation relating to the restatement of SmartForce’s financial statements for 1999, 2000, 2001 and the first two quarters of 2002, and more recently, the SEC’s review of SmartForce’s option granting practices prior to the SmartForce Merger.

Business Outlook

In the fiscal year ended January 31, 2008, we generated revenue of $281.2 million as compared to $225.2 million in the fiscal year ended January 31, 2007. We reported net income in the fiscal year ended January 31, 2008 of $60.0 million as compared to $24.2 million in the fiscal year ended January 31, 2007.

While we have achieved increased revenues and net income, we continue to find ourselves in a challenging business environment due to (i) the overall market adoption rate for e-learning solutions remaining relatively slow, (ii) budgetary constraints on information technology (IT) spending by our current and potential customers and (iii) price competition and value based competitive offerings from a broad array of competitors in the learning market generally. Despite these challenges, we have seen some stability in the marketplace and our core business has performed in accordance with our expectations. Our recent revenue growth and our growth prospects are strongest in our product lines focused on or bundled with informal learning, such as those available from our Books24x7 subsidiary. As a result, we have increased our sales and marketing investment related to those product lines to help capitalize on the recent growth and potential continued growth for informal learning related products. We have also invested aggressively in research and development in those areas to accelerate the time by which our planned new products will be available to our customers. In order to pursue the small business market we continue to invest in our telesales unit, but we need to see renewal rates consistent with those of our direct sales business to determine its potential. We plan to continue to invest in our new business direct field sales team and lead generators.

On May 14, 2007, we acquired NETg for approximately $254.7 million, after giving effect to certain customary post-closing adjustments. NETg is a global enterprise-learning company delivering integrated learning solutions for businesses, professional associations and government agencies that include instructional content, multiple delivery options, enabling technologies, and a range of expert consulting services. NETg offers many of the same financial and operating characteristics as our business model, including an annual recurring subscription-based licensing model for access to its learning resources library, a direct sales force distribution system complemented by resellers and telesales support, and a Global 2000 client base offering visibility through multi-year contracts and renewal rates. The acquisition added to our existing offerings through the addition of complementary NETg offerings such as live virtual instructor-led training, blended learning, learning content and custom development services among others. The acquisition supports our overall strategy to continually increase the quality, breadth and flexibility of the learning solutions we can make available to our corporate, government, education and small-to-medium size business customers. Also, the addition of NETg’s capabilities strengthens our ability to compete for a greater share of the $13.2 billion corporate training market that includes many larger players with more comprehensive product offerings.

In addition to our recent acquisition of NETg, we acquired Targeted Learning Corporation (TLC) on February 9, 2007. Under the terms of the acquisition, we paid approximately $4.1 million in cash to acquire TLC. Additional consideration of up to $0.5 million is payable to the shareholders of TLC upon achievement of certain integration milestones prior to April 2008. As of January 31, 2008, $0.3 million of this additional consideration has been paid. The acquisition provides us with a new offering that includes an on-line library of over 300 video-based programs featuring organizational and leadership experts, CEOs and best-selling authors. Programs range in length from two minutes to two hours, and much of this content is presented as 3 to 5 minute segments, or Quick Talks, for easy access. Selected programs as indicated on the course profile page are available for offline use with portable devices that support video, including the Apple iPod®. Users can search the content by Leadership Model category or by title, speaker/author or topic. This product offers many of the same financial and operating characteristics as our business model, including an annual recurring subscription-based licensing model for access to its video-based resource library to be sold through our direct sales force, complemented by resellers and telesales.

In fiscal 2009, we will continue to focus on the integration of NETg into our operations. We also will continue to focus on revenue and earnings growth, excluding normal and anticipated acquisition and integration related expenses, primarily by:

•	cross selling and up selling;

•	looking at new markets;

•	acquiring new customers;

•	continuing to execute on our new product and telesales distribution initiatives; and

•	continuing to evaluate merger and acquisition opportunities that could contribute to our long-term objectives.

Critical Accounting Policies

Our significant accounting policies are more fully described under the heading “Summary of Significant Accounting Policies” in Note 2 of the Notes to the Consolidated Financial Statements. However, we believe the accounting policies described below are particularly important to the portrayal and understanding of our financial position and results of operations and require application of significant judgment by our management. In applying these policies, management uses its judgment in making certain assumptions and estimates.

Revenue Recognition

We generate revenue from the license of products and services and from providing hosting/application service (ASP) services.

We follow the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9 as well as Emerging Issues Task Force (EITF) issue number 00-21, “Revenue Arrangements with Multiple Deliverables” and SEC Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition” to account for revenue derived pursuant to license agreements under which customers license our products and services. The pricing for our courses varies based upon the number of course titles or the courseware bundle licensed by a customer, the number of users within the customer’s organization and the length of the license agreement (generally one, two or three years). License agreements permit customers to exchange course titles, generally on the contract anniversary date. Additional product features, such as hosting and online mentoring services, are separately licensed for an additional fee.

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

We generally bill the annual license fee for the first year of a multi-year license agreement in advance and license fees for subsequent years of multi-year license arrangements are billed on the anniversary date of the agreement. Occasionally, we bill customers on a quarterly basis. In some circumstances, we offer payment terms of up to six months from the initial shipment date or anniversary date for multi-year license agreements to our customers. To the extent that a customer is given extended payment terms (defined by us as greater than six months), revenue is recognized as payments become due, assuming all of the other elements of revenue recognition have been satisfied.

We typically recognize revenue from resellers when both the sale to the end user has occurred and the collectibility of cash from the reseller is probable. With respect to reseller agreements with minimum commitments, we recognize revenue related to the portion of the minimum commitment that exceeds the end user sales at the expiration of the commitment period provided we have received payment. If a definitive service period can be determined, revenue is recognized ratably over the term of the minimum commitment period, provided that payment has been received or collectibility is probable.

We provide professional services including instructor led training, customized content, website development/hosting and implementation services. If we determine that the professional services are not separable from an existing customer arrangement, revenue from these services is recognized over the existing contractual terms with the customer, otherwise we typically recognize professional service revenue as the services are performed.

We record reimbursable out-of-pocket expenses in both revenue and as a direct cost of revenue, as applicable, in accordance with Emerging Issues Task Force (EITF) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred” (EITF 01-14).

We record revenue net of applicable sales tax collected and remitted to state and local taxing jurisdictions. Taxes collected from customers are recorded as a liability in the balance sheet.

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

Our contracts often include an uptime guarantee for solutions hosted on our servers whereby customers may be entitled to credits in the event of non-performance. We retain the right to remedy any non-performance event prior to issuance of any credit. Historically, we have not incurred substantial costs relating to this guarantee and we currently accrue for such costs as they are incurred. We review these costs on a regular basis as actual experience and other information becomes available; and should they become more substantial, we would accrue an estimated exposure and consider the potential related effects of the timing of recording revenue on our license arrangements. We have not accrued any costs related to these warranties in the accompanying consolidated financial statements.

Amortization of Intangible Assets and Impairment of Goodwill

Goodwill and intangible assets that have indefinite useful lives are not amortized but are evaluated for impairment annually and upon the occurrence of any events or changes in circumstances that indicate that the carrying value may not be recoverable. We record intangible assets at cost.

Amortization is recorded over the estimated useful lives. We amortize our intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized. We review these intangible assets at least annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in their remaining useful life. We also review our indefinite-lived intangible assets at least annually for impairment which includes goodwill, trademarks and trade names.

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

Share Based Compensation

On February 1, 2006, we adopted SFAS Statement No. 123(R) “Share-Based Payment” (SFAS 123(R)), which is a revision of SFAS Statement No. 123 (SFAS 123), “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes APB Opinion No. 25, (Opinion 25), “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach on SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee share options, be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Prior to the adoption of SFAS No. 123(R), we applied SFAS No. 123, amended by SFAS No. 148, “Accounting for Stock-based Compensation — Transition and Disclosure”, which allowed companies to apply the existing accounting rules under APB Opinion No. 25. Pursuant to APB Opinion No. 25, we accounted for our stock-based awards to employees using the intrinsic-value method, under which compensation expense was measured on the date of grant as the difference between the fair value of our common stock and the option exercise price multiplied by the number of options granted. We have applied the modified prospective method in adopting SFAS 123(R). Accordingly, periods prior to adoption have not been restated.

In connection with the SmartForce Merger on September 6, 2002 we recorded as deferred compensation a portion of the difference between the exercise prices and the fair value of the options at the date of completion of the merger, determined under the Black-Scholes method, multiplied by the number of shares underlying the options. The resulting deferred compensation was expensed over the vesting period of the options. In connection with the adoption of SFAS 123(R) on February 1, 2006, we reversed the remaining deferred compensation of approximately $465,000, with the offset to additional paid-in capital.

In January 2006, in anticipation of the adoption of SFAS 123(R), we accelerated the vesting of all outstanding unvested stock option awarded to employees. This vesting acceleration initiative did not extend to any options held by our executive officers and directors. As a result of this action we avoided recognition of approximately $9.1 million of stock-based compensation expense, including approximately $3.4 million of stock-based compensation expense in the fiscal year ended January 31, 2008. We recorded a charge of approximately $89,000 in the fourth quarter of fiscal 2006 in relation to expected forfeitures due to the acceleration of vesting of “in-the-money” options.

As permitted under SFAS 123(R), we use the Black-Scholes option pricing model to estimate the fair value of share option grants. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. The estimated fair value of employee share options is amortized to expense using the straight-line method over the vesting period. Our assumed dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Since adoption of SFAS 123(R) on February 1, 2006, our expected share-price volatility assumption is based on a blend of implied volatility, based on exchange-traded options for our shares, and actual historical volatility calculated over a period commensurate with the expected life of our option grants. The implied volatility is based on exchange traded options of our shares. We believe that using a blended volatility assumption will result in the best estimate of expected volatility. Prior to adoption of SFAS 123(R), for the pro-forma basis only presentation, the expected volatility was based on historical volatilities of the underlying share options only. The assumed risk-free interest rate is the U.S. Treasury security rate with a term equal to the expected life of the option. The assumed expected life is based on Company-specific historical experience. With regard to the estimate of the expected life, we consider the exercise behavior of past grants and the pattern of aggregate exercises. We looked at historical option grant cancellation and termination data in order to determine our assumption of forfeiture rate. Prior to the adoption of SFAS 123(R), forfeitures were not estimated at the time of award and adjustments were reflected in pro forma net income disclosures as forfeitures occurred.

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

Deferral of Commissions

We employ an accounting policy consistent with guidance provided by FASB Technical Bulletin 90-1 “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts” and SEC Staff Accounting Bulletin 104 “Revenue Recognition,” related to the concept of a direct and incremental relationship between revenue and expense. As such, we defer the recognition of commission expense until such time as the revenue related to the customer contract for which the commission was paid is recognized.

Derivative financial instruments

We account for derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), as amended and interpreted, which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS 133, we record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value are recognized in earnings.

We entered into an interest rate swap agreement for a notional amount of $160.0 million on May 11, 2007 designated as a cash flow hedge relating to our floating rate debt. As of January 31, 2008, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, we do not use derivatives for trading or speculative purposes and currently do not have any derivatives that are not designated as hedges.

Restructuring Charges

We account for our restructuring activities under guidance provided by SFAS No. 141 (SFAS 141), “Business Combinations,” EITF 95-3 and SFAS No. 146 (SFAS 146), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 141 states that after the end of the allocation period (generally one year from date of merger) an adjustment that results from a pre-acquisition contingency other than an income tax loss carryforward should be included in the determination of net income (loss) in the period in which the adjustment is determined. As such, adjustments to pre-acquisition contingencies established at the time of the SmartForce Merger are recorded as restructuring charges in our statement of operations. SFAS 146 states that a liability related to an exit or disposal activity should be recognized at fair value in the period in which it is incurred. As such, when we identify restructuring charges that fulfill the requirements identified in SFAS 146, we record the charges in our statement of income.

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

Furthermore, judgment is used in determining how to estimate long-term restructuring costs. Generally, we use a present value technique to estimate the fair value of a liability and discount the expected cash flow associated with the restructuring activity using a credit-adjusted, risk free rate.

Income Taxes

Under SFAS No. 109 Accounting for Income Taxes, we recognize a net deferred tax asset for future benefit of tax loss and tax credit carry forwards to the extent that it is “more likely than not” that these assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In determining the realizability of these assets, we considered numerous factors, including historical profitability, estimated future taxable income and the industry in which we operate. Based on results of operations for the fiscal years ended January 31, 2006, 2007 and 2008 and anticipated future profit levels, we believe that certain of our deferred tax assets are more likely than not to be realized. Accordingly, in the fiscal year ended January 31, 2008, we reversed approximately $95.9 million of valuation allowance on U.S. net operating loss (NOL) carryforwards and other net deferred tax assets, which will more likely than not, be realized in future periods. Approximately $41.4 million of this asset was recorded through reductions to income tax expense and $54.5 million was recorded through reductions to goodwill. As a result of purchase accounting for the NETg acquisition, we recorded a $10.2 million deferred tax asset on certain deferred revenue that has been previously been recognized for tax purposes and is included in the allocation of purchase price. At January 31, 2008, the value of this deferred tax asset was $0.5 million. We expect to realize this asset by taking tax deductions through the period ending July 31, 2008. Additionally, certain costs incurred to service contracts acquired in the NETg acquisition are deductible over 15 years for tax purposes.

As of January 31, 2008, we have recorded a deferred tax asset in the amount of $101.3 million comprised of $80.3 million of U.S. NOLs and $20.7 million of other U.S. related net deferred tax assets and $0.3 million of tax timing differences in Canada. Additionally, in accordance with SFAS No. 123(R), we reduce our deferred tax asset and valuation allowance by the unrealized excess tax benefit attributable to stock options.

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” which is an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We implemented this interpretation in the fiscal year ended January 31, 2008.

On the date of adoption of FASB Interpretation No. 48, we had total unrecognized tax benefits of approximately $3.5 million (including interest and penalties of $0.4 million) that, if recognized, $0.4 million would impact our effective tax rate. At January 31, 2008 we had $4.1 million of unrecognized tax benefits. We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of January 31, 2008 we had approximately $0.5 million of accrued interest and penalties related to uncertain tax positions.

Business Combinations

We record tangible and intangible assets acquired and liabilities assumed in business combinations under the purchase method of accounting. Amounts paid for each acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the dates of acquisition. We then allocate the purchase price in excess of net tangible assets acquired to identifiable intangible assets based on detailed valuations that use information and assumptions provided by management. We allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed to goodwill.

Significant management judgments and assumptions are required in determining the fair value of acquired assets and liabilities, particularly acquired intangible assets. The valuation of purchased intangible assets is based upon estimates of the future performance and cash flows from the acquired business. We have used the income approach to determine the estimated fair value of certain other identifiable intangibles assets including developed technology, customer relationships and tradenames. This approach determines fair value by estimating the after-tax cash flows attributable to an identified asset over its useful life and then discounting these after-tax cash flows back to a present value. Developed technology represents patented and unpatented technology and know-how. Customer contracts and relationships represent established relationships with customers to whom we believe we may sell additional content and services. Tradenames represent acquired product names that we intend to continue to utilize.

If different assumptions are used, it could materially impact the purchase price allocation and our financial position and results of operations.

Results of Operations

The following table sets forth the percentage relationship to total revenue, except where otherwise indicated, of certain items included in our Consolidated Statements of Income for the periods indicated:

	Fiscal Year Ended January 31,
	Dollar	Percent Change
	Increase (Decrease)	Increase (Decrease)	Percentage of Revenue
	2007/2008	2007/2008	2006†	2007†	2008†
	(In thousands)

Revenues	$56,051	25%	100%	100%	100%
Cost of revenues — amortization of intangible assets	1,001	23%	3%	2%	2%
Cost of revenues	6,036	23%	12%	12%	12%

Gross profit	49,014	25%	85%	86%	86%

Research and development	8,836	22%	18%	18%	18%
Selling and marketing	6,599	7%	41%	40%	35%
General and administrative	6,895	25%	12%	12%	12%
Legal settlements (insurance recoveries)	—	*	(8)%	—	—
Amortization of intangible assets	9,585	580%	1%	1%	4%
Merger and integration related expenses	12,283	*	—	—	4%
Restructuring	8	31%	—	—	—
Restatement — SEC investigation	448	50%	1%	—	—

Total operating expenses	44,654	28%	65%	72%	73%

Operating income	4,360	14%	20%	14%	13%

Other income (expense), net	(90)	94%	—	—	—
Interest income	(362)	(8)%	1%	2%	1%
Interest expense	(11,871)	4,270%	—	—	(4)%

Income before income taxes	(7,963)	(22)%	21%	16%	10%
Benefit for income taxes	43,538	*	4%	5%	(11)%

Income from continuing operations	35,575	147%	16%	11%	21%

Income from operations of businesses to be disposed, net of income tax	270	*	—	—	—

Net income	$35,845	148%	16%	11%	21%

*	Not meaningful

†	Does not add due to rounding.

Comparison of the Fiscal Years Ended January 31, 2008 and 2007

Revenues

	Fiscal Year Ended January 31,
	2007	2008	Change
		(In thousands)

Revenues:
Multi-Modal Learning (MML)	$220,150	$281,006	$60,856
Retail Certification	5,022	217	(4,805)

Total	$225,172	$281,223	$56,051

The primary reasons for the increase in revenue are the additional revenues realized from the acquisitions of NETg in May 2007 and TLC in February 2007, a growth in sales of our informal learning product lines and additional revenue earned under agreements with third party resellers of our products. Approximately $24.3 million of revenues earned in the fiscal year ended January 31, 2008 related to the amortization of deferred revenue we acquired in the NETg acquisition and approximately $15.5 million was derived from NETg customer contracts that renewed following the acquisition. We expect revenue growth to continue into fiscal 2009.

The fiscal 2006 sale of certain assets related to SmartCertify, our Retail Certification business, resulted in a reduction in revenue of $4.8 million in our Retail Certification business for the fiscal year ended January 31, 2008 as compared to the fiscal year ended January 31, 2007. Our Retail Certification business will not contribute additional revenue in fiscal 2009.

	Fiscal Year Ended January 31,
	2007	2008	Change
	(In thousands)

Revenues:
United States	$175,483	$217,669	$42,186
International	49,689	63,554	13,865

Total	$225,172	$281,223	$56,051

Revenue increased by 24% and 28% in the United States and internationally, respectively, in the fiscal year ended January 31, 2008 as compared to the fiscal year ended January 31, 2007 as a result of increased revenue generated from the NETg and TLC acquisitions and from existing customers and new business.

We exited the fiscal year ended January 31, 2008 with non-cancelable backlog of approximately $255 million compared to $181 million at January 31, 2007. This amount is calculated by combining the amount of deferred revenue at each fiscal year end with the amounts to be added to deferred revenue throughout the next twelve months from billings under committed customer contracts and determining how much of these amounts are scheduled to amortize into revenue during the upcoming fiscal year. The amount scheduled to amortize into revenue during fiscal 2009 is disclosed as “backlog” as of January 31, 2008. Amounts to be added to deferred revenue during fiscal 2009 include subsequent installment billings for ongoing contract periods as well as billings for committed contract renewals. We have included this non-GAAP disclosure as it is directly related to our subscription based revenue recognition policy. This is a key business metric, which factors into our forecasting and planning activities and provides visibility into fiscal 2009 revenue.

Operating Expenses

The increase in cost of revenue in the fiscal year ended January 31, 2008 versus the fiscal year ended January 31, 2007 was primarily due to increased revenue. We anticipate that cost of revenue will be between 12% and 13% of revenue in fiscal 2009.

The increase in cost of revenue — amortization of intangible assets in the fiscal year ended January 31, 2008 versus the fiscal year ended January 31, 2007 was primarily due to the amortization of the intangible assets acquired in the acquisition of NETg, which was partially offset by a reduction in amortization of certain intangible assets related to capitalized software development costs and technology acquired in business combinations becoming fully amortized during the fiscal year ended January 31, 2008.

The increase in research and development expenses in the fiscal year ended January 31, 2008 versus the fiscal year ended January 31, 2007 was primarily due to expenses of $6.1 million associated with maintaining multiple platforms as a result of the NETg acquisition, fulfilling obligations of acquired customer contracts and product commitments assumed in the acquisition of NETg. In addition we incurred an increase in compensation and benefits of $2.9 million as a result of our increased headcount. We anticipate that research and development expenses will be between 17% and 18% of revenue in fiscal 2009.

The increase in selling and marketing expenses in the fiscal year ended January 31, 2008 versus the fiscal year ended January 31, 2007 was primarily due to an increase in compensation and benefits of $5.4 million as a result of our increased headcount, which includes additional direct sales, telesales and field support personnel required to service our increased customer base as a result of the NETg acquisition. In addition we incurred incremental marketing costs of $1.7 million to support the increased customer base. We anticipate that selling and marketing expenses will be between 34% and 36% of revenue in fiscal 2009.

The increase in general and administrative expenses in the fiscal year ended January 31, 2008 versus the fiscal year ended January 31, 2007 was primarily due to an increase of $4.9 million in costs associated with the inclusion of additional headcount, contractors and professional services required to support the increase in customer contracts and the transitional activities undertaken as a result of the NETg acquisition. In addition, we incurred an incremental $1.4 million of depreciation and facility related costs due to acquired assets and leased office space from the NETg acquisition, as well as approximately $0.5 million of consulting expense related to a payment to a member of our Board of Directors related to the NETg acquisition. We anticipate that general and administrative expenses will be between 10% and 11% of revenue in fiscal 2009.

The increase in amortization of intangible assets in the fiscal year ended January 31, 2008 versus the fiscal year ended January 31, 2007 was primarily due to the amortization of intangible assets acquired in NETg acquisition.

In the fiscal year ended January 31, 2008, we incurred approximately $12.3 million of merger and integration related expenses as a result of efforts undertaken to integrate NETg’s operations into ours. Included in these costs are approximately $8.2 million of salary and benefits for NETg employees conducting transition activities as well as approximately $4.1 million of charges related to facilities, systems and process integration activities. We expect to incur significantly lower merger related expenses in fiscal 2009.

Restatement — SEC investigation expenses increased in the fiscal year ended January 31, 2008 versus the fiscal year ended January 31, 2007 due to an increase in legal expenses related to the SEC’s informal inquiry into the pre-merger option granting practices at SmartForce. We expect these costs to be lower in fiscal 2009.

Other (Expense) Income, net

The change in other income (expense), net in the fiscal year ended January 31, 2008 versus the fiscal year ended January 31, 2007 was primarily due to foreign currency fluctuations. Due to our multi-national operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies used in our business.

Interest Income

The reduction of interest income in the fiscal year ended January 31, 2008 versus the fiscal year ended January 31, 2007 was primarily due to the reduction of funds available for investment as a result of cash used for the acquisition of NETg in May 2007.

Interest Expense

The increase in interest expense in the fiscal year ended January 31, 2008 versus the fiscal year ended January 31, 2007 was primarily due to the interest expense recognized as a result of the debt incurred for the acquisition of NETg as well as the amortization of deferred financing costs incurred as additional interest expense.

Provision for Income Taxes

For the fiscal year ended January 31, 2008, we recorded a tax benefit of $31.6 million versus a tax provision of $12.0 million for the fiscal year ended January 31, 2007. The tax benefit for the fiscal year ended January 31, 2008 has been significantly influenced by the release of $95.9 million of U.S valuation allowance. Approximately $41.4 million of the valuation allowance release related to SkillSoft net operating losses and was recorded through a reduction to tax expense. The remaining $54.5 million which related to SmartForce net operating losses was recorded as an adjustment to goodwill.

Comparison of the Fiscal Years Ended January 31, 2007 and 2006

	Fiscal Year Ended January 31,
	Dollar	Percent Change
	Increase (Decrease)	Increase (Decrease)	Percentage of Revenue
	2006/2007	2006/2007	2005†	2006†	2007†
	(In thousands)

Revenues	$9,605	4%	100%	100%	100%
Cost of revenues — amortization of intangible assets	(2,517)	(36)%	3%	3%	2%
Cost of revenues	1,294	5%	10%	12%	12%

Gross profit	10,828	6%	87%	85%	86%

Research and development	1,604	4%	22%	18%	18%
Selling and marketing	2,456	3%	44%	41%	40%
General and administrative	1,959	8%	12%	12%	12%
Legal settlements (insurance recoveries)	17,710	*	—	(8)%	—
Amortization of intangible assets	(522)	(24)%	1%	1%	1%
Impairment charge	—	*	9%	—	—
Restructuring	(615)	(96)%	6%	—	—
Restatement:
SEC investigation	(1,090)	(55)%	1%	1%	—
Other professional fees	—	*	1%	—	—

Total operating expenses	21,502	15%	96%	65%	72%

Operating income	(10,674)	(25)%	(9)%	20%	14%

Other income (expense), net	(837)	*	—	—	—
Gain (loss) on sale assets, net	586	*	—	—	—
Interest income	2,531	142%	—	1%	2%
Interest expense	153	(35)%	—	—	—

Income before provision for income taxes	(8,241)	(19)%	(9)%	21%	16%
Provision for income taxes	2,821	31%	—	4%	5%

Net income (loss)	$(11,062)	(31)%	(9)%	16%	11%

*	Not meaningful

†	Does not add due to rounding.

Revenues

	Fiscal Year Ended January 31,
	2006	2007	Change
	(In thousands)

Revenues:
Multi-Modal Learning (MML)	$201,236	$220,150	$18,914
Retail Certification	14,331	5,022	(9,309)

Total	$215,567	$225,172	$9,605

The fiscal 2006 sale of certain assets related to SmartCertify, our Retail Certification business, resulted in a reduction in revenue of $9.3 million in our Retail Certification business for the fiscal year ended January 31, 2007 as compared to the fiscal year ended January 31, 2006. This reduction was more than offset by a 9% increase in revenue primarily due to growth in sales of our informal learning product lines and additional revenue earned under agreements with third party resellers of our products.

	Fiscal Year Ended January 31,
	2006	2007	Change
	(In thousands)

Revenues:
United States	$168,525	$175,483	$6,958
International	47,042	49,689	2,647

Total	$215,567	$225,172	$9,605

Revenue increased by 4% and 6% in the United States and internationally, respectively, in the fiscal year ended January 31, 2007 as compared to the fiscal year ended January 31, 2006. The reduction in retail revenue, which is primarily earned in the United States, was more than offset by a 9% increase in revenue globally, primarily due to growth in sales of our informal learning product lines and additional revenue earned under agreements with third party resellers of our products.

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

The increase in selling and marketing expenses in the fiscal year ended January 31, 2007 versus the fiscal year ended January 31, 2006 was primarily due to an increase of $1.2 million of stock-based compensation expense related to the adoption of SFAS No. 123(R), $1.0 million of process improvement consulting expense and $3.1 million of additional investment in worldwide sales and marketing headcount. These fiscal 2007 increases were partially offset by the elimination of $2.8 million of expenses related to our Retail Certification business as a result of the disposition of certain assets related to SmartCertify in the first quarter of fiscal 2006.

The increase in general and administrative expenses in the fiscal year ended January 31, 2007 versus the fiscal year ended January 31, 2006 was primarily due to an increase of $2.1 million for stock-based compensation expense related to the adoption of SFAS No. 123(R) and an increase of $0.7 million in consulting costs related to our business systems software development. These increases were partially offset by a one-time $0.5 million payment to a member of our Board of Directors, which was made in fiscal 2006, in recognition of his contributions related to our settlement of certain litigation matters. The fiscal 2007 increases were also partially offset by the elimination of $0.4 million of expenses related to our Retail Certification business as a result of the disposition of certain assets related to SmartCertify in the first quarter of fiscal 2006.

Within legal settlements (insurance recoveries), we received an insurance settlement of $19.5 million in the fiscal year ended January 31, 2006, which resulted from the final settlement with our insurance carriers regarding the 2002 securities class action lawsuit settlement of $30.5 million in March 2004, the ongoing SEC investigation and other legal matters related to the SmartForce restatement. The settlement with our insurance carriers was partially offset by the settlement of a lawsuit with plaintiffs who had previously opted out of the 2002 securities class action settlement, for approximately $1.8 million on April 7, 2006 which was taken as a charge in fiscal 2006.

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

Restatement — SEC investigation charges decreased in the fiscal year ended January 31, 2007 versus the fiscal year ended January 31, 2006 due to a decrease in legal expenses related to the SEC investigation.

Other (Expense) Income, net

The change in other (expense) income, net in the fiscal year ended January 31, 2007 versus the fiscal year ended January 31, 2006 was primarily due to foreign currency fluctuations. Due to our multinational operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies used in our various business entities.

Gain (Loss) on Sale of Assets, net

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

Provision for Income Taxes

The increase in our effective tax rate from 20.6% in fiscal 2006 to 33.1% in fiscal 2007 reflects both nontaxable insurance proceeds received in fiscal 2006 and our increased utilization of acquired net operating loss (NOL) carryforwards in the U.S. in fiscal 2007 (as opposed to the utilization of operational NOL carryforwards in fiscal 2006). For the fiscal year ended January 31, 2007, the effective tax rate was higher then the Irish statutory tax rate of 12.5% due primarily to earnings in higher tax jurisdictions outside of Ireland.

Liquidity and Capital Resources

As of January 31, 2008, our principal source of liquidity was our cash and cash equivalents and short-term investments, which totaled $89.6 million. This compares to $104.1 million at January 31, 2007.

Net cash provided by operating activities of $30.0 million for the fiscal year ended January 31, 2008 was primarily due to net income from continuing operations of $59.7 million, which included the impact of non-cash expenses for depreciation and amortization and amortization of intangible assets of $23.6 million and share-based compensation expense of $6.0 million. Net cash provided by operating activities was also a result of an increase in deferred revenue of $45.5 million as well as a decrease in prepaid and other current assets of $7.6 million. These amounts were partially offset by a decrease in accrued expenses of $33.1 million, an increase in accounts receivable of $43.3 million and a non-cash income tax benefit of $34.0 million. The increases in accounts receivable and deferred revenue are primarily due to increased activity resulting from the TLC and NETg acquisitions. The decrease in accrued expenses was primarily due to the final payment of $15.5 million related to the 2002 class action lawsuit, as well as the accounting for accruals related to the acquisition of NETg.

Net cash used in investing activities was $202.7 million for the fiscal year ended January 31, 2008, which includes cash used to acquire NETg of $260.0 million, net of cash acquired as well as cash used to acquire TLC of $4.2 million, net of cash acquired. This was partially offset by the maturity of investments generating a cash inflow of approximately $45.5 million, net of purchases, in the fiscal year ended January 31, 2008. In addition, approximately $16.1 million of cash was released from restricted cash as a result of making the final payment related to the settlement of the 2002 class action lawsuit in April 2007. Prior to making that payment, we were required to place a restriction on this cash to secure an outstanding letter of credit of $15.5 million.

Net cash provided by financing activities was $205.4 million for the fiscal year ended January 31, 2008. This was the result of borrowing under long-term debt of $194.1 million net of debt acquisition costs, as well as proceeds of $11.9 million we received from the exercise of share options under our various share option programs and share purchases under our 2004 Employee Share Purchase Plan. We made principal payments on our long-term debt totaling $1.0 million in fiscal 2008.

We had working capital of approximately $30.4 million as of January 31, 2008 and approximately $38.1 million as of January 31, 2007. The decrease in our working capital was primarily due to cash used to acquire NETg of $62.1 million, cash used to acquire TLC of $4.3 million, the long-term portion of debt acquisition costs related to the purchase of NETg of $4.1 million, principal payments on debt of $1.0 million and purchases of fixed assets of $3.0 million. This was partially offset by net income from continued operations of $59.7 million, which includes non-cash charges for depreciation and amortization of $23.6 million, share-based compensation expense of $6.0 million and a non-cash tax benefit of $34.0 million. Additionally we received proceeds of $11.9 million from the exercise of share options under our various share option programs and share purchases under our 2004 Employee Share Purchase Plan.

As of January 31, 2008, we had U.S. federal NOL carryforwards of approximately $258.3 million. These NOLs represent the gross carrying value of the operating loss carryforwards. These NOL carryforwards, which are subject to potential limitations based upon change in control provisions of Section 382 of the Internal Revenue Code, are available to reduce future taxable income, if any, through 2025. Included in the $258.3 million are approximately $128.5 million (after $19.9 million used in the current period) of U.S. NOL carryforwards that were acquired in the SmartForce Merger and the purchase of Books24x7. As a result of the release of the U.S. valuation allowance in the fiscal year ended January 31, 2008, we realized the benefits of approximately $148.4 million ($54.5 million after taking into account the impact of income taxes) of these acquired NOL carryforwards through a reduction to goodwill and approximately $99.3 million ($41.4 million after taking into account the impact of income taxes) of these NOL carryforwards through a reduction to the provision for income taxes. We will realize the remaining benefits of these acquired NOL carryforwards through reductions to goodwill and non-goodwill intangible assets. Also included in the $258.3 million are approximately $92.8 million of U.S. NOL carryforwards that relate to our operations. Additionally, included in the $258.3 million at January 31, 2008 is approximately $36.3 million of NOL carryforwards in the United States resulting from disqualifying dispositions. We will realize the benefit of these losses through increases to shareholder’s equity in the periods in which the losses are utilized to reduce tax payments. We will realize the benefits of these credit carryforwards through reductions to goodwill and non-goodwill intangible assets. Additionally, we had approximately $193.0 million of NOL carryforwards in jurisdictions outside of the U.S. Included in the $193.0 million is approximately $142.2 million of NOL carryforwards in jurisdictions outside the U.S. which were acquired in the SmartForce Merger, the purchase of Books24x7 and the purchase of NETg foreign entities. We will realize the benefits of these acquired NOL carryforwards through reductions to goodwill and non-goodwill intangible assets during the period that the losses are utilized. We also had U.S. federal tax credit carryforwards of approximately $2.5 million at January 31, 2008.

We lease certain of our facilities and certain equipment and furniture under operating lease agreements that expire at various dates through 2023. In addition, we have a term loan related to the acquisition of NETg which will be paid out over the next 6 years. Future minimum lease payments, net of estimated subrentals, under these agreements and the debt repayments schedule are as follows (in thousands):

	Payments Due by Period
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Operating Lease Obligations	$19,490	$6,621	$4,528	$1,867	$6,474
Debt Obligations	199,000	2,000	4,000	4,000	189,000

Total Obligations	$218,490	$8,621	$8,528	$5,867	$195,474

We do not have any off-balance sheet arrangements, as defined under SEC rules, such as relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, established for the purpose of facilitating transactions that are not required to be reflected on our balance sheet.

On February 9, 2007, we acquired the assets of TLC for approximately $4.1 million with additional consideration of up to $0.5 million payable to the shareholders of TLC based upon the achievement of certain integration milestones prior to April 2008. As of January 31, 2008, $0.3 million of this additional consideration had been paid.

We used approximately $62.1 million of our cash in connection with the payout of the purchase price and related expenses of the NETg acquisition in May 2007. In connection with the closing of the NETg acquisition, we (and our subsidiary SkillSoft Corporation) entered into an agreement (the “Credit Agreement”) with Credit Suisse, as agent, and certain other parties. The Credit Agreement provides for a $225 million senior secured credit facility comprised of a $200 million term loan facility and a $25 million revolving credit facility. Proceeds of the term loan facility were used to finance the NETg acquisition and the revolving credit facility may be used for general corporate purposes. In connection with the NETg acquisition, SkillSoft Corporation borrowed the entire $200 million available under the term loan facility. The term loan bears interest at a rate per annum equal to, at our election, (i) an alternative base rate plus a margin of 1.75% or (ii) adjusted LIBOR plus a margin of 2.75%, and revolving loans bear interest at a rate per annum equal to, at our election, (i) an alternative base rate plus a margin of 1.50% to 1.75% or (ii) adjusted LIBOR plus a margin of 2.50% to 2.75%. The alternative base rate is the greater of Credit Suisse’s prime rate and the federal funds effective rate plus 0.50%. Overdue amounts under the Credit Agreement bear interest at a rate per annum equal to 2.00% plus the rate otherwise applicable to such loan.

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

The Credit Agreement contains customary representations and warranties as well as affirmative and negative covenants. Affirmative covenants include, among others, with respect to us and our subsidiaries, maintenance of existence, financial and other reporting, payment of obligations, maintenance of properties and insurance, maintenance of a credit rating, and interest rate protection. Negative covenants include, among others, with respect to us and our subsidiaries, limitations on incurrence or guarantees of indebtedness, limitations on liens, limitations on sale and lease-back transactions, limitations on investments, limitations on mergers, consolidations, asset sales and acquisitions, limitations on dividends, share redemptions and other restricted payments, limitations on affiliate transactions, limitations on hedging transactions, and limitations on capital expenditures. The Credit Agreement also includes a leverage ratio covenant and an interest coverage ratio covenant (the ratio of our consolidated Adjusted EBITDA to our consolidated interest expense as calculated pursuant to the Credit Agreement).

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

Within the definitions of the Credit Agreement, a material adverse effect shall mean a material adverse condition or material adverse change in or materially and adversely affecting (a) the business, assets, liabilities, operations or financial condition of Holdings, the Borrower and the Subsidiaries, taken as a whole, or (b) the validity or enforceability of any of the loan documents or the rights and remedies of the Administrative Agent, the Collateral Agent or the Secured Parties thereunder. No event, change or condition has occurred since January 31, 2007 that has caused, or could reasonably be expected to cause, a material adverse effect and as of January 31, 2008 we were in compliance with all other covenants under the Credit Agreement.

The loans and our other obligations under the Credit Agreement and related loan documents are secured by substantially all of our tangible and intangible assets.

In conjunction with the Credit Agreement we entered into a $160.0 million interest rate swap agreement to lock in a rate of 5.1015% for a period of approximately two and one-half years, with a scheduled amortizing notional amount, to limit our exposure to the possible fluctuations of the LIBOR. Under the terms of the Credit Agreement we are required to hedge a minimum of 50% of the Term Loan for a period of two years.

We will continue to invest in research and development and sales and marketing in order to execute our business plan and achieve expected revenue growth. To the extent that our execution of the business plan results in increased sales, we expect to experience corresponding increases in deferred revenue, cash flow and prepaid expenses. Capital expenditures for the fiscal year ended January 31, 2009 are expected to be approximately $6.0 to $8.0 million.

We expect that the principal sources of funding for our operating expenses, capital expenditures, debt payment obligations and other liquidity needs will be a combination of our available cash and cash equivalents and short-term investments, and funds generated from future cash flows from operating activities. We believe our current funds and expected cash flows from operating activities will be sufficient to fund our operations, including our debt repayment obligations, for at least the next 12 months. However, there are several items that may negatively impact our available sources of funds. In addition, our cash needs may increase due to factors such as unanticipated developments in our business or the marketplace for our products in general or significant acquisitions (in addition to and including NETg). The amount of cash generated from operations will be dependent upon the successful execution of our business plan. Although we do not foresee the need to raise additional capital, any unanticipated economic or business events could require us to raise additional capital to support our operations.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for the Company on February 1, 2008. We are currently analyzing the effect, if any, SFAS No. 157 will have on our consolidated financial position and results of operations.

In February 2007, the FASB, issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for fiscal years beginning after November 15, 2007, or February 1, 2008 for SkillSoft. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. We are in the process of evaluating the impact this pronouncement may have on our results of operations and financial condition and whether to adopt the provisions of SFAS No 159 for the fiscal year beginning February 1, 2008.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for the Company for any business combinations for which the acquisition date is on or after February 1, 2009, with early adoption prohibited. We are currently evaluating the potential impact of adopting SFAS 141(R).

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for the Company on February 1, 2009, with early adoption prohibited. Currently the Company does not anticipate that SFAS 160 will have a material impact on the Company’s financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of Statement 133. and related hedged items accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). SFAS 161 requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective for the company on February 1, 2009. We are currently analyzing the effect, SFAS No. 161 will have on our disclosures related to our interest rate swap agreement.

Explanation of Use of Non-GAAP Financial Results

In addition to our audited financial results in accordance with United States generally accepted accounting principles (GAAP), to assist investors we may on occasion provide certain non-GAAP financial measures as an alternative means to explain our periodic results. The non-GAAP financial results typically exclude non-cash or one-time charges or benefits.

Our management uses the non-GAAP financial measures internally as an alternative means for assessing our results of operations. By excluding non-cash charges such as share-based compensation and amortization of purchased intangible assets, management can evaluate our operations excluding these non-cash charges and can compare its results on a more consistent basis to the results of other companies in our industry. By excluding charges such as restructuring charges (benefits) and insurance settlements (benefits), our management can compare our ongoing operations to prior quarters where such items may be materially different and to ongoing operations of other companies in our industry who may have materially different one-time charges. Our management recognizes that non-GAAP financial measures are not a substitute for GAAP results, but believes that non-GAAP measures are helpful in assisting them in understanding and managing our business.

Our management believes that the non-GAAP financial measures may also provide useful information to investors. Non-GAAP results may also allow investors and analysts to more readily compare our operations to prior financial results and to the financial results of other companies in the industry who similarly provide non-GAAP measures to investors and analysts. Investors may seek to evaluate our business performance and the performance of our competitors as they relate to cash. Excluding one-time and non-cash charges may assist investors in this evaluation and comparisons.

In addition, certain covenants in our Credit Agreement are based on non-GAAP financial measures and evaluating and presenting these measures allows us and our investors to assess our compliance with the covenants in our Credit Agreement and thus our liquidity situation.

We intend to continue to assess the potential value of reporting non-GAAP measures consistent with applicable rules and regulations.

Information Regarding Forward-Looking Statements

From time to time, including in this Annual Report on Form 10-K and our Annual Report to stockholders , we may issue forward-looking statements relating to such matters as anticipated financial performance, business prospects, strategy, plans, critical accounting policies, technological developments, new services, consolidation activities, research and development activities, regulatory, market and industry trends, and similar matters. The Private Securities Litigation Reform Act of 1995 and federal securities laws provide safe harbors for forward-looking statements. We note that a variety of factors, including known and unknown risks and uncertainties as well as incorrect assumptions, could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The factors that may affect the operations, performance, development and results of our business include those discussed under Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As of January 31, 2008, we did not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

Our general investing policy is to limit the risk of principal loss and to ensure the safety of invested funds by limiting market and credit risk. We currently use a registered investment manager to place our investments in highly rated government-backed securities, commercial paper and corporate debt securities. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Interest income is sensitive to changes in the general level of U.S. interest rates. Based on the short-term nature and investment grade quality of our investments, we have concluded that there is no significant market risk exposure.

In order to limit our exposure to interest rate changes associated with our term loan, we entered into an interest rate swap agreement with an initial notional amount of $160 million which amortizes over a period consistent with our anticipated payment schedule. This strategy uses an interest rate swap to effectively convert $160 million in variable rate borrowings into fixed rate liabilities at a 5.1015% effective interest rate. The interest rate swap is considered to be a hedge against changes in the amount of future cash flows associated with interest payments on a variable rate loan.

Foreign Currency Risk

Due to our multinational operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenue or pay expenses and the U.S. dollar. Our expenses are not necessarily incurred in the currency in which revenue is generated, and, as a result, we are required from time to time to convert currencies to meet our obligations. These currency conversions are subject to exchange rate fluctuations, in particular changes to the value of the Euro, Canadian dollar, Australian dollar, New Zealand dollar, Singapore dollar, and pound sterling relative to the U.S. dollar, which could adversely affect our business and the results of operations. During fiscal 2006, 2007 and 2008, we incurred foreign currency exchange gain (losses) of $410,000, ($419,000) and $141,000, respectively.

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

Evaluation of Disclosure Controls & Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control

No change in our internal control over financial reporting occurred during the fiscal quarter ended January 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2008. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, our management believes that, as of January 31, 2008 our internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this annual report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of January 31, 2008. Please see page 53.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of SkillSoft Public Limited Company

We have audited SkillSoft Public Limited Company’s internal control over financial reporting as of January 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SkillSoft Public Limited Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, SkillSoft Public Limited Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2008 consolidated financial statements of SkillSoft Public Limited Company and our report dated March 28, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Boston, Massachusetts
March 28, 2008

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors, and Executive Officers and Corporate Governance

The information required by this item will be incorporated by reference to our Proxy Statement for our 2008 Annual General Meeting or included in an amendment to this Form 10-K, one of which will be filed with the Securities and Exchange Commission within 120 days after the close of fiscal 2008.

Item 11.	Executive Compensation

The information required by this item will be incorporated by reference to our Proxy Statement for our 2008 Annual General Meeting or included in an amendment to this Form 10-K, one of which will be filed with the Securities and Exchange Commission within 120 days after the close of fiscal 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be incorporated by reference to our Proxy Statement for our 2008 Annual General Meeting or included in an amendment to this Form 10-K, one of which will be filed with the Securities and Exchange Commission within 120 days after the close of fiscal 2008.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item will be incorporated by reference to our Proxy Statement for our 2008 Annual General Meeting or included in an amendment to this Form 10-K, one of which will be filed with the Securities and Exchange Commission within 120 days after the close of fiscal 2008.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be incorporated by reference to our Proxy Statement for our 2008 Annual General Meeting or included in an amendment to this Form 10-K, one of which will be filed with the Securities and Exchange Commission within 120 days after the close of fiscal 2008.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents Filed as a Part of this Report:

1. Financial Statements.  The following documents are filed as Appendix B hereto and are included as part of this Annual Report on Form 10-K:

Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

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

Date: March 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of SkillSoft and in the capacities and on the date set forth below.

Signature	Title	Date

/s/ CHARLES E. MORAN Charles E. Moran	President and Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2008

/s/ THOMAS J. MCDONALD Thomas J. McDonald	Chief Financial Officer (Principal Financial Officer)	March 31, 2008

/s/ ANTHONY P. AMATO Anthony P. Amato	Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	March 31, 2008

/s/ P. HOWARD EDELSTEIN P. Howard Edelstein	Director	March 31, 2008

/s/ STEWART K. P. GROSS Stewart K. P. Gross	Director	March 31, 2008

/s/ JAMES S. KRZYWICKI James S. Krzywicki	Director	March 31, 2008

/s/ FERDINAND VON PRONDZYNSKI Ferdinand von Prondzynski	Director	March 31, 2008

/s/ WILLIAM F. MEAGHER, JR. William F. Meagher, Jr.	Director	March 31, 2008

APPENDIX A

SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. This selected consolidated financial data is derived from our audited consolidated financial statements.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	January 31,	January 31,	January 31,	January 31,	January 31,
	2004	2005	2006	2007	2008
	(In thousands, except per share data)

Statement of Operations Data:
Revenues	$193,475	$212,300	$215,567	$225,172	$281,223
Cost of revenues — amortization of intangible assets(1)	6,791	6,864	6,939	4,422	5,423
Cost of revenues	18,401	21,724	25,307	26,601	32,637

Gross profit	168,283	183,712	183,321	194,149	243,163
Operating expenses:
Research and development(1)	54,399	45,841	39,172	40,776	49,612
Selling and marketing	87,978	94,365	88,438	90,894	97,493
General and administrative	28,647	25,208	25,776	27,735	34,630
Legal settlements (insurance recoveries)	93,750	—	(17,710)	—	—
Amortization of intangible assets(1)	3,281	2,711	2,174	1,652	11,237
Merger and integration related expenses	—	—	—	—	12,283
Restructuring	1,857	13,361	641	26	34
Impairment charge	—	19,268	—	—	—
Restatement and option granting investigation:
SEC Investigation	1,898	2,182	1,988	898	1,346
Other professional fees	14,473	320	—	—	—

Total operating expenses	286,283	203,256	140,479	161,981	206,635

Operating (loss) income	(118,000)	(19,544)	42,842	32,168	36,528
Other income (expense), net	786	(692)	741	(96)	(186)
Gain (loss) on sale of investments, net	3,682	—	(586)	—	—
Interest income	954	1,091	1,779	4,310	3,948
Interest expense	(167)	(337)	(431)	(278)	(12,149)

(Loss) income before provision for income taxes	(112,745)	(19,482)	44,345	36,104	28,141
Provision for income taxes	529	631	9,130	11,951	(31,587)

Net (loss) income from continuing operations	(113,274)	(20,113)	35,215	24,153	59,728

Income from operations of businesses to be disposed, net of income tax expense of $181 for the fiscal year ended January 31, 2008	—	—	—	—	270

Net (loss) income	$(113,274)	$(20,113)	$35,215	$24,153	$59,998

Net (loss) income per share(2):
Basic — continuing operations	(1.13)	(0.19)	0.34	0.24	0.57
Basic — discontinued operations	—	—	—	—	0.00

	$(1.13)	$(0.19)	$0.34	$0.24	$0.57

Basic weighted average shares outstanding	100,115	105,134	102,473	101,698	104,391

Diluted — continuing operations	(1.13)	(0.19)	0.34	0.23	0.55
Diluted — discontinued operations	—	—	—	—	0.00

	$(1.13)	$(0.19)	$0.34	$0.23	$0.55

Diluted weighted average shares outstanding	100,115	105,134	103,352	104,240	108,289

A-1

	As of	As of	As of	As of	As of
	January 31,	January 31,	January 31,	January 31,	January 31,
	2004	2005	2006	2007	2008
	(In thousands)

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$61,606	$55,158	$73,569	$104,117	$89,584
Working capital (deficit)	(48,849)	(46,523)	(8,018)	38,134	30,408
Long-term investments, deferred tax assets, net & other assets	124	8,772	736	6,719	95,596
Total assets	342,378	303,497	299,902	342,970	696,681
Long-term debt	—	—	—	—	197,000
Stockholders’ equity	85,758	84,919	102,272	137,929	213,088

(1)	Certain reclassifications have been made to prior year amounts to conform to the fiscal 2008 presentation.

(2)	See Note 2(e) of the Notes to the Consolidated Financial Statements for the determination of shares used in computing basic and diluted net loss per common share.

A-2

APPENDIX B

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of SkillSoft Public Limited Company:

We have audited the accompanying consolidated balance sheets of SkillSoft Public Limited Company as of January 31, 2007 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended January 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SkillSoft Public Limited Company at January 31, 2007 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, on February 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.” As discussed in Note 7 to the consolidated financial statements, on February 1, 2007 the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SkillSoft Public Limited Company’s internal control over financial reporting as of January 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2008 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Boston, Massachusetts
March 28, 2008

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 31,
	2007	2008
	(In thousands
	except share data)

ASSETS
Current assets:
Cash and cash equivalents	$48,612	$76,059
Short-term investments	55,505	13,525
Accounts receivable, less reserves of approximately $206 and $446 as of January 31, 2007 and 2008, respectively	94,343	171,708
Prepaid expenses and other current assets	22,215	29,061
Restricted cash	20,095	3,963
Deferred tax assets	—	13,476

Total current assets	240,770	307,792
Property and equipment, at cost:
Computer equipment	34,610	38,983
Furniture and fixtures	2,370	2,902
Leasehold improvements	1,659	1,765

	38,639	43,650
Less — accumulated depreciation and amortization	(28,967)	(36,440)

	9,672	7,210
Intangible assets:
Acquired intangible assets, net	2,638	29,887
Goodwill	83,171	256,196

	85,809	286,083
Long-term investments	3,598	—
Deferred tax assets	159	87,866
Other assets	2,962	7,730

Total assets	$342,970	$696,681

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$2,000
Accounts payable	3,327	2,139
Accrued compensation	17,870	24,577
Accrued expenses	35,427	29,507
Deferred revenue	146,012	219,161

Total current liabilities	202,636	277,384
Long term debt	—	197,000
Other long term liabilities	2,405	9,209

Total long term liabilities	2,405	206,209
Commitments and Contingencies (Note 8)
Stockholders’ equity:
Ordinary Shares, €0.11 par value: 250,000,000 shares authorized; 109,255,366 and 111,663,813 issued at January 31, 2007 and January 31, 2008, respectively	12,039	12,397
Additional paid-in capital	573,394	591,303
Treasury stock, at cost, 6,533,884 ordinary shares	(24,524)	(24,524)
Accumulated deficit	(421,661)	(361,663)
Accumulated other comprehensive loss	(1,319)	(4,425)

Total stockholders’ equity	137,929	213,088

Total liabilities and stockholders’ equity	$342,970	$696,681

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended January 31,
	2006	2007	2008
	(In thousands, except per share data)

Revenues	$215,567	$225,172	$281,223
Cost of revenues — amortization of intangible assets	6,939	4,422	5,423
Cost of revenues(1)	25,307	26,601	32,637

Gross profit	183,321	194,149	243,163
Operating expenses:
Research and development(1)	39,172	40,776	49,612
Selling and marketing(1)	88,438	90,894	97,493
General and administrative(1)	25,776	27,735	34,630
Insurance recoveries	(17,710)	—	—
Amortization of intangible assets	2,174	1,652	11,237
Merger and integration related expenses	—	—	12,283
Restructuring	641	26	34
Restatement — SEC investigation	1,988	898	1,346

Total operating expenses	140,479	161,981	206,635

Operating income	42,842	32,168	36,528
Other income (expense), net	741	(96)	(186)
Loss on sale of assets, net	(586)	—	—
Interest income	1,779	4,310	3,948
Interest expense	(431)	(278)	(12,149)

Income before provision (benefit) for income taxes from continuing operations	44,345	36,104	28,141
Provision (benefit) for income taxes	9,130	11,951	(31,587)

Income from continuing operations	$35,215	$24,153	$59,728
Income from discontinued operations, net of income tax expense of $181	—	—	270

Net income	$35,215	$24,153	$59,998

Net income per share:
Basic — continuing operations	$0.34	$0.24	$0.57
Basic — discontinued operations	$—	$—	$0.00

	$0.34	$0.24	$0.57

Basic weighted average shares outstanding	102,473	101,698	104,391

Diluted — continuing operations	$0.34	$0.23	$0.55
Diluted — discontinued operations	$—	$—	$0.00

	$0.34	$0.23	$0.55

Diluted weighted average shares outstanding	103,352	104,240	108,289

(1)	The following summarizes the allocation of stock-based compensation (in thousands):

	2006	2007	2008

Cost of revenues	$—	$90	$203
Research and development	187	952	958
Selling and marketing	674	1,883	1,911
General and administrative	120	2,134	2,879

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands except number of shares)

								Accumulated
								Other
	Ordinary Shares		Additional	Treasury Stock				Comprehensive	Total	Total
	Number of	€0.11 Par	Paid-In	Number of		Accumulated	Deferred	Income	Stockholders’	Comprehensive
	Shares	Value	Capital	Shares	Cost	Deficit	Compensation	(Loss)	Equity	Income

BALANCE, JANUARY 31, 2005	106,207,818	$11,617	$559,052	443,757	$(2,523)	$(481,029)	$(1,358)	$(840)	$84,919	$
Exercise of stock options	370,930	51	797	—	—	—	—	—	848	—
Issuance of common stock under employee stock purchase plan	765,495	105	2,105	—	—	—	—	—	2,210	—
Stock option modification	—	—	89	—	—	—	—	—	89	—
Tax Benefit — Non-qualified stock options	—	—	9	—	—	—	—	—	9	—
Purchase of treasury stock	—	—	—	6,090,127	(22,001)	—	—	—	(22,001)	—
Amortization of deferred compensation	—	—	—	—	—	—	893	—	893	—
Unrealized gains on marketable securities, net of tax of $0	—	—	—	—	—	—	—	44	44	44
Translation adjustment		—	—	—	—	—	—	46	46	46
Net income	—	—	—	—	—	35,215	—	—	35,215	35,215

Comprehensive net income for the year ended January 31, 2006										$35,305
BALANCE, JANUARY 31, 2006	107,344,243	$11,773	$562,052	6,533,884	$(24,524)	$(445,814)	$(465)	$(750)	$102,272
Exercise of stock options	1,288,128	182	5,178	—	—	—	—	—	5,360	—
Issuance of common stock under employee stock purchase plan	622,995	84	1,570	—	—	—	—	—	1,654	—
Stock-based compensation	—	—	5,059	—	—	—	—	—	5,059	—
Reclassification of deferred compensation	—	—	(465)	—	—	—	465	—	—	—
Unrealized gains on marketable securities, net of tax of $0	—	—	—	—	—	—	—	82	82	82
Translation adjustment		—	—	—	—	—	—	(651)	(651)	(651)
Net income	—	—	—	—	—	24,153	—	—	24,153	24,153

Comprehensive net income for the year ended January 31, 2007										$23,584
BALANCE, JANUARY 31, 2007	109,255,366	$12,039	$573,394	6,533,884	$(24,524)	$(421,661)	$—	$(1,319)	$137,929
Exercise of stock options	1,928,374	287	8,833	—	—	—	—	—	9,120	—
Issuance of common stock under employee stock purchase plan	480,073	71	2,712	—	—	—	—	—	2,783	—
Stock-based compensation	—	—	5,951	—	—	—	—	—	5,951	—
Reclassification of deferred compensation	—	—	—	—	—	—	—	—	—	—
Tax benefit from non-qualified stock options	—	—	413	—	—	—	—	—	413	—
Unrealized (loss) on marketable securities, net of tax of $0	—	—	—	—	—	—	—	(45)	(45)	(45)
Unrealized (loss) on financial derivatives, net of tax effect of $1,387	—	—	—	—	—	—	—	(2,080)	(2,080)	(2,080)
Translation adjustment		—	—	—	—	—	—	(981)	(981)	(981)
Net income	—	—	—	—	—	59,998	—	—	59,998	59,998

Comprehensive net income for the year ended January 31, 2008										$56,892

BALANCE, JANUARY 31, 2008	111,663,813	$12,397	$591,303	6,533,884	$(24,524)	$(361,663)	$—	$(4,425)	$213,088

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended January 31,
	2006	2007	2008
	(In thousands)

Cash flows from operating activities from continuing operations:
Net income from continuing operations	$35,215	$24,153	$59,728
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	981	5,059	5,951
Depreciation and amortization	5,224	6,100	6,935
Amortization of acquired intangible assets and capitalized development costs	9,113	6,074	16,660
(Recovery of) provision for bad debts	(593)	(589)	237
Non-cash interest expense	—	—	735
Provision (benefit) for income tax — non-cash	7,922	10,073	(33,958)
Realized gain (loss) on sale of assets, net	586	—	(58)
Tax benefit related to exercise of non qualified stock options	—	—	(413)
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable	784	(7,033)	(43,261)
Prepaid expenses and other current assets	407	878	7,607
Accounts payable	(1,935)	(532)	(2,584)
Accrued expenses, including long-term liabilities	(12,859)	(1,839)	(33,101)
Deferred revenue	(2,693)	7,581	45,490

Net cash provided by operating activities from continuing operations	42,152	49,925	29,968
Cash flows from investing activities from continuing operations:
Purchases of property and equipment	(6,423)	(5,519)	(2,968)
Capitalized software development costs	(1,652)	—	—
Cash paid for business acquisitions	—	(2,881)	(261,330)
Purchase of investments	(20,048)	(91,168)	(18,437)
Maturity of investments	27,219	53,585	63,928
(Designation) release of restricted cash, net	(4,045)	(15,056)	16,138

Net cash used in investing activities from continuing operations	(4,949)	(61,039)	(202,669)
Cash flows from financing activities from continuing operations:
Borrowings under long-term debt, net of debt financing costs withheld	—	—	194,133
Principal payment on long-term debt	—	—	(1,000)
Exercise of stock options	848	5,360	9,120
Proceeds from employee stock purchase plan	2,210	1,654	2,783
Tax benefit related to exercise of non qualified stock options	—	—	413
Payments to acquire treasury shares	(22,001)	—	—

Net cash (used in) provided by financing activities from continuing operations	(18,943)	7,014	205,449
Change in cash from discontinued operations	—	—	(7,658)
Effect of exchange rate changes on cash and cash equivalents	(1,229)	775	2,357

Net increase (decrease) in cash and cash equivalents	17,031	(3,325)	27,447
Cash and cash equivalents, beginning of year	34,906	51,937	48,612

Cash and cash equivalents, end of year	$51,937	$48,612	$76,059

Supplemental disclosure of cash flow information:
Cash paid for interest	$431	$279	$10,308

Cash paid for income taxes	$1,375	$2,280	$2,867

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

SkillSoft PLC (the Company or SkillSoft) was incorporated in Ireland on August 8, 1989. The Company is a leading Software as a Service (SaaS) provider of on-demand e-learning and performance support solutions for global enterprises, government, education and small to medium-sized businesses. SkillSoft helps companies to maximize business performance through a combination of content, online information resources, flexible technologies and support services. SkillSoft is the surviving corporation in a merger between SmartForce PLC and SkillSoft Corporation on September 6, 2002 (the SmartForce Merger). On May 14, 2007, the Company acquired NETg from The Thomson Corporation for approximately $254.7 million in cash (see Note 3).

(2)	Summary of Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain significant accounting policies, as described in this note and elsewhere in these notes.

(a)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

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

The Company follows the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9 as well as Emerging Issues Task Force (EITF) issue number 00-21, “Revenue Arrangements with Multiple Deliverables” and SEC Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition” to account for revenue derived pursuant to license agreements under which customers license the Company’s products and services. The pricing for the Company’s courses varies based upon the number of course titles or the courseware bundle licensed by a customer, the number of users within the customer’s organization and the length of the license agreement (generally one, two or three years). License agreements permit customers to exchange course titles, generally on the contract anniversary date. Additional product features, such as hosting and online mentoring services, are separately licensed for an additional fee.

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

The Company typically recognizes revenue from resellers when both the sale to the end user has occurred and the collectibility of cash from the reseller is probable. With respect to reseller agreements with minimum commitments, the Company recognizes revenue related to the portion of the minimum commitment that exceeds the end user sales at the expiration of the commitment period provided the Company has received payment. If a definitive service period can be determined, revenue is recognized ratably over the term of the minimum commitment period, provided that payment has been received or collectibility is probable.

The Company provides professional services, including instructor led training, customized content development, website development/hosting and implementation services. If the Company determines that the professional services are not separable from an existing customer arrangement, revenue from these services is recognized over the existing contractual terms with the customer; otherwise the Company typically recognizes professional service revenue as the services are performed.

The Company records reimbursable out-of-pocket expenses in both revenue and as a direct cost of revenue, as applicable, in accordance with Emerging Issues Task Force (EITF) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred” (EITF 01-14).

The Company records revenue net of applicable sales tax collected and remitted to state and local taxing jurisdictions. Taxes collected from customers are recorded as a liability in the balance sheet.

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

(e)	Net Income Per Share

Basic and diluted net income per common share was determined by dividing net income by the weighted average common shares outstanding during the period.

The reconciliation of basic and diluted net shares is as follows (in thousands):

	Year Ended January 31,
	2006	2007	2008

Basic weighted average shares outstanding	102,473	101,698	104,391
Effect of diluted shares outstanding	879	2,542	3,898

Diluted weighted average common shares outstanding	103,352	104,240	108,289

The following share equivalents, in thousands, have been excluded from the computation of diluted weighted average shares outstanding as of January 31, 2006, 2007 and 2008, respectively, as they would be anti-dilutive.

	Year Ended January 31,
	2006	2007	2008

Options outstanding	9,858	8,520	8,659

(f)	Foreign Currency Translation

Assets and liabilities of the foreign subsidiaries are translated in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation.” The reporting currency for the Company is the U.S. dollar (dollar). The functional currency of the Company’s subsidiaries in the United States, Ireland, the United Kingdom, Canada, Germany, Australia, the Netherlands, France, New Zealand and Singapore are the currencies of those countries. The functional currency of the Company’s subsidiaries in the Commonwealth of the Bahamas and the Grand Cayman is the U.S. dollar. In accordance with SFAS No. 52, assets and liabilities are translated to the U.S. dollar from the local functional currency at current exchange rates, and income and expense items are translated to the U.S. dollar using the average rates of exchange prevailing during the year. Gains and losses arising from translation are recorded in other comprehensive income (loss) as a separate component of

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stockholders’ equity. Currency gains or losses on transactions denominated in a currency other than an entity’s functional currency are recorded in the results of the operations. Gains (losses) arising from transactions denominated in foreign currencies were approximately $410,000, ($419,000) and $141,000 for the years ended January 31, 2006, 2007 and 2008, respectively, and are included in other income (expense), net in the accompanying consolidated statements of income.

(g)	Cash, Cash Equivalents, Restricted Cash, Short-term Investments, and Long-term Investments

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. At January 31, 2007 and January 31, 2008, cash equivalents consisted mainly of commercial paper and federal agency notes.

At January 31, 2008, the Company had approximately $4.0 million of restricted cash of which approximately $2.8 million is held voluntarily to defend named former executives and board members of SmartForce PLC for actions arising out of the SEC investigation and litigation related to the 2002 securities class action and approximately $1.2 million is held in certificates of deposits with a commercial bank pursuant to terms of certain facilities lease agreements.

In the quarter ended April 30, 2007, the Company made the final payment with respect to the 2002 securities class action settlement of approximately $15.5 million plus payments made for named defendants, which had previously been recorded as restricted cash.

The Company accounts for certain investments in commercial paper, corporate debt securities and federal agency notes in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115). Under SFAS No. 115, securities that the Company does not intend to hold to maturity or for trading purposes are reported at market value, and are classified as available for sale. At January 31, 2007 and 2008, the Company’s investments were classified as available for sale and had an average maturity of approximately 135 and 29 days, respectively. These investments are classified as current assets or long-term investments in the accompanying condensed consolidated balance sheets based upon maturity date.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and cash equivalents, available for sale short-term and long-term investments as of January 31, 2007 and 2008, respectively, were as follows (in thousands).

2007

			Gross	Gross
	Contracted		Unrealized	Unrealized
Description	Maturity	Cost	Gains	Losses	Fair Value

Cash and cash equivalents:
Cash	N/A	$32,776	$—	$—	$32,776
Commercial paper	0-3 months	15,838	—	(2)	15,836

		$48,614	—	(2)	$48,612
Short-term investments:
Publicly-traded equity securities	N/A	138	94	—	232
Commercial paper	4-12 months	11,829	—	(1)	11,828
Federal agency notes	4-12 months	3,495	—	(2)	3,493
Corporate debt securities	4-12 months	37,964	—	(12)	37,952
Certificates of deposit	4-12 months	2,000	—	—	2,000

		$55,426	94	(15)	$55,505

Long-term investments:
Corporate debt securities	13-24 months	$3,607	—	(9)	$3,598

2008

			Gross	Gross
	Contracted		Unrealized	Unrealized
Description	Maturity	Cost	Gains	Losses	Fair Value

Cash and cash equivalents:
Cash	N/A	$32,576	$—	$—	$32,576
Commercial paper	0-3 months	16,680	—	—	16,680
Federal agency notes	0-3 months	26,800	3	—	26,803

		$76,056	3	—	$76,059

Short-term investments:
Commercial paper	4-12 months	7,396	—	—	7,396
Corporate debt securities	4-12 months	4,709	20	—	4,729
Certificates of deposit	4-12 months	1,400	—	—	1,400

		$13,505	20	—	$13,525

Realized gains and losses and declines in value determined to be other-than-temporary on available-for-sale securities are included in investment income. Gross realized gains totaled approximately $0, $32,000, and $107,000 for the years ended January 31, 2006, 2007 and 2008, respectively. Gross realized losses for the years ended January 31, 2006, 2007 and 2008 were nominal. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in other income.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(h)	Depreciation and Amortization

The Company records depreciation and amortization by charges to operations in amounts estimated to allocate the cost of property and equipment over their estimated useful lives, on a straight-line basis using the half year convention, as follows:

Estimated Useful Lives

Computer equipment	2-3 years
Furniture and fixtures	5 years
Leasehold improvements	Lesser of 7 years or life of lease

Repairs and maintenance are expensed as incurred. The Company recognized depreciation and amortization expense of $5.2 million, $6.1 million and $6.9 million in the fiscal years ended January 31, 2006, 2007 and 2008, respectively.

(i)	Research and Development Expenses

The Company expenses all research and development costs, which include course content development fees, to operations as incurred, except for costs of internally developed or externally purchased software that qualify for capitalization under SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed” (SFAS No. 86). SFAS No. 86 requires the capitalization of certain computer software development costs incurred after technological feasibility is established given the Company’s operations, once technological feasibility of a software product has been established, the additional development costs incurred to bring the product to a commercially acceptable level has not been and is not expected to be significant. No software development costs incurred during fiscal 2007 and 2008 met the requirements for capitalization in accordance with SFAS No. 86. The Company capitalized software development costs related to new products SkillSoft Dialogue and SkillView in fiscal 2006.

Capitalized software development costs (including acquired software development costs), net of accumulated amortization, were approximately $0.4 million and $5.5 million as of January 31, 2007 and January 31, 2008, respectively. The Company recognized approximately $7.0 million, $4.4 million and $5.4 million of amortization expense related to capitalized software development costs in the fiscal years ended January 31, 2006, 2007 and 2008, respectively.

The Company enters into agreements with content providers for published content, the Company’s policy is to expense these costs to research and development upon receipt of content.

(j)	Other Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” (SFAS No. 130) requires disclosure of all components of comprehensive loss on an annual and interim basis. Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions, other events and circumstances from non-owner sources. The components of accumulated comprehensive loss as of January 31, 2007 and 2008 are as follows (in thousands):

	Year Ended
	January 31,
	2007	2008

Unrealized holding gains	$67	$23
Change in fair value of interest rate hedge, net of tax	—	(2,080)
Foreign currency adjustment	(1,386)	(2,368)

Total accumulated other comprehensive loss	$(1,319)	$(4,425)

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(k)	Fair Value of Financial Instruments

Financial instruments consist mainly of cash and cash equivalents, derivative financial instrument contracts, investments, restricted cash, accounts receivable and debt. The Company determines fair value for short-term and long-term investments based on quoted market values. The carrying amount of accounts receivable is net of an allowance for doubtful accounts, which is based on historical collections and known credit risks. The Company believes the fair value of its variable rate debt approximates its carrying value, based on comparable market terms and conditions.

In connection with the acquisition of NETg, the Company entered into an interest rate swap contract that is carried at fair value related to debt assumed in connection with the acquisition. (See Note 11 for further discussion)

(l)	Deferred Financing Costs

The Company amortizes debt financing costs as interest expense over the terms of the underlying obligations using the effective interest method.

(m)	Derivative Financial Instruments

The Company recognizes all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The Company classifies cash inflows and outflows from derivatives within net income on the statement of cash flows.

The Company’s objective for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the variable interest rates of certain borrowings issued under its credit facility. The Company’s strategy to achieve that objective involves entering into interest rate swaps that are specifically designated to certain variable rate instruments and accounted for as cash flow hedges.

All the interest rate swap agreements are considered highly effective as cash flow hedges for a portion of the Company’s variable rate debt, and the Company applies hedge accounting to account for these instruments. The notional amounts and all other significant terms of the swap agreements are matched to the provisions and terms of the variable rate debt being hedged.

See note 11 for further discussion.

(n)	Concentrations of Credit Risk and Off-Balance-Sheet Risk

For the years ended and as of January 31, 2006, 2007 and 2008, no customer individually comprised greater than 10% of total revenue or accounts receivable.

The Company performs continuing credit evaluations of its customers’ financial condition and generally does not require collateral.

The Company maintains a reserve for an allowance for doubtful accounts and sales credits that is the Company’s best estimate of potentially uncollectible trade receivables. Provisions are made based upon a specific review of all significant outstanding invoices that are considered potentially uncollectible in whole or in part. For those invoices not specifically reviewed or considered uncollectible, provisions are provided at different rates, based upon the age of the receivable, historical experience, and other currently available evidence. The reserve estimates are adjusted as additional information becomes known or payments are made.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has no significant off-balance-sheet arrangements nor concentration of credit risks such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

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

(o)	Amortization and Impairment of Goodwill and Intangible Assets

The Company records intangible assets at cost. The Company amortizes its finite-lived intangible assets including customer contracts and internally developed software. The Company reviews intangible assets subject to amortization at least annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in remaining useful life. Conditions that would indicate an impairment and trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, or an adverse action or assessment by a regulator. In addition, the Company reviews its indefinite-lived intangible assets at least annually for impairment and reassesses their classification as indefinite-lived assets.

The Company tests goodwill during the fourth quarter of each year for impairment, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist. When conducting its annual goodwill impairment test, the Company utilizes the two-step approach prescribed under FASB Statement No. 142, “Goodwill and Other Intangible Assets.”

(p)	Restructuring Charges

The Company accounts for its restructuring activities under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 states that a liability related to and exit or disposal activity should be recognized at fair value in the period in which it is incurred. Costs covered by SFAS 146 include, but are not limited to, the following: (1) one-time involuntary termination benefits provided to employees under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or a deferred compensation contract, (2) certain contract termination costs, including operating lease termination costs and (3) other associated costs. As such, when the Company identifies restructuring charges that fulfill the requirements identified in SFAS 146, it records the charges in its statement of operations.

(q)	Merger and Integration Related Costs

Certain of the former NETg employees continued employment during a transition period and certain of the former NETg facilities being vacated are being used as the Company transitions operations to other locations. These costs are being expensed as incurred and are included in merger and integration related expenses in the accompanying statements of income.

(r)	Business Combinations

The Company records tangible and intangible assets acquired and liabilities assumed in recent business combinations under the purchase method of accounting. Amounts paid for each acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the dates of acquisition. The Company then allocates the purchase price in excess of net tangible assets acquired to identifiable intangible assets based on detailed valuations that use information and assumptions provided by management. Excess purchase price over the fair value of the net tangible and intangible assets acquired and liabilities is recorded as goodwill.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant management judgments and assumptions are required in determining the fair value of acquired assets and liabilities, particularly acquired intangible assets. The valuation of purchased intangible assets is based upon estimates of the future performance and cash flows from the acquired business. The Company uses the income approach to determine the estimated fair value of certain other identifiable intangibles assets including developed technology, customer relationships and tradenames. This approach determines fair value by estimating the after-tax cash flows attributable to an identified asset over its useful life and then discounting these after-tax cash flows back to a present value. Developed technology represents patented and unpatented technology and know-how. Customer contracts and relationships represent established relationships with customers, which provides a ready channel for the sale of additional content and services. Tradenames represent acquired product names that the Company intends to continue to utilize.

(s)	Advertising Costs

Costs incurred for production and communication of advertising initiatives are expensed when incurred. Advertising expenses amounted to approximately $515,000, $393,000, and $781,000 for the fiscal years ended January 31, 2006, 2007 and 2008, respectively.

(t)	Accounting for Stock-Based Compensation

The Company has several share-based compensation plans under which employees, officers, directors and consultants may be granted options to purchase the Company’s ordinary shares, generally at the market price on the date of grant. The options become exercisable over various periods, typically four years, and have a maximum term of up to ten years. As of January 31, 2008, 2,413,263 ordinary shares remain available for future grant under the Company’s share option plans.

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

The Company adopted SFAS 123(R) on February 1, 2006.

In connection with the SmartForce Merger on September 6, 2002, the Company recorded as deferred compensation a portion of the difference between the exercise prices and the fair value of the options at the date of completion of the acquisition, determined under the Black-Scholes method, multiplied by the number of shares underlying the options. The resulting deferred compensation is being expensed over the vesting period of the options. In connection with the adoption of SFAS 123(R) on February 1, 2006, the Company reversed the remaining deferred compensation of approximately $465,000, with the offset to additional paid-in capital.

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

The share-based compensation expense reduced basic earnings per share by $0.06 and diluted earnings per share by $0.05 for the fiscal year ended January 31, 2008. The share-based compensation expense reduced the basic and diluted earnings per share by $0.05 for the fiscal year ended January 31, 2007. These results reflect share-based compensation expense of $6.0 million and no related tax benefit due to the Company’s valuation allowance on the unrealized excess tax benefits attributable to stock options, for fiscal year ended January 31, 2008. In accordance with the modified-prospective transition method of SFAS 123(R), results for prior periods have not been restated. As of January 31, 2008, there was $13.9 million of compensation expense related to non-vested share awards that is expected to be recognized over a period of 3.83 years and a weighted-average period of 2.76 years.

Prior to adopting SFAS 123(R), the Company accounted for share-based compensation under Opinion 25. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to fiscal year 2006 (in thousands, except per share data).

Year Ended
January 31,
2006

Net income — As reported	$35,215
Add: Share-based employee compensation expense recognized under APB No. 25	893
Less: Total share-based employee compensation expense determined under fair value based method for all awards under the employee share option plan	(24,551)
Less: Total share-based employee compensation expense determined under fair value based method for all awards under the ESPP	(753)

Pro forma net income	$10,804

Basic and diluted net loss per share — As reported	$0.34

Pro forma	$0.11

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

The decision to accelerate vesting of these options was made to avoid recognizing compensation cost related to these options in future statements of operations upon the adoption of SFAS 123(R). It is estimated that the maximum future compensation expense that would have been recorded in the Company’s income statements had the vesting of these options not been accelerated is approximately $9.1 million, including approximately $3.4 million of share-based compensation expense in the fiscal year ended January 31, 2008. The amounts were instead reflected in the Company’s pro-forma charge for the year ended January 31, 2006.

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

	Year Ended January 31,
	2006	2007	2008

Risk-free interest rates	3.86-4.48%	4.41-5.03%	3.25-4.93%
Expected dividend yield	—	—	—
Volatility factor	67%	60%	60%
Expected lives	7 years	4 years	4 years
Weighted average fair value of options granted	$2.78	$3.16	$4.69
Weighted average remaining contractual life of options outstanding	5.99 years	5.47 years	4.76 years

The Company’s assumed dividend yield of zero is based on the fact that it has never paid cash dividends and has no present intention to pay cash dividends. Since adoption of SFAS 123(R) on February 1, 2006, the expected share-price volatility assumption used by the Company has been based on a blend of implied volatility in conjunction with calculations of the Company’s historical volatility determined over a period commensurate with the expected life of its option grants. The implied volatility is based on exchange traded options of the Company’s share. The Company believes that using a blended volatility assumption will result in the best estimate of expected volatility. Prior to adoption of SFAS 123(R), the expected volatility was based on historical volatilities of the underlying share only. The assumed risk-free interest rate is the U.S. Treasury security rate with a term equal to the expected life of the option. The assumed expected life is four years, which is based on company-specific historical experience. With regard to the estimate of the expected life, the Company considers the exercise behavior of past grants and the pattern of aggregate exercises. The Company looked at historical option grant cancellation and termination data in order to determine its assumption of forfeiture rate, which was 11.6% as of January 31, 2008. Prior to the adoption of SFAS 123(R), forfeitures were not estimated at the time of award and adjustments were reflected in pro forma net income disclosures as forfeitures occurred.

For shares purchased under the 2004 Employee Share Purchase Plan (ESPP), the Company uses a Black-Scholes option-pricing model, with the following assumptions. In valuing the ESPP, the Company used an assumed risk-free interest rate of 3.09% — 3.79% for fiscal 2006, 4.79% — 5.08% for fiscal 2007 and 4.20% — 5.10% for fiscal 2008. The Company also used an expected volatility factor of 49% for fiscal 2006, 35% for fiscal 2007 and 37% for fiscal 2008, and an expected life of six months, with the assumption that dividends will not be paid.

(u)	Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for the Company on February 1, 2008. The Company is currently analyzing the effect, if any, SFAS No. 157 will have on our consolidated financial position and results of operations.

In February 2007, the FASB, issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” (“SFAS 159”),which permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for fiscal years beginning after November 15, 2007, or February 1, 2008 for SkillSoft. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Company is in the process of evaluating the impact this pronouncement may have on our results of operations and financial condition and whether to adopt the provisions of SFAS No 159 for the fiscal year beginning February 1, 2008.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for the Company for any business combinations for which the acquisition date is on or after February 1, 2009, with early adoption prohibited. The Company is currently evaluating the potential impact of adopting SFAS 141(R).

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for the Company in 2009, with early adoption prohibited. Currently the Company does not anticipate that SFAS 160 will have a material impact on the Company’s financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of Statement 133. and related hedged items accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). SFAS 161 requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective for the Company on February 1, 2009. The Company is currently analyzing the effect, SFAS No. 161 will have on its disclosures related to the Company’s interest rate swap agreement.

(v)	Income Taxes

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In June 2006 the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, which clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement in accordance with SFAS No. 109. FIN 48 requires that a tax position must be more likely than not to be sustained before being recognized in the financial statements. The interpretation also requires the accrual of interest and penalties as applicable on unrecognized tax positions. The Company adopted the provisions of FIN 48 on February 1, 2007.

(3)	Acquisitions

(a)	NETg

On May 14, 2007, the Company acquired NETg from The Thomson Corporation for approximately $254.7 million in cash. The combined entity offers a more robust multi-modal solution that includes online courses, simulations, digitized books and an on-line video library as well as complementary learning technologies.

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

The acquisition of NETg was accounted for as a business combination under SFAS No. 141, “Business Combinations” using the purchase method. Accordingly, the results of NETg have been included in the Company’s consolidated financial statements since the date of acquisition. The components of the consideration paid are as follows:

Cash paid	$254,737
Transaction costs incurred	7,288

Total purchase price	$262,025

The Stock and Asset Purchase Agreement entered into in connection with the acquisition provided for an adjustment to the purchase price related to NETg’s closing balance sheet. On January 2, 2008, the Company and The Thomson Corporation reached agreement on the final purchase price adjustments. As a result, the May 14, 2007 closing purchase price of approximately $269.7 million has been reduced by $15 million, resulting in a final purchase price of approximately $254.7 million.

The preliminary allocation of the total purchase price of NETg’s assets acquired and net tangible and identifiable intangible assets was based on their estimated fair values as of May 14, 2007. Adjustments to these estimates have been included in the allocation of the purchase price as described below. The excess of the purchase price over the identifiable intangible and net tangible assets was allocated to goodwill. As of January 31, 2008, the total purchase price of $254.7 million has been allocated as follows (in thousands):

	May 14,	Allocation	January 31,
Description	2007	Adjustments	2008

Current assets	$38,300	$2,654	$40,954
Deferred tax asset	—	10,194	10,194
Property and equipment	4,638	(3,168)	1,470
Goodwill	262,291	(37,251)	225,040
Amortizable intangible assets	42,650	400	43,050
Current liabilities*	(44,786)	11,588	(33,198)
Deferred revenue	(25,485)	—	(25,485)

Total	$277,608	$(15,583)	$262,025

*	Includes exit costs of $12.5 million.

Adjustments made to our preliminary purchase price allocation as of May 14, 2007 primarily consist of changes in estimates and post closing purchase price adjustments.

The Company has recorded acquired accounts receivable and certain merger related accrued expenses and reserves at estimated fair value. Additional adjustments might be recorded during the allocation period specified by SFAS 141, as additional information becomes known or payments are made.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets and their estimated useful lives consist of the following (in thousands):

			Accumulated	Net Book
			Amortization as of	Value as of
	Ascribed		January 31,	January 31,
Description	Fair Value	Life	2008	2008

Non-compete agreement	$6,900	2.5 years	$(2,070)	$4,830
Trademark/tradename	2,700	2 years	(1,013)	1,687
Developed software/courseware	9,950	1.5 years	(4,975)	4,975
Customer contractual relationships	1,000	1 year	(750)	250
Customer non-contractual relationships	22,500	4 years	(5,980)	16,520

	$43,050		$(14,788)	$28,262

Intangible assets are amortized over a weighted average life of 36 months.

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

The Company assumed certain liabilities in the acquisition including deferred revenue that was ascribed a fair value of $25.5 million using a cost-plus profit approach in accordance with EITF 01-03, “Accounting in a Business Combination for Deferred Revenue of an Acquiree.” The Company is amortizing deferred revenue over the average remaining term of the contracts, which reflects the estimated period to satisfy these customer obligations. In allocating the preliminary purchase price, the Company recorded an adjustment to reduce the carrying value of NETg’s deferred revenue by $22.2 million. Approximately $1.2 million of unamortized acquired NETg deferred revenue remained at January 31, 2008.

In connection with the acquisition, the Company’s management approved and initiated plans to integrate NETg into its operations and to eliminate redundant facilities and headcount, reduce cost structure and better align operating expenses with existing economic conditions, business requirements and the Company’s operating model. In accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (EITF 95-3) the Company has accrued for certain liabilities incurred directly related to the NETg acquisition and accounted for those in the allocation of the purchase price. The items accounted for in accordance with EITF Issue No. 95-3 primarily relate to severance related costs incurred in association with workforce reductions and totaled approximately $8.8 million for employee separation costs for approximately 360 employees. The Company also estimated a liability of $2.0 million representing the estimated fair value of abandoned lease obligations. The Company made severance payments of $8.0 million during the fiscal year ended January 31, 2008 and expects to pay out the balance by the end of the second quarter of fiscal 2009. As of January 31, 2008, $0.8 million of the liability for accrued severance was unpaid and included in accrued expenses in the accompanying balance sheet. The Company’s outstanding liability for abandoned leases at January 31, 2008 was

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.1 million, which is included in the merger and exit accrual balance on the accompanying balance sheet as of January 31, 2008 (see Note 4). The Company also estimated a liability of $1.2 million and $0.5 million for NETg content re-branding and legal and outplacement services, respectively. The Company made content rebranding payments of $0.2 million during the fiscal year ended January 31, 2008 and expects to pay out the balance by the end of the second quarter of fiscal 2009. The Company made legal and outplacement services payments of $0.3 million during the fiscal year ended January 31, 2008 and expects to pay out the balance by the end of the second quarter of fiscal 2009.

SUPPLEMENTAL PRO-FORMA INFORMATION (UNAUDITED)

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

	Year Ended January 31,
	2008	2007
	(In thousands
	except per share data)

Revenues	$343,723	$284,162
Net income (loss)	15,650	(44,962)
Net income (loss) per share — basic	$0.15	$(0.44)

Net income (loss) per share — diluted	$0.14	$(0.44)

The unaudited pro forma results are not necessarily indicative of the results that the Company would have attained had the acquisition of NETg occurred at the beginning of the periods presented.

(b)	Targeted Learning Corporation

On February 9, 2007, the Company acquired the assets of Targeted Learning Corporation (TLC), an on-line video library business, for approximately $4.1 million in cash plus liabilities assumed of $0.8 million. Additional consideration of up to $0.5 million is payable to the shareholders of TLC at various times prior to April 2008 contingent upon achievement of certain integration milestones. As of January 31, 2008, approximately $0.3 million of this contingent consideration had been paid. The acquisition resulted in tangible assets acquired of approximately $1.0 million and an allocation of the purchase price to goodwill and identified intangible assets of $3.3 million and $0.9 million, respectively.

The acquisition of TLC was accounted for as a business combination under SFAS No. 141, “Business Combinations” using the purchase method. Accordingly, the results of TLC have been included in the Company’s consolidated financial statements since the date of acquisition.

As part of the purchase price allocation, all intangible assets that were a part of the acquisition were identified and valued. It was determined that only contractual customer relationships, trade name and developed software had separately identifiable values.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets and their estimated useful lives consist of the following (in thousands):

			Accumulated	Net Book
			Amortization as of	Value as of
	Ascribed		January 31,	January 31,
Description	Fair Value	Life	2008	2008

Trademark/tradename	20	2 years	(10)	10
Developed software/courseware	510	4 years	(128)	382
Customer contractual relationships	330	3 years	(110)	220

	$860		$(248)	$612

Values and useful lives assigned to intangible assets were determined using management’s estimates. The Company has concluded that the acquisition of TLC does not represent a material business combination and therefore no pro forma financial information has been provided herein.

Goodwill represents the excess of the purchase price over the net identifiable tangible and intangible assets acquired. The Company determined that the acquisition of TLC resulted in the recognition of goodwill primarily because the acquisition provided new offerings that fit the Company’s business model and can be effectively sold within the Company’s existing customers base The goodwill recorded as a result of this acquisition is expected to be deductible for tax purposes.

The following table reflects supplemental cash flow investing activities related to the acquisitions of TLC and NETg (in thousands):

Business Acquisitions, Net of Cash Acquired:
Fair value of tangible assets acquired	$53,638
Liabilities assumed	(59,521)
Cost in excess of fair value (goodwill)	228,365
Fair value of acquired identifiable intangible assets	43,910

266,392
Less cash acquired	2,181

Net cash paid for acquisitions*	$264,211

*	Includes $2,881 paid for acquisition costs in the fiscal year ended January 31, 2007

(4)  Special Charges

(a)	Merger and Exit Costs Recognized as Liabilities in Purchase Accounting

In connection with the closing of the NETg acquisition on May 14, 2007 (the Acquisition), the Company’s management effected an acquisition integration effort to eliminate redundant facilities and employees and reduce the overall cost structure of the acquired business to better align the Company’s operating expenses with existing economic conditions, business requirements and the Company’s operating model. Pursuant to this restructuring, the Company recorded $12.5 million of costs related to severance and related benefits, costs to vacate leased facilities and other pre-Acquisition liabilities. These costs were accounted for under EITF 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations.” These costs, which were recognized as a liability assumed in the purchase business combination, were included in the allocation of the purchase price.

The reductions in employee headcount will total approximately 360 employees from the administrative, sales, marketing and development functions, and amounted to a liability of approximately $8.8 million. Approximately $8.0 million was paid against the exit plan accrual through January 31, 2008, and the remaining amount of

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.8 million, net of adjustments for foreign currency translation, is expected to be paid by the end of the second quarter of fiscal 2009.

In connection with the exit plan, the Company intends to abandon certain leased facilities resulting in a facilities consolidation liability of $1.1 million as of January 31, 2008, consisting of lease termination costs, broker commissions and other facility costs. As part of the plan, two sites will be vacated. The fair value of the lease termination costs was calculated with certain assumptions related to the Company’s estimated cost recovery efforts from subleasing vacated space, including (i) the time period over which the property will remain vacant, (ii) the sublease terms and (iii) the sublease rates.

In connection with the SmartForce Merger, the Company’s management affected a restructuring to eliminate redundant facilities and headcount, reduce the cost structure of the business and better align the Company’s operating expenses with existing economic conditions. Pursuant to this restructuring, the Company recorded $30.3 million of costs in 2002 relating to exiting activities of pre-Merger SmartForce PLC such as severance and related benefits, costs to vacate leased facilities and other pre-Merger liabilities. These costs were accounted for under EITF 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations.” These costs, which were recognized as a liability assumed in the purchase business combination, were included in the allocation of the purchase price and increased goodwill.

The reductions in employee headcount totaled approximately 632 employees from the administrative, sales, marketing and development functions, and amounted to a liability of approximately $14.5 million in 2002. Approximately $13.6 million was paid out against the exit plan accrual through January 31, 2008, and the remaining amount of $0.9 million, net of adjustments for foreign currency translation, is expected to be paid out during fiscal 2009.

In connection with the exit plan, the Company abandoned or downsized certain leased facilities resulting in a facilities consolidation liability of $12.7 million as of January 31, 2003, consisting of sublease losses, broker commissions and other facility costs. As part of the plan, 11 sites were vacated and 4 sites were downsized. To determine the sublease loss, which is the loss after the Company’s estimated cost recovery efforts from subleasing vacated space, certain assumptions were made related to the (1) time period over which the property will remain vacant, (2) sublease terms and (3) sublease rates. The lease loss is an estimate under SFAS No. 5 “Accounting for Contingencies” (SFAS No. 5). In the year ended January 31, 2004, the Company revised certain of its estimates made in connection with the original purchase price pertaining to unoccupied facilities under lease as a result of the SmartForce Merger. This adjustment to the exit plan accrual fell within the one year purchase price allocation period prescribed by SFAS No. 141 “Business Combinations” (SFAS No. 141). In the fiscal years ended January 31, 2006 and 2007, the Company again revised certain of its estimates made in connection with the original purchase price pertaining to unoccupied facilities under lease as a result of the SmartForce Merger. This adjustment to the exit accrual fell outside the one year purchase price allocation period and was charged to restructuring and is included in the statement of operations. The net present value of the obligation under this exit plan, as adjusted, was approximately $15.3 million, of which $2.0 million remains.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity in the Company’s merger and exit costs and long-term liabilities related to the NETg acquisition and the SmartForce Merger, was as follows (in thousands):

	Employee
	Severance and	Closedown
	Related Costs	of Facilities	Other	Total

Merger and exit accrual, January 31, 2006	$1,186	$3,457	$169	$4,812
Payments made during the year ended January 31, 2007	(308)	(1,288)	(48)	(1,644)
Reversal without utilization to accrual during the year ended January 31, 2007	—	(68)	—	(68)
Adjustments to accrual during the year ended January 31, 2007	—	177	—	177

Merger and exit accrual, January 31, 2007	$878	$2,278	$121	$3,277
Payments made during the year ended January 31, 2008	(7,993)	(1,282)	(328)	(9,603)
NETg acquisition cost accrual during the year ended January 31, 2008	8,761	1,957	1,753	12,471
Adjustments to accrual during the year ended January 31, 2008	—	271	(176)	95

Merger and exit accrual, January 31, 2008	$1,646	$3,224	$1,370	$6,240

Long-term obligation	$—	$1,502	$—	$1,502
Current obligation	$1,646	$1,722	$1,370	$4,738

Other merger accruals primarily include payments under operating equipment leases, content rebranding and legal costs.

The Company anticipates that the remainder of the merger and exit accrual will be paid out by October 2011 as follows (in thousands):

Year Ended January 31, 2009	$4,738
Year Ended January 31, 2010	567
Year Ended January 31, 2011	935

Total	$6,240

(b)	Discontinued Operations

In connection with the NETg acquisition, the Company decided to discontinue four businesses acquired from NETg because the Company believes these product offerings do not represent areas that can grow in a manner consistent with the Company’s operating model or be consistent with the Company’s profit model. The businesses that have been identified as discontinued operations are Financial Campus, NETg Press, Interact Now and Wave.

As a result, the assets and liabilities of NETg Press, Interact Now and Financial Campus were classified as held for sale in the second quarter of fiscal 2008 pursuant to SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The assets and liabilities of the Wave business were not classified as held for sale as the Company has exited this business.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Campus

On August 21, 2007, the Company entered into an Asset Purchase Agreement pursuant to which it agreed to sell to SmartPros, LTD, the Financial Campus assets. The Company classified the Financial Campus business as discontinued operations in the second quarter of fiscal 2008. The closing of the sale of the Financial Campus assets occurred on August 21, 2007, resulting in nominal cash proceeds and potential earnout payments for three years from the date of the sale based on SmartPros’ gross revenue from the Financial Campus business line. Due to the purchase price being contingent and not fixed or currently determinable, future payments were not considered in calculating the gain on the sale of these assets.

The continuing cash flows are attributable to customer contracts retained by the Company and potential earn out payments for three years from the date of the sale. Based upon the Company’s assessment of the criteria in SFAS 144 and EITF 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (EITF 03-13), the Company concluded that these cash flows are not direct cash flows of the disposed component and continuing involvement with the disposed component does not constitute significant continuing involvement.

Financial results of Financial Campus are reported separately as discontinued operations for all periods presented. Summarized results of operations for Financial Campus for the fiscal year ended January 31, 2008 are as follows (in thousands):

Year Ended
January 31, 2008
(In thousands)

Revenues from discontinued operations	$90

Loss from discontinued operations before income taxes	(409)
Income tax (benefit)	(164)

Loss from discontinued operations	$(245)

NETg Press

On October 26, 2007, the Company entered into an Asset Purchase Agreement pursuant to which it agreed to sell to AXZO Press LLC the NETg Press assets. The Company classified the NETg Press business as discontinued operations in the second quarter of fiscal 2008. The closing of the sale of the NETg Press assets occurred on October 31, 2007, resulting in a total purchase price of $8.4 million subject to customary post-closing adjustments. Per the agreement the purchase price will be paid over a three year period starting in September 2008.

Since the NETg Press operations were acquired through the acquisition of NETg, its carrying value has been adjusted to its fair value. When NETg Press was classified as held for sale, the assets and liabilities were recorded at fair value less costs to sell the business. At the time of the agreement with AXZO Press, the fair value of these assets and liabilities were adjusted to equal the sales price. This refinement to the fair value estimate was recorded as a purchase accounting adjustment to goodwill and therefore no gain or loss was recorded in the operations for the period ended January 31, 2008.

The continuing cash flows are attributable to payments toward the note receivable and potential inventory reseller revenue cash flows. Based upon the Company’s assessment of the criteria in SFAS 144 and EITF 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (EITF 03-13), the Company concluded that continuing involvement with the disposed component does not constitute significant continuing involvement.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial results of NETg Press are reported separately as discontinued operations for all periods presented. Summarized results of operations for NETg Press for the fiscal year ended January 31, 2008 are as follows (in thousands):

Year Ended
January 31, 2008
(In thousands)

Revenues from discontinued operations	$3,901

Income from discontinued operations before income taxes	520
Income tax	209

Income from discontinued operations	$311

Interact Now

The Company has determined it would not be feasible to sell the Interact Now business line; therefore, the Company has removed the assets and liabilities from classification as held for sale. The Company expects to exit the Interact Now business by the middle of fiscal 2009 with no continuing incoming or outgoing cash flows or involvement thereafter.

Financial results of Interact Now are reported separately as discontinued operations for all periods presented. Summarized results of operations for Interact Now for the fiscal year ended January 31, 2008 are as follows (in thousands):

Year Ended
January 31, 2008
(In thousands)

Revenues from discontinued operations	$809

Loss from discontinued operations before income taxes	(162)
Income tax (benefit)	(65)

Loss from discontinued operations	$(97)

Wave

The Company exited the Wave business in October 2007. There are no continuing incoming or outgoing cash flows following the period in which the Company exited this business. Financial results of Wave are reported separately as discontinued operations for all periods presented. Summarized results of operations for Wave for the fiscal year ended January 31, 2008 are as follows (in thousands):

Year Ended
January 31, 2008
(In thousands)

Revenues from discontinued operations	$2,426

Income from discontinued operations before income taxes	502
Income tax	201

Income from discontinued operations	$301

(c)	Restructuring

During the fiscal year ended January 31, 2008 the Company revised certain of its estimates made in connection with previous restructurings related to both contractual obligations and employee severance and related costs.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity in the Company’s restructuring accrual was as follows (in thousands):

	Employee
	Severance and	Contractual
	Related Costs	Obligations	Total

Total restructuring accrual as of January 31, 2006	$—	$1,987	$1,987
Payments and write downs made during the year ended January 31, 2007	—	(415)	(415)
Restructuring charge for year ended January 31, 2007	88	(239)	(151)

Total restructuring accrual as of January 31, 2007	88	1,333	1,421
Payments and write downs made during the year ended January 31, 2008	(122)	(372)	(494)
Restructuring charge for year ended January 31, 2008	34	—	34

Total restructuring accrual as of January 31, 2008	$—	$961	$961

Long-term obligation	$—	$—	$—
Current obligation	$—	$961	$961

The net restructuring charges for the fiscal years ended January 31, 2006, 2007 and 2008 would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities (in thousands):

	Year	Year	Year
	Ended	Ended	Ended
	January 31,	January 31,	January 31,
	2006	2007	2008

Research and development	$5	$(226)	$—
Selling and marketing	394	53	34
General and administrative	62	22	—
Merger and exit related restructure	180	177	—

Total	$641	$26	$34

The Company anticipates that the remainder of the restructuring accrual will be paid out in fiscal 2009.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Goodwill and Intangible Assets

Goodwill and intangible assets are as follows (in thousands):

	January 31, 2007			January 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Internally developed software/courseware	$28,257	$27,836	$421	$38,717	$33,259	$5,458
Customer contracts	13,018	11,701	1,317	36,848	19,846	17,002
Non-compete agreement	—	—	—	6,900	2,070	4,830
Trademarks and trade names	5	5	—	2,725	1,028	1,697
Books trademark	900	—	900	900	—	900

	42,180	39,542	2,638	86,090	56,203	29,887
Goodwill	83,171	—	83,171	256,196	—	256,196

Total	$125,351	$39,542	$85,809	$342,286	$56,203	$286,083

Customer contracts are existing contracts that relate to underlying customer relationships pertaining to the services provided by the acquired company. The Company amortizes the fair value of customer contracts on an accelerated basis over their estimated useful lives ranging from 12 to 60 months with a weighted average estimated useful life of 51 months. Internally developed software/courseware relates to the Books24x7 platform, GoTrain Corp. content and platform, the SmartForce PLC content, the NETg content and costs incurred subsequent to technological feasibility and prior to general release for the development of SkillSoft Dialogue and SkillView capitalized under SFAS No. 86. Course content includes courses in both the business skills and information technology skills subject areas. All courseware is deployable via the Internet or corporate intranets. The Company amortizes internally developed or purchased software/courseware, including SkillSoft Dialogue and SkillView costs capitalized under SFAS No. 86, over their estimated useful lives ranging from 18 to 48 months with a weighted average useful life of 39 months. The non-compete agreement relates to terms stated in the NETg acquisition agreement and has an estimated useful life of 30 months. Trademarks and trade names relate to those acquired under the NETg and TLC acquisitions and have estimated useful lives of 24 months. The weighted average useful life for all intangible assets is 43 months.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The change in goodwill at January 31, 2008 from the amount recorded at January 31, 2007 was due primarily to the acquisition of NETg from the Thomson Corporation on May 14, 2007 and the Company’s utilization of the tax benefit of net operating loss carryforwards assumed as part of the SmartForce Merger.

Total

Gross carrying amount of goodwill, January 31, 2006	$93,929
Utilization of tax benefit	(10,073)
Tax refund received in excess of purchase price allocation	(390)
Reserve adjustment	(295)

Gross carrying amount of goodwill, January 31, 2007	83,171
Utilization of tax benefit	(54,561)
Acquisition of TLC	3,325
Acquisition of NETg	225,040
Other	(779)

Gross carrying amount of goodwill, January 31, 2008	$256,196

Amortization expense related to the existing intangible assets for the next four fiscal years is expected to be as follows (in thousands):

Amortization
Fiscal Year	Expense

2009	$16,415
2010	8,245
2011	3,712
2012	615

Total	$28,987

$900,000 of intangible assets within Books24X7 trademarks are considered indefinite-lived and accordingly no amortization expense is recorded.

Goodwill Impairment

At January 31, 2007 and 2008, the Company concluded there was no impairment of goodwill.

(6)	Related Party Transactions

In recognition of contributions related to our settlement of certain litigation matters for the fiscal year ended January 31, 2006, the Company made a one-time payment of $500,000 to one of the members of its Board of Directors. This payment is included in general and administrative expense in the accompanying statements of income for the fiscal year ended January 31, 2006.

In connection with the NETg acquisition, the Company paid a special bonus of $500,000 to one of the members of its Board of Directors for his assistance in negotiating and completing the transaction. This bonus payment is included in general and administrative expense in the accompanying statements of income for the fiscal year ended January 31, 2008.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Income Taxes

Income from continuing operations before provision (benefit) for income taxes consists of the following (in thousands):

	January 31,
	2006	2007	2008

Ireland	$13,178	$1,526	$6,236
United States	28,365	29,296	20,476
Rest of World	2,802	5,282	1,429

	$44,345	$36,104	$28,141

The provision (benefit) for income taxes consists of the following (in thousands):

	January 31
	2006	2007	2008

Current:
Ireland	$—	$—	$—
United States	2,382	3,158	2,966
Rest of World	968	832	580

	$3,350	$3,990	$3,546

Deferred:
Ireland	$—	$183	$—
United States	5,709	7,778	(35,206)
Rest of World	71	—	73

	$5,780	$7,961	$(35,133)

Tax provision	$9,130	$11,951	$(31,587)

Net deferred tax assets and liabilities consist of the following (in thousands):

	January 31,
	2007	2008

Current
Net operating loss carryforwards	$18,037	$11,473
Nondeductible expenses and reserves	3,387	2,261

	21,424	13,734
Non-current
Net operating loss carryforwards	$95,957	$95,302
Tax credits	6,823	2,459
Intangibles	(1,018)	8,884
FAS 123(R) compensation	1,762	4,143
Nondeductible expenses and reserves	—	4,791
Interest rate swap	—	1,386

	103,524	116,965

Total current and non-current	124,948	130,699
Less — valuation allowance	(124,789)	(29,357)

	$159	$101,342

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Taxes

Under SFAS No. 109 Accounting for Income Taxes, the Company recognizes a net deferred tax asset for future benefit of tax loss and tax credit carry forwards to the extent that it is “more likely than not” that these assets will be realized. In determining the realizability of these assets, the Company considered numerous factors, including historical profitability, estimated future taxable income and the industry in which the Company operates. Based on results of operations for the fiscal years ended January 31, 2006, 2007 and 2008 and anticipated future profit levels, the Company believes that certain of its deferred tax assets are more likely than not to be realized. Accordingly, in the fiscal year ended January 31, 2008, the Company reversed approximately $95.9 million of valuation allowance on U.S. net operating loss (NOL) carryforwards and other net deferred tax assets, which will more likely than not, be realized in future periods. Approximately $41.4 million of this asset was recorded through reductions to income tax expense and $54.5 million was recorded through reductions to goodwill. As a result of purchase accounting for the NETg acquisition, the Company recorded a $10.2 million deferred tax asset on certain deferred revenue that has previously been recognized for tax purposes and is included in the allocation of purchase price. At January 31, 2008, the value of this deferred tax asset was $0.5 million. The Company expects to realize this asset by taking tax deductions through the period ending July 31, 2008. Additionally, certain costs incurred to service contracts acquired in the NETg acquisition are deductible over 15 years for tax purposes.

As of January 31, 2008, the Company has recorded a deferred tax asset in the amount of $101.3 million comprised of $80.3 million of U.S. NOLs and $20.7 million of other U.S. related net deferred tax assets and $0.3 million of tax timing differences in Canada. Additionally, in accordance with SFAS No. 123(R), the Company reduces its deferred tax asset and valuation allowance by the unrealized excess tax benefit attributable to stock options.

The Company analyzes its deferred tax assets and liabilities and its valuation allowances on a jurisdiction by jurisdiction basis. Some jurisdictions have a history of profitability while others have a history of losses. The Company has significant deferred tax assets outside the U.S. In evaluating its ability to recover these deferred tax assets, the Company considers all available positive and negative evidence, including its past operating results, the existence of cumulative income in the most recent years, changes in the business, its forecast of future taxable income and the availability of tax planning strategies. In determining future taxable income, the Company is responsible for assumptions utilized including the amount of pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Accordingly, the Company has recorded a full valuation allowance on its deferred tax assets in Ireland and the United Kingdom.

The Company considers the excess of its financial reporting over its tax basis in its investment in foreign subsidiaries essentially permanent in duration and as such has not recognized a deferred tax liability related to this difference.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the Irish statutory rate to the Company’s effective tax rate is as follows:

	January 31,
	2006	2007	2008

Income tax provision at Irish statutory rate	12.5%	12.5%	12.5%
Increase (decrease) in tax resulting from:
U.S. state tax provision, net of U.S. federal benefit	4.5	6.5	6.3
Tax exempt legal settlements (insurance proceeds)	(4.9)	0.0	0.0
Foreign rate differential, primarily U.S.	15.7	17.2	16.8
Nondeductible items	2.0	2.9	2.8
Other	—	—	0.6
Change in valuation allowance	(9.2)	(6.0)	(151.2)

Effective tax rate	20.6%	33.1%	(112.2)%

The Company has recorded a total provision for income taxes in 2006 and 2007 of $9.1 million and $12.0 million, respectively, primarily related to the use of acquired tax assets, the benefit of which is realized through reductions to goodwill and income generated in foreign countries, which cannot be offset by loss carryforwards. For the fiscal year ended January 31, 2008, the Company recorded a tax benefit from continuing operations of $31.6 million, primarily related to a deferred income tax benefit of $42.6 million associated with the Company’s change in valuation allowance.

As of January 31, 2008, the Company has $451.3 million and $2.5 million in net operating loss and tax credit carryforwards, respectively which are available to reduce future income taxes, if any. Approximately $193.0 million of these carryforwards are not subject to expiration while the remainder of $258.3 million, if not utilized, will expire at various dates through the year ending January 31, 2025.

Included in the consolidated carryforward totals, are $258.3 million of U.S. federal net operating loss carryforwards and $193.0 million of net operating loss carryforwards in jurisdictions outside of the U.S.

Tax credit carryforwards of $2.5 million relate to U.S. federal taxes.

Included in the $258.3 million of U.S. federal net operating loss carryforwards and the $2.5 million of U.S. federal tax credit carryforwards are approximately $128.5 million of U.S. net operating loss carryforwards respectively, that were acquired in the SmartForce Merger and the purchase of Books24x7. In addition, included in the $193.0 million of net operating loss carryforwards in jurisdictions outside of the U.S. is approximately $142.2 million of net operating loss carryforwards in jurisdictions outside the U.S. acquired in the SmartForce Merger, the purchase of Books24x7 and the purchase of NETg foreign entities. The Company will realize the benefits of these acquired net operating losses through reductions to goodwill and non-goodwill intangibles during the period that the losses are utilized.

Also included in the $258.3 million of U.S. federal net operating loss carryforwards at January 31, 2008 is approximately $36.3 million of net operating loss carryforwards in the United States resulting from disqualifying dispositions. The Company will realize the benefit of these losses, through increases to stockholder’s equity, in the periods in which the losses are utilized to reduce tax payments.

The Company completed several financings since its inception and has incurred ownership changes as defined under Section 382 of the Internal Revenue Code. The Company completed an analysis of these changes and does not believe that the changes will have a material impact on its ability to use its net operating loss and tax credit carryforwards.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48), which clarified the accounting for uncertainty in income taxes recognized in an

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

enterprise’s financial statement in accordance with SFAS No. 109. FIN 48 requires that a tax position must be deemed more likely than not to be sustained before being recognized in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The interpretation also requires that applicable interest and penalties be accrued for unrecognized income tax benefits. At February 1, 2008, the Company had $3.6 million of unrecognized income tax benefits that, if recognized, $0.4 million would affect the Company’s effective tax rate. In October 2007, a German tax audit for the tax years 1999, 2000 and 2001 was completed. As a result, the Company recognized $0.5 million of previously unrecognized tax benefits that does not impact the Company’s effective tax rate. At January 31, 2008, the Company’s unrecognized tax benefits and related accrued interest and penalties totaled $4.1 million that, if recognized, $0.9 million would affect the Company’s effective tax rate. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. The Company had $0.5 million accrued for interest and penalties at January 31, 2008. The total amount of interest and penalties recognized in the consolidated statement of income for the fiscal year ended January 31, 2008 was $0.1 million.

The following table sets forth a reconciliation of the beginning and ending amounts of unrecognized tax benefits (in millions):

Unrecognized tax benefits at February 1, 2007	$3.2
Increases for tax positions taken during a prior period	0.7
Increases for tax positions taken during the current period	0.2
Decreases related to settlements	(0.5)
Increase (decreases) resulting from the expiration of statute of limitations	—

Unrecognized tax benefits at January 31, 2008	$3.6

In the normal course of business, the Company is subject to examination by taxing authorities in such major jurisdictions as Ireland, the United Kingdom, Germany, Australia, Canada and the United States. With few exceptions, the Company is no longer subject to U.S federal, state and local or non-U.S. income tax examinations for years before 2002 in these major jurisdictions. The Company does not believe that it is reasonably possible that the estimates of unrecognized tax benefits will change significantly in the next twelve months.

(8)	Commitments and Contingencies

(a)	Leases

The Company leases its facilities and certain equipment and furniture under operating lease agreements that expire at various dates through 2023. Included in the accompanying statements of income is rent expense for leased facilities and equipment of approximately $3.6 million, $3.6 million, and $5.4 million for the fiscal years ended January 31, 2006, 2007 and 2008, respectively.

None of the Company’s operating leases contain contingent rent provisions. The amortization period for all leasehold improvements is the lesser of the estimated useful life of the assets or the related lease term.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum lease payments under the operating lease agreements are approximately as follows (in thousands):

	Facilities	Other	Total

Fiscal year ended January 31:
2009	$5,566	$1,054	$6,620
2010	2,311	434	2,745
2011	1,731	51	1,782
2012	1,055	—	1,055
2013	812	—	812
Thereafter	6,474	—	6,474

	$17,949	$1,539	$19,488

(b)	Minimum Commitments

As of January 31, 2008, the Company had not entered into any long-term agreements with third parties to provide services and/or subject matter expertise.

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

Six class action lawsuits were filed in previous years against the Company and certain of its current and former officers and directors. Each lawsuit was filed in the United States District Court for the District of New Hampshire. In March 2004, the Company reached a settlement of this litigation for total settlement payments of $30.5 million, with one-half paid in August 2004 and the remainder paid in April 2007. In July 2005, the Company received $19.5 million, which resulted from the final settlement with the insurance carriers regarding the 2002 securities class action lawsuit settlement of $30.5 million in March 2004 and the related litigation and ongoing SEC investigation. The Company recorded the aggregate settlement with the plaintiffs as a charge in its fiscal 2004 fourth quarter; and the settlement with its insurers has been recorded in the fiscal 2006 second quarter.

SEC Investigations

The Company had been the subject of a formal investigation by the United States Securities and Exchange Commission (SEC) into the events and circumstances giving rise to the 2003 restatement of SmartForce PLC’s accounts (the Restatement Investigation). On July 19, 2007, the SEC announced that three former officers and one former employee of SmartForce had settled SEC claims in connection with the Restatement Investigation. The

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company understands that the restatement investigation has now been concluded without any claim being brought against it.

In January 2007, the Boston District Office of the SEC informed the Company that it is the subject of an informal investigation concerning option granting practices at SmartForce for the period beginning April 12, 1996 through July 12, 2002 (the Option Granting Investigation). These grants were made prior to the September 6, 2002 merger with SmartForce PLC. The Company has produced documents in response to requests from the SEC. The SEC staff has informed the Company that despite closure of the Restatement Investigation, the staff has not determined whether to close the Option Granting Investigation.

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

Accordingly, SkillSoft believes that its accounting for SmartForce stock options will not be affected by any error that SmartForce may have made in its own accounting for stock option grants and that that the Option Granting Investigation should not require any change in SkillSoft’s financial statements.

The Company continues to cooperate with the SEC in the Option Granting Investigation. At the present time, the Company is unable to predict the outcome of the Option Granting Investigation or its potential impact on its operating results or financial position.

Lawsuits

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

(d)	Delinquent Foreign Filings

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

In connection with the SmartForce Merger on September 6, 2002, the Company assumed the SmartForce plans, consisting of options to purchase 15,941,705 ordinary shares under various plans. The following is a brief description of such plans:

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

The following is a summary of the share options authorized, outstanding and available to be granted under all of the Company’s share option plans as of January 31, 2008:

Plan Name	Authorized	Outstanding	Available for Grant

1990 Share Option Scheme (the 1990 Plan)	4,700,000	142,708	—
1994 Share Option Plan (the 1994 Plan)	11,747,036	1,084,570	—
1996 Supplemental Stock Plan (the 1996 Plan)(1)(2)	8,701,554	3,181,763	—
2001 Outside Director Option Plan (the Outside Director Plan)	750,000	435,000	298,750
1996 ForeFront Group Inc. Non-Qualified Stock Option Plan (the FF96 Plan)(1)	456,101	—	—
Knowledge Well Limited 1998 Share Option Plan (the KWL Plan)(1)	420,531	—	—
Knowledge Well Group Limited 1998 Share Option Plan (the KWGL Plan)(1)	30,338	88	—
Books24x7.com, Inc. 1994 Stock Option Plan (the Books Plan)	867,436	24,413	—
1998 Stock Incentive Plan (the 1998 Plan)	7,402,071	544,862	—
2001 Stock Incentive Plan (the 2001 Plan)	11,354,512	6,238,192	—
2002 Stock Incentive Plan (the 2002 Plan)(1)(2)	8,850,000	4,979,167	2,114,513

	55,279,579	16,630,763	2,413,263

(1)	On March 23, 2006, the Company’s shareholders approved a resolution to transfer an aggregate of 5,100,000 shares from certain non-shareholder approved plans to the 2002 Plan. This includes 342,823 shares from the FF96 Plan, 624,462 shares from the KWGL Plan, 234,269 shares from the KWL Plan and 3,898,446 shares from the 1996 Plan.

(2)	On September 28, 2006, the Company’s shareholders approved a resolution to transfer 1,400,000 shares from the 1996 Plan to the 2002 Plan.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All stock option activity under the Plans for the fiscal year ended January 31, 2008 is as follows:

				Weighted
				Average
			Weighted	Remaining	Aggregate
			Average	Contractual	Intrinsic
	Shares	Exercise Price	Exercise Price	Term (Years)	Value
					(In thousands)

Outstanding, January 31, 2007	20,188,177	$0.11 - 42.88	$7.48	5.47	$26,669
Granted	265,000	9.31 - 9.69	9.51
Exercised	(1,928,374)	0.11 - 8.68	4.73
Canceled	(1,894,040)	3.83 - 31.50	14.94

Outstanding, January 31, 2008	16,630,763	$0.11 - 42.88	$7.05	4.76	$51,072

Exercisable, January 31, 2008	12,335,123	$0.11 - $42.88	$7.23	4.36	$39,940

Vested and Expected to Vest, January 31, 2008(1)	15,974,771		$7.08	4.72	$49,365

Exercisable, January 31, 2007	14,315,877	$0.11 - $42.88	$7.94

(1)	This represents the number of vested options as of January 31, 2008 plus the number of unvested options as of January 31, 2008 that are expected to vest as adjusted to reflect an estimated forfeiture rate of 11.6%. The Company recognizes expense incurred under SFAS 123(R) on a straight line basis. Due to the Company’s vesting schedule, expense is incurred on options that have not yet vested but which are expected to vest in a future period. The options for which expense has been incurred but have not yet vested are included above as options expected to vest.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the shares on January 31, 2008 of $9.11 and the exercise price of each in-the-money option outstanding) that would have been realized by the option holders had all option holders exercised their options on January 31, 2008.

The weighted average grant date fair value of options granted during the fiscal ended January 31, 2008 was $4.68 per share. The total intrinsic value of options exercised during the fiscal year ended January 31, 2008 and 2007 was approximately $6.9 million and $3.4 million, respectively.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes certain information relating to the outstanding and exercisable options as of January 31, 2008:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price

$ 0.11 - $ 3.30	465,490	4.17	$2.49	465,490	$2.49
$ 3.37 - $ 3.66	741,297	4.83	3.63	741,297	3.63
$ 3.72 - $ 4.06	4,059,208	4.56	4.06	4,059,208	4.06
$ 4.07 - $ 6.12	1,687,801	4.78	5.68	1,161,747	5.54
$ 6.18 - $ 6.84	6,417,815	5.34	6.40	2,904,479	6.38
$ 6.94 - $11.01	1,058,559	4.48	9.61	802,309	9.63
$11.32 - $16.44	1,426,325	4.24	12.84	1,426,325	12.84
$17.13 - $42.88	774,268	2.63	23.06	774,268	23.06

$ 0.11 - $42.88	16,630,763	4.76	$7.05	12,335,123	$7.23

In connection with the SmartForce Merger on September 6, 2002, the Company assumed all the SmartForce stock option plans consisting of options to purchase 15,941,705 shares. These options were valued at approximately $38,900,000 using the Black-Scholes option pricing model, and were included in the determination of consideration paid. In addition, the Company recorded deferred compensation of $3,416,000, which represents the intrinsic value of unvested options assumed in the transaction. The deferred compensation is being amortized to expense over the vesting period of the stock options. The Company recorded compensation expense of approximately $832,000, $342,000 and $0 in the years ended January 31, 2006, 2007 and 2008, respectively, related to these options.

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

The Company maintains an Employee Share Purchase Plan (the Purchase Plan) pursuant to which participants are generally granted options to purchase ordinary shares on the last business day of each six-month offering period ending each September 30 and March 31 at 85% of the market price of the ADSs on the first or last trading day of each offering period, whichever is less. The purchase price for such shares is paid through payroll deductions, and the current maximum allowable payroll deduction is 20% of each eligible employee’s eligible compensation. As of January 31, 2008, there were 1,631,432 shares available for future issuance under the Purchase Plan. On September 27, 2007, the Company’s shareholders approved a resolution to increase the available shares in the Purchase Plan by 1,000,000 shares.

(10)	Credit Facilities

In connection with the closing of the NETg acquisition on May 14, 2007, the Company entered an Agreement (the Credit Agreement) with certain lenders (the Lenders) providing for a $225 million senior secured credit facility comprised of a $200 million term loan facility and a $25 million revolving credit facility. The term loan was used to finance the Acquisition and the revolving credit facility may be used for general corporate purposes. The term loan bears interest at a rate per annum equal to, at the Company’s election, (i) an alternative base rate plus a margin of

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.75% or (ii) adjusted LIBOR plus a margin of 2.75%, and revolving loans bear interest at a rate per annum equal to, at the Company’s election, (i) an alternative base rate plus a margin of 1.50% to 1.75% or (ii) adjusted LIBOR plus a margin of 2.50% to 2.75%. The alternative base rate is the greater of certain of the Lenders’ prime rate and the federal funds effective rate plus 0.50%. Overdue amounts under the Credit Agreement bear interest at a rate per annum equal to 2.00% plus the rate otherwise applicable to such loan.

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

Within the definitions of the Credit Agreement, a material adverse effect shall mean a material adverse condition or material adverse change in or materially and adversely affecting (a) the business, assets, liabilities, operations or financial condition of Holdings, the Borrower and the Subsidiaries, taken as a whole, or (b) the validity or enforceability of any of the Loan Documents or the rights and remedies of the Administrative Agent, the Collateral Agent or the Secured Parties thereunder. No event, change or condition has occurred since January 31, 2007 that has caused, or could reasonably be expected to cause, a material adverse effect, and as of January 31, 2008 the Company was in compliance with all other covenants under the Credit Agreement.

The Company’s obligations under the Credit Agreement are guaranteed by SkillSoft PLC, as the parent company, its domestic subsidiaries, and certain other material subsidiaries of the Company pursuant to a Guarantee and Collateral Agreement, dated May 14, 2007 (the Guarantee and Collateral Agreement), among the Company, the subsidiary guarantors thereto from time to time (the Guarantors), and the Agent on behalf of the Lenders, and in addition by certain foreign law guarantees issued by certain of the Guarantors. The loans and the other obligations of the Company under the Credit Agreement and related loan documents and the guarantee obligations of the Company and Guarantors are secured by substantially all of the tangible and intangible assets of the Company, and each Guarantor (including, without limitation, the intellectual property and the capital stock of certain subsidiaries) pursuant to the Guarantee and Collateral Agreement, and pursuant to certain foreign debentures and charges against their assets.

In connection with the Credit Agreement, the Company incurred debt financing costs of $5.9 million, which were capitalized and are being amortized as additional interest expense over the term of the loans using the effective-interest method. During the fiscal year ended January 31, 2008, the Company paid approximately $10.3 million in interest. The Company recorded $0.7 million of amortized interest expense related to the capitalized debt financing costs for the fiscal year ended January 31, 2008. As of January 31, 2008, total

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unamortized debt financing costs of $1.1 and $4.1 million are recorded within prepaid expenses and other current assets and non-current other assets respectively based on scheduled future amortization.

During the fiscal year ended January 31, 2008, the Company paid $1.0 million against the term amount.

The Lenders required the Company to enter into an interest rate swap agreement for at least 50% of the term loan, or $100 million, as a means of reducing the Company’s interest rate exposure. Accordingly, the Company entered into an interest rate swap agreement with an initial notional amount of $160.0 million which amortizes over a period consistent with the Company’s anticipated payment schedule. This strategy uses an interest rate swap to effectively convert the $159.2 million in variable rate borrowings into fixed rate liabilities at a 5.1015% effective interest rate. The interest rate swap is considered to be a hedge against changes in the amount of future cash flows associated with interest payments on a variable rate loan (see Note 11).

Future scheduled minimum payments under this credit facility are as follows (in thousands):

Fiscal 2009	$2,000
Fiscal 2010	2,000
Fiscal 2011	2,000
Fiscal 2012	2,000
Fiscal 2013	2,000
Thereafter	189,000

Total	$199,000

(11)	Derivative Instruments and Hedging Agreements

Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS 133, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

As of January 31, 2008, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges. The Company’s interest rate swap is not considered a fair value hedge nor a hedge of net investments in foreign operations.

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During 2007, an interest rate swap was used to hedge the variable cash flows associated with approximately $160 million of existing variable-rate debt.

At January 31, 2008, the interest rate swap with a fair value of $(3.5) million was included in other liabilities. No hedge ineffectiveness was recognized for the year ending January 31, 2008. For the year ended January 31, 2008, the change in net unrealized gains (losses) on the interest rate swap designated as a cash flow hedge and reported as a component of comprehensive income was a $3.3 million loss, net of tax. The change in net unrealized gains (losses) on cash flow hedges reflects a reclassification of $0.2 million of net unrealized gains from accumulated other comprehensive income to interest expense for the year ending January 31, 2008. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. For the year ending January 31, 2009, the Company estimates that an additional $2.5 million will be reclassified as an increase to interest expense.

(12)	Employee Benefit Plan

The Company has a 401(k) plan covering all US-based employees of the Company who have met certain eligibility requirements. Under the terms of the 401(k) plan, the employees may elect to make tax-deferred contributions to the 401(k) plan. In addition, the Company may match employee contributions, as determined by the Board of Directors of SkillSoft Corporation, and may make a discretionary contribution to the 401(k) plan. Under this plan, contributions of approximately $70,000, $860,000 and $993,000 were made for the fiscal years ended January 31, 2005, 2006 and 2008, respectively.

(13)	Disclosures About Segments of an Enterprise

The Company follows the provisions of SFAS No. 131. SFAS No. 131 established standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also established standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company’s chief operating decision makers, as defined under SFAS No. 131, are the Chief Executive Officer, Chief Financial Officer and the Chief Operating Officer. On April 29, 2005, the Company sold certain assets and transferred certain liabilities related to its Retail Certification business and incurred a $608,000 loss on disposition in fiscal 2006. As a result beginning in fiscal 2008 the Company no longer views its operations or manages its business as principally two operating segments: MML and retail certification.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth the Company’s statements of income for the fiscal years ended January 31, 2006 and 2007 by segment with additional disclosures as required by SFAS No. 131:

	Year Ended January 31, 2006
	Multi-Modal	Retail Certification	Combined
	(In thousands)

Revenues	$201,236	$14,331	$215,567
Cost of revenues	25,103	204	25,307
Cost of revenues — amortization of intangible assets	6,939	—	6,939

Gross profit	169,194	14,127	183,321

Operating expenses:
Research and development	39,172	—	39,172
Selling and marketing	85,662	2,776	88,438
General and administrative	25,377	399	25,776
Legal settlements (insurance recoveries)	(17,710)	—	(17,710)
Amortization of intangible assets	2,174	—	2,174
Restructuring	123	518	641
Restatement:
SEC investigation	1,988	—	1,988
Other professional fees	—	—	—

Total operating expenses	136,786	3,693	140,479

Operating income	$32,408	$10,434	$42,842

Supplemental segment disclosures Provision for income taxes	9,130	—	9,130

Depreciation, amortization and stock based compensation expense	$15,212	$17	$15,229

The following tables set forth the Company’s supplemental balance sheet information by segment:

	As of January 31, 2006
	Multi-Modal	Retail Certification	Combined

Current assets, net	$186,295	$—	$186,295
Property and equipment, net	10,231	—	10,231
Goodwill	93,929	—	93,929
Other assets	9,447	—	9,477

Total consolidated assets	$299,902	$—	$299,902

Current liabilities	$189,091	$5,222	$194,313
Long-term liabilities	3,317	—	3,317

Total liabilities	192,408	5,222	197,630
Stockholders’ equity	107,494	(5,222)	102,272

Total consolidated liabilities and stockholders’ equity	$299,902	$—	$299,902

Supplemental segment disclosures
Capital expenditures	$6,423	$—	$6,423

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended January 31, 2007
	Multi-Modal	Retail Certification	Combined
	(In thousands)

Revenues	$220,150	$5,022	$225,172
Cost of revenues	26,601		26,601
Cost of revenues — amortization of intangible assets	4,422	—	4,422

Gross profit	189,127	5,022	194,149

Operating expenses:
Research and development	40,776	—	40,776
Selling and marketing	90,875	19	90,894
General and administrative	27,743	(8)	27,735
Amortization of intangible assets	1,652	—	1,652
Restructuring	74	(48)	26
Restatement:
SEC investigation	898	—	898
Other professional fees	—	—	—

Total operating expenses	162,018	(37)	161,981

Operating income	$27,109	$5,059	$32,168

Supplemental segment disclosures
Provision for income taxes	11,951	—	11,951

Depreciation, amortization and share-based compensation expense	$17,233	$—	$17,233

The following tables set forth the Company’s supplemental balance sheet information by segment:

	As of January 31, 2007
	Multi-Modal	Retail Certification	Combined

Current assets, net	$240,226	$544	$240,770
Property and equipment, net	9,672	—	9,672
Goodwill	83,171	—	83,171
Other assets	9,357	—	9,357

Total consolidated assets	$342,426	$544	$342,970

Current liabilities	$202,151	$485	$202,636
Long-term liabilities	2,405	—	2,405

Total liabilities	204,556	485	205,041
Stockholders’ equity	137,870	59	137,929

Total consolidated liabilities and stockholders’ equity	$342,426	$544	$342,970

Supplemental segment disclosures
Capital expenditures	$5,519	$—	$5,519

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographical Reporting

The Company attributes revenue to different geographical areas on the basis of the location of the customer.

Revenues by geographic area are as follows (in thousands):

	Year Ended January 31,
	2006	2007	2008

Revenues:
United States	$168,525	$175,483	$217,670
United Kingdom	22,838	26,030	33,082
Canada	9,147	9,595	11,090
Europe, excluding UK	4,793	2,001	3,538
Australia/New Zealand	7,691	8,963	12,640
Other (Countries less than 5% individually, by region)	2,573	3,100	3,203

All Foreign Locations	47,042	49,689	63,553

Total revenues	$215,567	$225,172	$281,223

Long-lived tangible assets at international facilities are not significant.

(14)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets in the accompanying consolidated balance sheets consist of the following (in thousands):

	Year Ended
	January 31,
	2007	2008

Prepaid commissions and recoverable sales draw	14,011	18,827
Other	8,204	10,234

Total prepaid expenses and other current assets	$22,215	$29,061

(15)	Other Assets

Other assets in the accompanying consolidated balance sheets consist of the following (in thousands):

	Year Ended January 31,
	2007	2008

Note receivable — long term (See Note 5)	—	3,507
Debt financing cost — long term (See Note 10)	—	4,126
Other	2,962	97

Total other assets	$2,962	$7,730

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16)	Accrued Expenses — Current

Accrued expenses in the accompanying consolidated balance sheets consist of the following (in thousands):

	Year Ended
	January 31,
	2007	2008

Professional fees	2,639	5,308
Sales tax payable/VAT payable	4,405	4,366
Accrued royalties	3,693	6,892
Accrued litigation settlements	15,250	—
Other accrued liabilities	9,440	12,941

Total accrued expenses	$35,427	$29,507

(17)	Other Long Term Liabilities

Other long term liabilities in the accompanying consolidated balance sheets consist of the following (in thousands):

	Year Ended January 31,
	2007	2008

Merger accrual — long term	—	5,443
Interest rate swap liability	—	3,467
Other	2,405	299

Total other long-term liabilities	$2,405	$9,209

(18)	Valuation & Qualifying Accounts

Allowance for Doubtful Accounts (amounts in thousands)

	Balance at	Net provision		Balance
	Beginning	added/(credited		at End
	of Period	without utilization)	Write-offs	of Period

Year ended January 31, 2006	$1,383	$254	$(850)	$787
Year ended January 31, 2007	$787	$(452)	$(129)	$206
Year ended January 31, 2008	$206	$242	$(2)	$446

(19)	Share Repurchase Program

On March 23, 2006, the Company’s shareholders approved a program for the repurchase by the Company of up to an aggregate of 3,500,000 American Depositary Shares (ADS). None of these shares were repurchased under the shareholder approved repurchase program, which expired on September 22, 2007. On May 14, 2007, in connection with the closing of the NETg acquisition, the Company entered into a Credit Agreement that contains customary negative covenants that place limitations on the repurchase of the Company’s shares.

The Company has submitted a proposal to its shareholders to approve the repurchase of up to 10,000,000 ADSs pursuant to a repurchase program and subject to restrictions in the Credit Agreement limitations, which, if approved, would expire on October 7, 2009. The Company’s shareholders will vote on this proposal at an extraordinary general meeting of shareholders to be held on April 8, 2008.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(20)	Concentration of Suppliers

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

(21)	Quarterly Statement of Operation Information

Quarterly Operating Results for Fiscal Years Ended January 31, 2008 and 2007 (unaudited)

The following table sets forth, for the periods indicated, certain financial data of SkillSoft PLC

	Q1 2008	Q2 2008	Q3 2008	Q4 2008
	(In thousands, except per share data)

Revenues	$57,140	$71,469	$75,124	$77,490
Gross Profit	50,114	61,007	65,102	66,941

Income from continuing operations	7,489	11,864	6,176	34,200
Net income	$7,489	$12,388	$5,825	$34,297

Basic — continuing operations	$0.07	$0.11	$0.06	$0.33
Basic — discontinued operations	—	0.01	(0.00)	0.00

	$0.07	$0.12	$0.06	$0.33

Diluted — continuing operations	$0.07	$0.11	$0.06	$0.31
Diluted — discontinued operations	—	0.00	(0.00)	0.00

	$0.07	$0.11	$0.05	$0.31

	Q1 2007	Q2 2007	Q3 2007	Q4 2007
	(In thousands, except per share data)

Revenues	$54,653	$55,734	$57,135	$57,650
Net income	$4,053	$4,825	$7,084	$8,191

Basic and dilutive income per share	$0.04	$0.05	$0.07	$0.08

EXHIBIT INDEX

Exhibit
No.		Title

2.1		Agreement and Plan of Merger, dated as of June 10, 2002, by and among SmartForce Public Limited Company, SkillSoft Corporation and Slate Acquisition Corp. (Incorporated by reference to Exhibit 2.1 to SkillSoft PLC’s Current Report on Form 8-K dated June 14, 2002 (File No. 000-25674)).
2.2		Stock and Asset Purchase Agreement among T.N.H. France SARL, T.N.H. Holdings GmbH, The Thomson Corporation (Australia) Pty Ltd, Thomson Information and Solutions Limited, Thomson Global Resources, Thomson Learning Inc., SkillSoft Public Limited Company and SkillSoft Corporation, dated October 25, 2006 (Incorporated by reference to Exhibit 2.1 to SkillSoft PLC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 26, 2006 (File No. 000-25674)).
2.3		Side Letter to Purchase Agreement, dated as of May 14, 2007, by and among SkillSoft Public Limited Company, SkillSoft Corporation, Thompson Learning Inc., Thomson Global Resources, T.N.H. France SARL, T.N.H. Holdings GmbH, The Thomson Corporation (Australia) Pty Ltd., and Thomson Information & Solutions Limited (Incorporated by reference to Exhibit 2.2 of SkillSoft PLC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 14, 2007 (File No. 000-25674)).
3.1		Memorandum of Association of SkillSoft PLC as amended on March 24, 1992, March 31, 1995, April 28, 1998, January 26, 2000, July 10, 2001, September 6, 2002 and November 19, 2002 (Incorporated by reference to Exhibit 3.1 to SkillSoft PLC’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2002 as filed with the Securities and Exchange Commission on January 21, 2003 (File No. 000-25674)).
3.2		Articles of Association of SkillSoft PLC as amended on July 6, 1995, April 28, 1998, January 26, 2000, July 10, 2001, September 6, 2002 and November 19, 2002 (Incorporated by reference to Exhibit 3.2 to SkillSoft PLC’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2002 as filed with the Securities and Exchange Commission on January 21, 2003 (File No. 000-25674)).
4.1		Specimen certificate representing the ordinary shares of SkillSoft PLC (Incorporated by reference to Exhibit 4.1 to SkillSoft PLC’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 as filed with the Securities and Exchange Commission on April 29, 2003 (File No. 000-25674)).
4.2		Amended and Restated Deposit Agreement (including the form of American Depositary Receipt), dated as of April 13, 1995 as amended and restated as of September 4, 2002, among SkillSoft PLC, The Bank of New York, as Depositary, and each Owner and Beneficial Owner from time to time of American Depositary Receipts issued thereunder (Incorporated by reference to Exhibit 4.1 to SkillSoft PLC’s Current Report on Form 8-K dated November 14, 2002 (File No. 000-256740)).
4.3		Amended and Restated Restricted Deposit Agreement (including the form of American Depositary Receipt), dated as of November 30, 1995 and amended and restated as of September 4, 2002, among SkillSoft PLC, The Bank of New York, as Depositary, and each Owner and Beneficial Owner from time to time of American Depositary Receipts issued thereunder (Incorporated by reference to Exhibit 4.2 to SkillSoft PLC’s Current Report on Form 8-K dated November 14, 2002 (File No. 000-25674)).
4.4		Restricted Deposit Agreement(B) dated as of June 8, 1998 and amended and restated as of September 4, 2002 among SkillSoft PLC, The Bank of New York, and the owners and beneficial owners of Restricted American Depositary Receipts (Incorporated by reference to Exhibit 4.3 to SkillSoft PLC’s Current Report on Form 8-K dated November 14, 2002 (File No. 000-25674)).
10	.1**	1990 Share Option Scheme (Incorporated by reference to Exhibit 10.1 to SkillSoft PLC’s Registration Statement on Form F-1 declared effective with the Securities and Exchange Commission on April 13, 1995 (File No. 333-89904)).
10	.2**	1994 Share Option Plan (Incorporated be reference to Exhibit 10.2 to SkillSoft PLC’s Registration Statement on Form F-1 declared effective with the Securities and Exchange Commission on April 13, 1995 (File No. 333-89904)).
10	.3**	Form of Indemnification Agreement between CBT Systems USA, Ltd. (formerly, Thornton Holdings, Ltd.) and its directors and officers dated as of April 1995 (Incorporated by reference to Exhibit 10.5 to SkillSoft PLC’s Registration Statement on Form F-1 declared effective with the Securities and Exchange Commission on April 13, 1995 (File No. 333-89904)).

Exhibit
No.		Title

10	.4**	Form of Indemnification Agreement between SmartForce (USA) and its directors and officers dated as of September 6, 2002 (Incorporated by reference to Exhibit 10.5 to SkillSoft PLC’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 as filed with the Securities and Exchange Commission on April 29, 2003 (File No. 000-25674)).
10	.5**	1996 Supplemental Stock Plan (Incorporated by reference to Exhibit 10.3 to SkillSoft PLC’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2006 as filed with the Securities and Exchange Commission on December 8, 2006 (File No. 000-25674)).
10	.6**	2002 Share Option Plan, as amended (Incorporated by reference to Exhibit 10.2 to SkillSoft PLC’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2006 as filed with the Securities and Exchange Commission on December 8, 2006 (File No. 000-25674)).
10	.7**	2001 Outside Director Option Plan, as amended (Incorporated by reference to Exhibit 10.1 to SkillSoft PLC’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2007 as filed with the Securities and Exchange Commission on December 10, 2007 (File No. 000-25674)).
10	.8**	Employment Agreement dated June 10, 2002 between SkillSoft PLC and Charles E. Moran (Incorporated by reference to Exhibit 10.31 to SkillSoft PLC’s Amendment No. 1 to Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on July 30, 2002 (File No. 333-90872)).
10	.9**	Employment Agreement dated as of June 10, 2002 between SkillSoft PLC and Jerald A. Nine, Jr. (Incorporated by reference to Exhibit 10.33 to SkillSoft PLC’s Amendment No. 1 to Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on July 30, 2002 (File No. 333-90872)).
10.10		Registration Rights Agreement dated as of June 10, 2002 between SkillSoft PLC and Warburg Pincus Ventures, L.P. (Incorporated by reference to Exhibit 10.27 to SkillSoft PLC’s Amendment No. 1 to Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on July 30, 2002 (File No. 333-90872)).
10	.11**	Employment Agreement dated January 12, 1998 between SkillSoft Corporation and Mark A. Townsend (Incorporated by reference to Exhibit 10.15 to SkillSoft PLC’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 as filed with the Securities and Exchange Commission on April 29, 2003 (File No. 000-25674)).
10	.12**	Employment Agreement dated January 12, 1998 between SkillSoft Corporation and Thomas J. McDonald (Incorporated by reference to Exhibit 10.16 to SkillSoft PLC’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 as filed with the Securities and Exchange Commission on April 29, 2003 (File No. 000-25674)).
10	.13**	Employment Agreement dated effective September 6, 2002 between SkillSoft PLC and Colm Darcy (Incorporated by reference to Exhibit 10.17 to SkillSoft PLC’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 as filed with the Securities and Exchange Commission on April 29, 2003 (File No. 000-25674)).
10.14		Lease dated May 25, 2001, as amended between 1987 Tamposi Limited Partnership and SkillSoft Corporation (Incorporated by reference to Exhibit 10.15 to SkillSoft PLC’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006 as filed with the Securities and Exchange Commission on April 13, 2006 (File No. 000-25674)).
10	.15**	Indemnification Agreement, dated November 13, 2003, by and between SkillSoft Corporation and P. Howard Edelstein (Incorporated by reference to Exhibit 10.2 to SkillSoft PLC’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2003 as filed with the Securities and Exchange Commission on December 15, 2003 (File No. 000-25674)).
10	.16**	Indemnification Agreement, dated March 4, 2004, by and between SkillSoft Corporation and William Meagher. (Incorporated by reference to Exhibit 10.27 to SkillSoft PLC’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004 as filed with the Securities and Exchange Commission on April 15, 2004 (File No. 000-25674)).
10.17		Lease agreement, dated June 9, 2004, as amended, by and between Hewlett-Packard Company and SkillSoft Corporation (Incorporated by reference to Exhibit 10.19 to SkillSoft PLC’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006 as filed with the Securities and Exchange Commission on April 13, 2006 (File No. 000-25674)).

Exhibit
No.		Title

10.18		Pledge Agreement, dated January 31, 2007, by and between Silicon Valley Bank and SkillSoft Corporation (Incorporated by reference to Exhibit 10.19 to SkillSoft PLC’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007 as filed with the Securities and Exchange Commission on April 13, 2007 (File No. 000-25674)).
10	.19**	Form of Director Option Agreement for initial grants under the 2001 Director Option Plan (Incorporated by reference to Exhibit 99.2 to SkillSoft PLC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 4, 2006 (File No. 000-25674)).
10	.20**	Form of Director Option Agreement for subsequent grants under the 2001 Director Option Plan (Incorporated by reference to Exhibit 99.3 to SkillSoft PLC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 4, 2006 (File No. 000-25674)).
10	.21**	Form of Option Agreement under 2002 Share Option Plan (Incorporated by reference to Exhibit 10.5 to SkillSoft PLC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004 as filed with the Securities and Exchange Commission on September 9, 2004 (File No. 000-25674))
10	.22**	Summary of Fiscal 2007 Executive Incentive Compensation Program. (Incorporated by reference to Exhibit 99.1 to SkillSoft PLC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 28, 2006 (File No. 000-25674)).
10.23		Release and Settlement Agreement (Incorporated by reference to Exhibit 10.1 to SkillSoft PLC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005 as filed with the Securities and Exchange Commission on September 9, 2005 (File No. 000-25674)).
10.24		Credit Agreement, dated May 14, 2007, among SkillSoft PLC, SkillSoft Corporation, Credit Suisse, Credit Suisse Securities (USA) LLC, Keybank National Association, Silicon Valley Bank, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 of SkillSoft PLC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 14, 2007 (File No. 000-25674)).
10.25		Guarantee and Collateral Agreement, dated May 14, 2007, among SkillSoft PLC, SkillSoft Corporation and the subsidiary guarantors party thereto (Incorporated by reference to Exhibit 10.2 of SkillSoft PLC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 14, 2007 (File No. 000-25674)).
10.26		Summary of Fiscal 2008 Executive Cash Incentive Compensation Program (Incorporated by reference to Exhibit 99.1 to SkillSoft PLC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 25, 2007 (File No. 000-25674)).
21.1		List of Significant Subsidiaries.
23	.1†	Consent of Ernst & Young LLP.
31	.1†	Certification of SkillSoft PLC’s Chief Executive Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
31	.2†	Certification of SkillSoft PLC’s Chief Financial Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32	.1†	Certification of SkillSoft PLC’s Chief Executive Officer pursuant to Rule 13a- 14(b)/Rule 15d-14(b) under the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2†	Certification of SkillSoft PLC’s Chief Financial Officer pursuant to Rule 13a- 14(b)/Rule 15d-14(b) under the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

**	Denotes management or compensatory plan or arrangement required to be filed by registrant pursuant to Item 15(c) of this report on Form 10-K.