Form 10-K/A
period 2008-01-31
SKILLSOFT PUBLIC LIMITED CO
filed 2008-05-23
CIK 940181

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
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑   No ☐
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐   No ☑
     The approximate aggregate market value of voting shares held by non-affiliates of the registrant as of July 31, 2007 was $925,902,731.
     On April 30, 2008, the registrant had outstanding 112,836,816 ordinary shares (issued or issuable in exchange for the registrant’s outstanding American Depositary Shares (“ADSs”)).
      DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
     This Annual Report on Form 10-K/A is being filed as Amendment No. 1 to the Annual Report on Form 10-K of SkillSoft Public Limited Company (the “Registrant” or the “Company”) filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2008, for the purpose of amending the following: Items 10, 11, 12, 13, 14 and 15.

SKILLSOFT PUBLIC LIMITED COMPANY
FORM 10-K/A

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors
     The following is a list of our directors and certain information, as of April 30, 2008, about their background.
     Charles E. Moran, age 53, was appointed Chairman of the Board of Directors in November 2006 and has served as a director and has held the position of President and Chief Executive Officer since our merger with SkillSoft Corporation in September 2002. Mr. Moran is a founder of SkillSoft Corporation and served as its Chairman of the Board, President and Chief Executive Officer from January 1998 until September 2002.
     P. Howard Edelstein, age 53, has served as a director since our merger with SkillSoft Corporation in September 2002. Mr. Edelstein has been the Chief Executive Officer of NYFIX, Inc. a provider of innovative solutions that optimize trading efficiency, since September 2006. Prior to joining NYFIX, Inc., Mr. Edelstein served as an Entrepreneur in Residence with Warburg Pincus LLC from January 2006 to September 2006. Mr. Edelstein served as President and Chief Executive Officer of Radianz, an Internet Protocol-based networking company for the global financial services industry, from July 2003 to January 2006. Mr. Edelstein served as an Entrepreneur in Residence with Warburg Pincus LLC from January 2002 to July 2003. Mr. Edelstein is also a director of Alacra, a privately held financial information company, and NYFIX, Inc.
     Stewart K.P. Gross, age 48, has served as a director since our merger with SkillSoft Corporation in September 2002. Since April 2005, Mr. Gross has served as Managing Director of Lightyear Capital, LLC, a private equity firm concentrating on investments in the financial services industry. Mr. Gross served as a director of SkillSoft Corporation from January 1998 to September 2002. Mr. Gross was a Managing Director of Warburg Pincus LLC from July 1987 to December 2004. Mr. Gross is a director of BEA Systems, Inc., Flagstone Reinsurance Holdings Limited and several privately held companies and not-for-profit organizations.
     James S. Krzywicki, age 56, has served as a director since October 1998. Mr. Krzywicki was the President and Chief Executive officer of Treeno Software (formerly Docutron Systems), a provider of web-based document management software solutions that work in small business environments and connect with enterprise objectives, from April 2004 to December 2007. Mr. Krzywicki was Vice President, Channel Services for Parametric Technology Corporation, a provider of software solutions for manufacturers for product development and improvement, from April 2003 to April 2004.
     William F. Meagher, Jr., age 69, has served as a director since March 2004. Mr. Meagher was the Managing Partner of the Boston Office of Arthur Andersen LLP (“Andersen”) from 1982 until 1995, and spent a total of 38 years with Andersen. Mr. Meagher was a member of the American Institute of Certified Public Accountants and the Massachusetts Society of Certified Public Accountants. Mr. Meagher is a trustee of Living Care Villages of Massachusetts, Inc. d/b/a North Hill, the Dana Farber Cancer Institute and the Greater Boston YMCA. Mr. Meagher also is a director of Dover Saddlery, a direct marketer and a leading specialty retailer of equestrian products, Mac-Gray, a leader in the commercial laundry industry, and several not-for-profit organizations.
     Ferdinand von Prondzynski, age 53, has served as a director since November 2001. Dr. von Prondzynski has been the President of Dublin City University, one of Ireland’s leading higher education institutions, since July 2000. From January 1991 to July 2000, Dr. von Prondzynski served as Professor of Law and Dean of the Faculty of Social Services, the University of Hull, UK. Dr. von Prondzynski is a director of Knockdrin Estates Ltd.

Executive Officers
     The following is a list of our executive officers and certain information, as of April 30, 2008, about their background. Mr. Moran’s background is included in the “Directors” section above.

Name	Age	Position
Charles E. Moran	53	President and Chief Executive Officer
Thomas J. McDonald	58	Chief Financial Officer, Executive Vice President and Assistant Secretary
Jerald A. Nine, Jr.	50	Chief Operating Officer
Mark A. Townsend	55	Executive Vice President, Technology
Colm M. Darcy	44	Executive Vice President, Content Development
Anthony P. Amato	43	Vice President, Finance and Chief Accounting Officer
     Thomas J. McDonald, age 58, has served as our Chief Financial Officer and Executive Vice President and Assistant Secretary since our merger with SkillSoft Corporation in September 2002. Mr. McDonald is a founder of SkillSoft Corporation and served as its Chief Financial Officer, Vice President, Operations, Treasurer and Secretary from February 1998 until our merger with SkillSoft Corporation in September 2002.
     Jerald A. Nine, Jr., age 50, has served as our Chief Operating Officer since February 2004. Mr. Nine served as Executive Vice President, Global Sales & Marketing and General Manager, Content Solutions Division from our merger with SkillSoft Corporation in September 2002 to February 2004. Mr. Nine is a founder of SkillSoft Corporation and served as its Executive Vice President, Sales and Marketing and General Manager, Books Division from December 2001 to February 2004 and as its Vice President, Worldwide Sales and Marketing from April 1998 to December 2001.
     Mark A. Townsend, age 55, has served as our Executive Vice President, Technology since our merger with SkillSoft Corporation in September 2002. Mr. Townsend is a founder of SkillSoft Corporation and served as its Vice President, Product Development from January 1998 until our merger with SkillSoft Corporation in September 2002.
     Colm M. Darcy, age 44, has served as our Executive Vice President, Content Development since our merger with SkillSoft Corporation in September 2002. From April 2002 to September 2002, Mr. Darcy served as our Executive Vice President, Research and Development and from January 2002 to April 2002, Mr. Darcy served as Vice President of Solutions Management. Mr. Darcy also held various positions with SkillSoft from 1995 to January 2002, most recently as Vice President, Strategic Alliances. Prior to joining SkillSoft, Mr. Darcy held positions in Finance, Human Resources, Training and Information Technology in the Republic of Ireland’s Department of Health and Child Welfare.
     Anthony P. Amato, age 43, has served as our Vice President, Finance and Chief Accounting Officer since August 2006. From May 2005 until August 2006, Mr. Amato served as Vice President of Finance Operations and Treasury for SkillSoft. From May 2003 to May 2005, Mr. Amato served as Director of International Finances/Corporate Treasurer for SkillSoft. Prior to joining SkillSoft, Mr. Amato served as the Director of Finance of CMGI, Inc., a provider of technology and e-commerce solutions, from May 2002 to December 2002. Mr. Amato also served as the Vice President of Finance of NaviSite, a provider of IT hosting, outsourcing and professional services, from October 2001 to May 2002.
     There are no family relationships among any of our executive officers or directors.
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

     Based solely on a review of copies of such filings by our directors and executive officers and 10% shareholders or written representations from certain of those persons, we believe that all filings required to be made by those persons during the fiscal year ended January 31, 2008 were timely made.
Recommendation of Director Nominees by Shareholders
     There have been no material changes in the last year to the procedures by which security holders may recommend director nominees to our Board of Directors.
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
Audit Committee
     The members of our Audit Committee are Messrs. Gross and Meagher (Chair) and Dr. von Prondzynski. The Board of Directors has determined that Mr. Meagher is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. The Board of Directors has determined that all of the members of the Audit Committee are independent as defined under applicable NASDAQ rules and Rule 10A-3 under the Exchange Act.
Item 11. Executive Compensation
Compensation Discussion and Analysis
          The compensation committee of our board of directors operates under the authority established in the Compensation Committee Charter. The committee’s primary responsibility is to oversee our executive compensation program. In this role, the compensation committee reviews and approves all compensation decisions relating to our executive officers. In addition, the committee has responsibilities related to our incentive-compensation plans and equity-based plans.
Objectives and Philosophy of Our Executive Compensation Program
          The primary objectives of the compensation committee with respect to executive compensation are to:
•	ensure that a significant part of executive compensation is tied to the achievement of corporate and individual performance objectives, which both promotes and rewards the achievement of those objectives;

•	align long-term executive incentives with the creation of shareholder value; and

•	attract, retain and motivate the best possible executive talent.
          To achieve those objectives, the compensation committee evaluates and implements our executive compensation program with the goal of setting compensation at levels the committee believes are competitive with those of other companies in our industry and similar industries that compete with us for executive talent. In addition, our executive compensation program ties a substantial portion of each executive’s overall compensation to our financial performance, as measured by metrics such as revenue, profitability and bookings, as well as key strategic goals such as customer satisfaction. We also provide a portion of our executive compensation in the form of share options that vest over time, which we believe helps to retain our executives and aligns their interests with those of our shareholders by allowing them to participate in the longer term success of our company as reflected in share price appreciation.

          In making compensation decisions, the compensation committee regularly receives input from an independent compensation consulting firm engaged by the committee, Compensia. In addition to the data and advice provided by Compensia, the committee also considers input from the chief executive officer with respect to the performance and contributions of other members of the executive management team. Compensia provides the committee with data on executive compensation paid by a peer group of publicly traded companies in the software, education and training industries. This peer group, which is periodically reviewed and updated by the committee with the assistance of Compensia, consists of companies the committee believes are generally comparable to our company in terms of size, (based on revenue, profitability and/or number of employees) or industry and/or against which the committee believes we compete for executive talent. The benchmarking study’s peer group in the fiscal year ended January 31, 2008 (fiscal 2008) was comprised of 23 companies, including companies such as: Aspen Technology, Blackboard, Webex Communications, Akamai Technologies, Tibco Software, The Advisory Board, Learning Tree International, Kenexa and The Corporate Executive Board. Compensia also provides the compensation committee with information on market trends and developments in executive compensation and ideas for structuring executive compensation arrangements. In addition to the benchmarking data related to the peer group, the committee considers data with respect to the amount of compensation paid to each executive officer by compensation element for the prior four-year period. This enables the committee to evaluate historical pay rate changes, the amount of incentive compensation earned as a percentage of base pay, equity grant history and potential share ownership.
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
Base Salary
          Base salary is used to compensate executives for the normal performance of their duties, in light of their experience, skills, knowledge and responsibilities. In establishing base salaries for our executive officers, the compensation committee considers data from our benchmarking peer group, as well as a variety of other factors, including any contractual commitments to that individual, the seniority of the individual, the level of the individual’s responsibility, our ability to replace the individual, and the base salary of the individual at his prior employment, if applicable. Each of our executive officers, other than Mr. Amato, has an employment agreement dating from either 1998 or 2002 that provides for a minimum annual base salary (see “Employment Agreements and Potential Termination Payments” below). With the exception of Mr. Darcy (whose base salary for fiscal 2008 was equal to the minimum base salary provided for in his employment agreement), the current base salaries of those executives are in excess of their minimum base salaries as provided for in their employment agreements, and those employment agreements are not a significant factor in the compensation committee’s base salary decisions.
          Base salaries are reviewed at least annually by the compensation committee. For fiscal 2008, the committee reviewed a variety of industry information compiled by Compensia. The Compensia data suggested that base salary adjustments would be appropriate to more closely align our executives’ base salaries with the 25th percentile of the peer group data. Based on its review of peer group data compiled by Compensia and other factors described above, the committee determined that base salary adjustments in fiscal 2008 were appropriate to move the base salary levels of certain executive officers to the 25th percentile of the peer group data. The table set forth below shows the annual base salaries of our five executive officers listed in the Summary Compensation Table included later in this Annual Report on Form 10-K/A (referred to as the named executive officers), including (where applicable) the base salary increases approved by the compensation committee, which were approved contingent upon and effective upon the closing of our acquisition of Thomson NETg on May 14, 2007.

	Prior Base	Revised Base
Name	Salary	Salary
Charles E. Moran	$250,000	$372,000

Jerald A. Nine, Jr.	$225,000	$282,000

Thomas J. McDonald	$200,000	$252,000

Colm M. Darcy	$200,000	$200,000

Mark A. Townsend	$200,000	$200,000
          The compensation committee recently met to consider executive base salaries for the fiscal year ending January 31, 2009 (fiscal 2009). Based in part on recommendations provided to the committee by executive management, and given that certain base salary changes were implemented following the closing of our acquisition of Thomson NETg in May 2007, the committee determined that base salary adjustments would not be made for fiscal 2009.
Cash Incentive Bonuses
          The compensation committee establishes an executive incentive compensation program on an annual basis. This program typically provides for quarterly and annual cash bonuses. The quarterly incentive cash bonuses are intended to compensate executives for achievement of quarterly company financial objectives. The annual cash incentive bonuses are generally intended to compensate executives for the achievement of corporate strategic and financial objectives. Each executive officer is assigned a target bonus under the incentive compensation program, expressed as a percentage of the executive’s base salary, with more senior executives typically having a higher percentage. The target bonus is split between quarterly and annual bonus opportunities. The financial targets generally conform to the financial metrics contained in the internal operating plan adopted by the board of directors. The compensation committee approves the objectives on which bonus payments are based, the allocation of the target bonus between the quarterly and annual components and among the various performance objectives, and the formula for determining potential bonus amounts based on achievement of those objectives.
          The executive incentive compensation program for fiscal 2008 covered the five named executive officers. Each named executive officer was assigned a target bonus, expressed as a percentage of his annual base salary. The amount of the target bonuses were set by the compensation committee based on the benchmarking data provided by Compensia and the committee’s philosophy of setting total cash compensation (base salary and target bonus) at approximately the 50th percentile of the benchmarking peer group. For fiscal 2008, the target bonuses of three of our executive officers were increased in May 2007 by virtue of the base salary increases that took effect then. In addition, the target bonus of Mr. Moran was increased in May 2007 from 110% to 135% of his annual base salary. These target bonus increases were pro rated based on the portion of the year that the increased base salaries and, in the case of Mr. Moran, the increased target bonus percentage, were in effect. The table below shows the target bonuses for the named executive officers, both as a percentage of annual base salary and in dollars.

	As Percentage of
Name	Annual Base Salary	Pro Rated Amount

Charles E. Moran	110%/135%	$435,933

Jerald A. Nine, Jr.	85%	$225,569

Thomas J. McDonald	75%	$177,625

Colm M. Darcy	75%	$150,000

Mark A. Townsend	75%	$150,000
          For each named executive officer, 50% of his target bonus was allocated to quarterly bonus opportunities and 50% was allocated to annual bonus opportunities. The quarterly bonuses under the program were based on bookings objectives (50% of quarterly target bonus) and adjusted EBITDA objectives (50% of quarterly target bonus); the annual bonuses were based on revenue objectives (40% of annual target bonus), adjusted EBITDA objectives (40% of annual target bonus), and customer satisfaction objectives (20% of annual target bonus). For purposes of the incentive compensation program, adjusted EBITDA was defined as operating income, plus the amount of depreciation and amortization expense, stock-based compensation expense, restructuring charges and restatement-related expense. These performance metrics were selected by the compensation committee because the committee believes these are the key operating metrics that are the basis for driving shareholder value.
          The maximum bonus that could be earned was 150% of the target bonus and the minimum was 0%. For most performance metrics, three levels of targets were set, with 50% of the allocated target bonus payable if the first performance level (level 1) was attained, 100% of the allocated target bonus payable if the second performance level (level 2) was attained and 150% of the allocated target bonus payable if the third performance level (level 3) was attained.
          The compensation committee set the first quarter targets for each category of performance objectives at the beginning of fiscal 2008. Because of the pending Thomson NETG acquisition, which closed during the second quarter, the compensation committee did not set performance targets for the second, third or fourth quarters or fiscal 2008 as a whole at the beginning of fiscal 2008. Instead, the committee set the performance targets for the last two quarters and for fiscal 2008 in the third quarter of fiscal 2008, following the consummation of the Thomson NETg acquisition and the development of an operating plan for the combined company for the remainder of fiscal 2008. The committee was not able to approve second quarter performance targets for the combined company prior to the end of the second quarter due to the closing of the transaction during the quarter. Accordingly, the committee approved a discretionary payment of the level 2 bonus opportunity for the second quarter and reserved the right to pay the second quarter bonus opportunity at level 3 at the end of the year based on the company’s overall performance in fiscal 2008. The objectives included in the fiscal 2008 executive incentive compensation program were set at levels that were designed to be attainable if our business had what we consider to be a successful year, but were by no means certain or even probable of being attained.
          The bonuses actually paid under the fiscal 2008 executive incentive compensation program were 150% of the executive’s target bonus, as we attained level 3 performance with respect to all of the performance metrics in the program for the first, third and fourth quarters and fiscal 2008 as a whole, and based on the overall performance of the company in fiscal 2008, the committee approved a level 3 payment for the second quarter as well. The following tables illustrate our performance as compared to the quarterly and annual adjusted EBITDA targets and the annual revenue target.

Performance Metric	Level 3 Target	Actual Result
Q1 Adjusted EBITDA	$12.0 million or higher	$13.4 million
Q2 Adjusted EBITDA	n/a	$22.3 million
Q3 Adjusted EBITDA	$18.3 million or higher	$21.3 million
Q4 Adjusted EBITDA	$17.0 million or higher	$22.7 million
FY08 Adjusted EBITDA	$71.0 million or higher	$79.7 million
FY08 Revenue	$278.0 million or higher	$281.2 million
          We do not publicly disclose our bookings and we consider our bookings targets to be confidential information. For customer satisfaction, level 3 performance was a customer satisfaction level of 95% or higher as measured by a customer survey, which we exceeded.
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
          In December 2006, the compensation committee approved significant option grants to our executives, which were discussed in the “Compensation Discussion and Analysis” included in our 2007 Proxy Statement. No share options or other equity awards were granted to our named executive officers in fiscal 2008.
          Our board of directors has adopted policies for option grants by the Company. One of the primary purposes of these policies is to establish procedures for option grants that minimize the opportunity — or the perception of the opportunity — for us to time the grant of options in a manner that takes advantage of any material nonpublic information. Among the matters covered by these policies are the following:
•	All option grants will have an exercise price equal to the last reported sale price of our ADSs on NASDAQ on the date of grant.

•	Our chief executive officer can continue to make option grants to non-executive officers, subject to limitations imposed by the compensation committee.

•	Option grants to executive officers will be made only during a meeting of the compensation committee or the board of directors, and may not be approved by written consent.

•	Option grants to newly hired employees — whether made by the chief executive officer, the compensation committee or the board of directors — will be made on the first trading day of the month following their date of hire.

•	Options will not be granted by the compensation committee or the board of directors during the quarter-end blackout periods under our insider trading policy; provided that options may be approved during a meeting within a blackout period with the grant to be effective as of — and priced based on the trading price — two days after the end of the blackout period.

We do not have any share ownership guidelines for our executives.

Employee Benefits and Other Compensation
          We maintain broad-based benefits that are provided to all employees, including health and dental insurance, life and disability insurance and a 401(k) plan. Executives are eligible to participate in all of our employee benefit plans, in each case on the same basis as other employees. Under our 401(k) plan, we match 100% of the employees’ 401(k) contribution up to 3% of eligible compensation, subject to various limitations (including a limit of $2,400 per employee annually).
          In addition, our chief financial officer, Tom McDonald, does not reside in New England. Consequently, we make available to him housing and a car when he is in New Hampshire. We also reimburse Mr. McDonald for the expenses associated with his travel to and from New Hampshire. For additional information regarding these benefits, please refer to the Summary Compensation Table below and the narrative description that follows.
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
          We do not consider specific amounts payable under these arrangements when establishing annual compensation. We do believe, however, that providing these severance benefits helps us compete for and retain executive talent.
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
Executive Compensation
     The following table sets forth the total compensation for the fiscal years ended January 31, 2007 (fiscal 2007) and January 31, 2008 (fiscal 2008) for our principal executive officer, our principal financial officer and our other three most highly compensated executive officers who were serving as executive officers on January 31, 2008. We refer to these officers as our named executive officers.

SUMMARY COMPENSATION TABLE

						Non-Equity
						Incentive
Name and				Stock	Option	Plan	All Other
Principal	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)(1)	($)(2)	($)(3)	($)

Charles E. Moran,	2008	$335,146	—	—	$1,607,804	$653,901	$10,334	$2,607,185
President and CEO	2007	$250,000	—	—	$1,025,428	$412,500	$8,216	$1,696,144

Thomas J. McDonald,	2008	$236,292	—	—	$643,121	$266,438	$53,581	$1,199,432
Chief Financial Officer and Executive Vice President	2007	$200,000	—	—	$543,165	$225,000	$48,462	$1,016,627

Jerald A. Nine, Jr.,	2008	$264,781	—	—	$964,683	$338,354	$8,603	$1,576,421
Chief Operating Officer	2007	$225,000	—	—	$648,502	$284,875	$7,735	$1,168,112

Mark A. Townsend,	2008	$200,000	—	—	$321,559	$225,000	$7,026	$753,585
Executive Vice President, Technology	2007	$200,000	—	—	$493,237	$225,000	$7,254	$925,491

Colm M. Darcy,	2008	$200,000	—	—	$321,559	$225,000	$5,495	$752,054
Executive Vice President, Content Development	2007	$200,000	—	—	$183,076	$225,000	$6,485	$614,561

(1)	The amounts in this column reflect the dollar amount computed for financial statement reporting purposes for fiscal 2007 and 2008, in accordance with SFAS 123R, of stock options granted under our equity plans and include amounts from stock options granted in and prior to the fiscal year in question. There can be no assurance that the SFAS 123R amounts will ever be realized. The assumptions we used to calculate these amounts are included in Note 2 to our audited financial statements for fiscal 2008, included in our Annual Report on Form 10-K for fiscal 2008. Generally, these options vest as to 25% of the shares subject to the option on the first anniversary of the date of grant and 1/48th of the shares subject to the option at the end of each one month period thereafter over the remaining 36 months. Each option has a term of ten or seven years, and generally expires shortly following the termination of the executive’s employment. In addition, as described below under “Employment Agreements and Potential Termination Payments”, the executive may elect to extend the vesting and exercisability of these options following employment termination under certain circumstances.

(2)	The amounts in this column reflect cash bonus awards earned by our named executive officers for performance under our executive incentive compensation programs. See “Compensation Discussion and Analysis — Components of our Executive Compensation Program — Cash Incentive Bonuses” above for a description of the fiscal 2008 program.

(3)	All Other Compensation is comprised of the following:

				Defined
	Fiscal	Personal	Life Insurance	Contribution
Name	Year	Benefits (a)	Premiums (b)	Plans (c)	Vacation (d)
Charles E. Moran	2008	—	$780	$2,400	$7,154
	2007	—	1,008	2,400	4,808
Thomas J. McDonald	2008	45,555	780	2,400	4,846
	2007	41,208	1,008	2,400	3,846
Jerald A. Nine, Jr.	2008	—	780	2,400	5,423
	2007	—	1,008	2,400	4,327
Mark A. Townsend	2008	—	780	2,400	3,846
	2007	—	1,008	2,400	3,846
Colm M. Darcy	2008	—	780	2,400	2,315
	2007	—	1,008	2,400	3,077

(a)	The personal benefits for Thomas J. McDonald include $8,160 and $9,000 for use of an apartment leased by SkillSoft for fiscal 2007 and 2008, respectively, $5,350 and $4,920 for use of a company-leased vehicle for fiscal 2007 and 2008, respectively, $17,276 and $19,586 for personal travel for fiscal 2007 and 2008, respectively and $10,422 and $12,049 for reimbursement of tax obligations related to such personal benefits for fiscal 2007 and 2008, respectively.

(b)	Represents premiums paid for life insurance for which the named executive officer is the named beneficiary.

(c)	Reflects amounts paid pursuant to SkillSoft’s 401-K matching program, with limits of $100 per pay period up to a maximum of $2,400 per year.

(d)	Includes amounts paid in fiscal 2007 and 2008 as accrued and unused vacation time per SkillSoft’s policy.
     The following table sets forth information concerning each grant of an award made to a named executive officer during fiscal 2008 under a non-equity incentive plan. We did not make any equity awards to our named executive officers during fiscal 2008.
GRANTS OF PLAN-BASED AWARDS

	Estimated Future Payouts Under Non-
	Equity Incentive Plan Awards
	(1)
	Threshold	Target	Maximum
Name	($)(2)	($)(3)	($)(4)
Charles E. Moran	149,713	435,933	653,901
Thomas J. McDonald	61,421	177,625	266,438
Jerald A. Nine, Jr.	78,006	225,969	338,954
Mark A. Townsend	52,125	150,000	225,000
Colm M. Darcy	52,125	150,000	225,000

(1)	Reflects the threshold, target and maximum cash award amounts under our fiscal 2008 executive incentive compensation program. The amounts actually paid to the named executive officers under our fiscal 2008 executive incentive compensation program are shown above in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

(2)	Reflects the total minimum amount that could have been earned if the minimum targets for all of the quarterly and annual metrics had been achieved.

(3)	Reflects the total amount that could have been earned if the targeted quarterly and annual metrics had been achieved.

(4)	Reflects the total maximum amount that could have been earned if the targets for all of the quarterly and annual metrics had been achieved.
Information Relating to Equity Awards and Holdings
     The following table sets forth information concerning share options that have not been exercised and equity incentive plan awards for each of the named executive officers as of January 31, 2008. The named executive officers do not hold any restricted shares.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards (10)
				Equity
				Incentive
				Plan
				Awards:
	Number of		Number of	Number of
	Securities		Securities	Securities
	Underlying		Underlying	Underlying
	Unexercised		Unexercised	Unexercised	Option	Option
	Options (#)		Options (#)	Unearned	Exercise	Expiration
Name	Exercisable		Unexercisable	Options (#)	Price ($)	Date (10)
Charles E. Moran	710,219	(1)			$6.36	9/27/2011
	994,438	(2)			$4.06	8/16/2012
	541,666	(3)	1,458,334 (3)		$6.41	12/5/2013

Thomas J. McDonald	236,739	(1)			$6.36	9/27/2011
	946,959	(2)			$4.06	8/16/2012
	216,666	(3)	583,334 (3)		$6.41	12/5/2013

Jerald A. Nine, Jr.	232,859	(1)			$6.36	9/27/2011
	783,063	(2)			$4.06	8/16/2012
	325,000	(3)	875,000 (3)		$6.41	12/5/2013

Mark A. Townsend	78,913	(1)			$6.36	9/27/2011
	891,977	(2)			$4.06	8/16/2012
	108,333	(3)	291,667 (3)		$6.41	12/5/2013

Colm M. Darcy	8,855	(4)			$9.94	12/9/2008
	32,645	(5)			$16.44	7/2/2009
	50,000	(6)			$19.06	4/5/2011
	54,167	(7)			$5.55	5/8/2012
	186,700	(8)			$3.30	7/12/2012
	29,167	(9)			$4.25	9/6/2012
	108,333	(3)	291,667 (3)		$6.41	12/5/2013

(1)	These options were granted on September 27, 2001. The options vested as to 1/48th of the shares subject to the option at the end of each successive one month period following the grant date over 48 months.

(2)	These options were granted on August 16, 2002. The options vested as to 25% of the shares subject to the option on August 16, 2003 and 1/48th of the shares subject to the option at the end of each one month period following the first anniversary of the grant date over the remaining 36 months. In addition, the shares subject to this option were allocated as incentive stock options to the extent permissible under the Internal Revenue Code.

(3)	These options were granted on December 5, 2006. The options vest as to 25% of the shares subject to the option on December 5, 2007 and 1/48th of the shares subject to the option at the end of each one month period following the first anniversary of the grant date over the remaining 36 months.

(4)	These options were granted on December 9, 1998. The options vested as to 25% of the shares subject to the option on December 9, 1999, 25% of the shares subject to the option on December 9, 2000, and 1/48th of the shares subject to the option at the end of each one month period following the second anniversary of the grant date over the remaining 24 months.

(5)	These options were granted on July 2, 1999. The options vested as to 25% of the shares subject to the option on July 2, 2000, 25% of the shares subject to the option on July 2, 2001, and 1/48th of the shares subject to the option at the end of each one month period following the second anniversary of the grant date over the remaining 24 months.

(6)	These options were granted on April 5, 2001. The options vested as to 25% of the shares subject to the option on January 15, 2002, 25% of the shares subject to the option on January 15, 2003, and 1/48th of the shares subject to the option at the end of each one month period following the second anniversary of the grant date over the remaining 24 months.

(7)	These options were granted on May 8, 2002. The options vested as to 25% of the shares subject to the option on December 31, 2002 and 1/48th of the shares subject to the option at the end of each one month period following the first anniversary of the grant date over the remaining 36 months. In addition, the shares subject to this option were allocated as incentive stock options to the extent permissible under the Internal Revenue Code.

(8)	These options were granted on July 12, 2002. The options vested as to 25% of the shares subject to the option on July 7, 2003 and 1/48th of the shares subject to the option at the end of each one month period following the first anniversary of the grant date over the remaining 36 months.

(9)	These options were granted on September 6, 2002. The options vested as to 25% of the shares subject to the option on September 6, 2003 and 1/48th of the shares subject to the option at the end of each one month period following the first anniversary of the grant date over the remaining 36 months.

(10)	Each option has a term of seven or ten years, and generally expires shortly following the termination of the executive’s employment. In addition, as described below under “Employment Agreements and Potential Termination Payments”, the executive may elect to extend the vesting and exercisability of these options following employment termination under certain circumstances.
         None of our named executive officers exercised options in fiscal 2008, and none of our named executive officers hold any restricted stock awards.
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
     Thomas J. McDonald’s Employment Agreement. Thomas J. McDonald is a party to an employment agreement dated February 2, 1998 with our predecessor corporation, SkillSoft Corporation. Under the terms of the employment agreement, Mr. McDonald is entitled to receive a base salary of $135,000, which may be increased in accordance with our regular salary review practices. Mr. McDonald’s current base salary is $252,000. Mr. McDonald is also entitled to participate in any bonus plans that SkillSoft may establish for its senior executives. Either we or Mr. McDonald may terminate the employment agreement at will for any reason upon three months prior notice in the case of termination by us, or upon two months prior notice in the case of termination by Mr. McDonald. If Mr. McDonald’s employment is terminated for any reason or if he resigns with good reason, as defined in his employment agreement, he will be entitled to continuation of salary and benefits for a period of six months after the date of termination. In addition, in the event of such a termination, Mr. McDonald’s stock options will continue to vest and be exercisable if he performs consulting services for us of up to ten hours per week during the six months following termination.

     Jerald A. Nine Jr.’s Employment Agreement. In connection with our merger with SkillSoft Corporation, we entered into an employment agreement, effective on September 6, 2002, the date of completion of the merger, with Jerald A. Nine, to employ Mr. Nine as our Executive Vice-President, Content Solutions and General Manager Books Division. Mr. Nine’s employment agreement provides for a cash compensation plan that reflects the level established by our Board of Directors for the then current fiscal year. Mr. Nine’s employment agreement provides that he will be paid a base salary of $200,000 per year to be reviewed for increases at least annually by the Board of Directors. Mr. Nine’s current base salary is $282,000. In addition, Mr. Nine will be entitled to receive an annual performance bonus based on performance metrics established by the Board of Directors. Mr. Nine’s employment is at-will, but if Mr. Nine’s employment is terminated without cause or if he resigns with good reason, as defined in his employment agreement, he will be entitled to receive a payment equal to the sum of his base salary plus the then maximum performance bonus for a period of one year. In addition, if Mr. Nine is terminated without cause or if he resigns with good reason, he may elect to continue vesting of the options granted to him for a period of one year. If Mr. Nine’s termination is voluntary (other than for good reason) or we terminate him for cause, the covenant not to solicit employees and the covenant not to compete will extend for a period of one year after the termination of his employment.
     Mark A. Townsend’s Employment Agreement. Mark A. Townsend is a party to an employment agreement dated January 12, 1998 with our predecessor corporation, SkillSoft Corporation. Under the terms of the employment agreement, Mr. Townsend is entitled to receive a base salary of $145,000, which may be increased in accordance with our regular salary review practices. Mr. Townsend’s current base salary is $200,000. Mr. Townsend is also entitled to participate in any bonus plans that SkillSoft may establish for its senior executives. Either we or Mr. Townsend may terminate the employment agreement at will for any reason upon three months prior notice in the case of termination by us, or upon two months prior notice in the case of termination by Mr. Townsend. If Mr. Townsend’s employment is terminated for any reason or if he resigns with good reason, as defined in his employment agreement, he will be entitled to continuation of salary and benefits for a period of six months after the date of termination. In addition, in the event of such a termination, Mr. Townsend’s stock options will continue to vest and be exercisable if he performs consulting services for us of up to ten hours per week during the six months following termination.
     Colm M. Darcy’s Employment Agreement. In connection with our merger with SkillSoft Corporation, we entered into an employment agreement, effective on September 6, 2002, the date of completion of the merger, with Mr. Darcy, to employ him as our Executive Vice President, Content Development. Mr. Darcy’s employment agreement provides that he will be paid a base salary of $200,000 per year to be reviewed for increases at least annually by the Board of Directors and that his participation in SkillSoft’s benefit plans shall be at the SkillSoft’s expense. Mr. Darcy’s current base salary is $200,000. Pursuant to the employment agreement, on September 6, 2002, we granted Mr. Darcy an option to purchase an aggregate of 50,000 shares at an exercise price of $4.25 per share. The option grant vested as to 25% of the shares on September 6, 2003 and vests thereafter in 48 equal monthly installments on each monthly anniversary of the date of the grant. Mr. Darcy will also be reimbursed for certain supplemental travel expenses for him and his wife. In addition, Mr. Darcy will be entitled to receive relocation expense reimbursement in the event Mr. Darcy either relocates to Ireland at our request or returns there within three months after his employment is terminated without cause or if he resigns with good reason, each as defined in his employment agreement. Mr. Darcy’s employment is at-will, but if his employment is terminated without cause or if he resigns with good reason, he will be entitled to receive a payment equal to the sum of $75,000 plus his base salary for a period of six months after the date of termination. In addition, if Mr. Darcy is terminated without cause or if he resigns with good reason, he may elect to continue vesting of the options granted to him for a period of six months after the date of termination, if he agrees to be bound by the nonsolicitation and noncompete provisions contained in his employment agreement. The employment agreement also includes a covenant not to solicit employees and a covenant not to compete for a period extending until the later of six months after the termination of his employment and September 6, 2006, if Mr. Darcy’s termination is voluntary (other than for good reason) or we terminate him for cause.

     The table below shows the benefits potentially payable to each of our named executive officers if he were to be terminated without cause or resign for good reason, or in the case of Messrs. McDonald and Townsend, if he is terminated for any reason or resigns for good cause. These amounts are calculated on the assumption that the employment termination took place on January 31, 2008.

			Extended
	Severance Payments		Vesting of
	Base Salary	Target Bonus	Options (1)	Benefits	Total
Name	$	$	$	$	$
Charles E. Moran	372,000	502,200	1,598,550	—	2,472,750
Thomas J. McDonald	126,000	—	319,710	3,198	448,908
Jerald A. Nine, Jr.	282,000	239,700	959,130	—	1,408,830
Mark A. Townsend	100,000	—	159,855	9,507	269,362
Colm M. Darcy	175,000	—	159,855	—	334,855

(1)	These options would continue to vest for a specified period of time following the termination event. We calculated a Black-Scholes value for the options for the extended period of time following the termination event and have presented this incremental value in the above table.
Compensation of Directors
     Prior to November 1, 2007, each director who was not an employee of SkillSoft (each, an “Outside Director”) received cash compensation as follows:
•	each Outside Director received an annual retainer of $30,000;

•	the chairman of each of the Audit Committee and the Compensation Committee received an additional annual retainer of $7,500; and

•	each Outside Director who was a member of any standing committee (a “Committee”) of the Board of Directors received a payment of $2,000 per Board or Committee meeting attended up to a maximum of six meetings per year (including by conference telephone) beyond regularly scheduled meetings (i.e. a maximum additional payment of $12,000), provided that only one meeting payment would be made in the event such additional meetings of the Board of Directors and one or more Committee were held on the same day.
     On September 27, 2007, our shareholders approved the following cash compensation effective November 1, 2007:
•	each Outside Director receives an annual retainer of $30,000;

•	the chairman of the Audit Committee receives an additional annual retainer of $20,000;

•	the chairman of each of the Compensation Committee and the Nominating and Corporate Governance Committee receives an additional annual retainer of $7,500; and

•	each Outside Director who is a member of any Committee of the Board of Directors receives an additional payment of $2,000 per Board or Committee meeting attended up to a maximum of ten meetings per year (including by conference telephone) beyond regularly scheduled meetings (i.e. a maximum additional payment of $20,000), provided that only one meeting payment would be made in the event such additional meetings of the Board of Directors and one or more Committee were held on the same day.
     Any director who is in office only for a portion of a fiscal year shall only be entitled to be paid a pro-rated portion of such remuneration reflecting such portion of the year during which he held office.
     We also reimburse directors for expenses incurred in attending meetings of the Board of Directors and Committees and for certain company-approved continuing education expenses.

     We currently have five Outside Directors, each of whom is eligible for cash remuneration as described above: P. Howard Edelstein, Stewart K.P. Gross, James S. Krzywicki, William F. Meagher, Jr. and Dr. Ferdinand von Prondzynski. Mr. Meagher is the chair of the Audit Committee and Mr. Gross is the chair of the Compensation Committee and the Nominating and Corporate Governance Committee. As such, Messrs. Meagher and Gross received the additional retainer amounts described above (pro rated for the balance of fiscal 2008 as a result of the November 1, 2007 effective date).
     In addition to the annual retainer and the payments described above, we grant Outside Directors compensation in the form of share options for their services as members of the Board of Directors. On September 27, 2007, our shareholders also approved changes to the number of share options granted to Outside Directors, effective November 1, 2007. Prior November 1, 2007, on initial election to the Board of Directors, each new Outside Director received an option to purchase 25,000 ordinary shares under our 2001 Outside Director Option Plan (the “Director Plan”). Each Outside Director who has been a director for at least six months received an option to purchase 10,000 ordinary shares on January 1st of each year.
     Beginning on November 1, 2007, on initial election to the Board of Directors, each new Outside Director receives an option to purchase 50,000 ordinary shares (the “Initial Grant”) under our Director Plan. Each Outside Director who has been a director for at least six months receives an option to purchase 20,000 ordinary shares on January 1st of each year (the “Annual Grant”).
     All options granted under the Director Plan have a term of ten years and an exercise price equal to the fair market value of the ordinary shares on the date of grant. The Initial Grant becomes exercisable as to one-third of the shares subject to the option on each of the first three anniversaries of the date of grant, provided the Outside Director remains a director on such dates. The Annual Grant becomes fully exercisable on the first anniversary of the date of grant, provided the Outside Director remains a director on such date. Upon exercise of an option, the Outside Director may elect to receive his ordinary shares in the form of ADSs. After termination as an Outside Director, an optionee may exercise an option during the period set forth in his option agreement. If termination is due to death or disability, the option will remain exercisable for 12 months. In all other cases, the option will remain exercisable for a period of three months. However, an option may never be exercised later than the expiration of its ten-year term. An Outside Director may not transfer options granted under the Director Plan other than by will or the laws of descent and distribution. Only the Outside Director may exercise the option during his lifetime. In the event of a merger of SkillSoft with or into another corporation or a sale of substantially all of SkillSoft’s assets, the successor corporation may assume, or substitute a new option in place of, each option. If such assumption or substitution occurs, the options will continue to be exercisable according to the same terms as before the merger or sale of assets. Following such assumption or substitution, if an Outside Director is terminated other than by voluntary resignation, the option will become fully exercisable and generally will remain exercisable for a period of three months. If the outstanding options are not assumed or substituted for, the Board of Directors will notify each Outside Director that he has the right to exercise the option as to all shares subject to the option for a period of 30 days following the date of the notice. The option will terminate upon the expiration of the 30-day period. Unless terminated sooner, the Director Plan will automatically terminate in 2011. The Board of Directors has the authority to amend, alter, suspend, or discontinue the Director Plan, but no such action may adversely affect any grant previously made under the Director Plan.
     On January 1, 2008, Messrs. Meagher, Edelstein, Gross and Krzywicki and Dr. von Prondzynski each were granted an option to purchase 20,000 ordinary shares at an exercise price of $9.56 per share. Each such option was in accordance with the terms of the Director Plan described above.

     The following table sets forth information concerning the compensation of our Outside Directors for fiscal 2008.
OUTSIDE DIRECTOR COMPENSATION

					Change in Pension
	Fees				Value and
	Earned or				Nonqualified
	Paid in	Stock	Option	Non-Equity	Deferred	All Other
	Cash	Awards	Awards	Incentive Plan	Compensation	Compensation	Total
Name	($)	($)	($) (1)	Compensation ($)	Earnings ($)	($)	($)
P. Howard Edelstein	$40,000	—	$59,395	—	—	$500,000	$599,395
Stewart K.P. Gross	$55,375	—	$59,395	—	—	—	$114,770
James S. Krzywicki	$46,000	—	$59,395	—	—	—	$105,395
Ferdinand von Prondzynski	$46,000	—	$59,395	—	—	—	$105,395
William F. Meagher, Jr.	$56,625	—	$97,242	—	—	—	$153,867

(1)	The amounts in this column reflect the dollar amount computed for financial statement reporting purposes for fiscal 2008, in accordance with SFAS 123R, of stock options granted under our equity plans and include amounts from stock options granted in and prior to fiscal 2008. There can be no assurance that the SFAS 123R amounts will ever be realized. The assumptions we used to calculate these amounts are included in Note 2 to our audited financial statements for fiscal 2008, included in our Annual Report on Form 10-K for fiscal 2008 filed on March 31, 2008.

As of January 31, 2008, each Outside Director holds options for the following aggregate number of shares:

Number of Shares
Underlying
Outstanding Share
Name	Options
P. Howard Edelstein	85,000
Stewart K.P. Gross	85,000
James S. Krzywicki	205,000
Ferdinand von Prondzynski	85,000
William F. Meagher, Jr.	75,000

     The number of shares underlying share options granted to our Outside Directors in fiscal 2008 and the grant date fair value of such share options are as follows:

		Number of Shares
		Underlying Share	Grant Date Fair Value
	Grant	Option Grants in	of Share Option Grants
Name	Date	Fiscal 2008	in Fiscal 2008
P. Howard Edelstein	1/1/2008	20,000	$93,052
Stewart K.P. Gross	1/1/2008	20,000	$93,052
James S. Krzywicki	1/1/2008	20,000	$93,052
Ferdinand von Prondzynski	1/1/2008	20,000	$93,052
William F. Meagher, Jr.	1/1/2008	20,000	$93,052
Compensation Committee Interlocks and Insider Participation
     During the fiscal year ended January 31, 2008, the members of the Compensation Committee of our Board of Directors were Messrs. Gross (Chair) and Krzywicki. No executive officer of SkillSoft has served as a director or member of the compensation committee of any other entity whose executive officers served as a director or member of the Compensation Committee of SkillSoft. During fiscal 2008, no member of the Compensation Committee had any relationship with us requiring disclosure under Item 404 of Regulation S-K of the Exchange Act.
Compensation Committee Report
     The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with SkillSoft’s management. Based on this review and discussion, the Compensation Committee recommended to SkillSoft’s Board of Directors that the Compensation Discussion and Analysis be included in this proxy statement.
     By the Compensation Committee of the Board of Directors:
Stewart K.P. Gross
James S. Krzywicki
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth certain information as of April 30, 2008, with respect to the beneficial ownership of our ADSs by:
•	each person known to SkillSoft to own beneficially more than 5% of our outstanding securities;

•	each director;

•	our named executive officers; and

•	the current directors and executive officers of SkillSoft as a group.
     The number of ADSs beneficially owned by each 5% shareholder, director or executive officer is determined under rules of the SEC. Under such rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any ADSs representing the ordinary shares which the individual has the right to acquire on or before June 29, 2008 through the exercise of share options, and any reference in the footnotes to this table to shares subject to share options refers only to share options that are so exercisable. For purposes of computing the percentage of outstanding ADSs held by each person or entity, any shares which that person or entity has the right to acquire on or before June 29, 2008 are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, each person or entity has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.
     As of April 30, 2008, we had 112,836,816 ordinary shares outstanding. Our shareholders may elect to hold their respective shares of our outstanding securities in the form of ordinary shares or ADSs. In addition, holders of options to purchase ordinary shares of SkillSoft may, upon exercise of their options, elect to receive such ordinary shares in the form of ADSs. The 5% shareholders, directors and executive officers identified in the following table hold their respective shares of SkillSoft outstanding securities in the form of ADSs.

	Amount and Nature of
	Beneficial Ownership
		Percentage
Name and Address of Beneficial Owner	ADSs	Owned
5% Shareholders
Columbia Wanger Asset Management, L.P. (1)	22,174,500	19.6
Westfield Capital Management Company LLC (2)	8,312,699	7.4
Wells Fargo & Company (3)	7,078,591	6.3
Capital World Investors (4)	6,500,000	5.8
Directors
Charles E. Moran (5)	3,185,320	2.8
James S. Krzywicki (6)	175,500	*
Ferdinand von Prondzynski (7)	62,510	*
P. Howard Edelstein (8)	62,500	*
Stewart K.P. Gross (9)	62,500	*
William F. Meagher, Jr. (10)	53,500	*
Other Named Executive Officers
Jerald A. Nine, Jr. (11)	1,743,642	1.5
Mark A. Townsend (12)	1,556,491	1.4
Thomas J. McDonald (13)	1,553,018	1.4
Colm M. Darcy (14)	308,289	*
All current directors and executive officers as a group (11 persons)(15)	8,885,770	7.4

*	Less than 1%

(1)	On January 29, 2008, Columbia Wanger Asset Management, L.P. (“WAM”) filed Amendment No. 7 to Schedule 13G with the SEC reporting beneficial ownership with respect to 22,174,500 ADSs, consisting of 20,774,500 ADSs for which WAM has sole voting power, 1,400,000 for which WAM has shared voting power and 22,174,500 ADSs for which WAM has sole dispositive power. This information is reported in reliance on such filing. WAM is an investment adviser in accordance with Rule 13d-1(b)(1)(ii)(E) under the Exchange Act. The shares reported include the shares held by Columbia Acorn Trust (“Acorn”), a Massachusetts business trust that is a discretionary client of WAM. Acorn holds 17.1% of our shares. WAM and Acorn file jointly pursuant to a Joint Filing Agreement dated January 29, 2008 among WAM and Acorn. The address of WAM is 227 West Monroe Street, Suite 3000, Chicago, Illinois 60606.

(2)	On January 10, 2008, Westfield Capital Management, Co., LLC (“Westfield Capital”) filed Amendment No. 4 to Schedule 13G with the SEC reporting beneficial ownership with respect to 8,312,699 ADSs, consisting of 5,682,758 ADSs for which Westfield Capital has sole voting power and 8,312,699 ADSs for which Westfield Capital has sole dispositive power. This information is reported in reliance on such filing. None of these shares are owned of record by Westfield Capital, and are owned of record by certain mutual funds, institutional accounts and/or separate accounts managed by Westfield Capital as an investment advisor. Westfield Capital is an investment adviser in accordance with Rule 13d-1(b)(1)(ii)(E) of the Exchange Act. Westfield Capital disclaims any beneficial interest in such shares. The address of Westfield Capital is 1 Financial Center, Boston, Massachusetts 02111.

(3)	On February 6, 2008, Wells Fargo & Company (“Wells Fargo”) filed a Schedule 13G with the SEC reporting beneficial ownership with respect to 7,078,591 ADSs, consisting of 5,082,271 ADSs for which Wells Fargo has sole voting power and 7,078,591 ADSs for which Wells Fargo has sole dispositive power. This information is reported in reliance on such filing. Wells Fargo is a holding company in accordance with Rule 13d-1(b)(1)(ii) under the Exchange Act. The shares reported include the shares held by Wells Capital Management Incorporated (“Wells Capital”), a subsidiary of Wells Fargo. Wells Capital holds 5.1% of our shares. The address of Wells Fargo is 420 Montgomery Street, San Francisco, California 94163.

(4)	On February 11, 2008, Capital World Investors (“Capital World”), a division of Capital Research and Management Company, filed a Schedule 13G with the SEC reporting beneficial ownership with respect to 6,500,000 ADSs. This information is reported in reliance on such filing. Capital World is deemed to be the beneficial owner of 6,500,000 shares as a result of Capital Research Management Company acting as investment adviser to various investment companies. The address of Capital World is 333 South Hope Street, Los Angeles, California 90071.

(5)	Represents 2,145,657 ADSs issuable upon exercise of share options held by Mr. Moran, 11 ADSs held by Mr. Moran’s wife, 2,367 ADSs held in a family trust of which Mr. Moran is a trustee, and 1,037,285 ADSs beneficially owned by Mr. Moran’s wife, as trustee of various trusts for the benefit of Mr. Moran’s children.

(6)	Includes 172,500 ADSs issuable upon exercise of share options held by Mr. Krzywicki.

(7)	Includes 62,500 ADSs issuable upon exercise of share options held by Dr. von Prondzynski.

(8)	Represents 62,500 ADSs issuable upon exercise of share options held by Mr. Edelstein.

(9)	Represents 62,500 ADSs issuable upon exercise of share options held by Mr. Gross.

(10)	Includes 52,500 ADSs issuable upon exercise of share options held by Mr. Meagher.

(11)	Includes 1,405,922 ADSs issuable upon exercise of share options held by Mr. Nine and 287,399 ADSs held by Mr. Nine’s wife as trustee of the Kimberly M. Nine Revocable Trust. Mr. Nine disclaims beneficial ownership of the shares held in trust.

(12)	Includes 1,048,940 ADSs issuable upon exercise of share options held by Mr. Townsend and 58,785 ADSs beneficially owned by Mr. Townsend’s wife as trustee of the MCM Trust. Mr. Townsend disclaims beneficial ownership of the shares held in trust.

(13)	Includes 1,483,698 ADSs issuable upon exercise of share options held by Mr. McDonald, 1,953 ADSs beneficially owned by Mr. McDonald’s wife, as trustee for the benefit of Mr. McDonald’s family and 1,953 owned by Mr. McDonald’s daughter. Mr. McDonald disclaims beneficial ownership of the shares held in trust and by his daughter.

(14)	Represents 308,289 ADSs issuable upon exercise of share options held by Mr. Darcy.

(15)	Includes 6,927,506 ADSs issuable upon exercise of share options by all current directors and officers as a group.

     Equity Compensation Plan Information
     The following table provides information about the ordinary shares authorized for issuance under our equity compensation plans as of January 31, 2008.

(c)
Number of
Shares
	(a)		Remaining
	Number of	(b)	Available for
	Shares to be	Weighted-	Future Issuance
	Issued upon	average Exercise	under Equity
	Exercise of	Price of	Compensation
	Outstanding	Outstanding	Plans (Excluding
	Options,	Options,	Securities
	Warrants and	Warrants and	Reflected in
Plan Category(1)	Rights	Rights	Column (a))
Equity compensation plans approved by security holders	6,641,445 (2)	$6.68 (2)	4,044,695 (3)

Equity compensation plans not approved by security holders	3,181,851 (4)	11.32	—

Total	9,823,296	$8.18	4,044,695

(1)	This table excludes an aggregate of 6,807,467 ordinary shares issuable upon exercise of options that we assumed in connection with our merger with SkillSoft Corporation. The weighted average exercise price of the excluded options is $5.43 per share. We assumed the SkillSoft Corporation 1998 Stock Incentive Plan, 1999 Non-Employee Director Stock Option Plan, 2001 Stock Incentive Plan and Books24x7.com, Inc. 1994 Stock Option Plan only insofar as they related to options outstanding under the plans at the time of the merger, and we may not grant any future options under any of those plans.

(2)	Excludes ordinary shares issuable under our 2004 Employee Stock Purchase Plan in connection with the current offering period; such ordinary shares are included in column (c).

(3)	Consists of 2,114,513 ordinary shares reserved for issuance under the 2002 Share Option Plan (the “2002 Plan”), 1,631,432 ordinary shares reserved for issuance under the 2004 Employee Share Purchase Plan and 298,750 ordinary shares reserved for issuance under the 2001 Outside Director Plan.

(4)	Consists of 3,181,763 ordinary shares subject to outstanding options under our 1996 Supplemental Stock Plan (the “1996 Plan”) and 88 ordinary shares subject to outstanding options under the Knowledge Well Group Limited 1998 Share Option Plan (the “Knowledge Well Group 1998 Plan”).
     A description of the material terms of the 1996 Plan, the ForeFront 1996 Director Plan, the ForeFront 1996 Plan, the Knowledge Well 1998 Plan and the Knowledge Well Group 1998 Plan is included in Note 9 to our consolidated financial statements filed as part of this Annual Report on Form 10-K for fiscal 2008 and is incorporated herein by reference.
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
     The son-in-law of Charles Moran, our Chairman, President and Chief Executive Officer, is employed in our sales organization and receives annual compensation in excess of $120,000 (consistent with others in similar roles). This individual was hired before becoming Mr. Moran’s son-in-law. Mr. Moran does not participate in the supervision of or compensation decisions regarding this individual, and we believe the compensation of this individual is fair and commensurate with what it would be if he had no relationship to Mr. Moran.
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
Item 14. Principal Accountant Fees and Services
Auditors’ Fees
     The following table summarizes the fees of Ernst & Young, our registered public accounting firm, billed to us for each of the last two fiscal years.

	Fiscal Year Ended	Fiscal Year Ended
Fee Category	January 31, 2008	January 31, 2007
Audit Fees(1)	$1,853,000	$1,616,425

Audit-Related Fees(2)	252,835	456,550

Tax Fees(3)	634,500	260,000

Total Fees	$2,740,335	$2,332,975

(1)	Audit fees consist of fees for the audit of our financial statements, the audit of our internal control over financial reporting as set forth in Section 404 of the Sarbanes-Oxley Act, the review of the interim financial statements in our quarterly reports on Form 10-Q, other professional services provided or accrued for in connection with statutory and regulatory filings or engagements for the fiscal years ended January 31, 2008 and January 31, 2007.

(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees.” These services relate to accounting consultations and employee benefit plan audits. Due diligence and related work performed in connection with the acquisition of NETg, which closed on May 14, 2007, totaled approximately $440,000 and $271,000 for the years ended January 31, 2007 and 2008, respectively.

(3)	Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to preparation of original and amended tax returns and claims for refunds, accounted for $167,500 of the total tax fees billed in the fiscal year ended January 31, 2008 and $165,000 of the total tax fees billed in the fiscal year ended January 31, 2007. Tax advice and tax planning services relate to a transfer pricing analysis, tax advice, assistance with tax audits and appeals, tax advice related to mergers and acquisitions, employee benefit plans and requests for rulings or technical advice for taxing authorities.
Pre-approval Policies and Procedures
     The Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our registered public accounting firm. These policies and procedures generally provide that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) Documents Filed as a Part of our Annual Report on Form 10-K filed with the SEC on March 31, 2008:
     1. Financial Statements. The following documents are filed as Appendix B to our Annual Report on Form 10-K filed with the SEC on March 31, 2008 and are included as part of such report:
     Financial Statements:
     Report of Independent Registered Public Accounting Firm
     Consolidated Balance Sheets
     Consolidated Statements of Operations
     Consolidated Statements of Stockholders’ Equity and Comprehensive Loss
     Consolidated Statements of Cash Flows
     Notes to the Consolidated Financial Statements
     2. Financial Statement Schedules. All Financial Statement Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included in our Annual Report on Form 10-K filed with the SEC on March 31, 2008.
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

Date: May 23, 2008

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

Exhibit
No.	Title

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

10.19
Form of Director Option Agreement for initial grants under the 2001 Director Option Plan (Incorporated by reference to Exhibit 99.2 to SkillSoft PLC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 4, 2006 (File No. 000-25674)).

10.20**
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

10.22**
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

21.1	List of Significant Subsidiaries.

23.1†	Consent of Ernst & Young LLP.

31.1†	Certification of SkillSoft PLC’s Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2†	Certification of SkillSoft PLC’s Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.3*	Certification of SkillSoft PLC’s Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

Exhibit
No.	Title

31.4*	Certification of SkillSoft PLC’s Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

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

†	Filed with our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008.

*	Filed herewith.

**	Denotes management or compensatory plan or arrangement required to be filed by registrant pursuant to Item 15(c) of this report on Form 10-K.