Form 10-Q
period 2008-04-30
SKILLSOFT PUBLIC LIMITED CO
filed 2008-06-06
CIK 940181

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On May 31, 2008, the registrant had outstanding 113,393,171 Ordinary Shares (issued or issuable in exchange for the registrant’s outstanding American Depositary Shares).

SKILLSOFT PLC
FORM 10-Q
FOR THE QUARTER ENDED APRIL 30, 2008
INDEX

PART I
ITEM 1. — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SKILLSOFT PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	APRIL 30,
	2008	JANUARY 31,
	(Unaudited)	2008
ASSETS
Current assets:
Cash and cash equivalents	$90,882	$76,059
Short-term investments	13,893	13,525
Restricted cash	4,030	3,963
Accounts receivable, net	97,861	171,708
Prepaid expenses and other current assets	26,491	29,061
Deferred tax assets	11,189	13,476

Total current assets	244,346	307,792
Property and equipment, net	6,997	7,210
Intangible assets	25,150	29,887
Goodwill	260,343	256,196
Deferred tax assets	86,528	87,866
Other assets	5,002	7,730

Total assets	$628,366	$696,681

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long term debt	$1,758	$2,000
Accounts payable	2,913	2,139
Accrued compensation	13,429	24,577
Accrued expenses	26,580	29,507
Deferred revenue	185,569	219,161

Total current liabilities	230,249	277,384
Long term debt	172,742	197,000
Other long term liabilities	8,620	9,209

Total long term liabilities	181,362	206,209
Commitments and contingencies (Note 12)
Stockholders’ equity:
Ordinary shares, €0.11 par value: 250,000,000 shares authorized; 112,889,816 and 111,663,813 shares issued at April 30, 2008 and January 31, 2008, respectively	12,609	12,397
Additional paid-in capital	599,092	591,303
Treasury stock, at cost, 7,745,784 and 6,533,884 ordinary shares at April 30, 2008 and January 31, 2008, respectively	(36,677)	(24,524)
Accumulated deficit	(354,591)	(361,663)
Accumulated other comprehensive loss	(3,678)	(4,425)

Total stockholders’ equity	216,755	213,088

Total liabilities and stockholders’ equity	$628,366	$696,681

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(UNAUDITED, IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	THREE MONTHS ENDED
	April 30,
	2008	2007

Revenue	$81,643	$57,140
Cost of revenue (1)	8,808	6,828
Cost of revenue — amortization of intangible assets	1,740	198

Gross profit	71,095	50,114
Operating expenses:
Research and development (1)	13,480	10,242
Selling and marketing (1)	29,700	22,548
General and administrative (1)	8,892	7,128
Amortization of intangible assets	2,997	579
Merger and integration related expenses	520	—
Restructuring	—	34
SEC investigation	62	872

Total operating expenses	55,651	41,403

Operating income	15,444	8,711
Other expense, net	(687)	(26)
Interest income	617	1,501
Interest expense	(3,702)	(51)

Income before provision for income taxes from continuing operations	11,672	10,135
Provision for income taxes	4,506	2,646

Income from continuing operations	$7,166	$7,489
Loss from discontinued operations, net of income tax benefit of $60	(93)	—

Net income	$7,073	$7,489

Net income per share (Note 10):
Basic — continuing operations	$0.07	$0.07
Basic — discontinued operations	$—	$—

	$0.07	$0.07

Basic weighted average shares outstanding	105,290,444	103,277,076

Diluted — continuing operations	$0.07	$0.07
Diluted — discontinued operations	$—	$—

	$0.06	$0.07

Diluted weighted average shares outstanding	109,937,385	107,065,456

(1)	Stock-based compensation included in cost of revenue and operating expenses:

	THREE MONTHS ENDED
	April 30,
	2008	2007
Cost of revenue	$44	$17
Research and development	237	208
Selling and marketing	578	498
General and administrative	745	633
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, IN THOUSANDS)

	THREE MONTHS ENDED
	APRIL 30,
	2008	2007
Cash flows from operating activities from continuing operations:
Income, continuing operations	$7,166	$7,489
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	1,604	1,356
Depreciation and amortization	1,476	1,667
Amortization of intangible assets	4,737	777
Recovery of bad debts	(123)	(32)
Provision for income tax — non-cash	3,565	1,875
Non-cash interest expense	284	—
Changes in current assets and liabilities, net of acquisition:
Accounts receivable, net	71,508	43,832
Prepaid expenses and other current assets	2,913	2,705
Accounts payable	497	(1,585)
Accrued expenses, including long-term	(13,039)	(27,470)
Deferred revenue	(33,902)	(24,861)

Net cash provided by operating activities	46,686	5,753
Cash flows from investing activities:
Purchases of property and equipment	(1,258)	(433)
Cash used in purchase of business, net of cash acquired	(250)	(3,933)
Purchases of investments	(9,750)	—
Maturity of investments	9,425	24,619
Release of restricted cash, net	(65)	15,865

Net cash (used in) provided by investing activities	(1,898)	36,118
Cash flows from financing activities:
Exercise of stock options	4,213	4,106
Proceeds from employee stock purchase plan	2,185	1,088
Principal payment on long term debt	(24,500)	—
Acquisition of treasury stock	(12,153)	—

Net cash (used in) provided by financing activities	(30,255)	5,194
Change in cash from discontinued operations	(33)	—
Effect of exchange rate changes on cash and cash equivalents	323	972

Net increase in cash and cash equivalents	14,823	48,037
Cash and cash equivalents, beginning of period	76,059	48,612

Cash and cash equivalents, end of period	$90,882	$96,649

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. THE COMPANY
SkillSoft PLC (the Company or SkillSoft), was incorporated in Ireland on August 8, 1989. The Company is a leading software as a service (SaaS) provider of on-demand e-learning and performance support solutions for global enterprises, government, education and small to medium-sized businesses. SkillSoft helps companies to maximize business performance through a combination of content, online information resources, flexible technologies and support services. SkillSoft is the surviving corporation in a merger between SmartForce PLC and SkillSoft Corporation on September 6, 2002 (the SmartForce Merger). On May 14, 2007, the Company acquired NETg from The Thomson Corporation for approximately $254.7 million in cash (see Note 6).
2. BASIS OF PRESENTATION
The accompanying, unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all material adjustments (consisting only of those of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of April 30, 2008 and the results of its operations and cash flows for the three months ended April 30, 2008 and 2007. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.
3. CASH, CASH EQUIVALENTS, RESTRICTED CASH AND INVESTMENTS
The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. At April 30, 2008 and January 31, 2008, cash equivalents consisted mainly of commercial paper and federal agency notes.
At April 30, 2008, the Company had approximately $4.0 million of restricted cash: approximately $2.8 million is held voluntarily to defend named former executives and board members of SmartForce PLC for actions arising out of the SEC investigation and litigation related to the 2002 securities class action and approximately $1.2 million is held in certificates of deposits with a commercial bank pursuant to terms of certain facilities lease agreements.
The Company accounts for certain investments in commercial paper, corporate debt securities, certificates of deposit and federal agency notes in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115). Under SFAS No. 115, securities that the Company does not intend to hold to maturity or for trading purposes are reported at market value, and are classified as available for sale. At April 30, 2008, the Company’s investments were classified as available for sale and had an average maturity of approximately 21 days. These investments are classified as current assets or long-term investments in the accompanying condensed consolidated balance sheets based upon maturity date.

4. REVENUE RECOGNITION
The Company generates revenue from the license of products and services and from providing hosting/application service provider (ASP) services.
The Company follows the provisions of the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9, as well as Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” and SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” to account for revenue derived pursuant to license agreements under which customers license the Company’s products and services. The pricing for the Company’s courses varies based upon the number of course titles or the courseware bundle licensed by a customer, the number of users within the customer’s organization and the length of the license agreement (generally one, two or three years). License agreements permit customers to exchange course titles, generally on the contract anniversary date. Additional product features, such as hosting and online mentoring services, are separately licensed for an additional fee.
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
The Company records reimbursable out-of-pocket expenses in both revenue and as a direct cost of revenue, as applicable, in accordance with EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred”.
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
5. ACCOUNTING FOR SHARE-BASED COMPENSATION
The Company has several share-based compensation plans under which employees, officers, directors and consultants may be granted options to purchase the Company’s ordinary shares, generally at the market price on the date of grant. The options become exercisable over various periods, typically four years, and have a maximum term of up to ten years. As of April 30, 2008, 2,393,263 ordinary shares remain available for future grant under the Company’s share option plans. Please see Note 9 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2008 for a detailed description of the Company’s share option plans.
A summary of share option activity under the Company’s plans during the three months ended April 30, 2008 is as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
Share Options	Shares	Exercise Price	Term (Years)	(in thousands)
Outstanding, January 31, 2008	16,630,763	$7.05	4.76
Granted	20,000	10.90
Exercised	(969,017)	4.35
Cancelled	(16,511)	17.00

Outstanding, April 30, 2008	15,665,235	$7.22	4.54	$58,551

Exercisable, April 30, 2008	11,710,222	$7.43	4.16	$44,803

Vested and Expected to Vest, April 30, 2008 (1)	15,050,371	$7.24	4.50	$56,401

(1)	This represents the number of vested options as of April 30, 2008 plus the number of unvested options as of April 30, 2008 that are expected to vest adjusted for an estimated forfeiture rate of 12.9%. The Company recognizes expense incurred under SFAS 123(R) on a straight line basis. Due to the Company’s vesting schedule, expense is incurred on options that have not yet vested but which are expected to vest in a future period. The options for which expense has been incurred but have not yet vested are included above as options expected to vest.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the shares on April 30, 2008 of $10.05 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on April 30, 2008. The weighted average grant date fair value of options granted during the three months ended April 30, 2008 was $3.84 per share.
The total intrinsic value of options exercised during the three months ended April 30, 2008 was approximately $5.7 million.
6. ACQUISITIONS
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
The acquisition of NETg was accounted for as a business combination under SFAS No. 141, “Business Combinations"(SFAS No. 141) using the purchase method. Accordingly, the results of NETg have been included in the Company’s consolidated financial statements since the date of acquisition.

The Company assumed certain liabilities in the acquisition including deferred revenue that was ascribed a fair value of $25.5 million using a cost-plus profit approach in accordance with EITF 01-03, “Accounting in a Business Combination for Deferred Revenue of an Acquiree.” The Company is amortizing deferred revenue over the average remaining term of the contracts, which reflects the estimated period to satisfy these customer obligations. In allocating the preliminary purchase price, the Company recorded an adjustment to reduce the carrying value of NETg’s deferred revenue by $22.2 million. Approximately $0.1 million of unamortized acquired NETg deferred revenue remained at April 30, 2008.
SUPPLEMETAL PRO-FORMA INFORMATION (UNAUDITED)
The following unaudited pro forma information presents the consolidated results of operations of the Company and NETg as if the acquisition had occurred at the beginning of fiscal 2008 (February 1, 2007), with pro forma adjustments to give effect to amortization of intangible assets, an increase in interest expense on acquisition financing and certain other adjustments:

THREE MONTHS
ENDED
APRIL 30, 2007
(in thousands except per
share data)
Revenue	$88,390
Net income/loss	(16,941)
Net income/loss per share — basic	$(0.16)

Net income/loss per share — diluted	$(0.16)

The unaudited pro forma results are not necessarily indicative of the results that the Company would have attained had the acquisition of NETg occurred at the beginning of the periods presented.

7. SPECIAL CHARGES
MERGER AND EXIT COSTS
      (a) Merger and Exit Costs Recognized as Liabilities in Purchase Accounting
In connection with the closing of the NETg acquisition on May 14, 2007, the Company’s management effected an acquisition integration effort to eliminate redundant facilities and employees and reduce the overall cost structure of the acquired business to better align the Company’s operating expenses with existing economic conditions, business requirements and the Company’s operating model. Pursuant to this restructuring, the Company recorded $11.6 million of costs related to severance and related benefits, costs to vacate leased facilities and other pre-Acquisition liabilities. These costs were accounted for under EITF 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations.” These costs, which were recognized as a liability assumed in the purchase business combination, were included in the allocation of the purchase price.
The reductions in employee headcount will total approximately 360 employees from the administrative, sales, marketing and development functions, and amounted to a liability of approximately $8.9 million. Approximately $8.3 million was paid against the exit plan accrual through April 30, 2008, and the remaining amount of $0.6 million, net of adjustments for foreign currency translation, is expected to be paid by the end of the second quarter of fiscal 2009.
In connection with the exit plan, the Company abandoned certain leased facilities resulting in a facilities consolidation liability of $0.6 million as of April 30, 2008, consisting of lease termination costs, broker commissions and other facility costs. As part of the plan, two sites were vacated. The fair value of the lease termination costs was calculated with certain assumptions related to the Company’s estimated cost recovery efforts from subleasing vacated space, including (i) the time period over which the property will remain vacant, (ii) the sublease terms and (iii) the sublease rates.
The Company’s merger and exit liabilities which include previous merger and acquisition transactions are recorded in accrued expenses (see Note 14) and long-term liabilities. Activity in the three month period ended April 30, 2008 is as follows (in thousands):

	EMPLOYEE
	SEVERANCE AND	CLOSEDOWN OF
	RELATED COSTS	FACILITIES	OTHER	TOTAL
Merger and exit accrual January 31, 2008	$1,646	$3,224	$1,370	$6,240
Adjustment to provision for merger and exit costs in connection with the acquisition of NETg	186	(78)	(969)	(861)
Payments made during the three months ended April 30, 2008	(332)	(461)	(40)	(833)

Merger and exit accrual April 30, 2008	$1,500	$2,685	$361	$4,546

The Company anticipates that the remainder of the merger and exit accrual will be paid by October 2011 as follows (in thousands):

Year ended January 31, 2009 (remaining 9 months)	$1,619
2010	603
2011	2,324

Total	$4,546

Certain of the former NETg employees continued employment during a transition period and certain of the former NETg facilities being vacated are being used as the Company transitions operations to other locations. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” such costs are being expensed as incurred and are included in merger and integration related expenses in the accompanying statements of income. The Company recorded $0.5 million of merger and integration related expenses in the three months ended April 30, 2008.

      (b) Discontinued Operations
In connection with the NETg acquisition, the Company decided to discontinue four businesses acquired from NETg because the Company believes these product offerings do not represent areas that can grow in a manner consistent with the Company’s operating model or be consistent with the Company’s profit model or strategic initiatives. The businesses that have been identified as discontinued operations are Financial Campus, NETg Press, Interact Now and Wave.
Summarized results of operations for discontinued operations for the three months ended April 30, 2008 are as follows (in thousands):

	Financial	NETg	Interact
	Campus	Press	Now	Wave	Total
Revenues from discontinued operations	$0	$48	$98	$35	$181

(Loss) gain from discontinued operations
before income taxes	(1)	(66)	(103)	16	(154)
Income tax (benefit)	(0)	(26)	(41)	6	(61)

(Loss) gain from discontinued operations	$(1)	$(40)	$(62)	$10	$(93)

      (c) Restructuring
Activity in the Company’s restructuring accrual was as follows (in thousands):

Total restructuring accrual as of January 31, 2008	$961
Payments made during the three months ended April 30, 2008	(98)
Restructuring charges incurred during the three months ended April 30, 2008	—

Total restructuring accrual as of April 30, 2008	$863

The Company anticipates that the remainder of the restructuring accrual will be paid out in fiscal 2009.
8. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets are as follows (in thousands):

	APRIL 30, 2008			JANUARY 31, 2008
	GROSS		NET	GROSS		NET
	CARRYING	ACCUMULATED	CARRYING	CARRYING	ACCUMULATED	CARRYING
	AMOUNT	AMORTIZATION	AMOUNT	AMOUNT	AMORTIZATION	AMOUNT
Internally developed software/ courseware	$38,717	$35,000	$3,717	$38,717	$33,259	$5,458
Customer contracts	36,848	21,813	15,035	36,848	19,846	17,002
Non-compete agreement	6,900	2,760	4,140	6,900	2,070	4,830
Trademarks and trade names	2,725	1,367	1,358	2,725	1,028	1,697
Books trademark	900	—	900	900	—	900

	86,090	60,940	25,150	86,090	56,203	29,887
Goodwill	260,343	—	260,343	256,196	—	256,196

	$346,433	$60,940	$285,493	$342,286	$56,203	$286,083

The change in goodwill at April 30, 2008 from the amount recorded at January 31, 2008 is as follows:

Total
Gross carrying amount of goodwill, January 31, 2008	$256,196
Payment of contingent TLC purchase price	250
Adjustments to allocation of purchase price for NETg acquisition	3,897

Gross carrying amount of goodwill, April 30, 2008	$260,343

The Company will be conducting its annual impairment test of goodwill for fiscal 2009 in the fourth quarter.
Amortization expense for the remainder of fiscal 2009 and the following fiscal years is expected to be as follows, based on current intangible assets (in thousands):

Amortization
Fiscal Year	Expense
2009 (remaining 9 months)	$16,415
2010	8,245
2011	3,712
2012	615

Total	$28,987

$900,000 of intangible assets within Books24X7 trademarks are considered indefinite-lived and accordingly no amortization expense is recorded.
9. COMPREHENSIVE INCOME
SFAS No. 130, “Reporting Comprehensive Income,” requires disclosure of all components of comprehensive income/(loss) on an annual and interim basis. Comprehensive income/(loss) is defined as the change in equity of a business enterprise during a period resulting from transactions, other events and circumstances related to non-owner sources. Comprehensive income for the three months ended April 30, 2008 and 2007 was as follows (in thousands):

	THREE MONTHS ENDED
	APRIL 30,
	2008	2007
Comprehensive income:
Net income	$7,073	$7,489
Other comprehensive income/(loss) — Foreign currency adjustment	390	(150)
Change in fair value of interest rate hedge	370	—
Unrealized losses on available-for-sale securities	(15)	(78)

Comprehensive income	$7,818	$7,261

Accumulated other comprehensive income as of April 30, 2008 and January 31, 2008 was as follows (in thousands):

	AS OF	AS OF
	APRIL 30,	JANUARY 31,
	2008	2008
Unrealized gains on available-for-sale securities	$8	$22
Change in fair value of interest rate hedge	(1,710)	(2,080)
Foreign currency adjustment	(1,976)	(2,366)

Total accumulated other comprehensive loss	$(3,678)	$(4,424)

10. NET INCOME PER SHARE
Basic net income per share was computed using the weighted average number of shares outstanding during the period. Diluted net income per share was computed by giving effect to all dilutive potential shares outstanding. The weighted average number of shares outstanding used to compute basic net income per share and diluted net income per share was as follows:

	THREE MONTHS ENDED
	APRIL 30,
	2008	2007

Basic weighted average shares outstanding	105,290,444	103,277,076
Effect of dilutive shares outstanding	4,646,941	3,788,380

Weighted average common shares outstanding, as adjusted	109,937,385	107,065,456

The following share equivalents have been excluded from the computation of diluted weighted average shares outstanding for the three months ended April 30, 2008 and 2007, respectively, as they would be anti-dilutive:

	THREE MONTHS ENDED
	APRIL 30,
	2008	2007
Options excluded	2,985,551	10,449,640
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
The provision for income tax in the three months ended April 30, 2008 was $4.5 million, which consisted of a cash tax provision of $0.9 million and a non-cash tax provision of $3.6 million. Included in the non-cash tax provision of $3.6 million is approximately $0.3 million related to an adjustment made to the Company’s deferred tax asset associated with FAS 123R stock-based compensation charges. The remainder of the non-cash tax provision ($3.3 million) relates to the expected utilization of U.S. NOL carryforwards and other net deferred tax assets in the current fiscal year.
At April 30, 2008 the Company had $4.1 million of unrecognized tax benefits. If recognized, $0.9 million would affect the Company’s effective tax rate. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense. As of April 30, 2008, the Company had approximately $0.6 million of accrued interest related to uncertain tax positions.
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

12. COMMITMENTS AND CONTINGENCIES
In January 2007, the Boston District Office of the SEC informed the Company that it is the subject of an informal investigation concerning option granting practices at SmartForce for the period beginning April 12, 1996 through July 12, 2002 (the Option Granting Investigation). These grants were made prior to the September 6, 2002 merger with SmartForce PLC. The Company has produced documents in response to requests from the SEC. The SEC staff has informed the Company that the staff has not determined whether to close the Option Granting Investigation.
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
13. GEOGRAPHICAL DISTRIBUTION OF REVENUES
The Company attributes revenues to different geographical areas on the basis of the location of the customer. Revenues by geographical area for the three month periods ended April 30, 2008 and 2007 were as follows (in thousands):

	THREE MONTHS ENDED
	APRIL 30,
	2008	2007
Revenue:
United States	$59,052	$43,819
United Kingdom	11,832	6,941
Canada	3,492	2,553
Europe, excluding United Kingdom	1,838	393
Australia/New Zealand	3,883	2,762
Other	1,546	672

Total revenue	$81,643	$57,140

Long-lived tangible assets at non-US locations are not significant.

14. ACCRUED EXPENSES
Accrued expenses in the accompanying condensed combined balance sheets consisted of the following (in thousands):

	APRIL 30, 2008	JANUARY 31, 2008
Professional fees	4,632	5,308
Sales tax payable/VAT payable	869	4,366
Accrued royalties	5,358	6,892
Other accrued liabilities	15,721	12,941

Total accrued expenses	$26,580	$29,507

15. OTHER ASSETS
Other assets in the accompanying consolidated balance sheets consist of the following (in thousands):

	APRIL 30, 2008	JANUARY 31, 2008
Note receivable — long term	1,096	3,507
Debt financing cost — long term (See Note 18)	3,824	4,126
Other	82	97

Total other assets	$5,002	$7,730

16. OTHER LONG TERM LIABILITIES
Accrued expenses in the accompanying consolidated balance sheets consist of the following (in thousands):

	APRIL 30, 2008	JANUARY 31, 2008
Merger accrual — long term	2,927	2,914
Interest rate swap liability (See Note 19)	2,864	3,467
Other	2,829	2,828

Total other long-term liabilities	$8,620	$9,209

17. FAIR VALUE OF FINANCIAL INSTRUMENTS
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. As defined in SFAS No. 157, fair value is the amount that would be received if an asset was sold or a liability transferred in an orderly transaction between market participants at the measurement date.
Effective February 1, 2008, the Company adopted SFAS No. 157. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of SFAS No.157 did not have a material impact on the Company’s financial position, results of operations or cash flows. The Company has only adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities that are measured at fair value within the condensed consolidated financial statements.
In February 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” (FSP SFAS No. 157-1) and FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (FSP SFAS No. 157-2). FSP SFAS No. 157-1 removes leasing from the scope of SFAS No. 157, “Fair Value Measurements.” FSP SFAS No. 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of FSP SFAS No. 157-1, effective February 1, 2008, did not impact the Company’s financial position, results of operations or cash flows. The Company has deferred the application of the provisions of this statement to its non-financial assets and liabilities in accordance with FSP SFAS No. 157-2. The Company does not expect that its adoption of the provisions of FSP SFAS 157-2 will have a material effect on its financial condition, results of operations or cash flows.

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs are inputs that reflect the assumptions that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.
The three levels of the fair value hierarchy established by SFAS No. 157 in order of priority are as follows:
•	Level 1: Quoted prices in active markets for identical assets as of the reporting date.

•	Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the Company’s assumptions about the assumptions that market participants would use in pricing the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available.
The Company’s commercial paper, corporate debt securities, certificates of deposit and federal agency notes are classified as cash equivalents or available for sale securities based on the original maturity period and carried at fair value. These assets are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.
The Company recognizes all derivative financial instruments in its consolidated financial statements at fair value in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company determines the fair value of these instruments using the framework prescribed by SFAS No. 157 by considering the estimated amount the Company would receive to terminate these agreements at the reporting date and by taking into account current interest rates and the creditworthiness of the counterparty. In certain instances, the Company may utilize financial models to measure fair value. Generally, the Company uses inputs that include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the asset or liability and inputs derived principally from, or corroborated by, observable market data by correlation or other means. The Company has classified its derivative liability within Level 2 of the fair value hierarchy because these observable inputs are available for substantially the full term of the derivative instrument.
The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2008 (in thousands):

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	April 30, 2008	Assets Level 1	Inputs Level 2	Inputs Level 3
Financial Assets:
Cash equivalents (1)	$43,347	$43,347	$—	$—
Available for sale securities (2)	$13,893	$13,893	$—	$—

Financial Liabilities:
Interest rate swap agreement (Note 19)	$2,864	$—	$2,864	$—

(1)	Consists of high-grade commercial paper and federal agency notes with original and remaining maturities of less than 90 days.

(2)	Consists of high-grade commercial paper, corporate debt securities, certificates of deposit and federal agency notes with original maturities of 90 days or more and remaining maturities of less than 365 days.

18. CREDIT FACILITIES
In connection with the closing of the NETg acquisition on May 14, 2007, the Company entered an Agreement (the Credit Agreement) with certain lenders (the Lenders) providing for a $225 million senior secured credit facility comprised of a $200 million term loan facility and a $25 million revolving credit facility. The term loan was used to finance the NETg acquisition and the revolving credit facility may be used for general corporate purposes.
In connection with the Credit Agreement, the Company incurred debt financing costs of $5.9 million, which were capitalized and are being amortized as additional interest expense over the term of the loans using the effective-interest method. During the three months ended April 30, 2008, the Company paid approximately $3.8 million in interest. The Company recorded $0.3 million of amortized interest expense related to the capitalized debt financing costs for the three months ended April 30, 2008. As of April 30, 2008, total unamortized debt financing costs of $1.0 and $3.8 million are recorded within prepaid expenses and other current assets and non-current other assets, respectively, based on scheduled future amortization.
During the three months ended April 30, 2008, the Company paid $24.5 million against the term loan amount. As a result, the balance outstanding under the term loan was $174.5 million at April 30, 2008 with a weighted average interest rate of 7.643%.
     Future scheduled minimum payments under this credit facility are as follows (in thousands):

Fiscal 2009 (remaining 9 months)	$1,319
Fiscal 2010	1,758
Fiscal 2011	1,758
Fiscal 2012	1,758
Fiscal 2013	1,758
Thereafter	166,149

Total	$174,500

19. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
During fiscal 2008 and 2009, the Company used an interest rate swap to hedge the variable cash flows associated with existing variable-rate debt. As of April 30, 2008 the notional amount on the interest rate swap was $139.6 million.
At April 30, 2008, the interest rate swap had a fair value of $(2.9) million which was included in other liabilities. No hedge ineffectiveness was recognized for the three months ended April 30, 2008. For the three months ended April 30, 2008, the change in net unrealized gains (losses) on the interest rate swap designated as a cash flow hedge and reported as a component of comprehensive income was a $0.4 million gain, net of tax. The change in net unrealized gains (losses) on cash flow hedges reflects a reclassification of $0.4 million of net unrealized losses from accumulated other comprehensive income to interest expense for the three months ended April 30, 2008. Amounts reported in accumulated other comprehensive income related to derivatives will be incurred as interest expense as payments are made on the Company’s variable-rate debt. For the three months ending July 31, 2008, the Company estimates that it will incur an additional $0.8 million of interest expense.
20. SHARE REPURCHASE PROGRAM
On April 8, 2008, the Company’s shareholders approved a program for the repurchase by the Company of up to an aggregate of 10,000,000 ADSs. During the three months ended April 30, 2008, the Company repurchased a total of 1,211,900 shares for a total purchase price, including commissions, of $12.2 million. The repurchased shares were not retired or canceled but rather held as treasury stock at cost. As such the repurchased shares are included in the outstanding shares, but excluded from the EPS calculation. As of April 30, 2008, 8,788,100 remained available for repurchase, subject to certain limitations, under the shareholder approved repurchase program which expires on October 7, 2009. The Company’s Credit Agreement discussed in Note 18 contains negative covenants that place limitations on the Company’s ability to repurchase shares.
21. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In February 2007, the FASB, issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 ” (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for fiscal years beginning after November 15, 2007, or February 1, 2008 for SkillSoft. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. Adoption of SFAS No. 159 did not have a material impact on the Company’s financial position or results of operations.
In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (SFAS 141(R)). SFAS 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for the Company for any business combinations for which the acquisition date is on or after February 1, 2009, with early adoption prohibited. The Company is currently evaluating the potential impact of adopting SFAS 141(R).
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). SFAS 160 changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for the Company in fiscal 2009, with early adoption prohibited. Currently the Company does not anticipate that SFAS 160 will have a material impact on the Company’s financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of Statement 133 and related hedged items accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). SFAS 161 requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective for the Company on February 1, 2009. The Company is currently analyzing the effect, SFAS No. 161 will have on its disclosures related to the Company’s interest rate swap agreement.
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
Cost of revenues includes the cost of materials (such as storage media), packaging, shipping and handling, CD duplication, the cost of online mentoring, custom content development and hosting services, royalties, certain infrastructure and occupancy expenses and share-based compensation. We generally recognize these costs as incurred. Also included in cost of revenues is amortization expense related to capitalized software development costs and intangible assets related to developed software and courseware acquired in business combinations.
We account for software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” which requires the capitalization of certain computer software development costs incurred after technological feasibility is established. No software development costs incurred during the first quarter of fiscal 2009 met the requirements for capitalization in accordance with SFAS No. 86.
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
Amortization of intangible assets represents the amortization of customer value, non-compete agreements, trademarks and tradenames from our acquisitions of NETg, Targeted Learning Corporation (TLC), Books24x7 and GoTrain Corp. and our merger with SkillSoft Corporation (the SmartForce Merger).
Merger and integration related expenses primarily consist of salaries paid to NETg employees for transitional work assignments, facilities, systems and process integration activities.
Restructuring primarily consists of charges associated with international restructuring activities, including employee termination and exit of certain facilities.
SEC investigation expenses primarily consist of legal and consulting fees incurred related to the SEC’s review of SmartForce’s option granting practices prior to the SmartForce Merger, and historically, the SEC investigation relating to the restatement of SmartForce’s financial statements for 1999, 2000, 2001 and the first two quarters of 2002.
BUSINESS OUTLOOK
In the three months ended April 30, 2008, we generated revenue of $81.6 million as compared to $57.1 million in the three months ended April 30, 2007. We reported net income in the three months ended April 30, 2008 of $7.1 million as compared to $7.5 million in the three months ended April 30, 2007.
While we have achieved increased revenues, we continue to find ourselves in a challenging business environment due to (i) the overall market adoption rate for e-learning solutions remaining relatively slow, (ii) budgetary constraints on information technology (IT) spending by our current and potential customers and (iii) price competition and value based competitive offerings from a broad array of competitors in the learning market generally. Despite these challenges, we have seen some stability in the marketplace and our core business has performed in accordance with our expectations. Our recent revenue growth was primarily derived from additional revenue realized from customers acquired in the NETg acquisition, third party resellers of our product and international sales. Our growth prospects are strongest in developing our expanded core business, which leverages our various product lines in a strategy of bundled product offerings, as well as continued distribution partnerships with third party resellers and international distribution growth. As a result, we have increased our sales and marketing investment related to these areas to help capitalize on the recent growth and potential continued growth. We have also invested aggressively in research and development in those areas to accelerate the time by which our planned new products will be available to our customers. In order to pursue the small and medium business markets we continue to invest in our telesales unit, but we need to see renewal rates consistent with those of our direct sales business to determine its growth potential. We plan to continue to invest in our new business direct field sales team and lead generators.
On May 14, 2007, we acquired NETg for approximately $254.7 million, after giving effect to certain customary post-closing adjustments. NETg is a global enterprise-learning company delivering integrated learning solutions for businesses, professional associations and government agencies that include instructional content, multiple delivery options, enabling technologies, and a range of expert consulting services. NETg offers many of the same financial and operating characteristics as our business model, including an annual recurring subscription-based licensing model for access to its learning resources library, a direct sales force distribution system complemented by resellers and telesales support, and a Global 2000 client base offering visibility through multi-year contracts and renewal rates. The acquisition added to our existing offerings through the addition of complementary NETg offerings such as live virtual instructor-led training, blended learning, learning content and custom development services among others. The acquisition supports our overall strategy to continually increase the quality, breadth and flexibility of the learning solutions we can make available to our corporate, government, education and small-to-medium size business customers and we anticipate the integrated assets and services will result in an increase in value to our customers. Also, the addition of NETg’s capabilities strengthens our ability to compete for a greater share of the $13.2 billion corporate training market that includes many larger players with more comprehensive product offerings and broader distribution.
In addition to our acquisition of NETg, we acquired TLC on February 9, 2007. Under the terms of the acquisition, we paid approximately $4.1 million in cash to acquire TLC. Additional consideration of $0.5 million was paid to the shareholders of TLC upon achievement of certain integration milestones through April 2008. The acquisition provides us with a new offering that includes an on-line library of over 300 video-based programs featuring organizational and leadership experts, CEOs and best-selling authors. Programs range in length from two minutes to two hours, and much of this content is presented as three to five minute segments, or Quick Talks, for easy access. Selected programs as indicated on the course profile page are available for offline use with portable devices that support video, including the Apple iPod®. Users can search the content by Leadership Model category or by title, speaker/author or topic. This product offers many of the same financial and operating characteristics as our business model, including an annual recurring subscription-based licensing model for access to its video-based resource library to be sold through our direct sales force, complemented by resellers and telesales.

In the three months ended April 30, 2008 and for the remainder of fiscal 2009, we will continue to focus on the integration of NETg into our operations. We also will continue to focus on revenue and earnings growth, excluding normal and anticipated acquisition and integration related expenses, primarily by:
•	cross selling and up selling;

•	looking at new markets;

•	acquiring new customers;

•	continuing to execute on our new product and telesales distribution initiatives; and

•	continuing to evaluate merger and acquisition and possible partnership opportunities that could contribute to our long-term objectives.
CRITICAL ACCOUNTING POLICIES
We believe that our critical accounting policies are those related to revenue recognition, amortization of intangible assets and impairment of goodwill, share-based compensation, deferral of commissions, restructuring charges, legal contingencies, income taxes and valuation of business combinations. We believe these accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require application of significant judgment by our management. In applying these policies, management uses its judgment in making certain assumptions and estimates. Our critical accounting policies are more fully described under the heading “Critical Accounting Policies” in Note 2 of the Notes to the Consolidated Financial Statements and under “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K as filed with the SEC on March 31, 2008. The policies set forth in our Form 10-K have not changed.
RESULTS OF OPERATIONS
THREE MONTHS ENDED APRIL 30, 2008 VERSUS THREE MONTHS ENDED APRIL 30, 2007

	Three Months Ended April 30,
		Percent Change
	Increase/(Decrease)	Increase/(Decrease)	Percentage of Revenue
	2007/2008	2007/2008	2008†	2007†
	(In thousands)
Revenue	$24,503	43%	100%	100%
Cost of revenue	1,980	29%	11%	12%
Cost of revenue — amortization of intangible assets	1,542	779%	2%	—

Gross profit	20,981	42%	87%	88%

Research and development	3,238	32%	17%	18%
Selling and marketing	7,152	32%	36%	39%
General and administrative	1,764	25%	11%	12%
Amortization of intangible assets	2,418	418%	4%	1%
Merger related integration expenses	520	*	1%	—
Restructuring	(34)	(100)%	—	—
SEC investigation	(810)	(93)%	—	2%

Total operating expenses	14,248	34%	68%	72%

Operating income	6,733	77%	19%	15%

Other income expense, net	(661)	2,542%	(1)%	—
Interest income	(884)	(59)%	1%	3%
Interest expense	(3,651)	7,159%	(5)%	—

Income before income taxes	1,537	15%	14%	18%
Provision for income taxes	1,860	70%	6%	5%

Loss from continuing operations	(323)	(4)%	9%	13%

Loss from discontinued operations, net of income tax	(93)	*	—	—

Net income	$(416)	(6)%	9%	13%

*	Not meaningful

†	Does not add due to rounding.

Revenue
The primary reasons for the increase in revenue are the additional revenues realized from the acquisitions of NETg in May 2007 and additional revenue earned under agreements with third party resellers of our products. We expect revenue growth to continue through fiscal 2009.

	QUARTERS ENDED APRIL 30,
(IN THOUSANDS)	2008	2007	CHANGE
Revenue:
United States	$59,052	$43,819	$15,233
International	22,591	13,321	9,270

Total	$81,643	$57,140	$24,503

Revenue increased by 35% and 70% in the United States and internationally, respectively, in the three months ended April 30, 2008 as compared to the three months ended April 30, 2007 as a result of increased revenue generated from the NETg acquisition and from existing customers and new business.
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
Costs and Expenses
The increase in cost of revenue — amortization of intangible assets in the three months ended April 30, 2008 versus the three months ended April 30, 2007 was primarily due to the amortization of the intangible assets acquired in the acquisition of NETg, which was partially offset by a reduction in the amortization of certain intangible assets related to capitalized software development costs and technology acquired in previous business combinations becoming fully amortized through the period ending April 30, 2008.
The increase in cost of revenue in the three months ended April 30, 2008 versus the three months ended April 30, 2007 was primarily due to increased revenue.
The increase in research and development expense in the three months ended April 30, 2008 versus the three months ended April 30, 2007 was primarily due to additional contractor and outsource partner costs of $2.0 million to support expanded product and software development initiatives resulting from our larger customer base. A portion of these incremental costs are attributable to NETg integration initiatives, which include maintaining multiple platforms, fulfilling obligations of acquired customer contracts and product commitments assumed in the acquisition of NETg. In addition, we incurred an increase in compensation and benefits of $1.0 million as a result of an increase in research and development headcount.

The increase in selling and marketing expense in the three months ended April 30, 2008 versus the three months ended April 30, 2007 was primarily due to an increase in compensation and benefits of $4.5 million as a result of an increase in sales and marketing headcount, which includes additional direct sales, telesales and field support personnel required to service our increased customer base as a result of the NETg acquisition, as well as incremental commissions resulting from increased order intake and billings from our larger base business and from the acquired NETg customer base. In addition, we incurred incremental marketing costs of $1.5 million to support our larger customer base.
The increase in general and administrative expense in the three months ended April 30, 2008 versus the three months ended April 30, 2007 was primarily due to an increase of $1.3 million of professional fees primarily related to our share capital reduction initiative aimed at increasing distributable profits in our Irish parent entity as well as a feasibility analysis related to our business realignment strategy. In addition, we incurred an incremental $0.4 million in costs associated with the additional headcount required to support the increase in customer contracts and the transitional activities undertaken as a result of the NETg acquisition.
The increase in amortization of intangible assets in the three months ended April 30, 2008 versus the three months ended April 30, 2007 was primarily due to the amortization of intangible assets acquired in the NETg acquisition.
In the three months ended April 30, 2008, we incurred approximately $0.5 million of merger and integration related expenses as a result of efforts undertaken to integrate NETg’s operations into ours. Included in these costs are approximately $0.2 million of salary and benefits for NETg employees conducting transition activities as well as approximately $0.3 million of charges related to facilities, systems and process integration activities. We do not expect to incur material additional merger-related expenses.
SEC investigation expenses decreased in the three months ended April 30, 2008 versus the three months ended April 30, 2007 due to a decrease in legal expenses related to the SEC’s informal inquiry into the pre-merger option granting practices at SmartForce.
Other Expense, Net
The change in other income expense, net in the three months ended April 30, 2008 versus the three months ended April 30, 2007 was primarily due to foreign currency fluctuations. Due to our multi-national operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies used in our business.
Interest Income
The reduction of interest income in the three months ended April 30, 2008 versus the three months ended April 30, 2007 was primarily due to the reduction of funds available for investment as a result of cash used for the acquisition of NETg in May 2007 and more recently cash used to repurchase shares and a prepayment of our term loan.
Interest Expense
The increase in interest expense in the three months ended April 30, 2008 versus the three months ended April 30, 2007 was primarily due to the interest expense recognized as a result of the debt incurred for the acquisition of NETg as well as the amortization of deferred financing costs incurred as additional interest expense.
Provision for Income Taxes
For the three months ended April 30, 2008 and 2007, the Company’s effective tax rates exclusive of any discrete charge were 35.9% and 22.5%, respectively. The increase in the current year effective tax rate is primarily due to the geographical distribution of worldwide earnings. For the three months ended April 30, 2008, the effective tax rate was higher then the Irish statutory tax rate of 12.5% due primarily to earnings in higher tax jurisdictions outside of Ireland.

LIQUIDITY AND CAPITAL RESOURCES
As of April 30, 2008, our principal source of liquidity was our cash and cash equivalents and short-term investments, which totaled $104.8 million. This compares to $89.6 million at January 31, 2008.
Net cash provided by operating activities of $46.7 million for the three months ended April 30, 2008 was primarily due to a decrease in accounts receivable of $71.5 million and a decrease in prepaid expense and other current assets of $2.9 million. Net cash provided by operating activities was also a result of net income from continuing operations of $7.2 million, which included the impact of non-cash expenses for depreciation and amortization and amortization of intangible assets of $6.2 million, provision for income taxes of $3.6 million and share-based compensation expense of $1.6 million. These amounts were partially offset by a decrease in accrued expenses of $13.0 million as well as a decrease in deferred revenue of $33.9 million. These decreases in accounts receivable, accrued expenses and deferred revenue are primarily a result of the seasonality of our operations, with the fourth quarter of our fiscal year historically generating the most activity, including order intake and billing.
Net cash used in investing activities was $1.9 million for the three months ended April 30, 2008, which includes the purchases of capital assets of approximately $1.3 million as well as the purchase of investments, net of maturities, generating a cash outflow of approximately $0.3 million.
Net cash used in financing activities was $30.3 million for the three months ended April 30, 2008. During this period, we made a principal payment on our long-term debt of $24.5 million and purchased shares having a value of $12.2 million on the open market under our shareholder-approved share repurchase program. These uses of cash were partially offset by proceeds of $6.4 million we received from the exercise of share options under our various share option programs and share purchases made under our 2004 Employee Share Purchase Plan.
We had working capital of approximately $14.1 million as of April 30, 2008 and approximately $30.4 million as of January 31, 2008. The decrease in working capital was primarily due to a principal payment on debt of $24.5 million and the purchase of shares having a value of $12.2 million on the open market under our shareholder-approved share repurchase program. This was partially offset by net income from continued operations of $7.2 million, which includes non-cash charges for depreciation and amortization of $6.2 million, share-based compensation expense of $1.6 million and a non-cash tax charge of $3.6 million. Additionally, we received proceeds of $6.4 million from the exercise of share options under our various share option programs and from share purchases made under our 2004 Employee Share Purchase Plan.
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

We lease certain of our facilities and certain equipment and furniture under operating lease agreements that expire at various dates through 2023. In addition, we have a term loan related to the acquisition of NETg which will be paid out over the next 6 years. Future minimum lease payments, net of estimated sub-rentals, under these agreements and the debt repayments schedule are as follows (in thousands):

	Payments Due by Period
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Operating Lease Obligations	$19,644	$5,454	$4,952	$2,958	$6,280
Debt Obligations	174,500	1,758	3,516	3,516	165,710

Total Obligations	$194,144	$7,212	$8,468	$6,474	$171,990
We do not have any off-balance sheet arrangements, as defined under SEC rules, such as relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, established for the purpose of facilitating transactions that are not required to be reflected on our balance sheet.
In May 2007, we entered into a credit agreement with certain lenders providing for a $225 million senior credit facility comprised of a $200 million term loan facility and a $25 million revolving credit facility. Please see Note 10 of The Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K as filed with the SEC on March 31, 2008 for a detailed description of the credit agreement.
We will continue to invest in research and development and sales and marketing in order to execute our business plan and achieve expected revenue growth. To the extent that our execution of the business plan results in increased sales, we expect to experience corresponding increases in deferred revenue, cash flow and prepaid expenses. Capital expenditures for the fiscal year ended January 31, 2009 are expected to be approximately $6.0 million to $8.0 million.
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
EXPLANATION OF USE OF NON-GAAP FINANCIAL RESULTS
In addition to our audited and unaudited financial results in accordance with United States generally accepted accounting principles (GAAP), to assist investors we may on occasion provide certain non-GAAP financial results as an alternative means to explain our periodic results. The non-GAAP financial results typically exclude non-cash or one-time charges or benefits.
Our management uses the non-GAAP financial results internally as an alternative means for assessing our results of operations. By excluding non-cash charges such as share-based compensation, amortization of purchased intangible assets, impairment of goodwill and purchased intangible assets, management can evaluate our operations excluding these non-cash charges and can compare its results on a more consistent basis to the results of other companies in our industry. By excluding charges such as restructuring charges (benefits) and merger and integration related expenses, our management can compare our ongoing operations to prior quarters where such items may be materially different and to ongoing operations of other companies in our industry who may have materially different unusual charges. Our management recognizes that non-GAAP financial results are not a substitute for GAAP results, but believes that non-GAAP measures are helpful in assisting them in understanding and managing our business.
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
In addition, certain covenants in our Credit Agreement are based on non-GAAP financial measures, such as adjusted EBITDA, and evaluating and presenting these measures allows us and our investors to assess our compliance with the covenants in our Credit Agreement and thus our liquidity situation.
We intend to continue to assess the potential value of reporting non-GAAP results consistent with applicable rules and regulations.
ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of April 30, 2008, we did not use derivative financial instruments for speculative or trading purposes.
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
FOREIGN CURRENCY RISK
Due to our multi-national operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues or pay expenses and the U.S. dollar. Our expenses are not necessarily incurred in the currency in which revenue is generated, and, as a result, we are required from time to time to convert currencies to meet our obligations. These currency conversions are subject to exchange rate fluctuations, in particular changes to the value of the Euro, Canadian dollar, Australian dollar, New Zealand dollar, Singapore dollar, and pound sterling relative to the U.S. dollar, which could adversely affect our business and the results of operations. During the three months ended April 30, 2008 and 2007, we incurred foreign currency exchange losses of $580,000 and $143,000, respectively.

ITEM 4. — CONTROLS AND PROCEDURES
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II
ITEM 1. — LEGAL PROCEEDINGS
SEC Investigations
See Part I Item 3 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2008 for a discussion of legal proceedings. There were no material developments in these proceedings during the quarter ended April 30, 2008.
ITEM 1A. — RISK FACTORS
Investors should carefully consider the risks described below before making an investment decision with respect to our shares. While the following risk factors have been updated to reflect developments subsequent to the filing of our Annual Report on Form 10-K for the fiscal year ended January 31, 2008, there have been no material changes to the risk factors included in that report.
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
OUR BUSINESS IS SUBJECT TO CURRENCY FLUCTUATIONS THAT COULD ADVERSELY AFFECT OUR OPERATING RESULTS.
      Due to our multinational operations, our operating results are subject to fluctuations based upon changes in the exchange rates between the currencies in which revenue is collected or expenses are paid. In particular, the value of the U.S. dollar against the Euro, pound sterling, Canadian dollar and related currencies will impact our operating results. Our expenses will not necessarily be incurred in the currency in which revenue is generated, and, as a result, we will be required from time to time to convert currencies to meet our obligations. These currency conversions are subject to exchange rate fluctuations, and changes to the value of the Euro, pound sterling and other currencies relative to the U.S. dollar could adversely affect our business and results of operations.
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
ITEM 2. — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On April 8, 2008, our shareholders approved the repurchase of up to 10,000,000 of our ADSs Under the approved share purchase program, we entered into a share purchase agreement, pursuant to which we and certain of our subsidiaries are entitled to purchase our ADSs. ADSs that are repurchased by us or our subsidiaries under the share purchase program shall, at the option of our Board of Directors, be either cancelled upon their purchase or held as treasury shares.
      During the three months ended April 30, 2008, certain of our subsidiaries repurchased our ADSs as follows:

			(c)
			Total Number of	(d)
	(a)		Shares Purchased as	Maximum Number of
	Total Number of	(b)	Part of Publicly	Shares that May Yet
	Shares Purchased	Average Price Paid	Announced or	Be Purchased Under
Period	(1)	per Share $	Program (2)	the Program
February 1, 2008 — February 29, 2008	—	$—	—	—
March 1, 2008 — March 31, 2008	—	—	—	—
April 1, 2008 — April 30, 2008	1,211,900	10.0	1,211,900	8,788,100

Total	1,211,900	$10.0	1,211,900	8,788,100

(1)	We repurchased 1,211,900 of our ADSs pursuant to a share repurchase program that was approved by our shareholders on April 8, 2008.

(2)	Our shareholders approved the repurchase by us of up to 10,000,000 ADSs at a per share purchase price which complies with the requirements of Rule 10b-18. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire on October 7, 2009 or when we have repurchased all shares authorized for repurchase thereunder.

ITEM 3. — DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On April 8, 2008 we held an extraordinary general meeting of shareholders (EGM). At the EGM, our shareholders voted upon the following matter:
A share purchase program to allow us and certain of our subsidiaries to purchase our ADSs out of profits available for distribution.
Under the terms of our arrangements with The Bank of New York, The Bank of New York is entitled to vote or cause to be voted all of our ordinary shares represented by ADSs on behalf of, and in accordance with the instructions received from, the ADS holders. There were no broker non-votes or votes withheld with respect to the matter submitted to a vote of the ordinary shareholders at the EGM.
A summary of the votes tabulated with respect to the matter proposed at the EGM, as well as a summary of the votes cast by The Bank of New York based on the ADR facility, is set forth below:

	Votes “FOR”	“AGAINST”	“ABSTAIN”
Ordinary Shareholders	4	0	0
ADS Holders	110,347,003	214	103,286
ITEM 5. — OTHER INFORMATION
Not applicable.
ITEM 6. — EXHIBITS
See the Exhibit Index attached hereto.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKILLSOFT PUBLIC LIMITED COMPANY
Date: June 6, 2007	By:	/s/ Thomas J. McDonald
Thomas J. McDonald
Chief Financial Officer

EXHIBIT INDEX

10.1	Summary of Fiscal 2009 Executive Cash Incentive Compensation Program (incorporated by reference to Exhibit 99.1 of SkillSoft PLC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission as of April 17, 2008 (File No. 000-25674)).

31.1	Certification of SkillSoft PLC’s Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of SkillSoft PLC’s Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of SkillSoft PLC’s Chief Executive Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) under the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of SkillSoft PLC’s Chief Financial Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) under the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.