Form 10-Q
period 2008-07-31
SKILLSOFT PUBLIC LIMITED CO
filed 2008-09-09
CIK 940181

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                 TO
COMMISSION FILE NUMBER 000-25674
SKILLSOFT PUBLIC LIMITED COMPANY
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

REPUBLIC OF IRELAND (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	N/A (I.R.S. EMPLOYER IDENTIFICATION NO.)

107 NORTHEASTERN BOULEVARD NASHUA, NEW HAMPSHIRE	03062
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (603) 324-3000
Not Applicable
(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
On August 31, 2008, the registrant had outstanding 104,293,600 Ordinary Shares (issued or issuable in exchange for the registrant’s outstanding American Depositary Shares).

SKILLSOFT PLC
FORM 10-Q
FOR THE QUARTER ENDED JULY 31, 2008
INDEX

PART I
ITEM 1. — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SKILLSOFT PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	JULY 31,
	2008	JANUARY 31,
	(Unaudited)	2008
ASSETS
Current assets:
Cash and cash equivalents	$73,869	$76,059
Short-term investments	8,100	13,525
Restricted cash	3,960	3,963
Accounts receivable, net	80,555	171,708
Prepaid expenses and other current assets	29,384	29,061
Deferred tax assets	10,326	13,476

Total current assets	206,194	307,792
Property and equipment, net	7,038	7,210
Intangible assets, net	20,670	29,887
Goodwill	257,519	256,196
Deferred tax assets	80,244	87,866
Other assets	3,799	7,730

Total assets	$575,464	$696,681

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long term debt	$1,455	$2,000
Accounts payable	3,510	2,139
Accrued compensation	15,524	24,577
Accrued expenses	17,390	29,507
Deferred revenue	166,582	219,161

Total current liabilities	204,461	277,384
Long term debt	142,605	197,000
Other long term liabilities	7,823	9,209

Total long term liabilities	150,428	206,209
Commitments and contingencies (Note 12)
Shareholders’ equity:
Ordinary shares, €0.11 par value: 250, 000,000 shares authorized; 113,736,418 and 111,663,813 shares issued at July 31, 2008 and January 31, 2008, respectively	12,755	12,397
Additional paid-in capital	604,480	591,303
Treasury stock, at cost, 9,257,603 and 6,533,884 ordinary shares at July 31, 2008 and January 31, 2008, respectively	(51,695)	(24,524)
Accumulated deficit	(341,707)	(361,663)
Accumulated other comprehensive loss	(3,258)	(4,425)

Total shareholders’ equity	220,575	213,088

Total liabilities and shareholders’ equity	$575,464	$696,681

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(UNAUDITED, IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	July 31,		July 31,
	2008	2007	2008	2007
Revenue	$83,332	$71,469	$164,975	$128,609
Cost of revenue (1)	9,830	8,718	18,639	15,546
Cost of revenue – amortization of intangible assets	1,740	1,744	3,480	1,942

Gross profit	71,762	61,007	142,856	111,121
Operating expenses:
Research and development (1)	12,519	11,364	25,998	21,605
Selling and marketing (1)	26,099	23,714	55,798	46,262
General and administrative (1)	9,433	8,998	18,324	16,126
Amortization of intangible assets	2,741	3,741	5,737	4,320
Merger and integration related expenses	240	8,493	761	8,528
SEC investigation	(13)	351	49	1,223

Total operating expenses	51,019	56,661	106,667	98,064

Operating income	20,743	4,346	36,189	13,057
Other expense, net	(347)	(251)	(1,034)	(383)
Interest income	575	728	1,192	2,336
Interest expense	(3,311)	(3,762)	(7,013)	(3,814)

Income before provision (benefit) for income taxes from continuing operations	17,660	1,061	29,334	11,196
Provision (benefit) for income taxes	6,845	(10,803)	11,352	(8,157)

Income from continuing operations	10,815	11,864	17,982	19,353
Income from discontinued operations, net of income tax expense of $1.4 million and $1.3 million for the three and six months ended July 31, 2008, respectively, and $387 for the three and six months ended July 31, 2007	2,067	524	1,974	524

Net income	$12,882	$12,388	$19,956	$19,877

Net income per share (Note 10):
Basic – continuing operations	$0.10	$0.11	$0.17	$0.19
Basic – discontinued operations	$0.02	$0.01	$0.02	$0.01

	$0.12	$0.12	$0.19	$0.19 †

Basic weighted average shares outstanding	104,877,548	104,400,895	105,081,727	103,848,299

Diluted – continuing operations	$0.10	$0.11	$0.16	$0.18
Diluted – discontinued operations	$0.02	$0.00	$0.02	$0.00

	$0.12	$0.11	$0.18	$0.18

Diluted weighted average shares outstanding	108,712,224	108,423,593	109,231,394	107,739,609

†	Does not add due to rounding.

(1)	Share-based compensation included in cost of revenue and operating expenses:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	July 31,		July 31,
	2008	2007	2008	2007
Cost of revenue	$67	$48	$111	$65
Research and development	231	225	468	433
Selling and marketing	444	369	1,022	867
General and administrative	736	631	1,481	1,264
The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, IN THOUSANDS)

	SIX MONTHS ENDED
	JULY 31,
	2008	2007
Cash flows from operating activities from continuing operations:
Net income, continuing operations	$17,982	$19,353
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Share-based compensation	3,082	2,629
Depreciation and amortization	2,862	4,009
Amortization of intangible assets	9,217	6,262
Provision for bad debts	48	54
Provision (benefit) for income tax — non-cash	9,386	(9,164)
Non-cash interest expense	636	226
Tax benefit related to exercise of non-qualified stock options	(673)	—
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable	88,805	41,818
Prepaid expenses and other current assets	(965)	4,942
Accounts payable	1,091	(50)
Accrued expenses, including long-term	(19,132)	(29,610)
Deferred revenue	(52,959)	(30,463)
Deferred tax asset	281	—

Net cash provided by operating activities from continuing operations	59,661	10,006
Cash flows from investing activities from continuing operations:
Purchases of property and equipment	(2,687)	(1,888)
Cash used in purchase of businesses, net of cash acquired	(250)	(278,923)
Purchases of investments	(9,745)	(1,000)
Maturity of investments	15,237	37,973
Release of restricted cash, net	5	16,090

Net cash provided by (used in) investing activities from continuing operations	2,560	(227,748)
Cash flows from financing activities from continuing operations:
Borrowings under long-term debt, net of debt financing costs	—	194,133
Exercise of share options	7,769	8,122
Proceeds from employee share purchase plan	2,012	1,088
Principal payment on long term debt	(54,940)	—
Acquisition of treasury stock	(27,171)	—
Tax benefit related to exercise of non-qualified stock options	673	—

Net cash (used in) provided by financing activities from continuing operations	(71,657)	203,343
Change in cash from discontinued operations	6,942	240
Effect of exchange rate changes on cash and cash equivalents	304	1,097

Net decrease in cash and cash equivalents	(2,190)	(13,062)
Cash and cash equivalents, beginning of period	76,059	48,612

Cash and cash equivalents, end of period	$73,869	$35,550

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
2. BASIS OF PRESENTATION
The accompanying, unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all material adjustments (consisting only of those of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of July 31, 2008, the results of its operations for the three and six months ended July 31, 2008 and 2007 and cash flows for the six months ended July 31, 2008 and 2007. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year.
3. CASH, CASH EQUIVALENTS, RESTRICTED CASH AND INVESTMENTS
The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. At July 31, 2008 and January 31, 2008, cash equivalents consisted mainly of commercial paper and federal agency notes.
At July 31, 2008, the Company had approximately $4.0 million of restricted cash: approximately $2.7 million is held voluntarily to defend named former executives and board members of SmartForce PLC for actions arising out of the SEC investigation and litigation related to the 2002 securities class action and approximately $1.3 million is held in certificates of deposits with a commercial bank pursuant to terms of certain facilities lease agreements.
The Company accounts for certain investments in commercial paper, corporate debt securities, certificates of deposit and federal agency notes in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115). Under SFAS No. 115, securities that the Company does not intend to hold to maturity or for trading purposes are reported at market value, and are classified as available for sale. At July 31, 2008, the Company’s investments were classified as available for sale and had an average maturity of approximately 23 days.
4. REVENUE RECOGNITION
The Company generates revenue primarily from the license of its products, the provision of professional services and from the provision of hosting/application service provider (ASP) services.
The Company follows the provisions of the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9, as well as Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” and SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” to account for revenue derived pursuant to license agreements under which customers license the Company’s products and services. The pricing for the Company’s courses varies based upon the content offering selected by a customer, the number of users within the customer’s organization and the length of the license agreement (generally one, two or three years). License agreements permit customers to exchange course titles, generally on the contract anniversary date. Hosting services are separately licensed for an additional fee. A license can provide customers access to a range of learning products including courseware, Referenceware®, simulations, mentoring and prescriptive assessment.
The Company offers discounts from its ordinary pricing, and purchasers of licenses for a larger number of courses, larger user bases or longer periods of time generally receive discounts. Generally, customers may amend their license agreements, for an additional fee, to gain access to additional courses or product lines and/or to increase the size of the user base. The Company also derives revenue from hosting fees for clients that use its solutions on an ASP basis and from the provision of professional services. In selected circumstances, the Company derives revenue on a pay-for-use basis under which some customers are charged based on the number of courses accessed by users. Revenue derived from pay-for-use contracts has been minimal to date.
The Company recognizes revenue ratably over the license period if the number of courses that a customer has access to is not clearly defined, available, or selected at the inception of the contract, or if the contract has additional undelivered elements for which the Company does not have vendor specific objective evidence (VSOE) of the fair value of the various elements. This may occur if the customer does not specify all licensed courses at the outset, the customer chooses to wait for future licensed courses on a when and if available basis, the customer is given exchange privileges that are exercisable other than on the contract anniversaries, or the customer licenses all courses currently available and to be developed during the term of the arrangement. Revenue from nearly all of the Company’s contractual arrangements is recognized on a subscription or straight-line basis over the contractual period of service. The Company also derives revenue from extranet hosting/ASP services which is recognized on a straight-line basis over the period the services are provided. Upfront fees are recorded over the contract period.
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
The Company records reimbursable out-of-pocket expenses in both revenue and as a direct cost of revenue, as applicable, in accordance with EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.”
The Company records revenue net of applicable sales tax collected. Taxes collected from customers are recorded as part of accrued expenses on the balance sheet and are remitted to state and local taxing jurisdictions based on the filing requirements of each jurisdiction.

The Company records as deferred revenue amounts that have been billed in advance for products or services to be provided. Deferred revenue includes the unamortized portion of revenue associated with license fees for which the Company has received payment or for which amounts have been billed and are due for payment in 90 days or less for resellers and 180 days or less for direct customers.
SkillSoft contracts often include an uptime guarantee for solutions hosted on the Company’s servers whereby customers may be entitled to credits in the event of non-performance. The Company also retains the right to remedy any nonperformance event prior to issuance of any credit. Historically, the Company has not incurred substantial costs relating to this guarantee and the Company currently accrues for such costs as they are incurred. The Company reviews these costs on a regular basis as actual experience and other information becomes available; and should these costs become substantial, the Company would accrue an estimated exposure and consider the potential related effects of the timing of recording revenue on its license arrangements. The Company has not accrued any costs related to these warranties in the accompanying consolidated financial statements.
5. ACCOUNTING FOR SHARE-BASED COMPENSATION
The Company has several share-based compensation plans under which employees, officers, directors and consultants may be granted options to purchase the Company’s ordinary shares, generally at the market price on the date of grant. The options become exercisable over various periods, typically four years, and have a maximum term of up to ten years. As of July 31, 2008, 2,393,263 ordinary shares remain available for future grant under the Company’s share option plans. Please see Note 9 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2008 for a detailed description of the Company’s share option plans.
A summary of share option activity under the Company’s plans during the six months ended July 31, 2008 is as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
Share Options	Shares	Exercise Price	Term (Years)	(in thousands)
Outstanding, January 31, 2008	16,630,763	$7.05	4.76
Granted	20,000	10.90
Exercised	(1,815,619)	4.28
Cancelled	(46,884)	14.28

Outstanding, July 31, 2008	14,788,260	$7.38	4.30	$56,021

Exercisable, July 31, 2008	11,238,453	$7.63	3.94	$42,941

Vested and Expected to Vest, July 31, 2008 (1)	14,284,459	$7.41	4.26	$54,158

(1)	Represents the number of vested options as of July 31, 2008 plus the number of unvested options as of July 31, 2008 that are expected to vest adjusted for an estimated forfeiture rate of 12.9%. The Company recognizes expense incurred under SFAS No. 123(R) on a straight line basis. Due to the Company’s vesting schedule, expense is incurred on options that have not yet vested but which are expected to vest in a future period. The options for which expense has been incurred but have not yet vested are included above as options expected to vest.
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the shares on July 31, 2008 of $10.25 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on July 31, 2008. The total intrinsic value of options exercised during the three months ended July 31, 2008 and 2007 was approximately $5.2 million and $2.6 million, respectively. The total intrinsic value of options exercised during the six months ended July 31, 2008 and 2007 was approximately $10.9 million and $5.7 million, respectively.
6. ACQUISITION
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
The acquisition of NETg was accounted for as a business combination under SFAS No. 141, “Business Combinations” (SFAS No. 141), using the purchase method. Accordingly, the results of NETg have been included in the Company’s consolidated financial statements since the date of acquisition.
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

	THREE MONTHS ENDED	SIX MONTHS ENDED
	JULY 31, 2007	JULY 31, 2007
	(in thousands except per share data)
Revenue	$102,719	$191,109
Net income/loss	(7,684)	(24,625)
Net income/loss per share — basic	$(0.07)	$(0.24)

Net income/loss per share — diluted	$(0.07)	$(0.23)

The unaudited pro forma results are not necessarily indicative of the results that the Company would have attained had the acquisition of NETg occurred at the beginning of the periods presented.
7. SPECIAL CHARGES
MERGER AND EXIT COSTS
(a) Merger and Exit Costs Recognized as Liabilities in Purchase Accounting
In connection with the closing of the NETg acquisition on May 14, 2007, the Company’s management effected an acquisition integration effort to eliminate redundant facilities and employees and to reduce the overall cost structure of the acquired business to better align the Company’s operating expenses with existing economic conditions, business requirements and the Company’s operating model. Pursuant to this restructuring, the Company recorded $11.6 million of costs related to severance and related benefits, costs to vacate leased facilities and other pre-Acquisition liabilities. These costs were accounted for under EITF Issue No. 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations.” These costs, which were recognized as a liability assumed in the purchase business combination, were included in the allocation of the purchase price.
The reductions in employee headcount will total approximately 360 employees from the administrative, sales, marketing and development functions, and amounted to a liability of approximately $8.9 million. Approximately $8.6 million was paid against the exit plan accrual through July 31, 2008, and the remaining amount of $0.3 million, net of adjustments for foreign currency translation, is expected to be paid by the end of fiscal 2009.
In connection with the exit plan, the Company abandoned certain leased facilities resulting in a facilities consolidation liability of $0.4 million as of July 31, 2008, consisting of lease termination costs, broker commissions and other facility costs. As part of the plan, two larger sites and a number of small locations were vacated. The fair value of the lease termination costs was calculated with certain assumptions related to the Company’s estimated cost recovery efforts from subleasing vacated space, including (i) the time period over which the property will remain vacant, (ii) the sublease terms and (iii) the sublease rates.

The Company’s merger and exit liabilities which include previous merger and acquisition transactions are recorded in accrued expenses and long-term liabilities (see Note 16). Activity in the six month period ended July 31, 2008 is as follows (in thousands):

	EMPLOYEE
	SEVERANCE AND	CLOSEDOWN OF
	RELATED COSTS	FACILITIES	OTHER	TOTAL
Merger and exit accrual January 31, 2008	$1,646	$3,224	$1,370	$6,240

Adjustment to provision for merger and exit costs in connection with the acquisition of NETg	212	106	(967)	(649)
Payments made during the six months ended July 31, 2008	(597)	(845)	(140)	(1,582)

Merger and exit accrual July 31, 2008	$1,261	$2,485	$263	$4,009

The Company anticipates that the remainder of the merger and exit accrual will be paid by October 2011 as follows (in thousands):

Year ended January 31,
2009 (remaining 6 months)	$741
2010	458
2011	2,810

Total	$4,009

In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the costs of continued employment of certain former NETg employees during the transition period are being expensed as incurred and are included in merger and integration related expenses in the accompanying statements of income.
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
Summarized results of operations for discontinued operations, which includes a gain of $2.0 million, net of income tax resulting from proceeds received during the three months ended July 31, 2008 from the Company’s sale of the assets related to the NETg Press business in October 2007, are as follows (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 31,		JULY 31,
	2008	2007	2008	2007
Revenue from discontinued operations	$107	$3,629	$288	$3,629

Gain from discontinued operations before income taxes	3,459	911	3,305	911
Income tax	1,392	387	1,331	387

Gain from discontinued operations	$2,067	$524	$1,974	$524

(c) Restructuring
Activity in the Company’s restructuring accrual was as follows (in thousands):

Total restructuring accrual as of January 31, 2008	$961
Payments made during the six months ended July 31, 2008	(232)
Restructuring charges incurred during the six months ended July 31, 2008	—

Total restructuring accrual as of July 31, 2008	$729

The Company anticipates that the remainder of the restructuring accrual will be paid out in fiscal 2009.
8. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets are as follows (in thousands):

	JULY 31, 2008			JANUARY 31, 2008
	GROSS		NET	GROSS		NET
	CARRYING	ACCUMULATED	CARRYING	CARRYING	ACCUMULATED	CARRYING
	AMOUNT	AMORTIZATION	AMOUNT	AMOUNT	AMORTIZATION	AMOUNT
Internally developed software/ courseware	$38,717	$36,740	$1,977	$38,717	$33,259	$5,458
Customer contracts	36,848	23,523	13,325	36,848	19,846	17,002
Non-compete	6,900	3,450	3,450	6,900	2,070	4,830
Trademarks and trade names	2,725	1,707	1,018	2,725	1,028	1,697
Books trademark	900	—	900	900	—	900

	86,090	65,420	20,670	86,090	56,203	29,887
Goodwill	257,519	—	257,519	256,196	—	256,196

	$343,609	$65,420	$278,189	$342,286	$56,203	$286,083

The change in goodwill at July 31, 2008 from the amount recorded at January 31, 2007 is as follows:

Total
Gross carrying amount of goodwill, January 31, 2008	$256,196
Payment of contingent purchase price of Targeted Learning Corporation	250
Adjustments to allocation of purchase price for NETg acquisition	1,073

Gross carrying amount of goodwill, July 31, 2008	$257,519

The Company will be conducting its annual impairment test of goodwill for fiscal 2009 in the fourth quarter. $900,000 of intangible assets within trademarks of our Books24X7 business unit are considered indefinite-lived and accordingly no amortization expense is recorded.
9. COMPREHENSIVE INCOME
SFAS No. 130, “Reporting Comprehensive Income,” requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period resulting from transactions, other events and circumstances related to non-owner sources. Comprehensive income for the three and six months ended July 31, 2008 and 2007 was as follows (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 31,		JULY 31,
	2008	2007	2008	2007
Comprehensive income:
Net income	$12,882	$12,388	$19,956	$19,877
Other comprehensive (loss) income — Foreign currency adjustment	(95)	(263)	296	(415)
Change in fair value of interest rate hedge, net of tax	524	(232)	895	(232)
Unrealized losses on available-for-sale securities	(9)	(8)	(24)	(86)

Comprehensive income	$13,302	$11,885	$21,123	$19,144

Accumulated other comprehensive income as of July 31, 2008 and January 31, 2008 was as follows (in thousands):

	SIX MONTHS	YEAR ENDED
	ENDED JULY 31,	JANUARY 31,
	2008	2008
Unrealized (loss) gains on available-for-sale securities	$(2)	$22
Change in fair value of interest rate hedge	(1,185)	(2,080)
Foreign currency adjustment	(2,071)	(2,367)

Total accumulated other comprehensive loss	$(3,258)	$(4,425)

10. NET INCOME PER SHARE
Basic net income per share was computed using the weighted average number of shares outstanding during the period. Diluted net income per share was computed by giving effect to all dilutive potential shares outstanding. The weighted average number of shares outstanding used to compute basic net income per share and diluted net income per share was as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 31,		JULY 31,
	2008	2007	2008	2007
Basic weighted average shares outstanding	104,877,548	104,400,895	105,081,727	103,848,299
Effect of dilutive shares outstanding	3,834,676	4,022,698	4,149,667	3,891,310

Weighted average shares outstanding, as adjusted	108,712,224	108,423,593	109,231,394	107,739,609

The following share equivalents have been excluded from the computation of diluted weighted average shares outstanding for the three and six months ended July 31, 2008 and 2007, respectively, as they would be anti-dilutive:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 31,		JULY 31,
	2008	2007	2008	2007
Options to purchase shares	2,944,977	9,063,349	2,951,235	9,462,029
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
For the six months ended July 31, 2008 and 2007, the Company’s effective tax rates were 38.7% and (72.9%), respectively. For the six month period ended July 31, 2008, the provision for income taxes consisted of a cash tax provision of $2.0 million and a non-cash tax provision of $9.4 million. Included in the non-cash tax provision of $9.4 million are adjustments of approximately $0.4 million related to the Company’s deferred tax asset associated with FAS 123R stock based compensation charges and approximately $0.2 million related to the Company’s U.S. based deferred tax assets and liabilities resulting from newly enacted State legislation. In accordance with FAS 109, the adjustment for the effect of the change in state tax law is included in income from continuing operations for the period that includes the enactment date. For the six month period ended July 31, 2007, the tax benefit of $8.2 million (72.9%) consisted of a cash tax provision of $1.0 million and a non-cash tax benefit of $9.2 million. The non-cash tax benefit of $9.2 million was primarily the result of a $25 million reduction in the Company’s U.S. deferred tax valuation allowance on NOL carryforwards which was partially offset by the Company’s projected non-cash provision for income taxes and the impact of certain tax adjustments required in purchase accounting for the NETg acquisition.
At July 31, 2008, the Company had $4.1 million of unrecognized tax benefits. If recognized, $0.9 million would lower the Company’s effective tax rate. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense. As of July 31, 2008, the Company had approximately $0.6 million of accrued interest related to uncertain tax positions.
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
12. COMMITMENTS AND CONTINGENCIES
In January 2007, the Boston District Office of the SEC informed the Company that it was the subject of an informal investigation concerning option granting practices at SmartForce for the period beginning April 12, 1996 through July 12, 2002 (the Option Granting Investigation). These grants were made prior to the September 6, 2002 merger with SmartForce PLC. The Company has produced documents in response to requests from the SEC. The SEC staff has informed the Company that the staff has not determined whether to close the Option Granting Investigation.
The Company believes that it accounted for SmartForce stock option grants appropriately in the merger. When SkillSoft Corporation and SmartForce merged on September 6, 2002, SkillSoft Corporation was for accounting purposes deemed to have acquired SmartForce. Accordingly, the pre-merger financial statements of SmartForce are not included in the historical financial statements of the Company, and the Company’s financial statements include the results of SmartForce only from the date of the merger. Under applicable accounting rules, the Company valued all of the outstanding SmartForce stock options assumed in the merger at fair value upon consummation of the merger. Accordingly, the Company believes that its accounting for SmartForce stock options will not be affected by any error that SmartForce may have made in its own accounting for stock option grants and that that the Option Granting Investigation should not require any change in the Company’s financial statements.
The Company has cooperated with the SEC in the Option Granting Investigation. At the present time, the Company is unable to predict the outcome of the Option Granting Investigation or its potential impact on its operating results or financial position.
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
13. GEOGRAPHICAL DISTRIBUTION OF REVENUES
The Company attributes revenue to different geographical areas on the basis of the location of the customer. Revenues by geographical area for the three and six month periods ended July 31, 2008 and 2007 were as follows (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 31,		JULY 31,
	2008	2007	2008	2007
Revenues:
United States	$60,756	$57,261	$119,809	$101,080
United Kingdom (UK)	11,790	7,319	23,622	14,259
Canada	3,292	2,575	6,784	5,129
Europe, excluding UK	1,842	626	3,680	1,024
Australia/New Zealand	4,080	3,077	7,963	5,838
Other	1,572	611	3,117	1,279

Total revenues	$83,332	$71,469	$164,975	$128,609

Long-lived tangible assets at international locations are not significant.
14. ACCRUED EXPENSES

Accrued expenses in the accompanying condensed combined balance sheets consisted of the following (in thousands):

	JULY 31, 2008	JANUARY 31, 2008
Professional fees	3,879	5,308
Sales tax payable/VAT payable	1,539	4,366
Accrued royalties	1,992	6,892
Other accrued liabilities	9,980	12,941

Total accrued expenses	$17,390	$29,507

15. OTHER ASSETS
Other assets in the accompanying consolidated balance sheets consist of the following (in thousands):

	JULY 31, 2008	JANUARY 31, 2008
Note receivable – long term	—	3,507
Debt financing cost – long term (See Note 18)	3,718	4,126
Other	81	97

Total other assets	$3,799	$7,730

16. OTHER LONG TERM LIABILITIES
Other long term liabilities in the accompanying consolidated balance sheets consist of the following (in thousands):

	JULY 31, 2008	JANUARY 31, 2008
Merger accrual – long term	2,923	2,914
Interest rate swap liability (See Note 19)	1,984	3,467
Other	2,916	2,828

Total other long-term liabilities	$7,823	$9,209

In Note 17 of “Notes to Consolidated Financial Statements” presented in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008, the Company had unintentionally included approximately $2.5 million in “Merger accrual – long term” instead of “Other”. Such amount has been reclassified above for the correct presentation.
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
Effective February 1, 2008, the Company adopted the provision of SFAS No. 157 with respect to its financial assets and liabilities that are measured at fair value within the condensed consolidated financial statements. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position, results of operations or cash flows.
In February 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” (FSP SFAS No. 157-1) and FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (FSP SFAS No. 157-2). FSP SFAS No. 157-1 removes leasing from the scope of SFAS No. 157, “Fair Value Measurements.” FSP SFAS No. 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of FSP SFAS No. 157-1, effective February 1, 2008, did not impact the Company’s financial position, results of operations or cash flows. The Company has deferred the application of the provisions of this statement to its non-financial assets and liabilities in accordance with FSP SFAS No. 157-2. The Company does not expect that its adoption of the provisions of FSP SFAS 157-2 will have a material impact on its financial position, results of operations or cash flows.
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
The Company’s commercial paper, corporate debt securities, certificates of deposit and federal agency notes are classified as cash equivalents or available for sale securities based on the original maturity period and carried at fair value. These assets, except for federal agency notes, are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company classifies federal agency notes within Level 2 of the fair value hierarchy because they are valued using pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
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
The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2008 (in thousands):

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	July 31, 2008	Assets Level 1	Inputs Level 2	Inputs Level 3
Financial Assets:
Cash equivalents (1)	$33,413	$7,487	$25,926	$—
Available for sale securities (2)	$8,100	$8,100	$—	$—

Financial Liabilities:
Interest rate swap agreement (Note 19)	$1,984	$—	$1,984	$—

(1)	Consists of high-grade commercial paper and federal agency notes with original and remaining maturities of less than 90 days.

(2)	Consists of high-grade commercial paper, corporate debt securities and certificates of deposit with original maturities of 90 days or more and remaining maturities of less than 365 days.
18. LINE OF CREDIT
The Company has an agreement (the Credit Agreement) with certain lenders (the Lenders) providing for a $225 million senior secured credit facility comprised of a $200 million term loan facility and a $25 million revolving credit facility. The term loan was used to finance the NETg acquisition and the revolving credit facility may be used for general corporate purposes.
On July 7, 2008, the Company entered into an amendment (Amendment No. 1) to the Credit Agreement, and the related Guarantee and Collateral Agreement, dated May 14, 2007. Pursuant to the Credit Agreement, the Company and any subsidiary of the Company have a limited ability to repurchase shares in the Company. The primary purpose of Amendment No. 1 was to expand the ability of the Company and its subsidiaries to be able to make additional repurchases of the Company’s Ordinary Shares. The Company’s expanded repurchase ability under Amendment No. 1 is conditioned on the absence of an event of default and a requirement that (i) the leverage ratio shall be no greater than 2.75:1.0 as of the most recently completed fiscal quarter ending prior to the date of such repurchase and (ii) that the Company make a prepayment of the term loan under the Credit Agreement in an amount equal to the dollar amount of any such repurchase. Such term loan prepayments will not, however, be required in connection with the first $24.0 million of repurchases made from and after July 7, 2008.
Amendment No. 1 also provides for an increase in the interest rate on the term loan outstanding under the Credit Agreement and the payment of additional fees to the Lenders upon execution of Amendment No. 1. Pursuant to Amendment No. 1, the term loan will bear interest at a rate per annum equal to, at the Company’s election, (i) a base rate plus a margin of 2.50% (increased from 1.75%) or (ii) adjusted LIBOR plus a margin of 3.50% (increased from 2.75%).
In connection with the Credit Agreement and Amendment No. 1, the Company incurred debt financing costs of $5.9 million and $0.3 million, respectively, which were capitalized and are being amortized as additional interest expense over the term of the loans using the effective-interest method. During the three and six months ended July 31, 2008, the Company paid approximately $2.5 million and $6.3 million, respectively, in interest. The Company recorded $0.4 million and $0.6 million of amortized interest expense related to the capitalized debt financing costs for the three and six months ended July 31, 2008, respectively. As of July 31, 2008, total unamortized debt financing costs of $1.1 million and $3.7 million are recorded within prepaid expenses and other current assets and non-current other assets, respectively, based on scheduled future amortization.
During the three and six months ended July, 2008, the Company paid $30.4 million and $54.9 million, respectively, against the term loan amount. As a result, the balance outstanding under the term loan was $144.1 million at July 31, 2008 with a weighted average interest rate for the three month period ended July 31, 2008 of 7.49%.
Future scheduled minimum payments under this credit facility are as follows (in thousands):

Fiscal 2009 (remaining 6 months)	$728
Fiscal 2010	1,455
Fiscal 2011	1,455
Fiscal 2012	1,455
Fiscal 2013	1,455
Thereafter	137,512

Total	$144,060

19. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company has an interest rate swap to hedge the variable cash flows associated with existing variable-rate debt. As of July 31, 2008 and 2007, the notional amount on the interest rate swap was $120.0 million and $160.0 million, respectively.
At July 31, 2008 and 2007, the interest rate swap had a fair value of $(2.0) million and ($0.2) million, respectively, which was included in other liabilities. No hedge ineffectiveness was recognized during the six months ended July 31, 2008 and 2007. For the three months ended July 31, 2008 and 2007, the change in net unrealized gains (losses) on the interest rate swap designated as a cash flow hedge and reported as a component of comprehensive income was a $0.5 million net gain and $0.2 million net loss, respectively. For the six months ended July 31, 2008 and 2007, the change in net unrealized gains (losses) on the interest rate swap designated as a cash flow hedge and reported as a component of comprehensive income was a $0.9 million gain and a $0.2 million loss, net of tax, respectively.
Amounts reported in accumulated other comprehensive income related to derivatives will be incurred as interest expense as payments are made on the Company’s variable-rate debt. The change in net unrealized gain (losses) on cash flow hedges reflects a reclassification of $0.8 million of net unrealized losses and $0.1 million of net unrealized gains from accumulated other comprehensive income to interest expense for the three months ended July 31, 2008 and 2007, respectively. The change in net unrealized gain (losses) on cash flow hedges reflects a reclassification of $1.2 million of net unrealized losses and $0.1 million of net unrealized gains from accumulated other comprehensive income to interest expense for the six months ended July 31, 2008 and 2007, respectively. During the twelve month period ending July 31, 2009, the Company estimates that it will incur an additional $1.8 million of interest expense relating to the interest rate swap.
20. SHARE REPURCHASE PROGRAM
On April 8, 2008, the Company’s shareholders approved a program for the repurchase by the Company of up to an aggregate of 10,000,000 ADSs. During the three and six months ended July 31, 2008, the Company repurchased a total of 1,511,819 and 2,723,719 shares, respectively, for a total purchase price, including commissions, of $15.0 million and $27.2 million, respectively. The repurchased shares were not retired or canceled but rather held as treasury stock at cost; however, the Company does intend to retire these shares in the near future. As of July 31, 2008, 7,276,281 remained available for repurchase, subject to certain limitations, under the shareholder approved repurchase program which expires on October 7, 2009. The Company has submitted a proposal to its shareholders to increase the number of shares that may be repurchased under the repurchase program from 10,000,000 to 25,000,000 and to extend the duration of the repurchase program until March 23, 2010. The proposal will be voted on by the Company’s shareholders at the Company’s annual general meeting to be held on September 24, 2008. As discussed in Note 18, the Company has amended provisions of its Credit Agreement to expand the ability of the Company and its subsidiaries to repurchase shares.
21. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In February 2007, the FASB, issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 ” (SFAS No. 159), which permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for fiscal years beginning after November 15, 2007, or February 1, 2008 for SkillSoft. The Company adopted SFAS No. 159 on February 1, 2008 and elected not to measure any additional financial instruments or other items at fair value. Adoption of SFAS No. 159 did not have a material impact on the Company’s financial position or results of operations.
In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (SFAS No. 141(R)). SFAS No. 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) is effective for the Company for any business combinations for which the acquisition date is on or after February 1, 2009, with early adoption prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for the Company in fiscal 2009, with early adoption prohibited. Currently, the Company does not anticipate that SFAS No. 160 will have a material impact on the Company’s financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of Statement 133 and related hedged items accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). SFAS No. 161 requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 is effective for the Company on February 1, 2009. The Company is currently analyzing the effect, SFAS No. 161 will have on its disclosures related to the Company’s interest rate swap agreement.
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
We generate revenue primarily from the license of our products, the provision of professional services as well as from the provision of hosting and application services. The pricing for our courses varies based upon the content offering selected by a customer, the number of users within the customer’s organization and the length of the license agreement (generally one, two or three years). Our agreements permit customers to exchange course titles, generally on the contract anniversary date. Hosting services are separately licensed for an additional fee.
Cost of revenues includes the cost of materials (such as storage media), packaging, shipping and handling, CD duplication, custom content development and hosting services, royalties and certain infrastructure and occupancy expenses and share-based compensation. We generally recognize these costs as incurred. Also included in cost of revenues is amortization expense related to capitalized software development costs and intangible assets related to developed software and courseware acquired in business combinations.

We account for software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” (SFAS No. 86) which requires the capitalization of certain computer software development costs incurred after technological feasibility is established. No software development costs incurred during the three and six months of fiscal 2009 met the requirements for capitalization in accordance with SFAS No. 86.
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
BUSINESS OUTLOOK
In the three and six months ended July 31, 2008, we generated revenues of $83.3 million and $165.0 million, respectively, as compared to $71.5 million and $128.6 million in the three and six months ended July 31, 2007, respectively. We reported net income in the three and six months ended July 31, 2008 of $12.9 million and $20.0 million, respectively, as compared to $12.4 million and $19.9 million in the three and six months ended July 31, 2007, respectively.
While we have achieved increased revenues from last fiscal year’s comparable periods and remain profitable, we continue to find ourselves in a challenging business environment due to (i) the relatively slow overall market adoption rate for e-learning solutions, (ii) budgetary constraints on information technology (IT) spending by our current and potential customers and (iii) price competition and value based competitive offerings from a broad array of competitors in the learning market. Despite these challenges, we have seen some stability in the marketplace and our core business has performed in accordance with our expectations. Our recent revenue growth was primarily derived from the realization of additional revenue resulting from an increased customer base associated with the NETg acquisition as well as from third party resellers of our product and international sales. Our growth prospects are strongest in developing our expanded core business, which leverages our various product lines in a strategy of bundled product offerings, as well as continued distribution partnerships with third party resellers and international distribution growth. As a result, we have increased our sales and marketing investment related to these areas to help capitalize on the recent growth and potential continued growth. We have also invested aggressively in research and development in those areas to accelerate the time by which our planned new products will be available to our customers. In order to pursue the small and medium business markets, we continue to invest in our telesales unit, but we will need to see renewal rates consistent with those of our direct sales business to determine its growth potential. We plan to continue to invest in our new business direct field sales team and lead generator organization.
On May 14, 2007, we acquired NETg for approximately $254.7 million, after giving effect to certain customary post-closing adjustments. NETg was a global enterprise-learning company delivering integrated learning solutions for businesses, professional associations and government agencies that include instructional content, multiple delivery options, enabling technologies, and a range of expert consulting services. NETg offered many of the same financial and operating characteristics as our business model, including an annual recurring subscription-based licensing model for access to its learning resources library, a direct sales force distribution system complemented by resellers and telesales support, and a Global 2000 client base offering visibility through multi-year contracts and renewal rates. The acquisition added to our existing offerings through the addition of complementary NETg offerings such as live virtual instructor-led training, blended learning, learning content and custom development services among others. The acquisition supports our overall strategy to continually increase the quality, breadth and flexibility of the learning solutions we can make available to our corporate, government, education and small-to-medium size business customers and we anticipate the integrated assets and services will result in an increase in value to our customers. Also, the addition of NETg’s capabilities strengthens our ability to compete for a greater share of the $13.2 billion corporate training market that includes many larger players with more comprehensive product offerings and broader distribution.
In the six months ended July 31, 2008 and for the remainder of fiscal 2009, we have and will continue to focus on revenue and earnings growth, excluding normal and anticipated acquisition and integration related expenses, primarily by:
•	cross selling and up selling;

•	looking at new markets, which may include expanding or investing internationally;

•	acquiring new customers;

•	continuing to execute on our new product and telesales distribution initiatives; and

•	continuing to evaluate merger and acquisition and possible partnership opportunities that could contribute to our long-term objectives.
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
RESULTS OF OPERATIONS
THREE MONTHS ENDED JULY 31, 2008 VERSUS THREE MONTHS ENDED JULY 31, 2007

	Three Months Ended July 31,
	Dollar	Percent Change
	Increase (Decrease)	Increase (Decrease)	Percentage of Revenue
	2007/2008	2007/2008	2008†	2007†
	(In thousands)
Revenue	$11,863	17%	100%	100%
Cost of revenue	1,112	13%	12%	12%
Cost of revenue — amortization of intangible assets	(4)	—	2%	2%

Gross profit	10,755	18%	86%	85%

Research and development	1,155	10%	15%	16%
Selling and marketing	2,385	10%	31%	33%
General and administrative	435	5%	11%	13%
Amortization of intangible assets	(1,000)	(27)%	3%	5%
Merger related integration expenses	(8,253)	(97)%	—	12%
SEC investigation	(364)	*	—	—

Total operating expenses	(5,642)	(10)%	61%	79%

Operating income	16,397	377%	25%	6%

Other income expense, net	(96)	38%	—	—
Interest income	(153)	(21)%	1%	1%

	Three Months Ended July 31,
	Dollar	Percent Change
	Increase (Decrease)	Increase (Decrease)	Percentage of Revenue
	2007/2008	2007/2008	2008†	2007†
	(In thousands)
Interest expense	451	(12)%	(4)%	(5)%

Income before income taxes	16,599	1,564%	21%	1%
Provision for income taxes	17,648	*	8%	(15)%

Income from continuing operations	(1,049)	(9)%	13%	17%
Income from discontinued operations, net of income tax	1,543	*	2%	1%

Net income	$494	4%	15%	17%

*	Not meaningful

†	Does not add due to rounding.
Revenue
Revenue increased primarily due to the realization of additional revenue resulting from an increased customer base associated with the NETg acquisition in May 2007 as well as from continued additional revenue earned under agreements with third party resellers of our products. We expect revenue growth to continue through fiscal 2009.

	THREE MONTHS ENDED JULY 31,
(IN THOUSANDS)	2008	2007	CHANGE
Revenue:
United States	$60,756	$57,261	$3,495
International	22,576	14,208	8,368

Total	$83,332	$71,469	$11,863

Revenue increased by 6% and 59% in the United States and internationally, respectively, in the three months ended July 31, 2008 as compared to the three months ended July 31, 2007 as a result of increased revenue generated from the NETg acquisition and from existing customers and new business.
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
Costs and Expenses
The increase in cost of revenue in the three months ended July 31, 2008 versus the three months ended July 31, 2007 was primarily due to increased revenues. Gross margin increased less than 1% during these periods.
The increase in research and development expense in the three months ended July 31, 2008 versus the three months ended July 31, 2007 was primarily due to an increase in compensation and benefits of $1.0 million associated with additional headcount and an increase in outsource partner costs of $0.2 million to support expanded product and software development initiatives resulting from our larger customer base. A portion of these incremental costs are attributable to NETg integration initiatives, which include maintaining multiple platforms, fulfilling obligations of acquired customer contracts and product commitments assumed in the acquisition of NETg.
The increase in selling and marketing expense in the three months ended July 31, 2008 versus the three months ended July 31, 2007 was primarily due to an increase in compensation and benefits of $3.0 million as a result of an increase in sales and marketing headcount, which includes additional direct sales, telesales and field support personnel required to service our increased customer base as a result of the NETg acquisition, as well as incremental commissions resulting from increased order intake and billings from our larger base business and from the acquired

NETg customer base. This was partially offset by a reduction in costs related to sales meetings and marketing events of $0.5 million.
The increase in general and administrative expense in the three months ended July 31, 2008 versus the three months ended July 31, 2007 was primarily due to an increase of $0.5 million of professional fees primarily related to an on-going feasibility analysis related to our business realignment strategy.
The decrease in amortization of intangible assets in the three months ended July 31, 2008 versus the three months ended July 31, 2007 was primarily due to certain assets becoming fully amortized.
The decrease in merger and integration related expenses in the three months ended July 31, 2008 versus the three months ended July 31, 2007 was primarily due to the significant charges in last year’s second quarter, when the NETg acquisition was consummated, and the near completion of efforts undertaken to integrate NETg’s operations into ours. We do not expect to incur additional material merger-related expenses related to the NETg acquisition after the third quarter of fiscal 2009.
SEC investigation expenses decreased in the three months ended July 31, 2008 versus the three months ended July 31, 2007 due to a decrease in legal activities related to the SEC’s informal inquiry into the pre-merger option granting practices at SmartForce.
Other Expense, Net
The change in other income expense, net, in the three months ended July 31, 2008 versus the three months ended July 31, 2007 was primarily due to foreign currency fluctuations. Due to our multi-national operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies used in our business.
Interest Income
The reduction of interest income in the three months ended July 31, 2008 versus the three months ended July 31, 2007 was primarily due to lower interest rates and a reduction in our short-term investments.
Interest Expense
The decrease in interest expense in the three months ended July 31, 2008 versus the three months ended July 31, 2007 was primarily due to a reduction of our debt as a result of prepayments made in the first half of fiscal 2009.
Provision for Income Taxes
For the three months ended July 31, 2008, we had a tax provision of $6.8 million versus a tax benefit of $10.8 million for the three months ended July 31, 2007. For the three months ended July 31, 2008, the effective tax rate is higher than the Irish statutory rate of 12.5% primarily due to earnings realized in higher tax jurisdictions outside of Ireland. The tax benefit for the three months ended July 31, 2007 was influenced significantly by certain purchase accounting tax adjustments as a result of the NETg acquisition and the release of approximately $49.1 million of our valuation allowance primarily related to U.S. net operating loss (NOL) carryforwards. Approximately $25 million of this valuation allowance was recorded through reductions to tax expense and $24.1 million was recorded through adjustments to goodwill.
Discontinued Operations
During the three months ended July 31, 2008, the acquirer of our former NETg Press business prepaid the remaining portion of the purchase price for the NETg Press business resulting in a gain from the disposal of $2.0 million, net of income tax.

SIX MONTHS ENDED JULY 31, 2008 VERSUS SIX MONTHS ENDED JULY 31, 2007

	Six Months Ended July 31,
	Dollar	Percent Change
	Increase (Decrease)	Increase (Decrease)	Percentage of Revenue
	2007/2008	2007/2008	2008†	2007†
	(In thousands)
Revenue	$36,366	28%	100%	100%
Cost of revenue	3,093	20%	11%	12%
Cost of revenue — amortization of intangible assets	1,538	79%	2%	2%

Gross profit	31,735	29%	87%	86%

Research and development	4,393	20%	16%	17%
Selling and marketing	9,536	21%	34%	36%
General and administrative	2,198	14%	11%	13%
Amortization of intangible assets	1,417	33%	3%	3%
Merger related integration expenses	(7,767)	(91)%	—	7%
SEC investigation	(1,174)	(96)%	—	(1)%

Total operating expenses	8,603	9%	65%	76%

Operating income	23,132	177%	22%	10%

Other income expense, net	(651)	170%	(1)%	—
Interest income	(1,144)	(49)%	1%	2%
Interest expense	(3,199)	84%	(4)%	(3)%

Income before income taxes	18,138	162%	18%	9%
Provision for income taxes	19,509	*	7%	(6)%

Income from continuing operations	(1,371)	(7)%	11%	15%
Income from discontinued operations, net of income tax	1,450	*	1%	—

Net income	$79	—	12%	15%

*	Not meaningful.

†	Does not add due to rounding.
Revenue
Revenue increased primarily due to the realization of additional revenue resulting from an increased customer base associated with the acquisition of NETg in May 2007 as well as from continued additional revenue earned under agreements with third party resellers of our products. We expect revenue growth to continue through fiscal 2009.

	SIX MONTHS ENDED JULY 31,
(IN THOUSANDS)	2008	2007	CHANGE
Revenue:
United States	$119,809	$101,080	$18,729
International	45,166	27,529	17,637

Total	$164,975	$128,609	$36,366

Revenue increased by 19% and 64% in the United States and internationally, respectively, in the six months ended July 31, 2008 as compared to the six months ended July 31, 2007 as a result of increased revenue generated from the NETg acquisition and from existing customers and new business.
Costs and Expenses
The increase in cost of revenue — amortization of intangible assets in the six months ended July 31, 2008 versus the six months ended July 31, 2007 was primarily due to the amortization of the intangible assets acquired in the acquisition of NETg, which was partially offset by certain intangible assets becoming fully amortized since July 31, 2007.
The increase in cost of revenue in the six months ended July 31, 2008 versus the six months ended July 31, 2007 was primarily due to increased revenue. Gross margin increased less than 1% during these periods.
The increase in research and development expense in the six months ended July 31, 2008 versus the six months ended July 31, 2007 was primarily due to additional contractor and outsource partner costs of $2.2 million to support expanded product and software development initiatives resulting from our larger customer base. A portion of these incremental costs are attributable to NETg integration initiatives, which include maintaining multiple platforms, fulfilling obligations of acquired customer contracts and product commitments assumed in the acquisition of NETg. In addition, we incurred an increase in compensation and benefits of $2.0 million as a result of an increase in the research and development headcount.
The increase in selling and marketing expense in the six months ended July 31, 2008 versus the six months ended July 31, 2007 was primarily due to an increase in compensation and benefits of $7.5 million as a result of an increase in sales and marketing headcount, which includes additional direct sales, telesales and field support personnel required to service our increased customer base as a result of the NETg acquisition, as well as incremental commissions resulting from increased order intake and billings from our larger base business and from the acquired NETg customer base. In addition, we incurred incremental marketing costs of $0.9 million to support our larger customer base.
The increase in general and administrative expense in the six months ended July 31, 2008 versus the six months ended July 31, 2007 was primarily due to an increase of $2.7 million of professional fees primarily related to our share capital reduction initiative aimed at increasing distributable profits in our Irish parent entity as well as a feasibility analysis related to our business realignment strategy.
The increase in amortization of intangible assets in the six months ended July 31, 2008 versus the six months ended July 31, 2007 was primarily due to the amortization of the intangible assets acquired in the acquisition of NETg, which was partially offset by certain intangible assets becoming fully amortized since July 31, 2007.
The decrease in merger and integration related expenses in the six months ended July 31, 2008 versus the six months ended July 31, 2007 was primarily due to the significant charges in last year’s second quarter when the NETg acquisition was consummated, and the near completion of efforts undertaken to integrate NETg’s operations into ours.
SEC investigation expenses decreased in the six months ended July 31, 2008 versus the six months ended July 31, 2007 due to a decrease in legal activities related to the SEC’s informal inquiry into the pre-merger option granting practices at SmartForce.
Other Expense, Net
The change in other income expense, net, in the six months ended July 31, 2008 versus the six months ended July 31, 2007 was primarily due to foreign currency fluctuations. Due to our multi-national operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies used in our business.
Interest Income
The reduction of interest income in the six months ended July 31, 2008 versus the six months ended July 31, 2007 was primarily due to lower interest rates and a reduction in our short-term investments.
Interest Expense
The increase in interest expense in the six months ended July 31, 2008 versus the six months ended July 31, 2007 was primarily due to the interest expense on the debt incurred for the acquisition of NETg being incurred for the full six months through July 31, 2008 versus only three months through July 31, 2007. This was partially offset by a reduction of the debt as a result of prepayments made during fiscal 2009.
Provision for Income Taxes
For the six months ended July 31, 2008, we had a tax provision of $11.4 million versus a tax benefit of $8.2 million for the six months ended July 31, 2007. For the six months ended July 31, 2008, the effective tax rate is higher than the Irish statutory rate of 12.5% primarily due to earnings realized in higher tax jurisdictions outside of Ireland. For the six month period ended July 31, 2007, the $8.2 million tax benefit was comprised of a $25 million deferred tax benefit related to the reduction in our deferred tax asset valuation allowance, which was partially offset by the effects of certain purchase accounting tax adjustments related to the NETg acquisition.
Discontinued Operations
During the six months ended July 31, 2008, the acquirer of our former NETg Press business prepaid the remaining portion of the purchase price for the NETg Press business resulting in a gain from the disposal of $2.0 million, net of income tax.
LIQUIDITY AND CAPITAL RESOURCES
As of July 31, 2008, our principal source of liquidity was our cash and cash equivalents and short-term investments, which totaled $82.0 million. This compares to $89.6 million at January 31, 2008.
Net cash provided by operating activities of $59.7 million for the six months ended July 31, 2008 was primarily due to a decrease in accounts receivable of $88.8 million. Net cash provided by operating activities was also a result of net income from continuing operations of $18.0 million, which included the impact of non-cash expenses for depreciation and amortization and amortization of intangible assets of $12.1 million, non-cash provision for income taxes of $9.4 million and share-based compensation expense of $3.1 million. These amounts were partially offset by a decrease in accrued expenses of $19.8 million as well as a decrease in deferred revenue of $53.0 million. These decreases in accounts receivable, accrued expenses and deferred revenue are primarily a result of the seasonality of our operations, with the fourth quarter of our fiscal year historically generating the most activity, including order intake and billing.
Net cash provided by investing activities was $2.6 million for the six months ended July 31, 2008, which includes the maturities of investments, net of purchases, generating a cash inflow of approximately $5.5 million. This was partially offset by the purchases of capital assets of approximately $2.7 million.
Net cash used in financing activities was $71.7 million for the six months ended July 31, 2008. During this period, we made a principal payment on our long-term debt of $54.9 million and purchased shares having a value of $27.2 million under our shareholder-approved share repurchase program. These uses of cash were partially offset by proceeds of $9.8 million received from the exercise of share options under our various share option programs and share purchases made under our 2004 Employee Share Purchase Plan.
Cash provided from discontinued operations for the six months ended July 31,2008 included the gross proceeds of $6.9 million from the sale of NETg Press.
We had working capital of approximately $1.7 million as of July 31, 2008 and approximately $30.4 million as of January 31, 2008. The decrease in working capital was primarily due to a principal payment on debt of $54.9 million and the purchase of shares having a value of $27.2 million under our shareholder-approved share repurchase program. This was partially offset by net income from continued operations of $18.0 million, which includes non-cash charges for depreciation and amortization of $12.1 million, share-based compensation expense of $3.1 million and a non-cash tax charge of $9.4 million. Additionally, we received proceeds of $9.8 million from the exercise of share options under our various share option programs and from share purchases made under our 2004 Employee Share Purchase Plan.
As of January 31, 2008, we had U.S. NOL carryforwards of approximately $258.3 million. These NOLs represent the gross carrying value of operating loss carryforwards. These NOL carryforwards, which are subject to potential limitations based upon change in control provisions of Section 382 of the Internal Revenue Code, are available to reduce future taxable income, if any, through 2025. Included in the $258.3 million at January 31, 2008 is approximately $36.3 million of NOL carryforwards in the United States resulting from disqualifying dispositions. We will realize the benefit of these losses through increases to shareholder’s equity in the periods in which the losses are utilized to reduce tax payments. Additionally, we had approximately $193.0 million of NOL carryforwards in jurisdictions outside of the U.S. Included in the $193.0 million is approximately $142.2 million of NOL carryforwards in jurisdictions outside the U.S. which were acquired in the SmartForce Merger, the purchase of Books24x7 and the purchase of NETg foreign entities. We will realize the benefits of these acquired NOL carryforwards through reductions to goodwill and non-goodwill intangible assets during the period that the losses are utilized. We also had U.S. federal tax credit carryforwards of approximately $2.5 million at January 31, 2008.
We lease certain of our facilities and certain equipment and furniture under operating lease agreements that expire at various dates through 2023. In addition, we have a term loan which will be paid out over the next 5 years. Future minimum lease payments, net of estimated sub-rentals, under these agreements and the debt repayments schedule are as follows (in thousands):

	Payments Due by Period
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Operating Lease Obligations	$18,481	$4,568	$4,790	$2,741	$6,382
Debt Obligations	144,060	1,455	2,910	139,695	—

Total Obligations	$162,541	$6,023	$7,700	$142,436	$6,382
We do not have any off-balance sheet arrangements, as defined under SEC rules, such as relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, established for the purpose of facilitating transactions that are not required to be reflected on our balance sheet.
In May 2007, we entered into a credit agreement with certain lenders providing for a $225 million senior credit facility comprised of a $200 million term loan facility and a $25 million revolving credit facility. On July 7, 2008, we entered into an amendment to the credit agreement dated May 14, 2007. The primary purpose of the amendment was to expand the ability to make additional repurchases of shares. The expanded repurchase ability under the amendment is conditioned on the absence of an event of default and a requirement that (i) the leverage ratio shall be no greater than 2.75:1.0 as of the most recently completed fiscal quarter ending prior to the date of such repurchase and (ii) that we make a prepayment of the term loan under the Credit Agreement in an amount equal to the dollar amount of any such repurchase. Such term loan prepayments will not, however, be required in connection with the first $24,000,000 of repurchases made from and after July 7, 2008.
Please see Note 10 of The Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K as filed with the SEC on March 31, 2008 and our 8-K filed July 11, 2008, for a detailed description of the credit agreement, as amended.
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
ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of July 31, 2008, we did not use derivative financial instruments for speculative or trading purposes.
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
FOREIGN CURRENCY RISK
Due to our multi-national operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues or pay expenses and the U.S. dollar. Our expenses are not necessarily incurred in the currency in which revenue is generated, and, as a result, we are required from time to time to convert currencies to meet our obligations. These currency conversions are subject to exchange rate fluctuations, in particular with respect to changes in the value of the Euro, Canadian dollar, Australian dollar, New Zealand dollar, Singapore dollar, and pound sterling relative to the U.S. dollar, which could adversely affect our business and our results of operations. During the six months ended July 31, 2008 and 2007, we incurred foreign currency exchange losses of $677,000 and $407,000, respectively.

ITEM 4. — CONTROLS AND PROCEDURES
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II
ITEM 1. — LEGAL PROCEEDINGS
SEC Investigations
See Part I Item 3 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2008 for a discussion of legal proceedings. There were no material developments in these proceedings during the quarter ended July 31, 2008.
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
PAST AND FUTURE ACQUISITIONS, INCLUDING OUR ACQUISITION OF NETG, MAY NOT PRODUCE THE BENEFITS WE ANTICIPATE AND COULD HARM OUR CURRENT OPERATIONS.
     One aspect of our business strategy is to pursue acquisitions of businesses or technologies that will contribute to our future growth. On May 14, 2007, we acquired NETg from The Thomson Corporation. However, we may not be successful in identifying or consummating future attractive acquisition opportunities. Moreover, any acquisitions we do consummate, may not produce benefits commensurate with the purchase price we pay or our expectations for the acquisition. In addition, acquisitions, involve numerous risks, including:
•	difficulties in integrating the technologies, operations, financial controls and personnel of the acquired company;

•	difficulties in retaining or transitioning customers and employees of the acquired company;

•	diversion of management time and focus;

•	incurrence of unanticipated expenses associated with the acquisition or the assumption of unknown liabilities or unanticipated financial, accounting or other problems of the acquired company; and

•	accounting charges related to the acquisition, including restructuring charges, write-offs of in-process research and development costs, and subsequent impairment charges relating to goodwill or other intangible assets acquired in the transaction.

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
     Growing competition may result in price reductions, reduced revenue and gross profits and loss of market share, any one of which would have a material adverse effect on our business. Many of our current and potential competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition, and we expect to face increasing pricing pressure from competitors as managers demand more value for their training budgets. Accordingly, we may be unable to provide e-learning solutions that compare favorably with new instructor-led techniques, other interactive training software or new e-learning solutions.
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
OUR BUSINESS IS SUBJECT TO CURRENCY FLUCTUATIONS THAT COULD ADVERSELY AFFECT OUR OPERATING RESULTS.
     Due to our multinational operations, our operating results are subject to fluctuations based upon changes in the exchange rates between the currencies in which revenue is collected or expenses are paid. In particular, the value of the U.S. dollar against the Euro, pound sterling, Canadian dollar, Australian dollar, New Zealand dollar, Singapore dollar and related currencies will impact our operating results. Our expenses will not necessarily be incurred in the currency in which revenue is generated, and, as a result, we will be required from time to time to convert currencies to meet our obligations. These currency conversions are subject to exchange rate fluctuations, and changes to the value of these currencies and other currencies relative to the U.S. dollar could adversely affect our business and results of operations.
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
     We have cooperated with the SEC in this matter. At the present time, we are unable to predict the outcome of this matter or its potential impact on our operating results or financial position. However, we may incur substantial costs in connection with the SEC option granting practices investigation, and this investigation could cause a diversion of management time and attention. In addition, we could be subject to penalties, fines or regulatory sanctions or claims by our former officers, directors or employees for indemnification of costs they may incur in connection with the SEC investigation. Any or all of those issues could adversely affect our business, operating results and financial position.
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
ITEM 2. — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On April 8, 2008, our shareholders approved the repurchase of up to 10,000,000 of our ADSs. Under the approved share purchase program, we entered into a share purchase agreement, pursuant to which we and certain of our subsidiaries are entitled to purchase our ADSs. ADSs that are repurchased by us or our subsidiaries under the share purchase program shall, at the option of our Board of Directors, be either cancelled upon their purchase or held as treasury shares.
During the three months ended July 31, 2008, certain of our subsidiaries repurchased our ADSs as follows:

			(c)
			Total
			Number of	(d)
			Shares	Maximum
			Purchased	Number of
	(a)		as Part of	Shares that
	Total	(b)	Publicly	May Yet Be
	Number of	Average	Announced	Purchased
	Shares	Price Paid	or Program	Under the
Period	Purchased (1)	per Share $	(2)	Program
May 1, 2008 – May 31, 2008	766,486	$10.21	766,486	8,021,614
June 1, 2008 – June 30, 2008	—	—	—	8,021,614
July 1, 2008 – July 31, 2008	745,333	9.59	745,333	7,276,281

Total	1,511,819	$9.90	1,511,819	7,276,281

(1)	We repurchased 2,723,719 of our ADSs pursuant to a share repurchase program that was approved by our shareholders on April 8, 2008.

(2)	Our shareholders approved the repurchase by us of up to 10,000,000 ADSs at a per share purchase price which complies with the requirements of Rule 10b-18. Unless terminated earlier by resolution of our Board of

Directors, the repurchase program will expire on October 7, 2009 or when we have repurchased all shares authorized for repurchase thereunder.
We have submitted a proposal to our shareholders to increase the number of shares that may be repurchased under the repurchase program from 10,000,000 to 25,000,000 and to extend the duration of the repurchase program until March 23, 2010. The proposal will be voted on at our annual general meeting to be held on September 24, 2008.
ITEM 3. — DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable
ITEM 5. — OTHER INFORMATION
Not applicable
ITEM 6. — EXHIBITS
See the Exhibit Index attached hereto.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKILLSOFT PUBLIC LIMITED COMPANY
Date: September 9, 2008	By:	/s/ Thomas J. McDonald
Thomas J. McDonald
Chief Financial Officer

EXHIBIT INDEX

10.1	Amendment No. 1, dated July 7, 2008, to Credit Agreement and to Guarantee and Collateral Agreement, each dated May 14, 2007 (incorporated by reference to Exhibit 10.1 of SkillSoft PLC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 11, 2008 (File No. 000-25674)).

31.1	Certification of SkillSoft PLC’s Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of SkillSoft PLC’s Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of SkillSoft PLC’s Chief Executive Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) under the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of SkillSoft PLC’s Chief Financial Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) under the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.