Form 10-K/A
period 2008-01-31
SKILLSOFT PUBLIC LIMITED CO
filed 2008-09-17
CIK 940181

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 2
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
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑   No ☐
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and “smaller reporting company”” in Rule 12b-2 of the Exchange Act. (Check one):
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
     On September 12, 2008, the registrant had outstanding 104,495,046 ordinary shares (issued or issuable in exchange for the registrant’s outstanding American Depositary Shares (“ADSs”)).
     DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
PART IV
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
EXHIBIT INDEX
Ex-21.1 List of Significant Subsidiaries
Ex-31.5 Section 302 Certification of CEO
Ex-31.6 Section 302 Certification of CFO

EXPLANATORY NOTE
     This Annual Report on Form 10-K/A is being filed as Amendment No. 2 to the Annual Report on Form 10-K of SkillSoft Public Limited Company (the “Registrant” or the “Company”) filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2008, solely for the purpose of filing exhibit 21.1 (List of Significant Subsidiaries), which was inadvertently omitted from the Annual Report on Form 10-K of SkillSoft Public Limited Company filed with the Securities and Exchange Commission on March 31, 2008. Part IV is also being amended to add new certifications in accordance with Rule 13a-14(a) of the Exchange Act.

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
Charles E. Moran,
Chairman of the Board, President and Chief Executive Officer
Date: September 17, 2008

EXHIBIT INDEX

Exhibit
No.	Title

2.1	Agreement and Plan of Merger, dated as of June 10, 2002, by and among SmartForce Public Limited Company, SkillSoft Corporation and Slate Acquisition Corp. (Incorporated by reference to Exhibit 2.1 to SkillSoft PLC’s Current Report on Form 8-K dated June 14, 2002 (File No. 000-25674)).

2.2	Stock and Asset Purchase Agreement among T.N.H. France SARL, T.N.H. Holdings GmbH, The Thomson Corporation (Australia) Pty Ltd, Thomson Information and Solutions Limited, Thomson Global Resources, Thomson Learning Inc., SkillSoft Public Limited Company and SkillSoft Corporation, dated October 25, 2006 (Incorporated by reference to Exhibit 2.1 to SkillSoft PLC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 26, 2006 (File No. 000-25674)).

2.3	Side Letter to Purchase Agreement, dated as of May 14, 2007, by and among SkillSoft Public Limited Company, SkillSoft Corporation, Thompson Learning Inc., Thomson Global Resources, T.N.H. France SARL, T.N.H. Holdings GmbH, The Thomson Corporation (Australia) Pty Ltd., and Thomson Information & Solutions Limited (Incorporated by reference to Exhibit 2.2 of SkillSoft PLC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 14, 2007 (File No. 000-25674)).

3.1	Memorandum of Association of SkillSoft PLC as amended on March 24, 1992, March 31, 1995, April 28, 1998, January 26, 2000, July 10, 2001, September 6, 2002 and November 19, 2002 (Incorporated by reference to Exhibit 3.1 to SkillSoft PLC’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2002 as filed with the Securities and Exchange Commission on January 21, 2003 (File No. 000-25674)).

3.2	Articles of Association of SkillSoft PLC as amended on July 6, 1995, April 28, 1998, January 26, 2000, July 10, 2001, September 6, 2002 and November 19, 2002 (Incorporated by reference to Exhibit 3.2 to SkillSoft PLC’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2002 as filed with the Securities and Exchange Commission on January 21, 2003 (File No. 000-25674)).

4.1	Specimen certificate representing the ordinary shares of SkillSoft PLC (Incorporated by reference to Exhibit 4.1 to SkillSoft PLC’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 as filed with the Securities and Exchange Commission on April 29, 2003 (File No. 000-25674)).

4.2	Amended and Restated Deposit Agreement (including the form of American Depositary Receipt), dated as of April 13, 1995 as amended and restated as of September 4, 2002, among SkillSoft PLC, The Bank of New York, as Depositary, and each Owner and Beneficial Owner from time to time of American Depositary Receipts issued thereunder (Incorporated by reference to Exhibit 4.1 to SkillSoft PLC’s Current Report on Form 8-K dated November 14, 2002 (File No. 000-256740)).

4.3	Amended and Restated Restricted Deposit Agreement (including the form of American Depositary Receipt), dated as of November 30, 1995 and amended and restated as of September 4, 2002, among SkillSoft PLC, The Bank of New York, as Depositary, and each Owner and Beneficial Owner from time to time of American Depositary Receipts issued thereunder (Incorporated by reference to Exhibit 4.2 to SkillSoft PLC’s Current Report on Form 8-K dated November 14, 2002 (File No. 000-25674)).

4.4	Restricted Deposit Agreement(B) dated as of June 8, 1998 and amended and restated as of September 4, 2002 among SkillSoft PLC, The Bank of New York, and the owners and beneficial owners of Restricted American Depositary Receipts (Incorporated by reference to Exhibit 4.3 to SkillSoft PLC’s Current Report on Form 8-K dated November 14, 2002 (File No. 000-25674)).

10.1**	1990 Share Option Scheme (Incorporated by reference to Exhibit 10.1 to SkillSoft PLC’s Registration Statement on Form F-1 declared effective with the Securities and Exchange Commission on April 13, 1995 (File No. 333-89904)).

10.2**	1994 Share Option Plan (Incorporated be reference to Exhibit 10.2 to SkillSoft PLC’s Registration Statement on Form F-1 declared effective with the Securities and Exchange Commission on April 13, 1995 (File No. 333-89904)).

Exhibit
No.	Title

10.3**	Form of Indemnification Agreement between CBT Systems USA, Ltd. (formerly, Thornton Holdings, Ltd.) and its directors and officers dated as of April 1995 (Incorporated by reference to Exhibit 10.5 to SkillSoft PLC’s Registration Statement on Form F-1 declared effective with the Securities and Exchange Commission on April 13, 1995 (File No. 333-89904)).

10.4**	Form of Indemnification Agreement between SmartForce (USA) and its directors and officers dated as of September 6, 2002 (Incorporated by reference to Exhibit 10.5 to SkillSoft PLC’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 as filed with the Securities and Exchange Commission on April 29, 2003 (File No. 000-25674)).

10.5**	1996 Supplemental Stock Plan (Incorporated by reference to Exhibit 10.3 to SkillSoft PLC’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2006 as filed with the Securities and Exchange Commission on December 8, 2006 (File No. 000-25674)).

10.6**	2002 Share Option Plan, as amended (Incorporated by reference to Exhibit 10.2 to SkillSoft PLC’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2006 as filed with the Securities and Exchange Commission on December 8, 2006 (File No. 000-25674)).

10.7**	2001 Outside Director Option Plan, as amended (Incorporated by reference to Exhibit 10.1 to SkillSoft PLC’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2007 as filed with the Securities and Exchange Commission on December 10, 2007 (File No. 000-25674)).

10.8 **	Employment Agreement dated June 10, 2002 between SkillSoft PLC and Charles E. Moran (Incorporated by reference to Exhibit 10.31 to SkillSoft PLC’s Amendment No. 1 to Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on July 30, 2002 (File No. 333-90872)).

10.9**	Employment Agreement dated as of June 10, 2002 between SkillSoft PLC and Jerald A. Nine, Jr. (Incorporated by reference to Exhibit 10.33 to SkillSoft PLC’s Amendment No. 1 to Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on July 30, 2002 (File No. 333-90872)).

10.10	Registration Rights Agreement dated as of June 10, 2002 between SkillSoft PLC and Warburg Pincus Ventures, L.P. (Incorporated by reference to Exhibit 10.27 to SkillSoft PLC’s Amendment No. 1 to Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on July 30, 2002 (File No. 333-90872)).

10.11**	Employment Agreement dated January 12, 1998 between SkillSoft Corporation and Mark A. Townsend (Incorporated by reference to Exhibit 10.15 to SkillSoft PLC’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 as filed with the Securities and Exchange Commission on April 29, 2003 (File No. 000-25674)).

10.12**	Employment Agreement dated January 12, 1998 between SkillSoft Corporation and Thomas J. McDonald (Incorporated by reference to Exhibit 10.16 to SkillSoft PLC’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 as filed with the Securities and Exchange Commission on April 29, 2003 (File No. 000-25674)).

10.13**	Employment Agreement dated effective September 6, 2002 between SkillSoft PLC and Colm Darcy (Incorporated by reference to Exhibit 10.17 to SkillSoft PLC’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 as filed with the Securities and Exchange Commission on April 29, 2003 (File No. 000-25674)).

10.14	Lease dated May 25, 2001, as amended between 1987 Tamposi Limited Partnership and SkillSoft Corporation (Incorporated by reference to Exhibit 10.15 to SkillSoft PLC’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006 as filed with the Securities and Exchange Commission on April 13, 2006 (File No. 000-25674)).

10.15**	Indemnification Agreement, dated November 13, 2003, by and between SkillSoft Corporation and P. Howard Edelstein (Incorporated by reference to Exhibit 10.2 to SkillSoft PLC’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2003 as filed with the Securities and Exchange Commission on December 15, 2003 (File No. 000-25674)).

Exhibit
No.	Title

10.16**	Indemnification Agreement, dated March 4, 2004, by and between SkillSoft Corporation and William Meagher. (Incorporated by reference to Exhibit 10.27 to SkillSoft PLC’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004 as filed with the Securities and Exchange Commission on April 15, 2004 (File No. 000-25674)).

10.17**	Lease agreement, dated June 9, 2004, as amended, by and between Hewlett-Packard Company and SkillSoft Corporation (Incorporated by reference to Exhibit 10.19 to SkillSoft PLC’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006 as filed with the Securities and Exchange Commission on April 13, 2006 (File No. 000-25674)).

10.18	Pledge Agreement, dated January 31, 2007, by and between Silicon Valley Bank and SkillSoft Corporation (Incorporated by reference to Exhibit 10.19 to SkillSoft PLC’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007 as filed with the Securities and Exchange Commission on April 13, 2007 (File No. 000-25674)).

10.19	Form of Director Option Agreement for initial grants under the 2001 Director Option Plan (Incorporated by reference to Exhibit 99.2 to SkillSoft PLC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 4, 2006 (File No. 000-25674)).

10.20**	Form of Director Option Agreement for subsequent grants under the 2001 Director Option Plan (Incorporated by reference to Exhibit 99.3 to SkillSoft PLC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 4, 2006 (File No. 000-25674)).

10.21**	Form of Option Agreement under 2002 Share Option Plan (Incorporated by reference to Exhibit 10.5 to SkillSoft PLC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004 as filed with the Securities and Exchange Commission on September 9, 2004 (File No. 000-25674))

10.22**	Summary of Fiscal 2007 Executive Incentive Compensation Program. (Incorporated by reference to Exhibit 99.1 to SkillSoft PLC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 28, 2006 (File No. 000-25674)).

10.23	Release and Settlement Agreement (Incorporated by reference to Exhibit 10.1 to SkillSoft PLC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005 as filed with the Securities and Exchange Commission on September 9, 2005 (File No. 000-25674)).

10.24	Credit Agreement, dated May 14, 2007, among SkillSoft PLC, SkillSoft Corporation, Credit Suisse, Credit Suisse Securities (USA) LLC, Keybank National Association, Silicon Valley Bank, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 of SkillSoft PLC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 14, 2007 (File No. 000-25674)).

10.25	Guarantee and Collateral Agreement, dated May 14, 2007, among SkillSoft PLC, SkillSoft Corporation and the subsidiary guarantors party thereto (Incorporated by reference to Exhibit 10.2 of SkillSoft PLC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 14, 2007 (File No. 000-25674)).

10.26	Summary of Fiscal 2008 Executive Cash Incentive Compensation Program (Incorporated by reference to Exhibit 99.1 to SkillSoft PLC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 25, 2007 (File No. 000-25674)).

21.1*	List of Significant Subsidiaries.

23.1†	Consent of Ernst & Young LLP

31.1†	Certification of SkillSoft PLC’s Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2†	Certification of SkillSoft PLC’s Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.3††	Certification of SkillSoft PLC’s Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

Exhibit
No.	Title

31.4††	Certification of SkillSoft PLC’s Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.5*	Certification of SkillSoft PLC’s Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.6*	Certification of SkillSoft PLC’s Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1†	Certification of SkillSoft PLC’s Chief Executive Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) under the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of SkillSoft PLC’s Chief Financial Officer pursuant to Rule 13a-14(b)/Rule 15d-14(b) under the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed with our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008.

††	Filed with Amendment No. 1 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 23, 2008.

*	Filed herewith.

**	Denotes management or compensatory plan or arrangement required to be filed by registrant pursuant to Item 15(c) of this report on Form 10-K.