Form 10-Q
period 2008-12-09
SKILLSOFT PUBLIC LIMITED CO
filed 2008-12-09
CIK 940181

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2008

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

On December 5, 2008, the registrant had outstanding 101,672,676 Ordinary Shares (issued or issuable in exchange for the registrant’s outstanding American Depositary Shares).

SKILLSOFT PLC

FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 31, 2008

~ 2 ~

PART I — FINANCIAL INFORMATION

ITEM 1. — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SKILLSOFT PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	OCTOBER 31, 2008 (Unaudited)	JANUARY 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$64,764	$76,059
Short-term investments	8,804	13,525
Restricted cash	3,745	3,963
Accounts receivable, net	72,546	171,708
Prepaid expenses and other current assets	19,114	29,061
Deferred tax assets	10,326	13,476
Total current assets	179,299	307,792
Property and equipment, net	7,914	7,210
Intangible assets, net	16,242	29,887
Goodwill	256,606	256,196
Deferred tax assets	75,005	87,866
Other assets	3,702	7,730
Total assets	$538,768	$696,681
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long term debt	$1,455	$2,000
Accounts payable	1,772	2,139
Accrued compensation	7,952	24,577
Accrued expenses	19,528	29,507
Deferred revenue	142,642	219,161
Total current liabilities	173,349	277,384

Long-term debt	142,242	197,000
Other long-term liabilities	5,932	9,209
Total long-term liabilities	148,174	206,209
Commitments and contingencies (Note 12)
Shareholders' equity:
Ordinary shares, €0.11 par value: 250,000,000 shares authorized; 104,088,871 and 111,663,813 shares issued at October 31, 2008 and January 31, 2008, respectively	11,342	12,397
Additional paid-in capital	541,967	591,303
Treasury stock, at cost, 657,100 and 6,533,884 ordinary shares at October 31, 2008 and January 31, 2008, respectively	(5,401)	(24,524)
Accumulated deficit	(329,678)	(361,663)
Accumulated other comprehensive loss	(985)	(4,425)
Total stockholders' equity	217,245	213,088
Total liabilities and stockholders' equity	$538,768	$696,681

The accompanying notes are an integral part of these condensed consolidated financial statements.

~ 3 ~

SKILLSOFT PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 31,		OCTOBER 31,
	2008	2007	2008	2007
Revenues	$83,064	$75,124	$248,039	$203,733
Cost of revenues (1)	9,374	8,282	28,013	23,827
Cost of revenues - amortization of intangible assets	1,690	1,740	5,170	3,683
Gross profit	72,000	65,102	214,856	176,223
Operating expenses:
Research and development (1)	12,138	13,710	38,136	35,315
Selling and marketing (1)	26,387	25,227	82,185	71,489
General and administrative (1)	9,130	9,449	27,454	25,572
Amortization of intangible assets	2,738	3,634	8,475	7,955
Merger and integration related expenses	-	2,616	761	11,144
SEC investigation	-	105	49	1,328
Total operating expenses	50,393	54,741	157,060	152,803
Operating income	21,607	10,361	57,796	23,420
Other income (expense), net	752	(642)	(282)	(1,026)
Interest income	248	654	1,440	2,990
Interest expense	(3,103)	(3,927)	(10,116)	(7,741)
Income before provision (benefit) for income taxes from continuing operations	19,504	6,446	48,838	17,643
Provision (benefit) for income taxes	7,438	270	18,790	(7,886)
Income from continuing operations	12,066	6,176	30,048	25,529
(Loss) income from discontinued operations, net of income taxes (2)	(37)	(351)	1,937	173
Net income	$12,029	$5,825	$31,985	$25,702
Net income per share (Note 10):
Basic - continuing operations	$0.12	$0.06	$0.29	$0.25
Basic - discontinued operations	$(0.00)	$(0.00)	$0.02	$0.00
	$0.12	$0.06	$0.31	$0.25
Basic weighted average common shares outstanding	104,182,736	104,789,720	104,779,876	104,165,555
Diluted - continuing operations	$0.11	$0.06	$0.28	$0.24
Diluted - discontinued operations	$(0.00)	$(0.00)	$0.02	$0.00
	$0.11	$0.05 †	$0.29 †	$0.24
Diluted weighted average common shares outstanding	107,500,272	108,552,456	108,656,388	108,018,673
 ________
†           Does not add due to rounding.

(1)	Share-based compensation included in cost of revenues and operating expenses:

	THREE MONTHS ENDED OCTOBER 31,		NINE MONTHS ENDED OCTOBER 31,
	2008	2007	2008	2007
Cost of revenues	$52	$54	$163	$119
Research and development	227	226	695	659
Selling and marketing	412	442	1,434	1,309
General and administrative	731	657	2,212	1,921

(2)	Discontinued operations:

Income tax (benefit) expense	$(25)	$(311)	$1,306	$76

The accompanying notes are an integral part of these condensed consolidated financial statements.

~ 4 ~

SKILLSOFT PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, IN THOUSANDS)

	NINE MONTHS ENDED
	OCTOBER 31,
	2008	2007
Cash flows from operating activities from continuing operations:
Income from continuing operations	$30,048	$25,529
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Share-based compensation	4,504	4,008
Depreciation and amortization	3,921	5,481
Amortization of intangible assets	13,645	11,638
(Recovery of) provision for bad debts	(187)	470
Provision (benefit) for income taxes - non-cash	15,727	(8,986)
Non-cash interest expense	898	481
Realized loss on sale of assets, net	-	(58)
Tax benefit related to exercise of non-qualified stock options	(1,247)	-
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable	92,756	36,344
Prepaid expenses and other current assets	7,907	14,145
Accounts payable	(858)	(1,313)
Accrued expenses, including long-term	(23,395)	(45,563)
Deferred revenue	(68,608)	(33,707)
Deferred tax asset	306	-
Net cash provided by operating activities from continuing operations	75,417	8,469
Cash flows from investing activities from continuing operations:
Purchases of property and equipment	(4,066)	(2,321)
Cash used in purchase of business, net of cash acquired	(250)	(278,923)
Purchases of investments	(18,545)	(9,575)
Maturities of investments	23,337	48,378
Release of restricted cash, net	218	16,183
Net cash provided by (used in) investing activities from continuing operations	694	(226,258)
Cash flows from financing activities from continuing operations:
Borrowings under long term debt, net of debt financing costs	-	194,133
Exercise of stock options	16,412	8,280
Proceeds from employee stock purchase plan	3,063	2,776
Principal payment on long term debt	(55,303)	(500)
Acquisition of treasury stock	(56,495)	-
Tax benefit related to exercise of non-qualified stock options	1,247	-
Net cash (used in) provided by financing activities from continuing operations	(91,076)	204,689
Change in cash from discontinued operations	6,880	(7,013)
Effect of exchange rate changes on cash and cash equivalents	(3,210)	1,864
Net increase in cash and cash equivalents	(11,295)	(18,249)
Cash and cash equivalents, beginning of period	76,059	48,612
Cash and cash equivalents, end of period	$64,764	$30,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

~ 5 ~

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

2. BASIS OF PRESENTATION

The accompanying, unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all material adjustments (consisting only of those of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of October 31, 2008, the results of its operations for the three and nine months ended October 31, 2008 and 2007 and cash flows for the nine months ended October 31, 2008 and 2007. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year.

3. CASH, CASH EQUIVALENTS, RESTRICTED CASH AND INVESTMENTS

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. At October 31, 2008 and January 31, 2008, cash equivalents consisted mainly of commercial paper, federal agency notes and treasury bills.

At October 31, 2008, the Company had approximately $3.7 million of restricted cash: approximately $2.7 million is held voluntarily to defend named former executives and board members of SmartForce PLC for actions arising out of the SEC investigation and litigation related to the 2002 securities class action and approximately $1.0 million is held in certificates of deposits with a commercial bank pursuant to terms of certain facilities lease agreements.

The Company accounts for certain investments in commercial paper, corporate debt securities, certificates of deposit and federal agency notes in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115). Under SFAS No. 115, securities that the Company does not intend to hold to maturity or for trading purposes are reported at market value, and are classified as available for sale. At October 31, 2008, the Company’s investments were classified as available for sale and had an average maturity of approximately 26 days.

4. REVENUE RECOGNITION

The Company generates revenue primarily from the license of its products, the provision of professional services and from the provision of hosting/application service provider (ASP) services.

~ 6 ~

The Company follows the provisions of the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9, as well as Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” and SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” to account for revenue derived pursuant to license agreements under which customers license the Company’s products and services. The pricing for the Company’s courses varies based upon the content offering selected by a customer, the number of users within the customer’s organization and the term of the license agreement (generally one, two or three years). License agreements permit customers to exchange course titles, generally on the contract anniversary date. Hosting services are separately licensed for an additional fee. A license can provide customers access to a range of learning products including courseware, Referenceware®, simulations, mentoring and prescriptive assessment.

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

~ 7 ~

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

The Company’s contracts often include an uptime guarantee for solutions hosted on its servers whereby customers may be entitled to credits in the event of non-performance. The Company also retains the right to remedy any nonperformance event prior to issuance of any credit. Historically, the Company has not incurred substantial costs relating to this guarantee and the Company currently accrues for such costs as they are incurred. The Company reviews these costs on a regular basis as actual experience and other information becomes available; and should these costs become substantial, the Company would accrue an estimated exposure and consider the potential related effects of the timing of recording revenue on its license arrangements. The Company has not accrued any costs related to these warranties in the accompanying consolidated financial statements.

5. ACCOUNTING FOR SHARE-BASED COMPENSATION

The Company has several share-based compensation plans under which employees, officers, directors and consultants may be granted options to purchase the Company’s ordinary shares, generally at the market price on the date of grant. The options become exercisable over various periods, typically four years, and have a maximum term of up to ten years. As of October 31, 2008, 2,363,263 ordinary shares remain available for future grant under the Company’s share option plans. Please see Note 9 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2008 for a detailed description of the Company’s share option plans.

A summary of share option activity under the Company’s plans during the nine months ended October 31, 2008 is as follows:

Share Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 31, 2008	16,630,763	$7.05	4.76
Granted	50,000	10.81
Exercised	(3,636,058)	4.51
Cancelled	(69,420)	15.01
Outstanding, October 31, 2008	12,975,285	$7.74	4.13	$20,240
Exercisable, October 31, 2008	9,757,981	$8.10	3.77	$16,255
Vested and Expected to Vest, October 31, 2008 (1)	12,564,616	$7.77	4.09	$19,731
 ___________

(1)
Represents the number of vested options as of October 31, 2008 plus the number of unvested options as of October 31, 2008 that are expected to vest adjusted for an estimated forfeiture rate of 12.9%. The Company recognizes expense incurred under SFAS No. 123(R) on a straight line basis. Due to the Company’s vesting schedule, expense is incurred on options that have not yet vested but which are expected to vest in a future period. The options for which expense has been incurred but have not yet vested are included above as options expected to vest.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the shares on October 31, 2008 of $7.70 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on October 31, 2008.

~ 8 ~

The total intrinsic value of options exercised during the three months ended October 31, 2008 and 2007 was approximately $10.8 million and $0.6 million, respectively. The total intrinsic value of options exercised during the nine months ended October 31, 2008 and 2007 was approximately $21.7 million and $6.3 million, respectively.

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

SUPPLEMENTAL PRO-FORMA INFORMATION

The Company concluded that the NETg acquisition represented a material business combination. The following are unaudited pro forma results of operations of the Company and NETg assuming the NETg acquisition occurred on February 1, 2007, with pro forma adjustments to give effect to amortization of intangible assets, an increase in interest expense on acquisition financing and certain other adjustments:

NINE MONTHS ENDED OCTOBER 31, 2007

Revenue	$266,233
Net income (loss)	(18,800)
Net income (loss) per share - basic	$(0.18)
Net income (loss) per share - diluted	$(0.17)

The unaudited pro forma results above are not necessarily indicative of results of operations that may have actually occurred had the acquisition of NETg occurred on the date noted.

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

The reductions in employee headcount totaled approximately 360 employees from the administrative, sales, marketing and development functions, and amounted to a liability of approximately $8.9 million, which was paid against the exit plan accrual through October 31, 2008.

~ 9 ~

In connection with the exit plan, the Company abandoned certain leased facilities and has a remaining facilities consolidation liability of $0.1 million as of October 31, 2008, consisting of lease termination costs, broker commissions and other facility costs. As part of the plan, two larger sites and a number of small locations were vacated. The fair value of the lease termination costs was calculated with certain assumptions related to the Company’s estimated cost recovery efforts from subleasing vacated space, including (i) the time period over which the property will remain vacant, (ii) the sublease terms and (iii) the sublease rates.

The Company’s merger and exit liabilities which include previous merger and acquisition transactions are recorded in accrued expenses and long-term liabilities (see Note 16). Activity in the nine month period ended October 31, 2008 is as follows (in thousands):

	EMPLOYEE SEVERANCE AND RELATED COSTS	CLOSEDOWN OF FACILITIES	OTHER	TOTAL
Merger and exit accrual January 31, 2008	$1,646	$3,224	$1,370	$6,240
Adjustment to provision for merger and exit costs in connection with the acquisition of NETg	212	(139)	(971)	(898)
Adjustment to provision for merger and exit costs in connection with the acquisition of SmartForce	(899)	266	-	(633)
Payments made during the nine months ended October 31, 2008	(959)	(1,723)	(164)	(2,846)
Merger and exit accrual October 31, 2008	$-	$1,628	$235	$1,863

The Company anticipates that the remainder of the merger and exit accrual will be paid by October 2011 as follows (in thousands):

Year Ended January 31,
2009 (remaining 3 months)	$409
2010	452
2011	1,002
Total	$1,863

In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the costs of continued employment of certain former NETg employees during the transition period were expensed as incurred and are included in merger and integration related expenses in the accompanying statements of income.

(b)                Discontinued Operations

In connection with the NETg acquisition, the Company discontinued four businesses acquired from NETg because the Company believed those product offerings did not represent areas that could grow in a manner consistent with the Company’s operating model or be consistent with the Company’s profit model or strategic initiatives. The businesses that were identified as discontinued operations were Financial Campus, NETg Press, Interact Now and Wave.

~ 10 ~

Summarized results of operations for discontinued operations, which includes a gain of $2.0 million, net of income tax resulting from proceeds received during the second quarter of fiscal 2009 from the Company’s sale of the assets related to the NETg Press business in October 2007, are as follows (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 31,		OCTOBER 31,
	2008	2007	2008	2007

Revenue from discontinued operations	$(64)	$3,134	$224	$6,760
(Loss) gain from discontinued operations before income tax	(62)	(662)	3,243	249
Income tax (benefit) provision	(25)	(311)	1,306	76
(Loss) gain from discontinued operations	$(37)	$(351)	$1,937	$173

(c)           Restructuring

Activity in the Company’s restructuring accrual was as follows (in thousands):

Total restructuring accrual as of January 31, 2008	$961
Payments made during the nine months ended October 31, 2008	(464)
Restructuring charges incurred during the nine months ended October 31, 2008	-
Total restructuring accrual as of October 31, 2008	$497

The Company anticipates that the remainder of the restructuring accrual will be paid out in fiscal 2009.

8. GOODWILL AND INTANGIBLE ASSETS

Intangible assets are as follows (in thousands):

	OCTOBER 31, 2008			JANUARY 31, 2008
	GROSS		NET	GROSS		NET
	CARRYING	ACCUMULATED	CARRYING	CARRYING	ACCUMULATED	CARRYING
	AMOUNT	AMORTIZATION	AMOUNT	AMOUNT	AMORTIZATION	AMOUNT
Internally developed software/ courseware	$38,717	$38,430	$287	$38,717	$33,259	$5,458
Customer contracts	36,848	25,231	11,617	36,848	19,846	17,002
Non-compete	6,900	4,140	2,760	6,900	2,070	4,830
Trademarks and trade names	2,725	2,047	678	2,725	1,028	1,697
Books trademark	900	-	900	900	-	900
	$86,090	$69,848	$16,242	$86,090	$56,203	$29,887

$900,000 of intangible assets within trademarks of our Books24x7 business unit are considered indefinite-lived and accordingly, no amortization expense is recorded.

~ 11 ~

The change in goodwill at October 31, 2008 from the amount recorded at January 31, 2008 is as follows:

Gross carrying amount of goodwill, January 31, 2008	$256,196
Payment of contingent purchase price of Targeted Learning Corporation	250
Adjustments to allocation of purchase price for NETg acquisition	953
Utilization of acquired tax benefit	(793)
Gross carrying amount of goodwill, October 31, 2008	$256,606

The Company will be conducting its annual impairment test of goodwill for fiscal 2009 in the fourth quarter.

9. COMPREHENSIVE INCOME

SFAS No. 130, “Reporting Comprehensive Income,” requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period resulting from transactions, other events and circumstances related to non-owner sources. Comprehensive income for the three and nine months ended October 31, 2008 and 2007 was as follows (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 31,		OCTOBER 31,
	2008	2007	2008	2007
Comprehensive income:
Net income	$12,029	$5,825	$31,985	$25,702
Other comprehensive income (loss) — Foreign currency adjustment	2,013	(701)	2,309	(1,116)
Change in fair value of interest rate hedge, net of tax	260	(842)	1,155	(1,074)
Unrealized losses on available-for-sale securities	-	22	(24)	(65)
Comprehensive income	$14,302	$4,304	$35,425	$23,447

Accumulated other comprehensive income as of October 31, 2008 and January 31, 2008 was as follows (in thousands):

	NINE MONTHS ENDED OCTOBER 31, 2008	YEAR ENDED JANUARY 31, 2008
Unrealized (loss) gains on available-for-sale securities	$(2)	$22
Change in fair value of interest rate hedge	(925)	(2,080)
Foreign currency adjustment	(58)	(2,367)
Total accumulated other comprehensive loss	$(985)	$(4,425)

~ 12 ~

10. NET INCOME PER SHARE

Basic net income per share was computed using the weighted average number of shares outstanding during the period. Diluted net income per share was computed by giving effect to all dilutive potential shares outstanding. The weighted average number of shares outstanding used to compute basic net income per share and diluted net income per share was as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 31,		OCTOBER 31,
	2008	2007	2008	2007
Basic weighted average shares outstanding	104,182,736	104,789,720	104,779,876	104,165,555
Effect of dilutive shares outstanding	3,317,536	3,762,736	3,876,512	3,853,118
Weighted average shares outstanding, as adjusted	107,500,272	108,552,456	108,656,388	108,018,673

The following share equivalents have been excluded from the computation of diluted weighted average shares outstanding for the three and nine months ended October 31, 2008 and 2007, respectively, as they would be anti-dilutive:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 31,		OCTOBER 31,
	2008	2007	2008	2007
Options to purchase shares	2,907,621	8,540,503	2,936,591	9,009,160

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

For the nine months ended October 31, 2008 and 2007, the Company’s effective tax rates were 38.5% and (44.3%), respectively. For the nine month period ended October 31, 2008, the provision for income taxes consisted of a cash tax provision of $3.1 million and a non-cash tax provision of $15.7 million. Included in the non-cash tax provision of $15.7 million is a $1.1 million provision related to tax return positions not likely to be sustained under audit. For the nine month period ended October 31, 2007, the tax benefit of $7.9 million (44.3%) consisted of a cash tax provision of $1.1 million and a non-cash tax benefit of $9.0 million. The non-cash tax benefit of $9.0 million was primarily the result of a $25 million reduction in the Company’s U.S. deferred tax valuation allowance on NOL carryforwards which was partially offset by the Company’s projected non-cash provision for income taxes and the impact of certain tax adjustments required in purchase accounting for the NETg acquisition.

At October 31, 2008, the Company had $3.1 million of unrecognized tax benefits. If recognized, $2.4 million would lower the Company’s effective tax rate. However, upon the adoption of SFAS No. 141 (revised), “Business Combinations” (SFAS No. 141(R)), changes in unrecognized tax benefits following an acquisition generally will affect income tax expense, including any changes associated with acquisitions that occurred prior to the effective date of SFAS No. 141(R). The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense. As of October 31, 2008, the Company had approximately $0.9 million of accrued interest and penalties related to uncertain tax positions.

The Company conducts business globally and, as a result, the Company and its subsidiaries file income tax returns in the U.S. and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including, but not limited to, such major jurisdictions as Canada, the United Kingdom and the United States. With few exceptions, the Company is no longer subject to U.S. and international income tax examinations for years before 2003.

~ 13 ~

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

From time to time, the Company is a party to or may be threatened with other litigation in the ordinary course of its business. The Company regularly analyzes current information, including, as applicable, the Company’s defenses and insurance coverage and, as necessary, provides accruals for probable and estimable liabilities for the eventual disposition of these matters. The Company is not a party to any material legal proceedings.

13. GEOGRAPHICAL DISTRIBUTION OF REVENUE

The Company attributes revenue to different geographical areas on the basis of the location of the customer. Revenues by geographical area for the three and nine month periods ended October 31, 2008 and 2007 were as follows (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 31,		OCTOBER 31,
	2008	2007	2008	2007
Revenue:
United States	$61,998	$59,076	$181,807	$160,161
United Kingdom (UK)	11,358	8,234	34,980	22,493
Canada	3,047	2,726	9,831	7,855
Europe, excluding UK	1,758	1,036	5,438	2,055
Australia/New Zealand	3,343	3,290	11,306	9,128
Other	1,560	762	4,677	2,041
Total revenue	$83,064	$75,124	$248,039	$203,733

14. ACCRUED EXPENSES

Accrued expenses in the accompanying condensed combined balance sheets consist of the following (in thousands):

	OCTOBER 31, 2008	JANUARY 31, 2008
Professional fees	3,555	5,308
Sales tax payable/VAT payable	1,324	4,366
Accrued royalties	2,246	6,892
Other accrued liabilities	12,403	12,941
Total accrued expenses	$19,528	$29,507

~ 14 ~

15. OTHER ASSETS

Other assets in the accompanying condensed consolidated balance sheets consist of the following (in thousands):

	OCTOBER 31, 2008	JANUARY 31, 2008
Note receivable – long term	-	3,507
Debt financing cost – long term (See Note 18)	3,498	4,126
Other	204	97
Total other assets	$3,702	$7,730

16. OTHER LONG TERM LIABILITIES

Other long term liabilities in the accompanying condensed consolidated balance sheets consist of the following (in thousands):

	OCTOBER 31, 2008	JANUARY 31, 2008
Merger accrual – long term	1,597	2,914
Interest rate swap liability (See Note 19)	1,542	3,467
Other	2,793	2,828
Total other long-term liabilities	$5,932	$9,209

In Note 17 of “Notes to Consolidated Financial Statements” presented in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008, the Company had unintentionally included approximately $2.5 million in “Merger accrual – long term” instead of “Other”. Such amount has been reclassified above to reflect the correct presentation.

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

In February 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions” (FSP SFAS No. 157-1), and FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (FSP SFAS No. 157-2). FSP SFAS No. 157-1 removes leasing from the scope of SFAS No. 157, “Fair Value Measurements.” FSP SFAS No. 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of FSP SFAS No. 157-1, effective February 1, 2008, did not impact the Company’s financial position, results of operations or cash flows. The Company has deferred the application of the provisions of this statement to its non-financial assets and liabilities in accordance with FSP SFAS No. 157-2. The Company does not expect that its adoption of the provisions of FSP SFAS 157-2 will have a material impact on its financial position, results of operations or cash flows.

~ 15 ~

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

The Company’s commercial paper, corporate debt securities, certificates of deposit, federal agency notes and treasury bills are classified as cash equivalents or available for sale securities based on the original maturity period and carried at fair value. These assets, except for federal agency notes and treasury bills, are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company classifies federal agency notes and treasury bills within Level 2 of the fair value hierarchy because they are valued using pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

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

~ 16 ~

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2008 (in thousands):

	October 31, 2008	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash equivalents (1)	30,821	$15,625	$15,196	$-
Available for sale securities (2)	8,804	$6,505	$2,299	$-

Financial Liabilities:
Interest rate swap agreement (Note 19)	1,542	$-	$1,542	$-

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

On July 7, 2008, the Company entered into an amendment (Amendment No. 1) to the Credit Agreement, and the related Guarantee and Collateral Agreement, dated May 14, 2007. The primary purpose of Amendment No. 1 was to expand the ability of the Company and its subsidiaries to make repurchases of the Company’s Ordinary Shares. The Company’s expanded repurchase ability under Amendment No. 1 is conditioned on the absence of an event of default and a requirement that (i) the leverage ratio shall be no greater than 2.75:1.0 as of the most recently completed fiscal quarter ending prior to the date of such repurchase and (ii) that the Company make a prepayment of the term loan under the Credit Agreement in an amount equal to the dollar amount of any such repurchase. Such term loan prepayments will not, however, be required in connection with the first $24.0 million of repurchases made from and after July 7, 2008.

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

In connection with the Credit Agreement and Amendment No. 1, the Company incurred debt financing costs of $5.9 million and $0.3 million, respectively, which were capitalized and are being amortized as additional interest expense over the term of the loans using the effective-interest method. During the three and nine months ended October 31, 2008, the Company paid approximately $2.3 million and $8.6 million, respectively, in interest. The Company recorded $0.3 million and $0.9 million of amortized interest expense related to the capitalized debt financing costs for the three and nine months ended October 31, 2008, respectively. As of October 31, 2008, total unamortized debt financing costs of $1.0 million and $3.5 million are recorded within prepaid expenses and other current assets and non-current other assets, respectively, based on scheduled future amortization.

During the three and nine months ended October 31, 2008, the Company paid $0.4 million and $55.3 million, respectively, against the term loan amount. As a result, the balance outstanding under the term loan was $143.7 million at October 31, 2008, with a weighted average interest rate for the three month period ended October 31, 2008 of 8.21%.

Future scheduled minimum payments under this credit facility are as follows (in thousands):

Fiscal 2009 (remaining 3 months)	$364
Fiscal 2010	1,455
Fiscal 2011	1,455
Fiscal 2012	1,455
Fiscal 2013	1,455
Thereafter	137,513
Total	$143,697

~ 17 ~

19. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company has an interest rate swap to hedge the variable cash flows associated with existing variable-rate debt. As of October 31, 2008 and 2007, the notional amount on the interest rate swap was $100.4 million and $159.6 million, respectively.

At October 31, 2008 and 2007, the interest rate swap had a fair value of $(1.5) million and $(1.1) million, respectively, which was included in other long-term liabilities. No hedge ineffectiveness was recognized during the nine months ended October 31, 2008 and 2007. For the three months ended October 31, 2008 and 2007, the change in net unrealized gains (losses) on the interest rate swap designated as a cash flow hedge and reported as a component of comprehensive income was a $0.3 million net gain and a $0.8 million net loss, respectively. For the nine months ended October 31, 2008 and 2007, the change in net unrealized gains (losses) on the interest rate swap designated as a cash flow hedge and reported as a component of comprehensive income was a $1.2 million net gain and a $1.1 million net loss, respectively.

Amounts reported in accumulated other comprehensive income related to derivatives will be incurred as interest expense as payments are made on the Company’s variable-rate debt. The change in net unrealized gains (losses) on cash flow hedges reflects a reclassification of $0.6 million of net unrealized losses and $0.1 million of net unrealized gains from accumulated other comprehensive income to interest expense for the three months ended October 31, 2008 and 2007, respectively. The change in net unrealized gains (losses) on cash flow hedges reflects a reclassification of $1.8 million of net unrealized losses and $0.2 million of net unrealized gains from accumulated other comprehensive income to interest expense for the nine months ended October 31, 2008 and 2007, respectively. During the twelve month period ending October 31, 2009, the Company estimates that it will incur an additional $1.5 million of interest expense relating to the interest rate swap.

20. SHARE REPURCHASE PROGRAM

On April 8, 2008, the Company’s shareholders approved a program for the repurchase by the Company of up to an aggregate of 10,000,000 ADSs. On September 24, 2008, the Company’s shareholders approved an increase in the number of shares that may be repurchased under the program to 25,000,000 and an extension of the repurchase program until March 23, 2010. During the three and nine months ended October 31, 2008, the Company repurchased a total of 2,985,680 and 5,709,399 shares, respectively, for a total purchase price, including commissions, of $29.3 million and $56.5 million, respectively. The Company retired 11,586,183 shares during the three months ended October 31, 2008, including 6,533,884 shares repurchased in prior fiscal years. As of October 31, 2008, 657,100 of the repurchased shares have not been retired or canceled and are held as treasury stock at cost; the Company intends to retire these shares in the near future. As of October 31, 2008, 19,290,601 shares remain available for repurchase, subject to certain limitations, under the shareholder approved repurchase program.

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

~ 18 ~

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for the Company in fiscal 2009, with early adoption prohibited. Adoption of SFAS No. 160 did not have a material impact on the Company’s financial position or results of operations.

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

~ 19 ~

We account for software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (SFAS No. 86), which requires the capitalization of certain computer software development costs incurred after technological feasibility is established. No software development costs incurred during the three and nine months of ended October 31, 2008 met the requirements for capitalization in accordance with SFAS No. 86.

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

BUSINESS OUTLOOK

In the three and nine months ended October 31, 2008, we generated revenues of $83.1 million and $248.0 million, respectively, as compared to $75.1 million and $203.7 million in the three and nine months ended October 31, 2007, respectively. We reported net income in the three and nine months ended October 31, 2008 of $12.0 million and $32.0 million, respectively, as compared to $5.8 million and $25.7 million in the three and nine months ended October 31, 2007, respectively.

While we have achieved increased revenues and profitability from last fiscal year’s comparable periods, we have experienced a more cautious customer environment due to the current challenging global economic climate. In addition, we continue to find ourselves in a challenging business environment due to (i) budgetary constraints on information technology (IT) spending by our current and potential customers, (ii) price competition and value-based competitive offerings from a broad array of competitors in the learning market and (iii) the relatively slow overall market adoption rate for e-learning solutions. In recent months the challenging U.S. and global economic environment has put additional pressure on potential budgetary constraints on IT and spending by our current and potential customers.  While we have seen some customers put spending on hold, we have seen others increase spending and utilize e-learning as a cost effective alternative to traditional learning.  Despite the challenges, our core business has performed predominately in accordance with our expectations. Our recent revenue growth, as compared to last fiscal year, was primarily the result of the realization of additional revenue from the increased customer base associated with the NETg acquisition, third party resellers of our product and international sales. Our growth prospects are strongest in developing our expanded core business, which leverages our various product lines in a strategy of bundled product offerings, as well as continued distribution partnerships with third party resellers and international distribution growth. As a result, we have increased our sales and marketing investment related to these areas to help capitalize on the recent growth and potential continued growth. We have also invested aggressively in research and development in those areas to accelerate the time by which our planned new products will be available to our customers. In order to pursue the small and medium-sized business markets, we continue to invest in our telesales business unit; however, we have not seen results in line with our expectations and as a result we have made and will continue to make organizational changes as needed to achieve our expected growth. We plan to continue to invest in our new business direct field sales team and lead generator organizations.

~ 20 ~

In the nine months ended October 31, 2008 and for the remainder of fiscal 2009, we have and will continue to focus on revenue and earnings growth, excluding normal and anticipated acquisition and integration related expenses, primarily by:

•	evaluating our current operating cost structure to determine where we can realize cost efficiencies;

•	cross selling and up selling;

•	looking at new markets, which may include expanding or investing internationally;

•	acquiring new customers through our core sales team as well as through the recently formed New Business Field Sales team;

•	continuing to execute on our new product and telesales distribution initiatives; and

•	continuing to evaluate merger and acquisition and possible partnership opportunities that could contribute to our long-term objectives.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2008 VERSUS THREE MONTHS ENDED OCTOBER 31, 2007

Revenue

	THREE MONTHS ENDED OCTOBER 31, 2008		DOLLAR INCREASE/(DECREASE)	PERCENT CHANGE
	2008	2007
(In thousands, except percentages)
Revenues	$83,064	$75,124	$7,940	11%
Operating income	21,607	10,361	11,246	109%

Revenue increased primarily due to the realization of additional revenue resulting from an increased customer base associated with the NETg acquisition in May 2007 as well as from continued additional revenue earned under agreements with third party resellers of our products. We expect revenue growth to continue through the fourth quarter of fiscal 2009 compared to the fourth quarter of fiscal 2008.

	THREE MONTHS ENDED OCTOBER 31,
(In thousands)	2008	2007	CHANGE
Revenue:
United States	$61,998	$59,076	$2,922
International	21,066	16,048	5,018
Total	$83,064	$75,124	$7,940

Revenue increased by 5% and 31% in the United States and internationally, respectively, in the three months ended October 31, 2008 as compared to the three months ended October 31, 2007 as a result of increased revenue generated from the NETg acquisition and from existing customers and new business.

~ 21 ~

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

Costs and Expenses

	THREE MONTHS ENDED OCTOBER 31, 2008		DOLLAR INCREASE/(DECREASE)	PERCENT CHANGE
	2008	2007
(In thousands, except percentages)
Cost of revenues	$9,374	$8,282	$1,092	13%
As a percentage of revenue	11%	11%
Cost of revenues - amortization of intangible assets	1,690	1,740	(50)	(3)%
As a percentage of revenue	2%	2%

The increase in cost of revenue in the three months ended October 31, 2008 versus the three months ended October 31, 2007 was primarily due to increased revenues.

	THREE MONTHS ENDED OCTOBER 31, 2008		DOLLAR INCREASE/(DECREASE)	PERCENT CHANGE
	2008	2007
(In thousands, except percentages)
Research and development	$12,138	$13,710	$(1,572)	(11)%
As a percentage of revenue	15%	18%

The decrease in research and development expense in the three months ended October 31, 2008 versus the three months ended October 31, 2007 was primarily due to a reduction in professional fees of $0.8 million as a result of last year’s third fiscal quarter incurring costs attributable to the acquisition of NETg and the subsequent integration initiatives, which were materially completed by July 31, 2008. This included maintaining multiple platforms and fulfilling obligations of acquired customer contracts and product commitments assumed in the acquisition of NETg. In addition, there was a decrease in compensation and benefits expense of $0.2 million primarily due to performance bonuses being paid in the third quarter of last fiscal year which were related to the acquisition of NETg and the integration efforts of our employees.  There was also a decrease in facility charges of $0.4 million for the three months ended October 31, 2008 due to a reduction in redundant leased space assumed in the acquisition of NETg.

	THREE MONTHS ENDED OCTOBER 31, 2008		DOLLAR INCREASE/(DECREASE)	PERCENT CHANGE
	2008	2007
(In thousands, except percentages)
Selling and marketing	$26,387	$25,227	$1,160	5%
As a percentage of revenue	32%	34%

~ 22 ~

The increase in selling and marketing expense in the three months ended October 31, 2008 versus the three months ended October 31, 2007 was primarily due to an increase in compensation and benefits of $1.1 million as a result of an increase in sales and marketing headcount, which includes additional direct sales, telesales and field support personnel required to service our increased customer base as a result of the NETg acquisition, as well as incremental commissions resulting from increased order intake and billings from our larger base business and from the acquired NETg customer base. The decrease in selling and marketing expense as a percentage of revenue in the three months ended October 31, 2008 versus the three months ended October 31, 2007 reflects the growth of revenue partially offset by the aforementioned factors.

	THREE MONTHS ENDED OCTOBER 31, 2008		DOLLAR INCREASE/(DECREASE)	PERCENT CHANGE
	2008	2007
(In thousands, except percentages)
General and administrative	$9,130	$9,449	$(319)	(3)%
As a percentage of revenue	11%	13%

The decrease in general and administrative expense in the three months ended October 31, 2008 versus the three months ended October 31, 2007 was primarily due to a reduction in bad debt expense of $0.5 million resulting from an improvement in collection efforts on accounts receivable as compared to the third quarter of fiscal 2008, as well as a reduction in depreciation of fixed assets of $0.3 million and lower facility charges of $0.2 million. This was partially offset by an increase of $0.6 million in professional fees, primarily related to an on-going feasibility analysis related to our business realignment strategy.

Amortization of intangible assets decreased $0.9 million, or 25%, to $2.7 million in the three months ended October 31, 2008 from $3.6 million in the three months ended October 31, 2007. This decrease was primarily due to certain assets becoming fully amortized during fiscal 2009.

In the three months ended October 31, 2008, we did not incur material merger and integration related expenses as compared to the $2.6 million in the three months ended October 31, 2007. The significant charges in last year’s third quarter were primarily due to the NETg acquisition. We do not expect to incur any significant additional merger-related expenses related to the NETg acquisition in future periods.

	THREE MONTHS ENDED OCTOBER 31, 2008		DOLLAR INCREASE/(DECREASE)	PERCENT CHANGE
	2008	2007
(In thousands, except percentages)
Other income (expense), net	$752	$(642)	$1,394	*
As a percentage of revenue	1%	(1)%
Interest income	248	654	(406)	(62)%
As a percentage of revenue	0%	1%
Interest expense	(3,103)	(3,927)	(824)	(21)%
As a percentage of revenue	(4)%	(5)%
 ____________
*           Not meaningful

Other Income (Expense), Net

The increase in other income (expense), net in the three months ended October 31, 2008 versus the three months ended October 31, 2007 was primarily due to foreign currency fluctuations. Due to our multi-national operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies used in our business. During the three months ended October 31, 2008 the strengthening of the U.S. dollar in relation to certain other foreign currencies resulted in significant gains, whereas in the same period of the prior year, the U.S. dollar declined in relation to foreign currencies.

~ 23 ~

Interest Income

The reduction in interest income in the three months ended October 31, 2008 versus the three months ended October 31, 2007 was primarily due to a reduction in our short-term investments and lower interest rates.

Interest Expense

The decrease in interest expense in the three months ended October 31, 2008 versus the three months ended October 31, 2007 was primarily due to a reduction of our debt as a result of $55.3 million in principal debt repayments made in the first half of fiscal 2009.

Provision for Income Taxes

	THREE MONTHS ENDED OCTOBER 31, 2008		DOLLAR INCREASE/(DECREASE)	PERCENT CHANGE
	2008	2007
(In thousands, except percentages)
Provision (benefit) for income taxes	$7,438	$270	$7,168	2,655%
As a percentage of revenue	9%	0%

For the three months ended October 31, 2008, the effective tax rate of 38.5% was higher than the Irish statutory rate of 12.5% primarily due to earnings realized in higher tax jurisdictions outside of Ireland. The tax benefit for the three months ended October 31, 2007 was influenced significantly by certain purchase accounting tax adjustments as a result of the NETg acquisition and the release of $49.1 million of our valuation allowance primarily related to U.S. net operating loss (NOL) carryforwards. Approximately $25 million of this valuation allowance was recorded through reductions to tax expense and $24.1 million was recorded through adjustments to goodwill.

Discontinued Operations

In connection with the NETg acquisition, we decided to discontinue four product lines that were acquired from NETg because we believed these product offerings did not represent businesses that could grow or produce operating results consistent with our profit model. The product lines that have been identified as discontinued operations are Wave, NETg Press, Interact Now and Financial Campus. We recorded a loss from discontinued operations, net of tax, of $37 thousand in the three months ended October 31, 2008 versus a loss, net of tax, of $0.4 million in the three months ended October 31, 2007. This was primarily due to NETg Press and Financial Campus being sold in the three months ended October 31, 2007. In addition, we exited the Wave business in the three months ended October 31, 2007. We do not anticipate operations from discontinued operation to materially affect our liquidity, financial condition or results of operations going forward.

NINE MONTHS ENDED OCTOBER 31, 2008 VERSUS NINE MONTHS ENDED OCTOBER 31, 2007

Revenue

	NINE MONTHS ENDED OCTOBER 31, 2008		DOLLAR INCREASE/(DECREASE)	PERCENT CHANGE
	2008	2007
(In thousands, except percentages)
Revenues	$248,039	$203,733	$44,306	22%
Operating income	57,796	23,420	34,376	147%

~ 24 ~

Revenue increased primarily due to the realization of additional revenue resulting from an increased customer base associated with the acquisition of NETg in May 2007 as well as from continued additional revenue earned under agreements with third party resellers of our products.

	NINE MONTHS ENDED OCTOBER 31,
(In thousands)	2008	2007	CHANGE
Revenue:
United States	$181,807	$160,161	$21,646
International	66,232	43,572	22,660
Total	$248,039	$203,733	$44,306

Revenue increased by 14% and 52% in the United States and internationally, respectively, in the nine months ended October 31, 2008 as compared to the nine months ended October 31, 2007 as a result of increased revenue generated from the NETg acquisition and from existing customers and new business as well as from continued additional revenue earned under agreements with third party resellers of our products.

Costs and Expenses

	NINE MONTHS ENDED OCTOBER 31, 2008		DOLLAR INCREASE/(DECREASE)	PERCENT CHANGE
	2008	2007
(In thousands, except percentages)
Cost of revenues	$28,013	$23,827	$4,186	18%
As a percentage of revenue	11%	12%
Cost of revenues - amortization of intangible assets	5,170	3,683	1,487	40%
As a percentage of revenue	2%	2%

The increase in cost of revenue in the nine months ended October 31, 2008 versus the nine months ended October 31, 2007 was primarily due to increased revenue. Gross margin remained consistent during these periods.

The increase in cost of revenue — amortization of intangible assets in the nine months ended October 31, 2008 versus the nine months ended October 31, 2007 was primarily due to the amortization of the intangible assets acquired in the acquisition of NETg being included for the entire nine month period of fiscal 2009 versus less than six months in fiscal 2008, partially offset by certain intangible assets becoming fully amortized since October 31, 2007.

	NINE MONTHS ENDED OCTOBER 31, 2008		DOLLAR INCREASE/(DECREASE)	PERCENT CHANGE
	2008	2007
(In thousands, except percentages)
Research and development	$38,136	$35,315	$2,821	8%
As a percentage of revenue	15%	17%

The increase in research and development expense in the nine months ended October 31, 2008 versus the nine months ended October 31, 2007 was primarily due to additional contractor and outsource partner costs of $1.4 million to support expanded product and software development initiatives resulting from our larger customer base. A portion of these incremental costs are attributable to NETg integration initiatives, which include maintaining multiple platforms, fulfilling obligations of acquired customer contracts and product commitments assumed in the acquisition of NETg. In addition, we incurred an increase in compensation and benefits expense of $1.8 million as a result of an increase in our research and development headcount. The decrease in research and development expense as a percentage of revenue in the nine months ended October 31, 2008 versus the nine months ended October 31, 2007 reflects the growth of revenue partially offset by the aforementioned factors.

~ 25 ~

	NINE MONTHS ENDED OCTOBER 31, 2008		DOLLAR INCREASE/(DECREASE)	PERCENT CHANGE
	2008	2007
(In thousands, except percentages)
Selling and marketing	$82,185	$71,489	$10,696	15%
As a percentage of revenue	33%	35%

The increase in selling and marketing expense in the nine months ended October 31, 2008 versus the nine months ended October 31, 2007 was primarily due to an increase in compensation and benefits of $8.6 million as a result of an increase in our sales and marketing headcount, which includes additional direct sales, telesales and field support personnel required to service our increased customer base as a result of the NETg acquisition, as well as incremental commissions resulting from increased order intake and billings from our larger base business and from the acquired NETg customer base. In addition, we incurred incremental marketing costs of $1.2 million to support our larger customer base, which includes the expense associated with our efforts to retain customers acquired in the NETg acquisition. The decrease in selling and marketing expense as a percentage of revenue in the nine months ended October 31, 2008 versus the nine months ended October 31, 2007 reflects the growth of revenue partially offset by the aforementioned factors.

	NINE MONTHS ENDED OCTOBER 31, 2008		DOLLAR INCREASE/(DECREASE)	PERCENT CHANGE
	2008	2007
(In thousands, except percentages)
General and administrative	$27,454	$25,572	$1,882	7%
As a percentage of revenue	11%	13%

The increase in general and administrative expense in the nine months ended October 31, 2008 versus the nine months ended October 31, 2007 was primarily due to an increase of $3.4 million of professional fees primarily related to our share capital reduction initiative aimed at increasing distributable profits in our Irish parent entity as well as a feasibility analysis related to our business realignment strategy. This was partially offset by a reduction in bad debt expense of $0.5 million resulting from improved collection efforts on accounts receivable balances compared to the fiscal 2008 third quarter, as well as a reduction in depreciation of fixed assets of $0.7 million, which was due primarily to certain fixed assets related to the NETg acquisition becoming fully depreciated by the end of fiscal 2008 and lower facility charges of $0.3 million. The decrease in general and administrative expense as a percentage of revenue in the nine months ended October 31, 2008 versus the nine months ended October 31, 2007 reflects the growth of revenue partially offset by the aforementioned factors.

Amortization of intangible assets increased $0.5 million, or 7%, to $8.5 million in the nine months ended October 31, 2008 from $8.0 million in the nine months ended October 31, 2007. This was primarily due to the amortization of the intangible assets acquired in the acquisition of NETg being included for the entire nine month period of fiscal 2009 versus less than six months in fiscal 2008, partially offset by certain intangible assets becoming fully amortized since October 31, 2007.

Merger and integration related expenses decreased $10.3 million, or 93%, to $0.8 million in the nine months ended October 31, 2008 from $11.1 in the nine months ended October 31, 2007. This was primarily due to the significant charges in last year’s second and third quarter when the NETg acquisition was consummated, and the near completion of efforts undertaken to integrate NETg’s operations into ours during fiscal 2009.

~ 26 ~

In the nine months ended October 31, 2008, we did not incur material SEC investigation expenses as compared to the $1.3 million in the nine months ended October 31, 2007. This is due to a decrease in legal activities related to the SEC’s informal inquiry into the pre-merger option granting practices at SmartForce.

	NINE MONTHS ENDED OCTOBER 31, 2008		DOLLAR INCREASE/(DECREASE)	PERCENT CHANGE
	2008	2007
(In thousands, except percentages)
Other expense, net	$(282)	$(1,026)	$(744)	(73)%
As a percentage of revenue	(0)%	(1)%
Interest income	1,440	2,990	(1,550)	(52)%
As a percentage of revenue	1%	1%
Interest expense	(10,116)	(7,741)	2,375	31%
As a percentage of revenue	(4)%	(4)%

Other Expense, Net

The change in other expense, net in the nine months ended October 31, 2008 versus the nine months ended October 31, 2007 was primarily due to foreign currency fluctuations. Due to our multi-national operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies used in our business.

Interest Income

The reduction of interest income in the nine months ended October 31, 2008 versus the nine months ended October 31, 2007 was primarily due to a reduction in our short-term investments and lower interest rates.

Interest Expense

The increase in interest expense in the nine months ended October 31, 2008 versus the nine months ended October 31, 2007 was primarily due to the interest expense on the debt incurred for the acquisition of NETg being incurred for the full nine months through October 31, 2008 versus only six months through October 31, 2007. This was partially offset by $55.3 million in prepayments made during fiscal 2009 to reduce debt.

Provision for Income Taxes

	NINE MONTHS ENDED OCTOBER 31, 2008		DOLLAR INCREASE/(DECREASE)	PERCENT CHANGE
	2008	2007
(In thousands, except percentages)
Provision (benefit) for income taxes	$18,790	$(7,886)	$26,676	(338)%
As a percentage of revenue	8%	(4)%

For the nine months ended October 31, 2008, the effective tax rate of 38.5% was higher than the Irish statutory rate of 12.5% primarily due to earnings realized in higher tax jurisdictions outside of Ireland. For the nine month period ended October 31, 2007, the $8.2 million tax benefit was comprised of a $25 million deferred tax benefit related to the reduction in our deferred tax asset valuation allowance, which was partially offset by the effects of certain purchase accounting tax adjustments related to the NETg acquisition.

Discontinued Operations

Income from discontinued operations was $1.9 million in the nine months ended October 31, 2008 versus $0.2 million during the nine months ended October 31, 2007.  This increase was primarily due to the acquirer of our former NETg Press business prepaying the remaining portion of the purchase price for the NETg Press business during the nine months ended October 31, 2008, which resulted in a gain from the disposal of $2.0 million, net of income tax.

~ 27 ~

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2008, our principal source of liquidity was our cash and cash equivalents and short-term investments, which totaled $73.6 million. This compares to $89.6 million at January 31, 2008.

Net cash provided by operating activities of $75.4 million for the nine months ended October 31, 2008 was primarily due to a decrease in accounts receivable of $92.8 million. Net cash provided by operating activities was also a result of net income from continuing operations of $30.0 million, which included the impact of non-cash expenses for depreciation and amortization and amortization of intangible assets of $17.6 million, non-cash provision for income taxes of $15.7 million and share-based compensation expense of $4.5 million. These amounts were partially offset by a decrease in accrued expenses of $23.4 million as well as a decrease in deferred revenue of $68.6 million. These decreases in accounts receivable, accrued expenses and deferred revenue are primarily a result of the seasonality of our operations, with the fourth quarter of our fiscal year historically generating the most activity, including order intake and billing.

Net cash provided by investing activities was $0.7 million for the nine months ended October 31, 2008, which includes the maturities of investments, net of purchases, generating a cash inflow of approximately $4.8 million. This was partially offset by the purchases of capital assets of approximately $4.1 million.

Net cash used in financing activities was $91.1 million for the nine months ended October 31, 2008. During this period, we made principal payments on our debt of $55.3 million and purchased shares having a value of $56.5 million under our shareholder-approved share repurchase program. These uses of cash were partially offset by proceeds of $19.5 million received from the exercise of share options under our various share option programs and share purchases made under our 2004 Employee Share Purchase Plan.

Cash provided from discontinued operations for the nine months ended October 31, 2008 included the gross proceeds of $6.9 million from the sale of NETg Press.

We had working capital of approximately $6.0 million as of October 31, 2008 and approximately $30.4 million as of January 31, 2008. The decrease in working capital was primarily due to principal debt payments of $55.3 million and the purchase of treasury shares having a value of $56.5 million under our shareholder-approved share repurchase program. This was partially offset by net income from continuing operations of $30.0 million, which includes non-cash charges for depreciation and amortization of $17.6 million, share-based compensation expense of $4.5 million and a non-cash tax charge of $15.7 million. Additionally, we received proceeds of $19.5 million from the exercise of share options under our various share option programs and from share purchases made under our 2004 Employee Share Purchase Plan.

As of January 31, 2008, we had U.S. NOL carryforwards of approximately $258.3 million. These NOLs represent the gross carrying value of operating loss carryforwards. The NOL carryforwards, which are subject to potential limitations based upon change in control provisions of Section 382 of the Internal Revenue Code, are available to reduce future taxable income, if any, through 2025. Included in the $258.3 million of U.S. NOL carryforwards is approximately $121.3 million of U.S. NOL carryforwards that were acquired in the SmartForce Merger and the purchase of Book 24x7. Also included in the $258.3 million at January 31, 2008 is approximately $36.3 million of NOL carryforwards in the United States resulting from disqualifying dispositions. We will realize the benefit of these losses through increases to shareholder’s equity in the periods in which the losses are utilized to reduce tax payments. Additionally, we had approximately $193.0 million of NOL carryforwards in jurisdictions outside of the U.S. Included in the $193.0 million is approximately $142.2 million of NOL carryforwards~~,~~ which were acquired in the SmartForce Merger, the purchase of Books24x7 and the purchase of NETg foreign entities. We will realize the benefits of these acquired NOL carryforwards through reductions to goodwill and non-goodwill intangible assets during the period that the losses are utilized. We also had U.S. federal tax credit carryforwards of approximately $2.5 million at January 31, 2008.

~ 28 ~

We lease certain of our facilities and certain equipment and furniture under operating lease agreements that expire at various dates through 2023. In addition, we have a term loan which will be paid out over the next 5 years. Future minimum lease payments, net of estimated sub-rentals, under these agreements and the debt repayments schedule are as follows (in thousands):

	Payments Due By Period
		Less Than	1 - 3	3 - 5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Operating Lease Obligations	$13,185	$4,442	$5,504	$3,239	$-
Debt Obligations	143,697	1,455	2,910	139,332	-
Total Obligations	$156,882	$5,897	$8,414	$142,571	$-

We do not have any off-balance sheet arrangements, as defined under SEC rules, such as relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, established for the purpose of facilitating transactions that are not required to be reflected on our balance sheet.

In May 2007, we entered into a credit agreement with certain lenders providing for a $225.0 million senior credit facility comprised of a $200 million term loan facility and a $25.0 million revolving credit facility.  On July 7, 2008, we entered into an amendment to the credit agreement. The primary purpose of the amendment was to expand our ability to make additional repurchases of shares. The expanded repurchase ability under the amendment is conditioned on the absence of an event of default and a requirement that (i) the leverage ratio shall be no greater than 2.75:1.0 as of the most recently completed fiscal quarter ending prior to the date of such repurchase and (ii) that we make a prepayment of the term loan under the credit agreement in an amount equal to the dollar amount of any such repurchase. Such term loan prepayments will not, however, be required in connection with the first $24.0 million of repurchases made from and after July 7, 2008.

Please see Note 10 of The Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K as filed with the SEC on March 31, 2008 and our 8-K filed July 11, 2008, for a detailed description of the credit agreement, as amended.

We will continue to invest in research and development and sales and marketing in order to execute our business plan and achieve expected revenue growth. To the extent that our execution of the business plan results in increased sales, we expect to experience corresponding increases in deferred revenue, cash flow and prepaid expenses. Capital expenditures for the fiscal year ended January 31, 2009 are expected to be approximately $5.0 million to $7.0 million.

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

~ 29 ~

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

ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of October 31, 2008, we did not use derivative financial instruments for speculative or trading purposes.

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

FOREIGN CURRENCY RISK

Due to our multi-national operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues or pay expenses and the U.S. dollar. Our expenses are not necessarily incurred in the currency in which revenue is generated, and, as a result, we are required from time to time to convert currencies to meet our obligations. These currency conversions are subject to exchange rate fluctuations, in particular with respect to changes in the value of the Euro, Canadian dollar, Australian dollar, New Zealand dollar, Singapore dollar, and pound sterling relative to the U.S. dollar, which could adversely affect our business and our results of operations. During the nine months ended October 31, 2008 and 2007, we incurred a foreign currency exchange gain of $0.3 million and a foreign currency exchange loss of $0.5 million, respectively.

~ 30 ~

ITEM 4. — CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. — LEGAL PROCEEDINGS

See Part I Item 3 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2008 for a discussion of legal proceedings. There were no material developments in these proceedings during the quarter ended October 31, 2008.

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

~ 31 ~

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

~ 32 ~

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

~ 33 ~

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

~ 34 ~

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

~ 35 ~

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

~ 36 ~

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

~ 37 ~

OUR SALES CYCLE MAY MAKE IT DIFFICULT TO PREDICT OUR OPERATING RESULTS.

The period between our initial contact with a potential customer and the purchase of our products by that customer typically ranges from three to twelve months or more. Factors that contribute to our long sales cycle include:

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

~ 38 ~

RISKS RELATED TO LEGAL PROCEEDINGS

WE ARE THE SUBJECT OF AN INVESTIGATION BY THE SEC.

The Boston District Office of the States Securities and Exchange Commission (“SEC”) informed us in January 2007 that we are the subject of an informal investigation concerning option granting practices at SmartForce for the period beginning April 12, 1996 through July 12, 2002. These grants were made prior to the September 6, 2002 merger of SkillSoft Corporation and SmartForce PLC. We have produced documents in response to requests from the SEC.

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

~ 39 ~

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

~ 40 ~

ITEM 2. — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 8, 2008, our shareholders approved the repurchase of up to 10,000,000 of our ADSs. On September 24, 2008 our shareholders approved an increase in the number of shares that may be repurchased to 25,000,000. Under the approved share purchase program, we entered into a share purchase agreement, pursuant to which we and certain of our subsidiaries are entitled to purchase our ADSs. ADSs that are repurchased by us or our subsidiaries under the share purchase program shall, at the option of our Board of Directors, be either cancelled upon their purchase or held as treasury shares.

During the three months ended October 31, 2008, certain of our subsidiaries repurchased our ADSs as follows:

			(c)
			Total	(d)
			Number of	Maximum
			Shares	Number of
	(a)		Purchased	Shares that
	Total	(b)	as Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced	Under the
Period	Purchased (1)	Per Share $	or Program (2)	Program
August 1, 2008 - August 31, 2008	985,680	$10.18	985,680	6,290,601
September 1, 2008 - September 30, 2008	1,000,000	10.40	1,000,000	20,290,601
October 1, 2008 - October 31, 2008	1,000,000	8.60	1,000,000	19,290,601
Total	2,985,680	$9.73	2,985,680	19,290,601

(1)           We repurchased ADSs pursuant to a share repurchase program that was approved by our shareholders on April 8, 2008 and amended on September 24, 2008.

(2)           Our shareholders approved the repurchase by us of up to 25,000,000 ADSs at a per share purchase price which complies with the requirements of Rule 10b-18. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire on March 23, 2010 or when we have repurchased all shares authorized for repurchase thereunder.

~ 41 ~

ITEM 3. — DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2008 annual general meeting of shareholders (the “AGM”) on September 24, 2008. Under the terms of our arrangements with The Bank of New York, The Bank of New York is entitled to vote or cause to be voted all of our ordinary shares represented by ADSs on behalf of, and in accordance with the instructions received from, the ADS holders. There were no broker non-votes or votes withheld with respect to any matter submitted to a vote of the ordinary shareholders at the AGM.

The following is a brief description of each matter submitted to a vote of the ordinary shareholders and a summary of the votes tabulated with respect to each such matter at the AGM, as well as a summary of the votes cast by The Bank of New York based on the ADR facility:

(1)	Receipt and consolidation of the consolidated financial statements for the fiscal year ended January 31, 2008 and the Report of Directors and Auditors thereon.

	Votes “FOR”	“AGAINST”	“ABSTAIN”
Ordinary Shareholders	4	0	0
ADS Holders	115,152,262	646	41,158

(2A)           Re-election of Mr. Charles E. Moran, who retired by rotation, as a director.

	Votes “FOR”	“AGAINST”	“ABSTAIN”
Ordinary Shareholders	4	0	0
ADS Holders	114,701,478	477,706	14,882

(2B)           Re-election of Dr. Ferdinand von Prondzynski, who retired by rotation, as a director.

	Votes “FOR”	“AGAINST”	“ABSTAIN”
Ordinary Shareholders	4	0	0
ADS Holders	114,824,744	355,760	13,562

The term of office for each of P. Howard Edelstein, Stewart K.P. Gross, James S. Krzwicki and William F. Meagher, Jr. continued after the AGM.

(3)           Authorization of the Audit Committee of the Board of Directors to fix the remuneration of our auditor for the fiscal year ending January 31, 2009.

	Votes “FOR”	“AGAINST”	“ABSTAIN”
Ordinary Shareholders	4	0	0
ADS Holders	115,048,481	140,108	5,477

(4)           Amendment of the share purchase agreement, dated as of April 9, 2008, among SkillSoft Public Limited Company, CBT (Technology) Limited, SkillSoft Finance Limited, SkillSoft Corporation and Credit Suisse Securities (USA) LLC.

	Votes “FOR”	“AGAINST”	“ABSTAIN”
Ordinary Shareholders	4	0	0
ADS Holders	114,997,249	22,799	174,018

~ 42 ~

ITEM 5. — OTHER INFORMATION

Not applicable.

ITEM 6. — EXHIBITS

See the Exhibit Index attached hereto.
~ 43 ~

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKILLSOFT PUBLIC LIMITED COMPANY

Date: December 9, 2008	By:	/s/ Thomas J. McDonald
Thomas J. McDonald
Chief Financial Officer

~ 44 ~

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

~ 45 ~