Form 10-K
period 2009-01-31
SKILLSOFT PUBLIC LIMITED CO
filed 2009-04-01
CIK 940181

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐     No ☑

The approximate aggregate market value of voting shares held by non-affiliates of the registrant as of July 31, 2008 was $1,148,713,349

On March 27, 2009, the registrant had outstanding 97,597,573 ordinary shares (issued or issuable in exchange for the registrant’s outstanding American Depositary Shares (ADSs)).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the registrant’s 2009 annual meeting of shareholders to be filed within 120 days of the end of its fiscal year ended January 31, 2009 may be incorporated into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K where indicated.

SKILLSOFT PUBLIC LIMITED COMPANY

FORM 10-K

PART I

From time to time, including in this Annual Report on Form 10-K and our Annual Report to shareholders, we may issue forward-looking statements relating to such matters as anticipated financial performance, business prospects, strategy, plans, critical accounting policies, technological developments, new services, consolidation activities, research and development activities, regulatory, market and industry trends, and similar matters. The Private Securities Litigation Reform Act of 1995 and federal securities laws provide safe harbors for forward-looking statements. We note that a variety of factors, including known and unknown risks and uncertainties as well as incorrect assumptions, could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The factors that may affect the operations, performance, development and results of our business include those discussed under Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

As used in this Form 10-K, “we”, “us”, “our”, “SkillSoft” and “the Company” refer to SkillSoft Public Limited Company and its subsidiaries; and references to our fiscal year refer to the fiscal year ended on January 31 of that year (e.g., fiscal 2009 is the fiscal year ended January 31, 2009).

Item 1.  Business

General

SkillSoft is a leading Software as a Service (SaaS) provider of on-demand e-learning and performance support solutions for global enterprises, government, education and small to medium-sized businesses. We enable business organizations to maximize business performance through a combination of comprehensive e-learning content, online information resources, flexible learning technologies and support services. Content offerings include business, information technology (IT), desktop, compliance and consumer/small to medium-sized business courseware collections, as well as complementary content assets such as Leadership Development Channel video products, KnowledgeCenterTM portals, virtual instructor-led training services and online mentoring services. Our Books24x7® products offer online access to more than 22,000 digitized IT and business reference titles, including full text books, book summaries and executive reports. Our technology offerings include the SkillPort® learning management system (LMS), Search-and-Learn® search technology and SkillSoft® DialogueTM virtual classroom. We also offer content as a service solution through our Open Learning Services Architecture (OLSA), which utilizes Web Services standards and enables customers to integrate our content and content-related services with their enterprise application systems, enterprise portals and third party or custom LMS solutions. OLSA also enables us to offer SkillSoft Learning Portlets, which seamlessly deliver a personalized learning experience for each user via a portlet, resulting in increased utilization of learning assets and greater end-user satisfaction.

Our products and services are designed to enable learning to sustain customers’ business success over the long term, while creating positive outcomes for more stakeholders. With a comprehensive learning solution comprised of high-quality learning resources and flexible technology approaches, we help our customers achieve sustainable, measurable business results. These solutions are designed to support all levels of the organization and can easily be adapted to meet strategic business initiatives, on-demand information needs and individual job roles.

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

Our technology solutions are designed to support a broad range of corporate learning needs and respond quickly to business demands. Our LMS, SkillPort, is designed to be a flexible, scalable platform that can be rapidly implemented to meet the needs of the majority of business enterprises. We also work actively with other LMS vendors to ensure interoperability of our content and technology with their systems. We also offer customization and authoring tools, and other technology assets that allow our customers to tailor our content to better fit with their business. SkillSoft Dialogue is focused on the rapid assembly and delivery of effective online learning sessions. Our KnowledgeCenters are targeted learning portals that provide audiences instant access to trusted, relevant content that is specific to their job role. Each KnowledgeCenter includes material chosen to help users quickly and efficiently build knowledge around specific job-related topics. Customers can use the SkillSoft KnowledgeCenter Editor to tailor SkillSoft KnowledgeCenters to their business needs.

We have a worldwide customer base of over 3,000 organizations spanning business, government and education sectors, with more than 10.5 million licensed users. Our major products include:

SkillChoice Multi-Modal Learning Solutions:  These integrated solutions provide a rich array of resources (including courseware, Books24x7 products, online mentoring, certification practice tests, Express Guides® and SkillSimTM Business Simulations) to support formal training and informal performance support needs. Available as four offerings (Complete, IT, Business and Desktop), SkillChoice solutions provide the necessary depth, breadth, quality and currency to encompass a wide range of corporate learning objectives.

SkillPort:  SkillPort, our learning management system, provides a reliable, flexible and cost-effective way for organizations to deploy and manage their e-learning programs. Using SkillPort, customers can leverage the benefits of the multi-modal learning approach and deploy robust learning solutions rapidly, on a global basis. With Search-and-Learn, a component of SkillPort, users view all learning assets on the system with a single, unified search. SkillPort is available as a SaaS-architecture hosted solution, supporting the growing demand for reliable, scalable and secure e-learning with a low-cost, low IT-burden model. Alternatively, customers may choose to deploy SkillPort within their intranet infrastructure.

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

KnowledgeCenters:  KnowledgeCenters are pre-packaged, user-friendly learning portals that allow learners instant access to trusted, targeted content. Each KnowledgeCenter includes material specifically chosen to help a targeted audience of learners build knowledge around a topic as quickly and efficiently as possible. Components include Books24x7; access to SkillSoft courseware organized into Learning Roadmaps that allow learners to locate and use the most appropriate courses for their needs; simulations (through SkillSim Business Simulations, practice labs or the Project Center); expert mentoring services (for IT KnowledgeCenters and the Project Management Institute (“PMI”) KnowledgeCenter); and featured topic spotlights, refreshed regularly, to provide an in-depth focus on particular topical areas. KnowledgeCenters also feature Business Impact and Challenge Series titles. Our KnowledgeCenter Editor is an easy-to-use tool that allows organizations to brand and customize KnowledgeCenters. Using the KnowledgeCenter Editor, organizations can further optimize the focus of the KnowledgeCenter and enhance the learner experience by adding internal content, branding and resources.

Business Exploration Series:  The Business Exploration Series provides learners with scenario-based learning that enables them to experience real world situations in safe, exploratory environments. The Business Exploration Series includes two distinct learning assets, the Business Impact Series and the Challenge Series which have been designed to engage the learner with concise, rich and authentic learning experiences.

Business Impact Series:  Business Impact Series titles are five- to 10-minute, audio-driven dramatizations of workplace business problems and related solutions. Innovative uses of video and Flash technology create realistic characters and scenarios that depict a wide range of business and professional development topics that learners can apply to their specific jobs.

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

Business Skills Courseware Collection:  This includes more than 3,200 courseware titles and simulations encompassing professional effectiveness, management/leadership, project management, sales and customer-facing skills, business strategy/operations, finance and human resources. Our courses feature strong visual design; a focus on instructional objectives at the application and analysis levels; learner interactivity; reinforcement through RolePlays, SkillSims and case studies and transfer of learning into practice through online job aids, follow-on activities and SkillBriefs. Our Business Skills Courseware Collection also supports many popular and sought-after business certifications including PMI’s Project Management, Portfolio Management and Program Management certifications; HRCI’s PHR and SPHR certifications; ASQ’s Six Sigma Green Belt and Black Belt; Certified Quality Manager certifications and IIBA’s Certified Business Analysis Professional.

IT Skills Courseware Collection:  This includes more than 2,700 courseware titles encompassing software development, operating systems and server technologies, Internet and network technologies, enterprise database systems and Web design. Our IT Skills Courseware Collection and certification also supports more than 100 current IT professional certification exams, and in most instances includes access to online mentoring. These IT courses also feature strong visual design, interactivity and reinforcement of learning transfer via frequent practice questions, simulations and self-assessed exercises.

Desktop Skills Courseware Collection:  Our Desktop Skills Courseware Collection offers more than 1,350 courseware titles to assist professionals who rely on standard desktop applications. Our desktop solutions are ideal for day-to-day performance support, as well as supporting major corporate software migrations.

Legal Compliance, Federal Government Compliance and Environmental Safety and Health (ES&H) Courseware Collection:  Our Compliance Solution includes three focus areas — Legal Compliance, Federal Government Compliance and ES&H Compliance. Our Legal Compliance Solution, which includes more than 55 courseware titles, addresses the needs of our clients as they work toward maintaining compliance with various statutes, regulations and case law that govern the workplace. The Federal Government Compliance Series, which includes 13 courseware titles, addresses legal compliance issues that are of interest to federal agencies and private sector organizations that do business with the federal government. The ES&H Compliance Solution addresses key standards mandated by the Occupational Safety and Health Administration (OSHA), Environmental Protection Agency (EPA) and the Department of Transportation (DOT). Our ES&H courses are designed for use by the “hardhat and safety glasses” industries. We offer over 200 ES&H courseware titles in six languages.

SkillSoft Academy:  SkillSoft Academy is a dedicated, configurable, online compliance learning management system that helps customers plan, schedule, record and manage their training to help ensure compliance with applicable regulatory and corporate requirements. Companies can plan and track various types of training, including Web-based, classroom, on-the-job, video or another format. The SkillSoft Academy helps organizations ensure compliance by allowing consistent and specific training requirements to be set and tracked to completion for different customer-defined learner groups, such as divisions, departments, teams and job functions. Automated retraining functionality alerts learners, supervisors and training administrators on training status via an email notification system, allowing immediate review of training status for planning and compliance purposes through flexible and robust reporting.

Online Mentoring:  This service is offered for over 115 current certification exams for IT professionals, end-user technologies, human resources professional (PHR), Six Sigma and project management skills. We have over 30 available, on-staff certified technical experts (CTEs), averaging over 25 current certifications each, available 24 hours a day, seven days a week (24x7) for 35 of our most popular certification exams. In addition to the 35 exams that have 24x7 mentoring, experts are also available online Monday through Friday, 9 a.m. to 5 p.m. EST for more than 60 additional certification exams. Through online chats and e-mail, learners can ask questions, receive clarification and request additional information to help them get the answers and understanding they need to prepare for industry certification exams. We also offer 24-hour e-mail support from subject matter experts (SMEs) for our Small Business/Consumer product line and other selected vendor certifications.

TestPrep:  Addressing over 90 of the most popular current certification exams from Microsoft, Cisco, Oracle and CompTIA, TestPrep practice exams allow learners to test their knowledge in a simulated certification-testing environment. Tests can be taken in two modes – study and certification. Study mode is designed to maximize learning by providing feedback, while certification mode is designed to mimic a certification exam.

Books24x7:  This includes more than 22,000 unabridged professional reference books and reports from more than 340 publishers that are available to online subscribers through Books24x7. A patented search engine technology gives Books24x7 subscribers the ability to perform multi-level searches to pinpoint information needed for on-the-job performance support and problem-solving. Books24x7 also includes AnalystPerspectives, which summarizes the views of many different analyst firms and provides insight into their research and opinions in a form that helps planners and decision makers at all levels make better informed decisions. Complementing these summarized reports are full-text premium research reports from leading analyst firms.

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

Leadership Development Channel:  This product line includes a collection of live and on-demand video learning presentations featuring best-selling business authors, experts and CEOs. The Leadership Development Channel is designed to cover formal and informal learning needs of an organization through programs covering the following topical areas: management and leadership, change and innovation, communication, marketing and sales, business strategy and more.

In addition, this collection is ideal for group learning experiences, including use as meeting starters, one-on-one coaching, integration in instructor-led training and facilitated learning sessions and more.

Live Learning:  Our Live Learning offering is a derivative of traditional instructor-led technical training. However, rather than gathering students in one physical locale, instructor lectures are broadcast to participants anywhere via the Internet. Live Learning classes are taught over three weeks as six, three-hour Web-delivered lectures. Hands-on labs are performed by students independently between lectures, with online mentors accessible to assist if needed, depending on the course being taken. Recorded versions of lectures are available on-demand for review or if a learner misses any scheduled live lecture.

We were incorporated in Ireland on August 8, 1989. On September 6, 2002 we completed a merger with SkillSoft Corporation, a Delaware corporation, and on November 19, 2002 we changed our corporate name from SmartForce PLC to SkillSoft PLC. In addition, on May 14, 2007 we acquired NETg from The Thomson Corporation. Our registered office is located at Belfield Office Park, Clonskeagh, Dublin 4, Ireland, and our telephone number at that address from the United States is (011) 353-1-2181000. Our principal office in the United States is located at 107 Northeastern Boulevard, Nashua, New Hampshire 03062, USA, and our telephone number at that address is (603) 324-3000.

Available Information

We maintain a Web site with the address www.skillsoft.com. We are not including the information contained on our Web site as part of, or incorporating it by reference into, this annual report on Form 10-K. We make available free of charge through our Web site our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the Securities and Exchange Commission (SEC). In addition, we provide periodic investor relations updates and our corporate governance materials on our Web site.

You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements, and other information regarding the Company and other issuers that file electronically with the SEC. The SEC’s Internet website address is http://www.sec.gov.

Industry Background

The corporate training market is large. We believe that a substantial majority of the corporate training market is comprised of business skills, IT skills and compliance training, as well as the complementary technologies and services for the development and delivery of learning programs. We believe that the growth in corporate training is being driven by:

• The evolution of our economy to a service-based and knowledge-based economy, in which the skills of the work force often represent the most important corporate assets;

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

Although the significant majority of corporate training has historically been and continues to be delivered through traditional classroom instruction, e-learning solutions offer another choice in which business enterprises improve the skills of their work force. By providing real-time accessibility and user-focused specificity, e-learning enables the training and education process to be broadened from a distinct event — often off-site and limited in scope — to a process of continuous learning for employees. Often, we find that our customers combine e-learning resources with traditional classroom instruction and virtual classroom events.

These blended learning programs meet the rising need for training in increasingly complex working environments, and when properly designed and deployed, blended solutions can effectively address the needs of business organizations seeking to provide cost effective, comprehensive, enterprise-wide learning solutions to their employees. These solutions can support the planned, formal learning priorities and the day-to-day informal learning activities that comprise the primary means by which business professionals learn the skills needed to do their job and grow their careers.

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

Content Products

With over 7,500 courses spanning IT, cross-functional business skills, functional area expertise and workplace compliance subjects, we are well positioned in the e-learning content sector of the market for corporate education and training solutions for today’s critical business and IT skills. Through our focus on these critical skills and our track record in fast and effective execution, we strive to deliver e-learning content that excels in terms of depth, breadth, currency, interactive learning design and Web deployment flexibility. Also, through our Books24x7 professional collections, we can offer users access to over 22,000 unabridged business and IT titles from more than 340 publishers, as well as summaries of leading business books, analyst reports and reports authored by C-level executives on pressing business topics. Together, these multi-modal e-learning components offer organizations an array of formal and informal learning based on user needs — whether students need to immerse themselves in the subject matter or need to quickly reference content for five to 10 minutes of on-the-job performance support.

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

Business Skills Courseware and Simulations

Our comprehensive business skills library of e-learning courses, simulations and learning objects encompasses a wide array of professional effectiveness skills and business topics. As of January 31, 2009, our business skills library included over 3,200 business skills course and simulation offerings. Our business skills courses and simulations are divided into the following major Solution Areas:

Professional Effectiveness	Business Strategy & Operations
Management & Leadership	Sales & Customer-Facing Skills
Project Effectiveness	Finance, HR & Administration

We have more than 1,050 current English language business skills courseware titles, and over 2,100 versions of these courses that have been localized into a number of languages, including UK English, Italian, German, French, European Spanish, Polish, Russian, Japanese, Mandarin Chinese, Traditional Chinese, Cantonese, Latin American Spanish and Brazilian Portuguese, to support other geographic markets.

IT Skills Courseware

Our comprehensive IT skills library of e-learning courses and learning objects encompasses a wide array of technologies used by IT professionals and business end-users. As of January 31, 2009, our IT skills library included over 2,700 IT skills course offerings that are divided into the following major Solution Areas:

Software Development	OS & Server Technologies
Internet & Network Technologies	Database Systems
Web Design

The courseware in these Solution Areas address over 100 current technical certifications sought by IT professionals and enterprises providing technical products and services to their customers, including:

Microsoft	ISC(2)	Cisco
MCITP – Enterprise Support Technician	CISSP (ISC2)	CCENT
MCITP – Database Administrator	SSCP (ISC2)	CCNA
MCTS - .NET Framework 2.0		CCDA
MCTS – SQL Server 2005		CCNP
MCTS – SharePoint Server 2007	Linux Professional Institute	CCDP
MCTS – Windows Vista Configuration	LPI: Level 1	CCSP
MCDST	LPI: Level II	CCIP
MCSA 2003		CCVP
MCSE 2003
MCSD .NET	Project Mgmt Institute
MCDBA	Project Management Professional
MCP	Certified Associate in Project Mgmt.
MCSA 2000	Program Management Professional
MCSE 2000

Macromedia	CompTIA	Sun
Dreamweaver 8 Developer	A+ 2006	Sun Certified Programmer
Dreamweaver MX 2004 Developer	Network+	for the Java 2 Platform
Flash MX 2004 Designer	I-Net+	Solaris 9
ColdFusion MX Developer	Server+
Linux+
Security+

CIW	Oracle	ITIL
CIW Associate	10g Administrator, OCA	Foundations V3
CIW Professional	10g DBA OCP	Foundations V2
CIW Security Analyst	Application Server 10g, OCA
Master CIW Administrator	9i DBA OCP
Master CIW Enterprise Developer	91 DBA OCA
Master CIW Site Designer

We have more than 1,960 current English language IT skills courseware titles and over 750 IT skills courseware titles that have been localized into a number of languages, including German, French, Japanese and Mandarin Chinese, to support other geographic markets.

Desktop Skills Courseware Collection

Our Desktop Skills library of e-learning courses and learning objects offers more than 430 English language Desktop Skills courseware titles and over 900 Desktop Skills courseware titles that have been localized into languages such as French, German, Spanish, Italian, Brazilian Portuguese, Polish and Mandarin Chinese.

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

Compliance Solutions

Our Compliance Solutions provide collections of compliance-based e-learning solutions. Within Compliance Solutions there are three areas of focus: Legal Compliance, Federal Government Compliance and ES&H Compliance.

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

Leadership Development Channel

With over 1,000 available video programs, our Leadership Development Channel product line includes a collection of live and on-demand video learning presentations featuring best-selling business authors, experts and CEOs. The Leadership Development Channel is designed to support the formal and informal learning needs of an organization through programs covering the following topical areas: management and leadership, change and innovation, communication, marketing and sales, business strategy and more. In addition, this collection is ideal for group learning experiences, including use as a meeting starter, one-on-one coaching, integration in instructor-led training and facilitated learning sessions.

The Leadership Development Channel also features an annual series of live, interactive presentations featuring best-selling business authors and thought-leaders. Each presentation is interactive by phone, fax and email and broadcast via satellite, videoconference and webcast to the desktop. Presenters in this series have included Stephen Covey, Pat Lencioni, Thomas Friedman and John Kotter, among others.

The Administrative Professional Channel is a video-based, online learning solution that offers presentations from today's foremost business leaders aimed at improving the skills and effectiveness of administrative professionals. Developed with the support of the International Association of Administrative Professionals (IAAP), the Administrative Professional Channel provides access to a collection of relevant, on-demand video presentations as well as access to an annual, live video event specifically for administrative professionals.

Books24x7

Our Books24x7 product line offers a suite of unabridged and topically organized collections that provide online subscribers the ability to perform multi-level searches to pinpoint information needed for on-the-job performance support and problem-solving. Books24x7 products draw upon leading professional reference books, research reports and documentation. Books24x7 is delivered via a Web-based platform that enables paying subscribers to browse, read, search and collaborate anytime, anywhere with a simple Web connection. Books24x7 collections include:

ITPRO COLLECTION is geared toward technology professionals, including developers, network administrators, technology executives, information services managers and technical support representatives. This collection consists of content from dozens of IT publishers including industry leaders such as Apress, Microsoft Press, MIT Press, McGraw-Hill and John Wiley & Sons.

BUSINESSPRO COLLECTION is geared toward professionals whose role requires exercising strong business judgment. This collection contains over 100 business skills and professional development publishers including industry leaders such as AMACOM, ASTD, Harvard Business Press, Jossey-Bass, Oxford University Press, Project Management Institute, Stanford University and John Wiley & Sons.

OFFICEESSENTIALS COLLECTION is a specialty collection geared toward non-technical users who require occasional real-time assistance with common desktop applications. This collection contains award winning content, including the “For Dummies®” series, is written in a comfortable, easy-to-understand tone and can be deployed to desktops to relieve help desk congestion, or provided as an end-user “safety net” during migration to applications such as Microsoft Vista and Office 2007.

FINANCEPRO COLLECTION offers professionals access to relevant information on a variety of financial and accounting topics. FinancePro delivers fully searchable, online content from popular publishers such as Bloomberg Press, John Wiley & Sons, McGraw-Hill, Oxford University Press and the National Underwriter Company, and provides immediate access to financial reference materials including such topics as Generally Accepted Accounting Principles (GAAP), International Accounting Standards, Sarbanes-Oxley, operations management, planning and taxation.

ENGINEERINGPRO COLLECTION is a professional information tool containing reference material covering a wide range of engineering disciplines, and general reference topics important to virtually all engineers. This collection features books from publishers such as John Wiley & Sons, McGraw-Hill, The Institution of Electrical Engineers, Elsevier, Industrial Press, Noble Publishing, Artech House, Cambridge University Press, The MIT Press and others.

EXECSUMMARIES COLLECTION provides summaries of leading business books from today’s foremost business authors. ExecSummaries expertly encapsulates the salient points and ideas of full-length books into concise, eight-page summaries. These thorough, yet high-level overviews provide time-constrained executives with the leading ideas that are shaping today’s business environment. The ExecSummaries collection is available through a partnership with Soundview Executive Book Summaries.

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

GOVESSENTIALS COLLECTION is a broad reference tool targeted to meet the information needs of government workers, contractors and consultants. By combining the full text of government-focused books from major publishers with carefully selected public domain content, GovEssentials offers a variety of ready-access titles in a broad range of subjects such as foundations of government, security & homeland defense, acquisition & contracting, E-Gov & information technology and other topics of importance to government workers.

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

ANALYSTPERSPECTIVES COLLECTION provides technology executives, managers and practitioners with the analyst information they need to make the important decisions that affect their enterprise. The collection consists of two major components: AnalystPerspectives Consensus reports, which are exclusive SkillSoft-owned documents that compare, contrast and summarize the views of multiple analyst firms; and more than 1,800 full-text analyst reports from more than 20 premium research firms covering a variety of IT and telecommunications topics.

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

ELEMENTSESSENTIALSFRANCAIS is a focused collection of books published in French covering desktop skills, management, IT and other technical disciplines.

BOOKS24X7 EN ESPAÑOL is a focused collection of books published in Spanish covering desktop skills, business management, IT and other technical disciplines.

GERMAN BOOKS COLLECTIONS includes three collections of titles published in German: German Desktop Books, which includes popular Microsoft Office and other desktop applications; German IT Books, featuring IT and technology topics and German Books Complete, which includes all German titles from the Desktop and IT Books collections plus business skills and other topics.

Business Exploration Series

BUSINESS IMPACT SERIES — The Business Impact Series is a collection of concise, scenario-based vignettes employing video techniques to analyze core business problems, dramatizing key elements and emphasizing practical solutions. They are highly effective instructional strategies for presenting and sharing information and best practices. They do not include any questions or interactions. Business Impact titles always include a printable summary screen listing the key content points.

CHALLENGE SERIES — The Challenge Series titles are interactive case studies designed to enhance solution-analysis and decision-making skills. Primarily focused on decisions and decision outcomes, these media-rich products challenge learners to solve modern business problems by considering numerous options and solutions. The design of each Challenge Series title assumes learners have some prior knowledge of the content area coming into the scenario. Because Challenge Series titles require responses from learners, they are excellent interactive strategies for reinforcing and practicing application and analysis-level learning. The ability to retake the Challenge Series title, choosing each of the different solutions, adds multiple layers of content depth to the overall learning experience.

The use of rich media and audio-driven presentation strategies in both offerings has multi-generational appeal and increases overall learner engagement with the content.

TestPrep Certification Practice Exams

Addressing over 90 of the most popular current certification exams from Microsoft, Cisco, Oracle and CompTIA, TestPrep practice exams allow learners to test their knowledge in a simulated certification-testing environment. Tests can be taken in two modes — study and certification. The un-timed study mode is designed to maximize learning by providing feedback and mapping back to appropriate SkillSoft courses for further study, while the against-the-clock certification mode is designed to mimic a certification exam.

SkillSoft Instructional/Learning Design Model

The instructional design model for our business and IT skills courses is based primarily on the concepts of performance-oriented instruction, mastery and the sequencing of instructional activities and strategies. The model draws heavily from adult learning principles that emphasize learner initiative, self-management, experiential learning and transfer of learning into the workplace. The design of each of our courses starts with the definition of user-focused performance objectives and then proceeds to the selection and implementation of instructional strategies and learning activities appropriate for those objectives. Frequent practice questions or exercises along with assessments measure users’ achievement of those objectives. This robust, yet flexible, design methodology creates an instructionally sound framework for the design and development of highly interactive, engaging and instructionally effective courses — regardless of the content focus or level of learning.

Our instructional design model is intended to meet the challenge of creating effective and engaging instruction that is easily deployed on our corporate customers’ global computer networks or over the Internet. Our design, development and quality assurance standards and processes are all geared toward ensuring each course meets our expectations for the best instruction possible.

The model is intentionally flexible and non-technology specific, which allows for ongoing implementation of innovative strategies and features.

Our instructional design model is focused on producing courses in all content areas with:

•	Learning outcomes specified by performance goals and objectives;

•	Content and learning activities based on specified objectives;

•	Assessment based on the knowledge and skills specified in the objectives;

•	Options to take assessments in either pre- or post-test mode;

•	Instructional strategies and rich media elements tailored to the specific course content;
•	Tools to promote the transfer of learning into the workplace, such as online job aids, code samples and follow-on activities;

•	Instructional strategies appropriate for the content and learning level, such as examples, RolePlays, case studies, guided practice and simulations; and

•	Levels of learning appropriate for the content and the target audience.

The theories and principles embedded within our instructional design model are actualized via:

•	A friendly, intuitive graphical user interface;

•	A course structure and navigation that supports self-paced, user-controlled instruction;

•	Unlimited access to instruction and assessments;

•	Standardized templates to create unified and predictable functionality;

•	A variety of presentation, practice and assessment templates supporting high levels of user interactivity and engagement; and

•	A standardized, yet flexible flow of instruction.

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

The key instructional features and strategies in our business skills, compliance and ES&H courses and library are:

AUDIO-ENABLED LEARNING — Audio is a standard feature in all business, compliance and ES&H courses. Audio greatly enhances engagement and retention for many learners. Audio is especially relevant to the instructional effectiveness of behavior modeling, RolePlay exercises and SkillSims. Recognizing that all learning environments are not appropriate for sound, and to accommodate varying learning style preferences, audio can easily be turned on or off via user interface controls.

NARRATED ANIMATION — SkillSoft started implementing a presentation strategy called narrated animation in its soft-skills business content in late 2007. In 2009, we have made this the standard presentation strategy for all new business skills courses. Narrated animation is a method of presenting content that incorporates media-rich visuals, animations and transitional effects with verbalized content (narration). The content is visualized via onscreen graphics, animations and text, and verbalized via synchronized audio and optional onscreen captions. The text in the onscreen caption box is a verbatim replication of the audio content and can be a helpful memory enhancer with complex or highly technical content. This new strategy updates the look and feel of the course content, appeals to learners from all generations, and increases overall learner engagement. A new player feature called “auto advance” makes it possible to automatically move forward from one page to the next. The auto advance feature pauses only for pages calling for user interaction or responses, such as practice questions or pages with links to job aids.

Having audio and onscreen text satisfies the needs of learners with varying learning styles or preferences, and allows us to continue to deliver highly effective learning solutions for accessibility.

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

REFLECTIVE TEMPLATES — Reflective templates provide learners with an opportunity to think about a particular concept, event or teaching point, and then record those thoughts for later printout or use in the instruction. This strategy helps learners personalize the content to themselves or their organizations. This personalization creates a more meaningful context in which the learner can frame the learning experience.

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

SKILLBRIEFS — SkillBriefs are one- to two-page text-based HTML documents that summarize the content in each topic of a course. SkillBriefs are available as part of course content, as well as through SkillPort. SkillBriefs can be used to quickly “refresh” a learner’s memory of key teaching points, as instant, “just-in-time” non-interactive learning when time doesn’t allow for more typical instruction and/or as valuable take-aways from a course to support transfer of learning into the workplace. There are currently SkillBriefs for over 5,000 topics.

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

INTERACTIVE GRAPHICS USED WITH CONCEPTUAL CONTENT — Each active graphical element is associated with a specific pop-up text box with additional instruction and explanation.

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

In addition, learners are frequently given the option of performing the salient steps of the procedure. This feature, called a “Try-It,” prompts the user to perform specific steps or enter code that achieves a specified end result. If learners decide not to perform the step, they can click forward, which launches an animated sequence of the correct step. A special animation feature, called a “Show Me,” is used to demonstrate a specific sequence step or user action. The steps are outlined in advance, and the learner is given the option of reviewing those steps in an animated sequence. The automated playback of the demo is optional. The learner can opt to view the demo or continue to the next section of instruction.

PROMPTED ANIMATIONS — Animations help the learner visualize content and draw his or her attention to an area on an interface or conceptual graphic. Prompted animations are initiated by the learner after some other introduction to the content in the instruction. When the animation is launched, it extends or reinforces the instruction that has already taken place. The use of prompted versus “autoplay” animation helps avoid split attention, which can occur when text displays simultaneously with animation. Split attention means a learner is confused about where to focus or watch, and confounds learning.

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

CHOICE-SPECIFIC FEEDBACK IN PRACTICE QUESTIONS — All multiple choice, matching and ranking questions include an explanation of why each answer option is correct or incorrect. Learners do not have to read this feedback—it is optional. Choice-specific feedback gives learners a method for getting more information about each answer option. Upon selecting each individual answer option, feedback is instantly displayed explaining why that answer option is either a correct option or a distracter.

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

SELF-ASSESSMENT EXERCISES — These exercises are designed to provide the user with an opportunity to apply new knowledge and skills within a scenario or problem-based environment. When feasible, such as with desktop content, the exercises are designed to be completed within a live software application. Self-assessment exercises afford learners the opportunity to carry out complex tasks and exercises, on which they can then assess themselves from a provided solution. These exercises involve the presentation of a real-world scenario requiring the learner to provide a solution or complete a series of tasks. After completing a series of these activities, users will have a set of documents or products demonstrating proficiency with the skills taught by the course.

Learning Design for Workplace Performance

We believe the use of learning assets in support of formal and informal learning is now desirable and common for many of our customers. Learning organizations are also demanding a broader range of learning environments and strategies as part of their learning solutions. Formal instruction remains important, but additional assets are needed to support solutions such as blended learning, learning portals, performance support and communities of practice. We will continue to develop learning assets that are flexible and innovative and that enhance workplace performance.

Web-Based Architecture and Deployment Technology

Our Web-based architecture and deployment strategy enables us to provide a number of features to support users in their learning. These features include:

Learning Management System:  Learning management systems are key enabling technologies that permit users to access a wide variety of learning content resources over the Web, including courseware, simulations, Books24x7, video content, online mentoring, SkillBriefs, job aids and TestPrep certification practice tests. Learning and development organizations can develop and deliver targeted learning programs to achieve specific business objectives using SkillPort’s learning program capabilities. Our SkillPort LMS provides a rich feature set to support a range of corporate learning needs with a high degree of reliability and scalability. Available as a hosted or intranet solution, SkillPort offers our customers a low-cost, low IT-burden option with fast time-to-learning. As of January 31, 2009, there were approximately 2,300 active SkillPort customer sites. In addition to our SkillPort platform, we continue to strive for convenient, easy integration of our content into third-party learning management systems through ongoing support of industry standards such as SCORM (Sharable Content Object Reference Model) and AICC (Aviation Industry CBT Committee) standards and through initiatives such as our Strategic Alliance for Integrated Learning (SAIL).

SkillPort Search-and-Learn® Technology:  Search-and-Learn technology, a key component of SkillPort, allows the users to search and access learning resources topically with a single, unified search. For example, a learner searching for resources on Cisco networks can discover the various SkillSoft courses, books, TestPreps, Express Guides and online mentoring services available to the learner with a single search query. Customer content published to, and managed by SkillPort is also included in the search results. From the identified results, the learner can then choose the resource that best meets his or her specific needs, time requirements and learning preferences.

SkillPort Customer Content Support:  Customer content support allows customers to track, manage and search custom courses, as well as Microsoft Word, PowerPoint, Excel and Adobe PDF documents. This gives organizations the ability to incorporate important information resources such as white papers, launch plans, budget templates and customized training within a comprehensive learning database. SkillPort also supports off-the-shelf and custom courseware from third-party providers, as long as the content is designed to conform to our supported open standards and meets our custom content support guidelines. SkillSoft also offers services to assist customers in creating and publishing proprietary custom courseware and other content using SkillSoft and third party authoring technologies.

SkillSoft Dialogue:  SkillSoft Dialogue has been developed in response to our customers’ needs to rapidly assemble and deliver new content that ties to their respective organizations and goals. Many customers have added a virtual meeting component to their learning programs to deliver company-specific information. They have discovered that online meeting tools can be used to quickly create new material and are using these tools to deliver information live, as well as recording their presentations for employees to play back on demand. However, they have also encountered some common challenges. Most online meeting tools do little to support subject matter experts (SMEs) who may not be experienced in how to deliver sessions that are rich in interaction, which can result in a lower level of engagement and knowledge transfer. Additionally, editing these recordings is often cumbersome or impossible. SkillSoft Dialogue builds on the foundation of this online meeting technology and adapts it to better fit the needs and challenges of the learning community. SkillSoft Dialogue aids SMEs in creating more interactive presentations, and provides access to SkillSoft content to enrich presentations.

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

High Performance Web Technology:  Our products incorporate high performing Web technologies that we believe substantially improve our product performance. Our courses and support tools are developed using cross-platform technologies such as HTML, XML, Java, JavaScript and Adobe Flash. Our products employ advanced compression techniques, which allow our products to deliver high-quality performance within our customers’ bandwidth constraints. This enables us to provide our e-learning solutions to most users, not just those with the most powerful computers, fastest network connections and highest resolution monitors.

Flexible Deployment Options:  We offer a fully hosted SaaS-architecture model as a deployment option for companies that prefer to have users access courses from SkillSoft-managed servers via the Internet rather than host the courses on the customer’s intranet. Chosen by the large majority of SkillSoft customers, this SaaS option can significantly simplify and shorten the implementation process.

Open Learning Services Architecture:  Open Learning Services Architecture (OLSA) is a set of Web services that enables customers to integrate our comprehensive content and content related services with their enterprise application systems, enterprise portals and third party or custom LMS systems. These services enable automation of burdensome administrative tasks and rapid deployment of SkillSoft hosted, off-the-shelf or customized, learning solutions. OLSA benefits include lower integration and operations costs as well as reduced time-to-availability of comprehensive learning resources. OLSA capabilities include fully-integrated search technology (Search-and-Learn); catalog management; user management; user learning data management; content launching with integrated services such as mentoring, code evaluation with links to book references; online data synchronization; learning structure launching such as KnowledgeCenter Portals and learning programs with integrated SkillSoft Dialogue sessions, books, courses, etc.

Product Pricing

The pricing for our courses varies based upon the number of course titles or the courseware bundle licensed by a customer, the number of users and the length of the license agreement (generally one, two or three years). Our license agreements permit customers to exchange course titles, generally on the contract anniversary date. Some product features, such as SkillPort, KnowledgeCenter Portals, SkillStudio, SkillSoft Dialogue and courseware hosting, are separately licensed for an additional fee.

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

Sales and Marketing

In the fiscal year ended January 31, 2009, our products were sold in 58 countries. Our primary sales channels consist of a direct field sales force for larger accounts, a telesales group for small to medium-sized business accounts and resellers that address certain opportunities in the United States and some international markets.

We believe this strategy enables us to focus our resources on the largest sales opportunities, while simultaneously leveraging the telesales model and reseller channels to address opportunities that may not be cost-effective for us to pursue through the direct field sales organization.

As of January 31, 2009, we employed 397 sales, sales operations, telesales, sales management, marketing, corporate development and solution services personnel globally. In the field sales organization, each account executive reports to either a regional sales director or regional sales vice president who is responsible for revenue growth and expense control for his or her area. Our sales professionals have significant sales experience as well as extensive contacts within the corporate customers that we target. The sales process for an initial sale to a large customer typically ranges from three to 12 months and often involves a coordinated effort among a number of groups within our organization.

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

Our marketing organization utilizes a variety of programs to support our global sales team. As of January 31, 2009, our global marketing organization consisted of 43 employees. Our marketing programs include:

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

No customer accounted for more than 10% of our revenue for the fiscal year ended January 31, 2009. See Note 13 of the Notes to the Consolidated Financial Statements for a discussion of our revenue by geographic area.

Backlog

We exited the fiscal year ended January 31, 2009 with non-cancelable backlog of approximately $239 million compared to $255 million at January 31, 2008. This amount is calculated by combining the amount of deferred revenue at each fiscal year end with the amounts to be added to deferred revenue throughout the next twelve months from billings under committed customer contracts and determining how much of these amounts are scheduled to amortize into revenue during the upcoming fiscal year. The amount scheduled to amortize into revenue during fiscal 2010 is disclosed as “backlog” as of January 31, 2009. Amounts to be added to deferred revenue during fiscal 2010 include subsequent installment billings for ongoing contract periods as well as billings for committed contract renewals.

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

Application engineering.  We have application engineers available to assist customers with the technical aspects of installing, deploying and integrating our products. These engineers assist in evaluating the customers’ environment and integration opportunities to ensure that our products will interoperate successfully, as well as assist with the integration of our products with third party LMSs, customer portals and enterprise software systems.

Learning consulting.  We employ learning consultants to assist customers in planning and implementing best practices for e-learning program success. These individuals assist with the implementation of pilot programs and customer training initiatives, and offer expertise in establishing training success criteria, planning internal marketing programs and communicating with e-learning end users. Our learning consultants work in close coordination with our application engineers and sales representatives and are an important component of our efforts to monitor and ensure customer satisfaction and success.

Customer support.  We provide Web-based, live telephone, e-mail and chat support to our customers through our customer service and support organization. They are available to assist customers seven days per week, 24 hours per day, 365 days per year.

As of January 31, 2009, our customer service and support, application engineering and strategic services organization consisted of 225 people globally.

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

•
Suppliers of online corporate education and training courses, including NIIT, Thirdforce, Cengage, Harvard Business School Publishing, SAI Global, Ninth House and Corpedia. Our Books24x7 business competes with companies such as Safari, a joint venture between Pearson Technology Group and O’Reilly & Associates, which offers aggregated IT and business content primarily consisting of its own titles on a subscription basis. Other companies that compete with one or more of Books24x7 collections include Knovel, which offers an Engineering collection; and getAbstract and BusinessBook Review, which offer condensed summaries of business books. NIIT offers a competitive online book collection that consists of a combination of their own products, Safari, getAbstract and books from book publishers that NIIT has established licenses with.

•
With our SkillSoft Dialogue product, we are competing with companies such as WebEx (now a part of Cisco), Saba, Interwise (now a part of AT&T) and Microsoft; and with rapid content development technology suppliers such as Adobe Captivate, Articulate Studio and Microsoft PowerPoint.

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

Our research and development efforts also include a focus on the design, development and integration of other key product elements, including online IT mentoring by certified content experts, task-based IT simulations and labs, KnowledgeCenters, Business Impact and Challenge Series products, business skills focused SkillSims, certification TestPrep for IT, and online Books24x7 assets for business and IT skills.

Our approach to technology begins with the understanding that the ability of our customers to deploy our e-learning applications and content is a critical factor in their success with our products. To meet our customers’ varied needs, we strive to enable our courses to be able to be delivered online using standard Web browsers downloaded for off-line usage, or distributed via CD-ROM.

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

The majority of the content for our Books24x7 product offerings is licensed from third party publishers.

Certain research and development activities are conducted by internal teams located in our main product development centers in Dublin, Ireland; Nashua, New Hampshire; Belfast, Northern Ireland and Fredericton, New Brunswick, Canada. In addition to our internal efforts, we outsource various aspects of our content development process to third parties.

As of January 31, 2009, the number of employees in our product development organization totaled 326. We intend to continue to make substantial investments in research and development. Product development expenses were approximately $40.8 million, $49.6 million and $49.5 million for the fiscal years ended January 31, 2007, 2008 and 2009, respectively.

Proprietary Rights

We believe that proprietary technology forms an important or valuable part of most of our business skills and IT skills courseware offerings. We further believe that the creative skills of our personnel in developing new products and technologies, our ability to develop and introduce new products rapidly and our responsiveness to customer demands are equally important. We protect our technology by various means, including entering into agreements with employees to protect against disclosure of sensitive business information. We have eight United States patents and 24 foreign patents relating to computer-based training technologies and methods, and nine United States and foreign patent applications pending relating to computer-based training technologies and methods. We also have one nationalized Patent Cooperation Treaty application.

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

Employees

As of January 31, 2009, we employed 1,124 people globally. This figure includes approximately 65 people that will be exiting the business in connection with the layoffs described in our Current Report on Form 8-K filed with the SEC on January 20, 2009.

At January 31, 2009, 397 employees were engaged in sales, sales operations, sales management, marketing, solution services, telesales and corporate development, 176 were in finance, administration, business applications and IT, 225 employees were in customer service and support, application engineering and strategic services and 326 were in product development, custom solutions, mentoring, production and hosting.

As of January 31, 2009, 616 employees were located in the United States and 508 in our international locations. None of our employees are subject to a collective bargaining agreement and we have not experienced any work stoppages. We believe that our employee relations are good.

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

In the past we have experienced fluctuations in our quarterly operating results, and we anticipate that these fluctuations will continue. As a result, we believe that our quarterly revenue, expenses and operating results are likely to vary significantly in the future. If in some future quarters our results of operations are below the expectations of public market analysts and investors, this could have a severe adverse effect on the market price of our ADSs.

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

PAST AND FUTURE ACQUISITIONS MAY NOT PRODUCE THE BENEFITS WE ANTICIPATE AND COULD HARM OUR CURRENT OPERATIONS.

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

DEMAND FOR OUR PRODUCTS AND SERVICES IS ESPECIALLY SUSCEPTIBLE TO GENERAL GLOBAL MARKET AND ECONOMIC CONDITIONS.

Weakness in the United States and/or worldwide economy has had and could continue to have a negative effect on demand for our products and our results of operations. Companies may not view training products and services as critical to the success of their businesses. If these companies continue experience disappointing operating results, whether as a result of adverse economic conditions, competitive issues or other factors, they may decrease or forego education and training expenditures before limiting their other expenditures or in conjunction with lowering other expenses. In addition, during economic downturns, customers may slow the rate at which they pay vendors or may become unable to pay their debts as they become due, which would have a negative effect on our results.

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

OUR BUSINESS IS SUBJECT TO CURRENCY FLUCTUATIONS THAT HAVE, AND COULD CONTINUE TO, ADVERSELY AFFECT OUR OPERATING RESULTS.

Due to our multinational operations, our operating results are subject to fluctuations based upon changes in the exchange rates between the currencies in which revenue is collected or expenses are paid. In particular, the value of the U.S. dollar against the Euro, pound sterling, Canadian dollar, Australian dollar, New Zealand dollar, Singapore dollar and related currencies will impact our operating results. Our expenses will not necessarily be incurred in the currency in which revenue is generated, and, as a result, we will be required from time to time to convert currencies to meet our obligations. These currency conversions are subject to exchange rate fluctuations, and changes to the value of these currencies and other currencies relative to the U.S. dollar have and could continue to adversely affect our business and results of operations.

LEGISLATION HAS RECENTLY BEEN INTRODUCED IN THE UNITED STATES CONGRESS THAT COULD, IF ENACTED IN ITS CURRENT FORM, SUBJECT US TO TAXATION AS A U.S. CORPORATION, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are aware of two bills recently proposed in Congress that seek to prevent U.S. companies from taking advantage of tax shelters in foreign jurisdictions.  One of these proposed bills would, if enacted in its current form, tax a foreign corporation as domestic if it is publicly traded and managed and controlled in the U.S.  At this point, it is impossible to tell whether any of the proposed bills will be enacted into law, or whether the provisions of any enacted bill would apply to SkillSoft.   In addition, we believe that if any such bill does become law, it would not take effect for several years.  If any tax legislation of this nature is ultimately adopted, we would assess its impact on us and take steps, where appropriate, to mitigate such impact.  However, it is possible that we could become subject to additional taxes as a result of the adoption of such legislation.

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

SOME OF OUR INTERNATIONAL SUBSIDIARIES HAVE NOT COMPLIED WITH REGULATORY REQUIREMENTS RELATING TO THEIR FINANCIAL STATEMENTS AND TAX RETURNS IN PRIOR YEARS.

We operate our business in various foreign countries through subsidiaries organized in those countries. Due to our restatement of the historical SmartForce financial statements, some of our subsidiaries have been delayed in the filing of their audited statutory financial statements and have been delayed in filing their tax returns in their respective jurisdictions. As a result, some of these foreign subsidiaries may be subject to regulatory restrictions, penalties and fines and additional taxes.

RISKS RELATED TO OUR ADSs

THE MARKET PRICE OF OUR ADSs MAY FLUCTUATE AND MAY NOT BE SUSTAINABLE.

The market price of our ADSs has fluctuated significantly since our initial public offering, has declined significantly in recent months and is likely to continue to be volatile. In addition, in recent years the stock market in general, and the market for shares of technology stocks in particular, have experienced extreme price and volume fluctuations, which have often been unrelated to the operating performance of affected companies. The market price of our ADSs may continue to experience significant fluctuations in the future, including fluctuations that are unrelated to our performance. As a result of these fluctuations in the price of our ADSs, it is difficult to predict what the price of our ADSs will be at any point in the future, and you may not be able to sell your ADSs at or above the price that you paid for them.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our United States headquarters are located in Nashua, New Hampshire where we lease an aggregate of 68,755 square feet. We have one lease for 43,355 square feet of space and a second for 25,400 square feet of space. The leases for both locations expire in June 2009 and we have been negotiating to extend these leases with our landlords at both locations. In addition to our U.S. headquarters, our other primary facilities are located in Dublin, Ireland; Norwood, Massachusetts; Fredericton, New Brunswick, Canada; and Scottsdale, Arizona.

In Ireland, we currently lease and occupy a 20,838 square foot facility in Dublin, which primarily houses our main content development center. In addition, we currently lease two other facilities in Dublin totaling approximately 27,765 square feet. These spaces have been vacated and the operations previously performed in these facilities have been consolidated into the 20,838 square foot facility.

In Norwood, Massachusetts, we currently lease and occupy 10,658 square feet. This facility houses the operations of our Books24x7.com, Inc. subsidiary under a lease that expires in December 2010.

In Scottsdale, Arizona, where part of our telesales operation is located, we currently lease a total of 23,517 sq ft. The lease for this location expires in January 2013.

In Canada, we currently lease a total of 47,906 square feet in two buildings in Fredericton, New Brunswick. The Fredericton facility primarily houses our mentoring operations, telesales and certain customer service and support personnel and the lease expires in August 2012.

We also lease sales offices in a number of other countries including the United Kingdom, Italy, Germany and Australia and we lease a development office in Belfast, Northern Ireland.

We believe that our existing facilities are adequate to meet our current needs and that suitable additional or substitute space will be available on commercially reasonable terms when needed, including with respect to our Nashua locations.

Item 3.  Legal Proceedings

Ongoing SEC Investigation

In January 2007, the Boston District Office of the SEC informed us that we are the subject of an informal investigation concerning option granting practices at SmartForce for the period beginning April 12, 1996 through July 12, 2002, prior to the September 6, 2002 merger of SkillSoft Corporation and SmartForce PLC (the “Option Granting Investigation”). We have produced documents in response to requests from the SEC. The SEC staff has informed us that it has not determined whether to close the Option Granting Investigation.

We believe that we accounted for SmartForce stock option grants properly in the merger and that as a result of the merger, our financial statements are unlikely to change even if SmartForce did not properly account for its pre-merger option grants. When SkillSoft Corporation and SmartForce merged on September 6, 2002, SkillSoft Corporation was, for accounting purposes, deemed to have acquired SmartForce. Accordingly, the pre-merger financial statements of SmartForce are not included in our historical financial statements, and our financial statements include results from what had been the business of SmartForce only from the date of the merger. Under applicable accounting rules, we valued all of the outstanding SmartForce stock options assumed in the merger at fair value upon consummation of the merger. Accordingly, we believe that our accounting for SmartForce stock options will not be affected by any error that SmartForce may have made in its own accounting for stock option grants, and that that the Option Granting Investigation should not require any change in our financial statements.

We have cooperated with the SEC in the Option Granting Investigation. At the present time, we are unable to predict the outcome of the Option Granting Investigation or its potential impact on our operating results or financial position.

We are not a party to any other material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended January 31, 2009.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our ADSs are listed on the NASDAQ Global Market (NASDAQ) under the symbol “SKIL.” The following table sets forth, for the periods indicated, the high and low intraday sale prices per share of our ADSs as reported by NASDAQ between February 1, 2007 and January 31, 2009.

Quarter Ended	High	Low
April 30, 2007	$8.80	$6.72
July 31, 2007	9.40	7.47
October 31, 2007	9.30	7.26
January 31, 2008	10.22	8.26
April 30, 2008	11.42	8.03
July 31, 2008	10.95	8.30
October 31, 2008	11.06	7.01
January 31, 2009	8.75	5.27

As of March 31, 2009, there were 10 holders of record of ordinary shares.

Dividends

We have not paid any cash dividends on our ordinary shares and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to fund the growth of our business, make payments on our outstanding debt obligations and/or repurchase shares. Dividends may only be declared and paid out of profits available for distribution determined in accordance with accounting principles generally accepted in Ireland and applicable Irish Company Law. On May 14, 2007, we entered into a Credit Agreement that contains customary covenants that place limitations on the distribution of income or retained earnings by our consolidated group companies. Any dividends, if and when declared, will be declared and paid in United States dollars. We did not sell unregistered securities during fiscal 2009.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

On April 8, 2008, our shareholders approved the repurchase of up to an aggregate of 10,000,000 ADSs pursuant to a repurchase program. On September 24, 2008, our shareholders approved an increase in the number of shares that may be repurchased under the program to 25,000,000 and an extension of the repurchase program until March 23, 2010.

During the fourth quarter of fiscal 2009, we repurchased ADSs as follows:

			(c)
			Total
			Number of	(d)
			Shares	Maximum
			Purchased	Number of
	(a)		as Part of	Shares that
	Total	(b)	Publicly	May Yet Be
	Number of	Average	Announced	Purchased
	Shares	Price Paid	or Program	Under the
Period	Purchased (1)	Per Share $	(2)	Program
November 1, 2008 - November 30, 2008	768,987	$7.29	768,987	18,521,614
December 1, 2008 - December 31, 2008	2,839,887	6.04	2,839,887	15,681,727
January 1, 2009 - January 31, 2009	1,779,042	6.99	1,779,042	13,902,685
Total	5,387,916	$6.53	5,387,916	13,902,685

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

During the fiscal year ended January 31, 2009, we repurchased a total of 11,097,315 and retired 16,800,397 shares, including 6,533,884 shares repurchased in prior fiscal years.

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

A transfer or issue of ordinary shares for deposit under the deposit agreements among us, The Bank of New York Mellon, as Depositary, and the registered holders and the owners of a beneficial interest in book-entry American Depositary Receipts, or ADRs, in return for ADRs will be similarly chargeable with stamp duty as will a transfer of ordinary shares from the Depositary or the custodian under the deposit agreements upon surrender of an ADR for the purpose of the withdrawal of the underlying ordinary shares in accordance with the terms of the Deposit Agreement.

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

We generate revenue primarily from the license of our products, the provision of professional services as well as from the provision of hosting and application services. The pricing for our courses varies based upon the content offering selected by a customer, the number of users within the customer’s organization and the length of the license agreement (generally one, two or three years). Our agreements permit customers to exchange course titles, generally on the contract anniversary date. Hosting services are separately sold for an additional fee.

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

We account for software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (SFAS 86), which requires the capitalization of certain computer software development costs incurred after technological feasibility is established. No software development costs incurred during fiscal 2007, 2008 or 2009 met the requirements for capitalization in accordance with SFAS No. 86.

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

Restructuring expenses primarily consist of charges associated with our recent reduction in force as described in our Form 8-K filed with the SEC on January 20, 2009.

SEC investigation expenses primarily consist of legal and consulting fees incurred in connection with the SEC investigation relating to the restatement of SmartForce’s financial statements for 1999, 2000, 2001 and the first two quarters of 2002, and more recently, the SEC’s review of SmartForce’s option granting practices prior to the SmartForce Merger.

Business Outlook

In the fiscal year ended January 31, 2009, we generated revenues of $328.5 million as compared to $281.2 million in the fiscal year ended January 31, 2008. We reported operating income in the fiscal year ended January 31, 2009 of $79.0 million as compared to $36.5 million in the fiscal year ended January 31, 2008. We reported net income in the fiscal year ended January 31, 2009 of $50.8 million as compared to $60.0 million in the fiscal year ended January 31, 2008.

While we have achieved increased revenues and operating income from last fiscal year, we have experienced in the last six months a significantly more cautious customer environment due to the current challenging global economic climate. In addition, we continue to find ourselves in a challenging business environment due to (i) budgetary constraints on information technology (IT) spending by our current and potential customers, (ii) price competition and value-based competitive offerings from a broad array of competitors in the learning market and (iii) the relatively slow overall market adoption rate for e-learning solutions. In recent months, the challenging U.S. and global economic environment has put additional pressure on potential budgetary constraints on IT and spending by our current and potential customers. While we have seen some customers put spending on hold, we have seen others increase spending and utilize e-learning as a cost effective alternative to traditional learning. Despite the challenges, our core business has performed predominately in accordance with our expectations. Our recent revenue growth, as compared to last fiscal year, was primarily the result of the realization of additional revenue from the increased customer base associated with the NETg acquisition, third party resellers of our product and international sales. Our growth prospects are strongest in developing our expanded core business, which leverages our various product lines in a strategy of bundled product offerings, as well as continued distribution partnerships with third party resellers and international distribution growth. As a result, we have increased our sales and marketing investment related to these areas to help capitalize on the recent growth and potential continued growth and to help overcome the challenges presented by the current economic climate. In order to pursue the small and medium-sized business markets, we continue to invest in our telesales business unit; however, we have not seen results in line with our expectations and as a result, we have made and will continue to make organizational changes as needed to achieve our expected growth. We plan to continue to invest in our core field sales team, new business direct field sales team and lead generator organizations. In other areas, however, we took a number of actions in the fourth quarter of fiscal 2009 to reduce our cost structure in light of the difficult economic conditions we are facing, and we intend to continue to monitor our costs and make those adjustments we believe are necessary to achieve our goal of growing net income in fiscal 2010.

In fiscal 2009 and fiscal 2010, we have and will continue to focus on revenue and earnings growth primarily by:

•	monitoring our current operating cost structure;

•	cross selling and up selling;

•	looking at new markets, which may include expanding or investing internationally;

•	acquiring new customers through our core sales team as well as through our new business field sales team;

•	continuing to execute on our new product and telesales distribution initiatives; and

•	continuing to evaluate merger and acquisition and possible partnership opportunities that could contribute to our long-term objectives.

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

Revenue Recognition

We generate revenue primarily from the license of our products, the provision of professional services and from the provision of hosting/application service provider (ASP) services.

We follow the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9 as well as Emerging Issues Task Force (EITF) Issue Number 00-21, “Revenue Arrangements with Multiple Deliverables” and SEC Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition” to account for revenue derived pursuant to license agreements under which customers license our products and services. The pricing for our courses varies based upon the content offering selected by a customer, the number of users within the customer’s organization and the term of the license agreement (generally one, two or three years). License agreements permit customers to exchange course titles, generally on the contract anniversary date. Hosting services are sold separately for an additional fee. A license can provide customers access to a range of learning products including courseware, Referenceware®, simulations, mentoring and prescriptive assessment.

We offer discounts from our ordinary pricing, and purchasers of licenses for a larger number of courses, larger user bases or longer periods of time generally receive discounts. Generally, customers may amend their license agreements, for an additional fee, to gain access to additional courses or product lines and/or to increase the size of its user base. We also derive revenue from hosting fees for clients that use our solutions on an ASP basis and from the provision of professional services. In selected circumstances, we derive revenue on a pay-for-use basis under which some customers are charged based on the number of courses accessed by users.

We recognize revenue ratably over the license period if the number of courses that a customer has access to is not clearly defined, available or selected at the inception of the contract, or if the contract has additional undelivered elements for which we do not have vendor specific objective evidence (VSOE) of the fair value of the various elements. This may occur if the customer does not specify all licensed courses at the outset, the customer chooses to wait for future licensed courses on a when and if available basis, the customer is given exchange privileges that are exercisable other than on the contract anniversaries, or the customer licenses all courses currently available and to be developed during the term of the arrangement. Revenue from nearly all of our contractual arrangements is recognized on a subscription or straight-line basis over the contractual period of service. We also derive revenue from extranet hosting/ASP services which is recognized on a straight-line basis over the period the services are provided. Upfront fees are recorded as revenue over the contract period.

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

We provide professional services including instructor led training, customized content development, website development/hosting and implementation services. If we determine that the professional services are not separable from an existing customer arrangement, revenue from these services is recognized over the existing contractual terms with the customer, otherwise we typically recognize professional service revenue as the services are performed.

We record reimbursable out-of-pocket expenses in both revenue and as a direct cost of revenue, as applicable, in accordance with EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred” (EITF 01-14).

We record revenue net of applicable sales tax collected. Taxes collected from customers are recorded as part of accrued expenses on the balance sheet and are remitted to state and local taxing jurisdictions based on the filing requirements of each jurisdiction.

We record as deferred revenue amounts that have been billed in advance for products or services to be provided. Deferred revenue includes the unamortized portion of revenue associated with license fees for which we have received payment or for which amounts have been billed and are due for payment in 90 days or less for resellers and 180 days or less for direct customers.

Our contracts often include an uptime guarantee for solutions hosted on our servers whereby customers may be entitled to credits in the event of non-performance. We retain the right to remedy any non-performance event prior to issuance of any credit. Historically, we have not incurred substantial costs relating to this guarantee and we currently accrue for such costs as they are incurred. We review these costs on a regular basis as actual experience and other information becomes available; and should these costs become substantial, we would accrue an estimated exposure and consider the potential related effects of the timing of recording revenue on our license arrangements. We have not accrued any costs related to these warranties in the accompanying consolidated financial statements.

Amortization of Intangible Assets and Impairment of Goodwill

Goodwill and intangible assets that have indefinite useful lives are not amortized but are evaluated for impairment annually and upon the occurrence of any events or changes in circumstances that indicate that the carrying value may not be recoverable. We record intangible assets at cost.

Amortization is recorded over the estimated useful lives of the assets. We amortize our intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized. We review these intangible assets at least annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in their remaining useful life. We also review our indefinite-lived intangible assets at least annually for impairment which includes goodwill and certain trademarks.

We use estimates in determining the value of goodwill and intangible assets, including estimates of useful lives of intangible assets, discounted future cash flows and fair values of the related operations. We test goodwill during the fourth quarter of each year for impairment, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist. Based on the results of the test, we determine that no impairment had occurred, as the fair value of the reporting unit exceeded the respective carrying value.

Share Based Compensation

On February 1, 2006, we adopted Financial Accounting Standards Board (FASB) Statement No. 123(R) “Share-Based Payment” (SFAS 123(R)), which is a revision of SFAS Statement No. 123 (SFAS 123), “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes APB Opinion No. 25, (Opinion 25), “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach on SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee share options, be recognized in the income statement based on their fair values.

In connection with the SmartForce Merger on September 6, 2002, we recorded as deferred compensation a portion of the difference between the exercise prices and the fair value of the options at the date of completion of the merger, determined under the Black-Scholes method, multiplied by the number of shares underlying the options. The resulting deferred compensation was expensed over the vesting period of the options. In connection with the adoption of SFAS 123(R) on February 1, 2006, we reversed the remaining deferred compensation of approximately $0.5 million with the offset to additional paid-in capital.

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

Derivative Financial Instruments

We account for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), as amended and interpreted, which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS 133, we record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

We entered into an interest rate swap agreement for an amortizing notional amount on May 11, 2007 which we designated as a cash flow hedge relating to our floating rate debt. As of January 31, 2009, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, we do not use derivatives for trading or speculative purposes and currently do not have any derivatives that are not designated as hedges.

Restructuring Charges

We account for our restructuring activities under guidance provided by SFAS No. 141, “Business Combinations” (SFAS 141), EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” and SFAS No. 146 (SFAS 146), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 141 states that after the end of the allocation period (generally one year from date of merger) an adjustment that results from a pre-acquisition contingency other than an income tax loss carryforward should be included in the determination of net income (loss) in the period in which the adjustment is determined. As such, adjustments to pre-acquisition contingencies established at the time of the SmartForce Merger are recorded as restructuring charges in our statements of income. SFAS 146 states that a liability related to an exit or disposal activity should be recognized at fair value in the period in which it is incurred. As such, when we identify restructuring charges that fulfill the requirements identified in SFAS 146, we record the charges in our statements of income.

Income Taxes

Under SFAS No. 109 Accounting for Income Taxes, we recognize a net deferred tax asset for future benefits of tax loss and tax credit carry forwards to the extent that it is “more likely than not” that these assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In determining the realizability of these assets, we considered numerous factors, including historical profitability, estimated future taxable income and the industry in which we operate. Based on results of operations for the fiscal years ended January 31, 2007, 2008 and 2009 and anticipated future profit levels, we believe that certain of our deferred tax assets are more likely than not to be realized. Accordingly, in the fiscal year ended January 31, 2009 and 2008, we reversed approximately $23.1 million of valuation allowance on Irish net operating loss (NOL) carryforwards and $95.9 million of valuation allowance on U.S. NOL carryforwards, respectively, which will more likely than not be realized in future periods. Approximately $5.1 million of the reduction in valuation allowance in fiscal 2009 was recorded through reductions to income tax expense and $18.0 million was recorded through reductions to goodwill. Approximately $41.4 million of the reduction in valuation allowance in fiscal 2008 was recorded through reductions to income tax expense and $54.5 million was recorded through reductions to goodwill.

As of January 31, 2009, we have recorded a deferred tax asset in the amount of $104.7 million comprised of $57.6 million of U.S. NOL carryforwards and $23.7 million of other U.S. related net deferred tax assets; $23.1 million of Irish NOL carryforwards and $0.3 million of tax timing differences in Canada. Additionally, in accordance with SFAS 123(R), we reduce our deferred tax asset by the unrealized excess tax benefit attributable to stock options.

At January 31, 2009, we had $2.3 million of unrecognized tax benefits. We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of January 31, 2009, we had approximately $0.7 million of accrued interest and penalties related to uncertain tax positions.

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

Results of Operations
Comparison of the Fiscal Years Ended January 31, 2009 and 2008

Revenue

	Fiscal Year Ended January 31,		DOLLAR INCREASE/(DECREASE)	PERCENT CHANGE
	2008	2009
(In thousands, except percentages)
Revenues	$281,223	$328,494	$47,271	17%
Operating income	36,528	79,024	42,496	116%

Revenue increased primarily due to the realization of additional revenue resulting from the increased customer base associated with the acquisition of NETg in May 2007 as well as from continued additional revenue earned under agreements with third party resellers of our products. We anticipate that revenue may decrease by approximately 5% to 9% in fiscal 2010 as compared to fiscal 2009. This is primarily attributed to recent changes in foreign exchange rates and the negative effect they have on our international subsidiaries’ revenue when translated to U.S. dollars. However, given the volatility of foreign exchange rates, our forward-looking estimates, which are based on January 31, 2009 rates, could change materially. We may also see a decrease in revenue due to both the current adverse global economic conditions and a decrease in some of our customers budgeted spending.

	Fiscal Year Ended January 31,		DOLLAR INCREASE/(DECREASE)	PERCENT CHANGE
	2008	2009
(In thousands, except percentages)
Revenue:
United States	$217,670	$243,967	$26,297	12%
International	63,553	84,527	20,974	33%
Total	$281,223	$328,494	$47,271	17%

The increase in revenue in the United States and internationally was the result of increased revenue generated from the NETg acquisition, existing customers and new business as well as from continued additional revenue earned under agreements with third party resellers of our products. We expect the current geographic mix of revenue to continue in fiscal 2010.

Costs and Expenses

	Fiscal Year Ended January 31,		DOLLAR INCREASE/(DECREASE)	PERCENT CHANGE
	2008	2009
(In thousands, except percentages)
Cost of revenues	$32,637	$35,992	$3,355	10%
As a percentage of revenue	12%	11%
Cost of revenues - amortization of intangible assets	5,423	5,203	(220)	(4)%
As a percentage of revenue	2%	2%

The dollar increase in cost of revenue in the fiscal year ended January 31, 2009 versus the fiscal year ended January 31, 2008 was primarily due to the payment of $2.6 million in additional royalty fees associated with the increase in revenue. We also incurred additional compensation costs of $0.5 due to increased headcount during fiscal 2009. We anticipate that cost of revenue will be between 11% and 12% of revenue in fiscal 2010.

The decrease in cost of revenue - amortization of intangible assets in the fiscal year ended January 31, 2009 versus the fiscal year ended January 31, 2008 was primarily due to certain intangible assets becoming fully amortized since January 31, 2008. This decrease was partially offset by the inclusion of the amortization of the intangible assets acquired in the acquisition of NETg for all of fiscal 2009 versus less than nine months in fiscal 2008. We expect to incur a significant reduction in the cost of revenue – amortization of intangible assets in fiscal 2010 because most of the NETg intangible assets related to acquired technology became fully amortized in fiscal 2009.

	Fiscal Year Ended January 31,		DOLLAR INCREASE/(DECREASE)	PERCENT CHANGE
	2008	2009
(In thousands, except percentages)
Research and development	$49,612	$49,540	$(72)	(0)%
As a percentage of revenue	18%	15%

The decrease in research and development expense in the fiscal year ended January 31, 2009 versus the fiscal year ended January 31, 2008 was primarily due to a reduction in (i) contractor and outsource partner costs of $0.5 million relating to NETg integration initiatives, which became substantially completed prior to the fourth quarter of fiscal 2009, (ii) facility charges of $0.5 million due to a reduction in redundant leased space assumed in the acquisition of NETg and (iii) depreciation expense of $0.4 million which was due primarily to certain fixed assets related to the NETg acquisition becoming fully depreciated by the end of fiscal 2008.

These reductions were partially offset by an increase in compensation and benefits expense of $1.3 million attributable to increased headcount during fiscal 2009. We anticipate that research and development expenses will be between 13 % and 14% of revenue in fiscal 2010, which includes the impact of the reduction in force following our cost saving initiative for fiscal 2010. In addition, fiscal 2009 included initiatives that have migrated from the development stage and will not require the same level of spending which contributes to the reduction of research and development as a percentage of revenue.

	Fiscal Year Ended January 31,		DOLLAR INCREASE/(DECREASE)	PERCENT CHANGE
	2008	2009
(In thousands, except percentages)
Selling and marketing	$97,493	$108,416	$10,923	11%
As a percentage of revenue	35%	33%

The increase in selling and marketing expense in the fiscal year ended January 31, 2009 versus the fiscal year ended January 31, 2008 was primarily due to an increase in compensation and benefits of $8.8 million due to increased headcount, which includes additional direct sales, telesales and field support personnel required to service our expanded customer base following the NETg acquisition, as well as incremental commissions resulting from increased order intake and billings from our larger base business and from the acquired NETg customer base. In addition, we incurred incremental marketing costs of $1.4 million to support our larger customer base, which includes the expense associated with our efforts to retain customers acquired in the NETg acquisition. The decrease in selling and marketing expense as a percentage of revenue in fiscal  2009 versus fiscal 2008 is due to the increase in  revenue, which was partially offset by the aforementioned factors. We anticipate that selling and marketing expenses will be between 35% and 36% of revenue in fiscal 2010.

	Fiscal Year Ended January 31,		DOLLAR INCREASE/(DECREASE)	PERCENT CHANGE
	2008	2009
(In thousands, except percentages)
General and administrative	$34,630	$36,774	$2,144	6%
As a percentage of revenue	12%	11%

The increase in general and administrative expense in the fiscal year ended January 31, 2009 versus the fiscal year ended January 31, 2008 was primarily due to an increase of $4.2 million in professional fees primarily related to (i) our share capital reduction initiative aimed at increasing distributable profits in our Irish parent entity and (ii) the feasibility analysis related to our business realignment strategy. This increase was partially offset by a reduction in the depreciation of fixed assets of $0.7 million, which was due primarily to certain fixed assets related to the NETg acquisition becoming fully depreciated by the end of fiscal 2008, as well as a reduction in bad debt expense of $0.4 million resulting from improved collection efforts on accounts receivable balances compared to fiscal 2008. In addition, there was a decrease in facility charges of $0.4 million and a decrease in insurance expense of $0.4 million in fiscal 2009. The decrease in general and administrative expense as a percentage of revenue in fiscal 2009 versus fiscal 2008 is due to the increase in revenue, which was partially offset by the aforementioned factors. We anticipate that general and administrative expenses will be between 10% and 11% of revenue in fiscal 2010.

	Fiscal Year Ended January 31,		DOLLAR INCREASE/(DECREASE)	PERCENT CHANGE
	2008	2009
(In thousands, except percentages)
Amortization of intangible assets	$11,237	$11,212	$(25)	0%
As a percentage of revenue	4%	3%
Merger and integration related expenses	12,283	761	(11,522)	(94)%
As a percentage of revenue	4%	0%
Restructuring	34	1,523	1,489	4,379%
As a percentage of revenue	0%	0%
SEC investigation	1,346	49	(1,297)	(96)%
As a percentage of revenue	0%	0%

Amortization of intangible assets remained relatively flat in the fiscal year ended January 31, 2009 versus the fiscal year ended January 31, 2008. This was primarily due to the amortization of the intangible assets acquired in the acquisition of NETg being included for all of fiscal 2009 versus less than nine months in fiscal 2008, which was offset by certain intangible assets becoming fully amortized in fiscal 2009.

Merger and integration related expenses decreased primarily due to significant expenses incurred in fiscal 2008 when the NETg acquisition was consummated. These costs were  significantly lower in the current fiscal year as we substantially completed our efforts to integrate NETg’s operations into ours during fiscal 2009.

In the fourth quarter of fiscal 2009 we committed to a workforce reduction plan of approximately 120 employees as part of a cost savings initiative undertaken in connection with the development of our budget and operating plan for fiscal 2010. As a result of this reduction in force we incurred restructuring charges in fiscal 2009 of $1.5 million which related primarily to one-time termination benefits. We expect that the reduction in force will reduce our salary and bonus operating costs by approximately $7.5 million in fiscal 2010 as compared to fiscal 2009.

SEC investigation related expense decreased in the fiscal year January 31, 2009 versus the fiscal year ended January 31, 2008 due to a decrease in legal activities related to the SEC’s informal inquiry into  the pre-merger option granting practices at SmartForce.

	Fiscal Year Ended January 31,		DOLLAR INCREASE/(DECREASE)	PERCENT CHANGE
	2008	2009
(In thousands, except percentages)
Other income (expense), net	$295	$1,480	$1,185	402%
As a percentage of revenue	0%	0%
Interest income	3,948	1,550	(2,398)	(61)%
As a percentage of revenue	1%	0%
Interest expense	(12,630)	(14,218)	(1,588)	13%
As a percentage of revenue	(4)%	(4)%

The change in other income (expense), net in the fiscal year ended January 31, 2009 versus the fiscal year ended January 31, 2008 was primarily due to foreign currency fluctuation gains of $0.9 million. Due to our multi-national operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies used in our business. In addition, we recognized a $0.2 million gain on insurance proceeds for funds received on damaged equipment that had been fully depreciated.

The reduction of interest income in the fiscal year ended January 31, 2009 versus the fiscal year ended January 31, 2008 was primarily due to a reduction in our short-term investments and lower interest rates.

The increase in interest expense in the fiscal year ended January 31, 2009 versus the fiscal year ended January 31, 2008 was primarily due to the interest expense on the debt incurred for the acquisition of NETg being incurred for the full year of fiscal 2009 versus only nine months in fiscal 2008. This was partially offset by a reduction in interest expense resulting from $75.6 million in principal payments made during fiscal 2009 to reduce debt.

Provision for Income Taxes

	Fiscal Year Ended January 31,		DOLLAR INCREASE/(DECREASE)	PERCENT CHANGE
	2008	2009
(In thousands, except percentages)
Provision (benefit) for income taxes	$(31,587)	$18,959	$50,546	(160)%
As a percentage of revenue	(11)%	6%

For the fiscal year ended January 31, 2009, we recorded an income tax provision of $19.0 million versus an income tax benefit of $31.6 million for the fiscal year ended January 31, 2008. The income tax provision for the fiscal year ended January 31, 2009 was impacted by the recognition of a reduction of income tax expense of $5.1 million resulting from the release of a $23.1 million valuation allowance attributed to our Ireland operations. The remaining $18.0 million related to net operating losses acquired in the SmartForce merger and was recorded as an adjustment to goodwill. The income tax benefit for the fiscal year ended January 31, 2008 included the release of $95.9 million of U.S valuation allowance. Approximately $41.4 million of the valuation allowance release related to SkillSoft net operating losses and was recorded through an offset to tax expense. The remaining $54.5 million, which related to SmartForce net operating losses, was recorded as an adjustment to goodwill.

Discontinued Operations

Income from discontinued operations, net of income tax, was $1.9 million in the fiscal year ended January 31, 2009 versus $0.3 million during the fiscal year ended January 31, 2008. The increase in fiscal 2009 was primarily due to the prepayment of the purchase price from the acquirer of our former NETg Press business during fiscal 2009, which resulted in a gain from the disposal of $2.0 million, net of income tax.

Comparison of the Fiscal Years Ended January 31, 2008 and 2007

Revenue

	Fiscal Year Ended January 31,		DOLLAR INCREASE/(DECREASE)	PERCENT CHANGE
	2007	2008
(In thousands, except percentages)
Revenues	$225,172	$281,223	$56,051	25%
Operating income	32,168	36,528	4,360	14%

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

	Fiscal Year Ended January 31,		DOLLAR INCREASE/(DECREASE)	PERCENT CHANGE
	2007	2008
(In thousands, except percentages)
Revenue:
United States	$175,483	$217,670	$42,187	24%
International	49,689	63,553	13,864	28%
Total	$225,172	$281,223	$56,051	25%

The increase in revenue in the United States and internationally was a result of increased revenue generated from the NETg and TLC acquisitions and from existing customers and new business.

Costs and Expenses

	Fiscal Year Ended January 31,		DOLLAR INCREASE/(DECREASE)	PERCENT CHANGE
	2007	2008
(In thousands, except percentages)
Cost of revenues	$26,601	$32,637	$6,036	23%
As a percentage of revenue	12%	12%
Cost of revenues - amortization of intangible assets	4,422	5,423	1,001	23%
As a percentage of revenue	2%	2%

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

	Fiscal Year Ended January 31,		DOLLAR INCREASE/(DECREASE)	PERCENT CHANGE
	2007	2008
(In thousands, except percentages)
Research and development	$40,776	$49,612	$8,836	22%
As a percentage of revenue	18%	18%

The increase in research and development expenses in the fiscal year ended January 31, 2008 versus the fiscal year ended January 31, 2007 was primarily due to expenses of $6.1 million associated with maintaining multiple platforms as a result of the NETg acquisition, fulfilling obligations of acquired customer contracts and product commitments assumed in the acquisition of NETg. In addition, we incurred an increase in compensation and benefits of $2.9 million as a result of our increased headcount.

	Fiscal Year Ended January 31,		DOLLAR INCREASE/(DECREASE)	PERCENT CHANGE
	2007	2008
(In thousands, except percentages)
Selling and marketing	$90,894	$97,493	$6,599	7%
As a percentage of revenue	40%	35%

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

	Fiscal Year Ended January 31,		DOLLAR INCREASE/(DECREASE)	PERCENT CHANGE
	2007	2008
(In thousands, except percentages)
General and administrative	$27,735	$34,630	$6,895	25%
As a percentage of revenue	12%	12%

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

	Fiscal Year Ended January 31,		DOLLAR INCREASE/(DECREASE)	PERCENT CHANGE
	2007	2008
(In thousands, except percentages)
Amortization of intangible assets	$1,652	$11,237	$9,585	580%
As a percentage of revenue	1%	4%
Merger and integration related expenses	-	12,283	12,283	*
As a percentage of revenue		4%
Restructuring	26	34	8	31%
As a percentage of revenue	0%	0%
SEC investigation	898	1,346	448	50%
As a percentage of revenue	0%	0%
________
*           Not meaningful.

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

	Fiscal Year Ended January 31,		DOLLAR INCREASE/(DECREASE)	PERCENT CHANGE
	2007	2008
(In thousands, except percentages)
Other expense, net	$(96)	$295	$391	(407)%
As a percentage of revenue	0%	0%
Interest income	4,310	3,948	(362)	(8)%
As a percentage of revenue	2%	1%
Interest expense	(278)	(12,630)	(12,352)	4,443%
As a percentage of revenue	0%	(4)%

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

Provision for Income Taxes

	Fiscal Year Ended January 31,		DOLLAR INCREASE/(DECREASE)	PERCENT CHANGE
	2007	2008
(In thousands, except percentages)
Provision (benefit) for income taxes	$11,951	$(31,587)	$(43,538)	(364)%
As a percentage of revenue	5%	(11)%

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

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2009, our principal source of liquidity was our cash and cash equivalents and short-term investments, which totaled $39.0 million compared to $89.6 million at January 31, 2008.

Net cash provided by operating activities of $97.7 million for the fiscal year ended January 31, 2009 was primarily due to net income of $50.8 million, which included the impact of non-cash expenses for depreciation and amortization of $21.7 million, non-cash provision for income taxes of $15.1 million, non-cash amortization of deferred financing costs of $1.2 million and share-based compensation expense of $6.1 million. Offsetting these adjustments were a gain from discontinued operations of $3.4 million and a tax benefit from exercise of stock options of $1.5 million. Net cash provided by operating activities also reflected a decrease in accounts receivable of $17.0 million, prepaid expenses and other current assets of $8.5 million and an increase in accounts payable of $3.4 million. These amounts were partially offset by a decrease in accrued expenses of $14.3 million as well as a decrease in deferred revenue of $6.9 million. The decrease in accounts receivable for fiscal 2009 was primarily the result of improved collection efforts as compared to fiscal 2008. The increase in accounts receivable in fiscal 2008 as compared to fiscal 2007 was primarily attributed to the incremental business generated by our NETg acquisition. The decrease in accrued expenses for fiscal 2009 as compared to fiscal 2008 was primarily due to (i) a reduction in accrued royalties resulting from our ability to consolidate royalty arrangements acquired in the NETg acquisition, (ii) accrued merger costs as a result of ongoing payments against the remaining balance and (iii) the settlement of accrued expenses incurred as part of the NETg merger. Deferred revenue decreased in fiscal 2009 as compared to fiscal 2008 primarily due to the adverse impact of foreign currency exchange rates in effect at January 31, 2009 as compared January 31, 2008. Deferred revenue increased significantly as of January 31, 2008 as compared to January 31, 2007, primarily due to the incremental business derived from our NETg acquisition (as described in Note 3).

Net cash provided by investing activities was $13.6 million for the fiscal year ended January 31, 2009. Maturities of investments, net of purchases, generated a cash inflow of approximately $12.5 million in fiscal 2009. In addition, in fiscal 2009 we received proceeds from the sale of the NETg Press business of $6.9 million. These cash inflows were partially offset by property and equipment purchases of approximately $5.7 million.

Net cash used in financing activities was $146.5 million for the fiscal year ended January 31, 2009. During this period, we made principal payments on our debt of $75.6 million and purchased our own shares having a value of $91.9 million under our shareholder-approved share repurchase program. These uses of cash were partially offset by proceeds of $21.0 million received from the exercise of share options under our various share option programs, including the tax benefit, and share purchases made under our 2004 Employee Share Purchase Plan.

We had a working capital deficit of approximately $11.9 million as of January 31, 2009 versus working capital of approximately $30.4 million as of January 31, 2008. The decrease in working capital was primarily due to (i) principal payments on our debt of $75.6 million, (ii) the purchase of shares for $91.9 million under our shareholder-approved share repurchase program and (iii) $5.7 million for purchase of fixed assets. This was partially offset by net income of $50.8 million, which includes non-cash charges for depreciation and amortization of $21.7 million, share-based compensation expense of $6.1 million and a non-cash provision for income taxes of $15.1 million. We also received proceeds of $19.5 million from the exercise of share options under our various share option programs and from share purchases made under our 2004 Employee Share Purchase Plan. In addition, we received payment of the $3.5 million long-term receivable related to the sale of NETg press.

As of January 31, 2009, we had U.S. federal NOL carryforwards of $214.2 million. These NOL carryforwards represent the gross carrying value of the operating loss carryforwards and are available to reduce future taxable income, if any, through 2025. We completed several financings since our inception and have incurred ownership changes as defined under Section 382 of the Internal Revenue Code. We completed an analysis of these changes and do not believe that the changes will have a material impact on our ability to use these net operating loss carryforwards. Included in the $214.2 million of U.S. federal NOL carryforwards is $114.7 million (which reflects $20.5 million used in the current period) of U.S. NOL carryforwards that were acquired in the SmartForce Merger and the purchase of Books24X7, $55.4 million of NOL carryforwards resulting from disqualifying dispositions and $44.1 million of U.S. NOL carryforwards that relate to our operations. We will realize the benefit of the disqualifying disposition losses through increases to shareholders' equity in the periods in which the losses are utilized to reduce tax payments. Additionally, we have $190.2 million of Irish NOL carryforwards. These NOL carryforwards represent the gross carrying value of the operating loss carryforwards. Included in the $190.2 million are $149.8 million (which reflects $8.1 million used in the current period) of NOL carryforwards which were acquired in the SmartForce Merger and $40.4 million of NOL carryforwards that relate to our Irish operations. As a result of the release of the Irish valuation allowance in the fiscal year ended January 31, 2009, we realized the benefits of $149.8 million of these acquired NOL carryforwards, which resulted in a reduction of goodwill of $18.0 million; and $40.4 million of these NOL carryforwards, which resulted in a reduction to the provision for income taxes of $5.1 million. We also had U.S. federal tax credit carryforwards of approximately $3.9 million at January 31, 2009.

These NOL carryforwards represent the gross carrying value of the operating loss carryforwards. Included in the $190.2 million is $149.8 million (which reflects $8.1 million used in the current period) of NOL carryforwards which were acquired in the SmartForce Merger and $40.4 million of NOL carryforwards that relate to our Irish operations. As a result of the release of the Irish valuation allowance in the fiscal year ended January 31, 2009, we realized the benefits of $149.8 million of these acquired NOL carryforwards, which resulted in a reduction of goodwill of $18.0 million; and $40.4 million of these NOL carryforwards which resulted in a reduction to the provision for income taxes of $5.1 million. We also had U.S. federal tax credit carryforwards of approximately $3.9 million at January 31, 2009.

We lease certain of our facilities and certain equipment and furniture under operating lease agreements that expire at various dates through 2023. In addition, we have a term loan which will be paid out over the next 5 years. Future minimum lease payments, net of estimated sub-rentals, under these agreements and the debt repayments schedule are as follows (in thousands):

	Payments Due By Period
		Less Than	1 - 3	3 - 5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Operating Lease Obligations	$10,943	$3,699	4,750	$2,494	$-
Debt Obligations	123,384	1,253	2,506	119,625	-
Total Obligations	$134,327	$4,952	7,256	$122,119	$-

We do not have any off-balance sheet arrangements, as defined under SEC rules, such as relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, established for the purpose of facilitating transactions that are not required to be reflected on our balance sheet.

In May 2007, we entered into a credit agreement with Credit Suisse and certain lenders providing for a $225.0 million senior credit facility comprised of a $200 million term loan facility and a $25.0 million revolving credit facility. On July 7, 2008, we entered into an amendment to the credit agreement (“the Amendment”). The primary purpose of the Amendment was to expand our and our subsidiaries’ ability to make additional repurchases of our shares. The expanded repurchase ability under the Amendment is conditioned on the absence of an event of default and a requirement that (i) the leverage ratio shall be no greater than 2.75:1 as of the most recently completed fiscal quarter ending prior to the date of such repurchase and (ii) that we make a prepayment of the term loan under the credit agreement in an amount equal to the dollar amount of any such repurchase. Such term loan prepayments were not, however, required in connection with the first $24.0 million of repurchases made from and after July 7, 2008. The Amendment also provides for an increase in the annual interest rate on the term loan to, at our election, (i) base rate plus a margin of 2.5% or (ii) adjusted LIBOR plus margin of 3.5%,

Please see Note 10 of The Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for a detailed description of the credit agreement, as amended.

We expect that the principal sources of funding for our operating expenses, capital expenditures, debt payment obligations, share repurchases and other liquidity needs will be a combination of our available cash and cash equivalents and short-term investments, and funds generated from future cash flows from operating activities. We believe our current funds and expected cash flows from operating activities will be sufficient to fund our operations, including our debt repayment obligations, for at least the next 12 months. However, there are several items that may negatively impact our available sources of funds. In addition, our cash needs may increase due to factors such as unanticipated developments in our business or the marketplace for our products in general or significant acquisitions. The amount of cash generated from operations will be dependent upon the successful execution of our business plan. Although we do not foresee the need to raise additional capital, any unanticipated economic or business events could require us to raise additional capital to support our operations.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised), “Business Combinations”” (SFAS 141(R)). SFAS 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for SkillSoft for any business combinations for which the acquisition date is on or after February 1, 2009, with early adoption prohibited. The adoption of SFAS 141(R) will have an impact on our accounting for business combinations occurring on or after the adoption date, but the effect will be dependent on the acquisitions made at that time.

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

Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for the SkillSoft on February 1, 2009, with early adoption prohibited. Currently, we do not anticipate that SFAS 160 will have a material impact on our financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of Statement 133. and related hedged items accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). SFAS 161 requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective for SkillSoft on February 1, 2009. We are currently analyzing the effect, SFAS No. 161 will have on our disclosures related to our interest rate swap agreement.

In April 2008, the FASB issued an FSP on SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations”, and other U.S. generally accepted accounting principles. FSP SFAS 142-3 is effective for SkillSoft, prospectively only in 2010, with early adoption prohibited. We are currently evaluating the potential impact of adopting FSP SFAS 142-3.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the U.S. SFAS 162 is effective 60 days following the SEC approval of Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not anticipate that SFAS 162 will have a material impact on our financial statements.

Explanation of Use of Non-GAAP Financial Results

In addition to reporting our audited and unaudited financial results in accordance with United States generally accepted accounting principles (GAAP), to assist investors we on occasion provide certain non-GAAP financial results as an alternative means to explain our periodic results. The non-GAAP financial results typically exclude non-cash or one-time charges or benefits.

Our management uses the non-GAAP financial results internally as an alternative means for assessing our results of operations. By excluding non-cash charges such as share-based compensation, amortization of purchased intangible assets, impairment of goodwill and purchased intangible assets, management can evaluate our operations excluding these non-cash charges and can compare our results on a more consistent basis to the results of other companies in our industry. By excluding charges such as merger and integration related expenses and one-time or infrequent charges our management can compare our ongoing operations to prior quarters where such items may be materially different and to ongoing operations of other companies in our industry who may have materially different unusual charges. Our management recognizes that non-GAAP financial results are not a substitute for GAAP results, but believes that non-GAAP measures are helpful in assisting them in understanding and managing our business.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As of January 31, 2009, we did not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

Our general investing policy is to limit the risk of principal loss and to ensure the safety of invested funds by limiting market and credit risk. We currently use a registered investment manager to place our investments in highly liquid money market accounts, government-backed securities, commercial paper and corporate debt securities. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Interest income is sensitive to changes in the general level of U.S. interest rates. Based on the short-term nature and investment grade quality of our investments, we have concluded that there is no significant market risk exposure.

In order to limit our exposure to interest rate changes associated with our term loan, we entered into an interest rate swap agreement with an initial notional amount of $160 million which amortizes over a period consistent with our anticipated payment schedule. This strategy uses an interest rate swap to effectively convert $160 million in variable rate borrowings into fixed rate liabilities at a 5.1015% effective interest rate. The interest rate swap is considered to be a hedge against changes in the amount of future cash flows associated with interest payments on a variable rate loan. The current notional amount of the interest rate swap agreement at January 31, 2009 was $80.8 million.

Foreign Currency Risk

Due to our multinational operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenue or pay expenses and the U.S. dollar. Our expenses are not necessarily incurred in the currency in which revenue is generated, and, as a result, we are required from time to time to convert currencies to meet our obligations. These currency conversions are subject to exchange rate fluctuations, in particular changes to the value of the Euro, Canadian dollar, Australian dollar, New Zealand dollar, Singapore dollar, and pound sterling relative to the U.S. dollar, which could adversely affect our business and our results of operations. During fiscal 2007, 2008 and 2009, we incurred foreign currency exchange (losses) gains of $(0.4) million, $(0.1) million and $0.8 million, respectively.

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

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls & Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control

No change in our internal control over financial reporting occurred during the fiscal quarter ended January 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2009. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, our management believes that, as of January 31, 2009, our internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this annual report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of January 31, 2009. Please see page 50.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of SkillSoft Public Limited Company

We have audited SkillSoft Public Limited Company’s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SkillSoft Public Limited Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, SkillSoft Public Limited Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2009 consolidated financial statements of SkillSoft Public Limited Company and our report dated March 30, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Boston, Massachusetts
March 30, 2009

Item 9B.  Other Information

Not applicable

PART III

Item 10.  Directors, and Executive Officers and Corporate Governance

The information required by this item will be incorporated by reference to our Proxy Statement for our 2009 Annual General Meeting or included in an amendment to this Form 10-K, one of which will be filed with the Securities and Exchange Commission within 120 days after the close of fiscal 2009.

Item 11.  Executive Compensation

The information required by this item will be incorporated by reference to our Proxy Statement for our 2009 Annual General Meeting or included in an amendment to this Form 10-K, one of which will be filed with the Securities and Exchange Commission within 120 days after the close of fiscal 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be incorporated by reference to our Proxy Statement for our 2009 Annual General Meeting or included in an amendment to this Form 10-K, one of which will be filed with the Securities and Exchange Commission within 120 days after the close of fiscal 2009.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this item will be incorporated by reference to our Proxy Statement for our 2009 Annual General Meeting or included in an amendment to this Form 10-K, one of which will be filed with the Securities and Exchange Commission within 120 days after the close of fiscal 2009.

Item 14.  Principal Accounting Fees and Services

The information required by this item will be incorporated by reference to our Proxy Statement for our 2009 Annual General Meeting or included in an amendment to this Form 10-K, one of which will be filed with the Securities and Exchange Commission within 120 days after the close of fiscal 2009.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) Documents Filed as a Part of this Report:

1. Financial Statements.  The following documents are filed as Appendix B hereto and are included as part of this Annual Report on Form 10-K:

Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

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

Date: April 1, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of SkillSoft and in the capacities and on the date set forth below.

Signature	Title	Date

/s/ CHARLES E. MORAN	President and Chief Executive	April 1, 2009
Charles E. Moran	Officer and Director
(Principal Executive Officer)

/s/ THOMAS J. MCDONALD	Chief Financial Officer	April 1, 2009
Thomas J. McDonald	(Principal Financial Officer)

/s/ ANTHONY P. AMATO	Vice President, Finance and Chief	April 1, 2009
Anthony P. Amato	Accounting Officer
(Principal Accounting Officer)

/s/ WILLIAM J. BOYCE.	Director	April 1, 2009
William J. Boyce

/s/ P. HOWARD EDELSTEIN	Director	April 1, 2009
P. Howard Edelstein

/s/ STEWART K. P. GROSS	Director	April 1, 2009
Stewart K. P. Gross

/s/ JAMES S. KRZYWICKI	Director	April 1, 2009
James S. Krzywicki

/s/ FERDINAND VON PRONDZYNSKI	Director	April 1, 2009
Ferdinand von Prondzynski

/s/ WILLIAM F. MEAGHER, JR.	Director	April 1, 2009
William F. Meagher, Jr.

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

	Year Ended January 31,	Year Ended January 31,	Year Ended January 31,	Year Ended January 31,	Year Ended J anuary 31,
	2005	2006	2007	2008	2009
	(In thousands, except per share data)
Revenues	$212,300	$215,567	$225,172	$281,223	$328,494
Cost of revenues	21,724	25,307	26,601	32,637	35,992
Cost of revenues - amortization of intangible assets	6,864	6,939	4,422	5,423	5,203
Gross profit	183,712	183,321	194,149	243,163	287,299
Operating expenses:
Research and development	45,841	39,172	40,776	49,612	49,540
Selling and marketing	94,365	88,438	90,894	97,493	108,416
General and administrative	25,208	25,776	27,735	34,630	36,774
Insurance recoveries	-	(17,710)	-	-	-
Amortization of intangible assets	2,711	2,174	1,652	11,237	11,212
Merger and integration related expenses	-	-	-	12,283	761
Restructuring	13,361	641	26	34	1,523
Impairment charge	19,268	-	-	-	-
Restatement and option granting investigation:
SEC investigation	2,182	1,988	898	1,346	49
Other professional fees	320	-	-	-	-
Total operating expenses	203,256	140,479	161,981	206,635	208,275
Operating (loss) income	(19,544)	42,842	32,168	36,528	79,024
Other (expense) income, net (1)	(692)	741	(96)	295	1,480
Loss on sale of investments, net	-	(586)	-	-	-
Interest income	1,091	1,779	4,310	3,948	1,550
Interest expense (1)	(337)	(431)	(278)	(12,630)	(14,218)
(Loss) income before provision (benefit) for income taxes from continuing operations	(19,482)	44,345	36,104	28,141	67,836
Provision (benefit) for income taxes	631	9,130	11,951	(31,587)	18,959
Net (loss) Income from continuing operations	(20,113)	35,215	24,153	59,728	48,877
Income from discontinued operations, net of income taxes	-	-	-	270	1,912
Net (loss) income	$(20,113)	$35,215	$24,153	$59,998	$50,789
Net (loss) income per share (2):
Basic - continuing operations	$(0.19)	$0.34	$0.24	$0.57	$0.47
Basic - discontinued operations	$-	$-	$-	$0.00	$0.02
	$(0.19)	$0.34	$0.24	$0.57	$0.49
Basic weighted average common shares outstanding	105,134	102,473	101,698	104,391	103,870
Diluted - continuing operations	$(0.19)	$0.34	$0.23	$0.55	$0.46
Diluted - discontinued operations	$-	$-	$-	$0.00	$0.02
	$(0.19)	$0.34	$0.23	$0.55	$0.47	†
Diluted weighted average common shares outstanding	105,134	103,352	104,240	108,289	107,034
________
†           Does not add due to rounding.

A-1

	As of January 31,	As of January 31,	As of January 31,	As of January 31,	As of January 31,
	2005	2006	2007	2008	2009
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$55,158	$73,569	$104,117	$89,584	$38,952
Working capital (deficit)	(46,523)	(8,018)	38,134	30,408	(11,858)
Long-term investments, deferred tax assets, net & other assets	8,772	736	6,719	95,596	81,583
Total assets	303,497	299,902	342,970	696,681	575,100
Long-term debt	-	-	-	197,000	122,131
Stockholder's equity	84,919	102,272	137,929	213,088	204,056
____________

(1)	Certain reclassifications have been made to prior year amounts to conform to the fiscal 2009 presentation.

(2)	See Note 2(e) of the Notes to the Consolidated Financial Statements for the determination of shares used in computing basic and diluted net income (loss) per common share.

A-2

APPENDIX B

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of SkillSoft Public Limited Company:

We have audited the accompanying consolidated balance sheets of SkillSoft Public Limited Company as of January 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended January 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SkillSoft Public Limited Company at January 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SkillSoft Public Limited Company’s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2009 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Boston, Massachusetts
March 30, 2009

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 31,
	2008	2009
	(In thousands except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$76,059	$37,853
Short-term investments	13,525	1,099
Restricted cash	3,963	3,790
Accounts receivable, less reserves of approximately $446 and $391 as of January 31, 2008 and 2009, respectively	171,708	146,362
Prepaid expenses and other current assets	29,061	18,286
Deferred tax assets	13,476	26,444
Total current assets	307,792	233,834
Property and equipment, net	7,210	7,661
Intangible assets, net	29,887	13,472
Goodwill	256,196	238,550
Deferred tax assets	87,866	78,223
Other assets	7,730	3,360
Total assets	$696,681	$575,100

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of long term debt	$2,000	$1,253
Accounts payable	2,139	5,648
Accrued compensation	24,577	13,513
Accrued expenses	29,507	23,760
Deferred revenue	219,161	201,518
Total current liabilities	277,384	245,692

Long-term debt	197,000	122,131
Other long-term liabilities	9,209	3,221
Total long-term liabilities	206,209	125,352
Commitments and contingencies (Note 8)
Shareholders' equity:
Ordinary shares, €0.11 par value: 250,000,000 shares authorized; 111,663,813 and 98,892,249 shares issued at January 31, 2008 and 2009, respectively	12,397	10,600
Additional paid-in capital	591,303	509,177
Treasury stock, at cost, 6,533,884 and 830,802 ordinary shares at January 31, 2008 and January 31, 2009, respectively	(24,524)	(5,317)
Accumulated deficit	(361,663)	(310,874)
Accumulated other comprehensive (loss) income	(4,425)	470
Total shareholders' equity	213,088	204,056
Total liabilities and shareholders' equity	$696,681	$575,100

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended January 31,
	2007	2008	2009
	(In thousands, except per share data)
Revenues	$225,172	$281,223	$328,494
Cost of revenues (1)	26,601	32,637	35,992
Cost of revenues - amortization of intangible assets	4,422	5,423	5,203
Gross profit	194,149	243,163	287,299
Operating expenses:
Research and development (1)	40,776	49,612	49,540
Selling and marketing (1)	90,894	97,493	108,416
General and administrative (1)	27,735	34,630	36,774
Amortization of intangible assets	1,652	11,237	11,212
Merger and integration related expenses	-	12,283	761
Restructuring	26	34	1,523
SEC investigation	898	1,346	49
Total operating expenses	161,981	206,635	208,275
Operating income	32,168	36,528	79,024
Other income (expense), net	(96)	295	1,480
Interest income	4,310	3,948	1,550
Interest expense	(278)	(12,630)	(14,218)
Income before provision (benefit) for income taxes from continuing operations	36,104	28,141	67,836
Provision (benefit) for income taxes	11,951	(31,587)	18,959
Income from continuing operations	24,153	59,728	48,877
Income from discontinued operations, net of income taxes (2)	-	270	1,912
Net income	$24,153	$59,998	$50,789
Net income per share (Note 2 (e)):
Basic - continuing operations	$0.24	$0.57	$0.47
Basic - discontinued operations	$-	$0.00	$0.02
	$0.24	$0.57	$0.49
Basic weighted average common shares outstanding	101,698	104,391	103,870
Diluted - continuing operations	$0.23	$0.55	$0.46
Diluted - discontinued operations	$-	$0.00	$0.02
	$0.23	$0.55	$0.47	†
Diluted weighted average common shares outstanding	104,240	108,289	107,034
†           Does not add due to rounding.

(1)	The following summarizes the allocation of stock-based compensation (in thousands):

	2007	2008	2009
Cost of revenues	$90	$203	$225
Research and development	952	958	926
Selling and marketing	1,883	1,911	1,977
General and administrative	2,134	2,879	3,004

(2)	Discontinued operations (in thousands):

Income tax expense:	$-	$181	$1,281

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands except number of shares)

	OrdinaryShares			Treasury Stock				Accumulated Other	Total	Total
	Number of Shares	€0.11 Par Value	Additional Paid-In Capital	Number of Shares	Cost	Accumulated Deficit	Deferred Compensation	Comprehensive Income (Loss)	Stockholders' Equity	Comprehensive Income
BALANCE, JANUARY 31, 2006	107,344,243	$11,773	$562,052	6,533,884	$(24,524)	$(445,814)	$(465)	$(750)	$102,272
Exercise of stock options	1,288,128	182	5,178	-	-	-	-	-	5,360	-
Issuance of ordinary shares under employee stock purchase plan	622,995	84	1,570	-	-	-	-	-	1,654	—
Stock-based compensation	-	-	5,059	-	-	-	-	-	5,059	—
Reclassification of deferred compensation	-	-	(465)	-	-	-	465	-		—
Unrealized gains on marketable securities, net of tax of $0	-	-	-	-	-	-	-	82	82	82
Translation adjustment	-	-	-	-	-	-	-	(651)	(651)	(651)
Net income	-	-	-	-	-	24,153	-	-	24,153	24,153
Comprehensive income for the year ended January 31, 2007										$23,584
BALANCE, JANUARY 31, 2007	109,255,366	$12,039	$573,394	6,533,884	$(24,524)	$(421,661)		$(1,319)	$137,929
Exercise of stock options	1,928,374	287	8,833	-	-	-	-	-	9,120	-
Issuance of ordinary shares under employee stock purchase plan	480,073	71	2,712	-	-	-	-	-	2,783	-
Stock-based compensation	-	-	5,951	-	-	-	-	-	5,951	-
Tax benefit from non-qualified stock options	-	-	413	-	-	-	-	-	413	-
Unrealized loss on marketable securities, net of tax of $0	-	-	-	-	-	-	-	(45)	(45)	(45)
Unrealized loss on financial derivatives, net of tax effect of $1,387	-	-	-	-	-	-	-	(2,080)	(2,080)	(2,080)
Translation adjustment		-	-	-	-	-	-	(981)	(981)	(981)
Net income	-	-	-	-	-	59,998	-	-	59,998	59,998
Comprehensive income for the year ended January 31, 2008										$56,892
BALANCE, JANUARY 31, 2008	111,663,813	$12,397	$591,303	6,533,884	$(24,524)	$(361,663)	-	$(4,425)	$213,088
Exercise of stock options	3,653,650	613	15,842		-	-	-	-	16,455	-
Issuance of ordinary shares under employee stock purchase plan	375,183	64	2,999	-	-	-	-	-	3,063	-
Repurchase of ordinary shares	-	-	-	11,097,315	(91,860)				(91,860)
Retirement of ordinary shares	(16,800,397)	(2,474)	(108,593)	(16,800,397)	111,067	-	-	-	-	-
Stock-based compensation	-	-	6,132	-	-	-	-	-	6,132	-
Tax benefit from non-qualified stock options	-	-	1,494	-	-	-	-		1,494
Unrealized loss on marketable securities, net of tax of $0	-	-	-	-	-	-	-	(23)	(23)	(23)
Unrealized gain on financial derivatives, net of tax effect of ($755)	-	-	-	-	-	-	-	1,132	1,132	1,132
Translation adjustment		-	-	-	-	-	-	3,786	3,786	3,786
Net income	-	-	-	-	-	50,789	-	-	50,789	50,789
Comprehensive income for the year ended January 31, 2009										$55,684
BALANCE, JANUARY 31, 2009	98,892,249	$10,600	$509,177	830,802	$(5,317)	$(310,874)	$—	$470	$204,056

The accompanying notes are an integral part of these consolidated financial statements
.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended January 31,
	2007	2008	2009
	(In thousands)
Cash flows from operating activities:
Net income	$24,153	$59,998	$50,789
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	5,059	5,951	6,132
Depreciation and amortization	6,100	6,935	5,277
Amortization of intangible assets	6,074	16,660	16,415
(Recovery of) provision for bad debts	(589)	237	(130)
Provision (benefit) for income taxes - non-cash	10,073	(33,958)	15,102
Gain on sale of discontinued operations	-	-	(3,386)
Non-cash interest expense	-	735	1,197
Realized loss on sale of assets, net	-	(58)	-
Tax benefit related to exercise of non-qualified stock options	-	(413)	(1,494)
Discontinued operations	-	(1,357)	-
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable	(7,033)	(43,261)	17,006
Prepaid expenses and other current assets	878	884	8,494
Accounts payable	(532)	(2,584)	3,446
Accrued expenses, including long-term	(1,839)	(33,101)	(14,271)
Deferred revenue	7,581	45,490	(6,890)
Net cash provided by operating activities	49,925	22,158	97,687
Cash flows from investing activities:
Purchases of property and equipment	(5,519)	(2,968)	(5,748)
Cash paid for business acquisitions	(2,881)	(261,330)	(250)
Purchases of investments	(91,168)	(18,437)	(19,645)
Maturities of investments	53,585	63,928	32,137
(Deposit) release of restricted cash, net	(15,056)	16,138	173
Cash received from sale of discontinued operations	-	-	6,903
Net cash provided by (used in) investing activities	(61,039)	(202,669)	13,570
Cash flows from financing activities:
Borrowings under long term debt, net of debt financing costs	-	194,133	-
Exercise of stock options	5,360	9,120	16,455
Proceeds from employee stock purchase plan	1,654	2,783	3,063
Principal payment on long term debt	-	(1,000)	(75,616)
Acquisition of treasury stock	-	-	(91,860)
Tax benefit related to exercise of non-qualified stock options	-	413	1,494
Net cash provided by (used in) financing activities	7,014	205,449	(146,464)
Effect of exchange rate changes on cash and cash equivalents	775	2,509	(2,999)
Net (decrease) increase in cash and cash equivalents	(3,325)	27,447	(38,206)
Cash and cash equivalents, beginning of period	51,937	48,612	76,059
Cash and cash equivalents, end of period	$48,612	$76,059	$37,853

Supplemental disclosure of cash flow information:
Cash paid for interest	$279	$10,308	$13,252
Cash paid for income taxes	$2,280	$2,867	$4,550

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

(a)  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

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

(c)  Revenue Recognition

The Company generates revenue primarily from the license of its products, the provision of professional services and from the provision of providing hosting/application service provider (ASP) services.

The Company follows the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9 as well as Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” and SEC Staff Accounting Bulletin No. 104 (SAB No. 104), “Revenue Recognition” to account for revenue derived pursuant to license agreements under which customers license the Company’s products and services. The pricing for the Company’s courses varies based upon the content offering selected by a customer, the number of users within the customer’s organization and the term of the license agreement (generally one, two or three years). License agreements permit customers to exchange course titles, generally on the contract anniversary date. Hosting services, are sold separately for an additional fee. A license can provide customers access to a range of learning products including courseware, Referenceware®, simulations, mentoring and prescriptive assessment.

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

The Company also derives revenue from extranet hosting/ASP services which is recognized on a straight-line basis over the period the services are provided. Upfront fees are recorded as revenue over the contract period.

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

The Company records reimbursable out-of-pocket expenses in both revenue and as a direct cost of revenue, as applicable, in accordance with EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred” (EITF No. 01-14).

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

(d)  Deferred Commissions

The Company employs an accounting policy consistent with guidance provided by the Financial Accounting Standards Board (FASB) Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts” and SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” related to the concept of a direct and incremental relationship between revenue and expense. As such, the Company defers the recognition of commission expense until such time as the revenue related to the arrangement for which the commission was paid is recognized. Unamortized commission expense is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

(e)  Net Income Per Share

Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share,” requires two presentations of earnings per share, “basic” and “diluted.” Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued, calculated using the treasury stock method.

The reconciliation of basic and diluted shares is as follows (in thousands):
	Year Ended January 31,
	2007	2008	2009
Basic weighted average shares outstanding	101,698	104,391	103,870
Effect of incremental diluted shares outstanding	2,542	3,898	3,164
Diluted weighted average common shares outstanding	104,240	108,289	107,034

Approximately 8.5 million, 8.7 million and 2.9 million shares have been excluded from the computation of diluted weighted average shares outstanding as of January 31, 2007, 2008 and 2009, respectively, as they would be anti-dilutive.

(f)  Foreign Currency Translation

Assets and liabilities of the Company’s foreign subsidiaries are translated in accordance with SFAS No. 52, “Foreign Currency Translation.” The reporting currency for the Company is the U.S. dollar (dollar) and the functional currency of the Company’s subsidiaries in the United States, Ireland, the United Kingdom, Canada, Germany, Australia, the Netherlands, France, New Zealand, Singapore and India are the currencies of those countries. The functional currency of the Company’s subsidiaries in the Commonwealth of the Bahamas and the Grand Cayman is the U.S. dollar. In accordance with SFAS No. 52, assets and liabilities are translated to the U.S. dollar from the local functional currency at current exchange rates, and income and expense items are translated to the U.S. dollar using the average rates of exchange prevailing during the year. Gains and losses arising from translation are recorded in other comprehensive income (loss) as a separate component of shareholders’ equity. Foreign currency gains or losses on transactions denominated in a currency other than an entity’s functional currency are recorded in the results of the operations. Gains (losses) arising from transactions denominated in foreign currencies other than an entity’s functional currency were approximately $(0.4) million, $(0.1) million and $0.8 million for the years ended January 31, 2007, 2008 and 2009, respectively, and are included in other income (expense), net in the accompanying consolidated statements of income.

(g)  Cash, Cash Equivalents, Restricted Cash and Short-term Investments

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. At January 31, 2008 and January 31, 2009, cash equivalents consisted mainly of high-grade commercial paper and federal agency notes.

At January 31, 2009, the Company had approximately $3.8 million of restricted cash of which approximately $2.7 million is held voluntarily to defend named former executives and board members of SmartForce PLC for actions arising out of the SEC investigation and litigation related to the 2002 securities class action and approximately $1.1 million is held in certificates of deposits with a commercial bank pursuant to terms of certain facilities lease agreements.

The Company accounts for certain investments in commercial paper, corporate debt securities and federal agency notes in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115). Under SFAS No. 115, securities that the Company does not intend to hold to maturity or for trading purposes are reported at market value, and are classified as available for sale. At January 31, 2008 and 2009, the Company’s investments were classified as available for sale and had an average maturity of approximately 29 and 17 days, respectively

Cash and cash equivalents and available for sale short-term investments as of January 31, 2008 and 2009, respectively, were as follows (in thousands):

2008
Description	Contracted Maturity	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	N/A	$32,576	$-	$-	$32,576
Commercial paper	0-3 months	16,680	-	-	16,680
Federal agency notes	0-3 months	26,800	3	-	26,803
		$76,056	$3	$-	$76,059

Short-term investments:
Commercial paper	4-12 months	7,396	-	-	7,396
Corporate debt securities	4-12 months	4,709	20	-	4,729
Certificates of deposit	4 months	1,400	-	-	1,400
		$13,505	$20	$-	$13,525

2009
Description	Contracted Maturity	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	N/A	$34,653	$-	$-	$34,653
Commercial paper	0-3 months	2,199	1	-	2,200
Federal agency notes	2 months	1,000	-	-	1,000
		$37,852	$1	$-	$37,853

Short-term investments:
Commercial paper	4 months	1,099	-	-	1,099
		$1,099	$-	$-	$1,099

Realized gains and losses and declines in value determined to be other-than-temporary on available-for-sale securities are included in investment income. Gross realized gains totaled approximately $32,000, $107,000, and $7,000 for the years ended January 31, 2007, 2008 and 2009, respectively. Gross realized losses for the years ended January 31, 2007, 2008 and 2009 were nominal. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in other income.

(h)  Property and Equipment

The Company records property and equipment at cost. Depreciation and amortization is charged to operations based on the cost of property and equipment over their respective estimated useful lives on a straight-line basis using the half year convention, as follows:

Estimated Useful Lives
Computer equipment	2 - 3 years
Furniture and fixtures	5 years
Leasehold improvements	Lesser of estimated useful life or life of lease

Expenditures for maintenance and repairs are expensed as incurred. Expenditures for renewals or betterments are capitalized.

(i)  Research and Development Expenses

The Company expenses all research and development costs, which include course content development fees, to operations as incurred, except for costs of internally developed or externally purchased software that qualify for capitalization under SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed” (SFAS No. 86). SFAS No. 86 requires the capitalization of certain computer software development costs incurred after technological feasibility is established. Given the Company’s operations, once technological feasibility of a software product has been established, the additional development costs incurred to bring the product to a commercially acceptable level has not been and is not expected to be significant. No software development costs incurred during fiscal 2007, 2008 and 2009 met the requirements for capitalization in accordance with SFAS No. 86, however developed courseware was added through the acquisition of NETg.

Capitalized software development costs (including acquired software development costs), net of accumulated amortization, were approximately $0.4 million, $5.5 million and $0.3 million as of January 31, 2007, 2008 and 2009, respectively. The Company recognized approximately $4.4 million, $5.4 million and $5.2 million of amortization expense related to capitalized software development costs in the fiscal years ended January 31, 2007, 2008 and 2009, respectively.

The Company enters into agreements with content providers for published content, the Company’s policy is to expense these costs to research and development upon receipt of content.

(j)  Other Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” (SFAS No. 130) requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions, other events and circumstances from non-owner sources. The components of accumulated comprehensive income (loss) as of January 31, 2008 and 2009 are as follows (in thousands):

	Year Ended January 31,
	2008	2009
Unrealized holdings gains	$23	$-
Change in fair value of interest rate hedge, net of tax	(2,080)	(948)
Foreign currency adjustment	(2,368)	1,418
Total accumulated other comprehensive income (loss)	$(4,425)	$470

(k)  Fair Value of Financial Instruments

Financial instruments consist mainly of cash and cash equivalents, derivative financial instrument contracts, investments, restricted cash, accounts receivable and debt. The Company determines fair value for short-term investments based on quoted market values. The carrying amount of accounts receivable is net of an allowance for doubtful accounts, which is based on historical collections and known credit risks. The Company believes the fair value of its variable rate debt approximates its carrying value based on comparable market terms and conditions.

In connection with the acquisition of NETg, the Company entered into an interest rate swap contract that is carried at fair value related to debt assumed in connection with the acquisition.

See Note 11 for further discussion.

(l)  Deferred Financing Costs

The Company amortizes deferred debt financing costs as interest expense over the terms of the underlying obligations using the effective interest method.

(m)  Derivative Financial Instruments

The Company recognizes all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The Company classifies cash inflows and outflows from derivatives within net income on the statement of cash flows.

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

(n)  Concentrations of Credit Risk and Off-Balance-Sheet Risk

For the years ended and as of January 31, 2007, 2008 and 2009, no customer individually comprised greater than 10% of total revenue or accounts receivable.

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

(o)  Amortization and Impairment of Goodwill and Intangible Assets

The Company records intangible assets at cost and amortizes its finite-lived intangible assets including customer contracts and internally developed software. The Company reviews intangible assets subject to amortization at least annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in remaining useful life. Conditions that would indicate an impairment and trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, or an adverse action or assessment by a regulator. In addition, the Company reviews its indefinite-lived intangible assets at least annually for impairment and reassesses their classification as indefinite-lived assets.

The Company tests goodwill during the fourth quarter of each year for impairment, or more frequently if certain indicators are present or changes in circumstances suggest that an impairment may exist. When conducting its annual goodwill impairment test, the Company utilizes the two-step approach prescribed under SFAS No. 142, “Goodwill and Other Intangible Assets.”

The Company performed its annual impairment review during the fourth quarter of fiscal 2009 and determined that there was no impairment of goodwill.

(p)  Restructuring Charges

The Company accounts for its restructuring activities under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146). SFAS No. 146 states that a liability related to exit or disposal activity should be recognized at fair value in the period in which it is incurred. Costs covered by SFAS No. 146 include, but are not limited to, the following: (1) one-time involuntary termination benefits provided to employees under the terms of a benefit arrangement that, in substance, are not an ongoing benefit arrangement or a deferred compensation contract, (2) certain contract termination costs, including operating lease termination costs and (3) other associated costs. As such, when the Company identifies restructuring charges that fulfill the requirements identified in SFAS No. 146, it records the charges in its statement of operations.

 (q)  Merger and Integration Related Costs

Certain former NETg employees continued employment during a transition period and certain former NETg facilities to be vacated were used as the Company transitioned operations to other locations. These costs were expensed as incurred and included in merger and integration related expenses in the accompanying statements of income.

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

Significant management judgments and assumptions are required in determining the fair value of acquired assets and liabilities, particularly acquired intangible assets. The valuation of purchased intangible assets is based upon estimates of the future performance and cash flows from the acquired business. The Company uses the income approach to determine the estimated fair value of certain other identifiable intangible assets including developed technology, customer relationships and tradenames. This approach determines fair value by estimating the after-tax cash flows attributable to an identified asset over its useful life and then discounting these after-tax cash flows back to a present value. Developed technology represents patented and unpatented technology and know-how. Customer contracts and relationships represent established relationships with customers, which provides a ready channel for the sale of additional content and services. Tradenames represent acquired product names that the Company intends to continue to utilize.

(s)  Advertising Costs

Costs incurred for production and communication of advertising initiatives are expensed when incurred. Advertising expenses amounted to approximately $0.4 million, $0.8 million, and $0.6 million for the fiscal years ended January 31, 2007, 2008 and 2009, respectively.

(t)  Accounting for Share-Based Compensation
The Company has several share-based compensation plans under which employees, officers, directors and consultants may be granted options to purchase the Company’s ordinary shares, generally at the market price on the date of grant.

The Company accounts for share-based compensation expense in accordance with SFAS No. 123(R), “Accounting for Stock-Based Compensation” (SFAS 123(R)). Under SFAS 123(R), share-based compensation expense reflects the fair value of share-based awards measured at the grant date and recognized over the relevant service period. The Company uses the Black-Scholes option pricing model to estimate the fair value of share option grants. The Black-Scholes option pricing model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield. The Company recognizes share-based compensation expense on a straight-line basis over the service period of the award, which is generally four years.

(u)  Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (SFAS No. 141(R)). SFAS No. 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) is effective for the Company for any business combinations for which the acquisition date is on or after February 1, 2009, with early adoption prohibited. The adoption of SFAS 141(R) will have an impact on the Company’s accounting for business combinations occurring on or after the adoption date, but the effect will be dependent on the acquisitions at that time.

 In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for the Company in fiscal 2010, with early adoption prohibited. Adoption of SFAS No. 160 is not expected to have a material impact on the Company’s financial position or results of operations when it becomes effective.

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

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSB 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142’s entity-specific factors. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2009. Adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements when it becomes effective.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the U.S. SFAS 162 is effective 60 days following the SEC approval of Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not anticipate that SFAS 162 will have a material impact on the Company’s financial statements.

 (v)  Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109). SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109,” which clarified the accounting for uncertainty in income taxes recognized in an enterprise's financial statement in accordance with SFAS No. 109.

FIN No. 48 requires that a tax position must be more likely than not to be sustained before being recognized in the financial statements. The interpretation also requires the accrual of interest and penalties as applicable on unrecognized tax positions. The Company adopted the provisions of FIN 48 on February 1, 2007.

(w)  Prior Year Financial Statement Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statements to conform with current year presentation.

(3)  Acquisitions

Fiscal 2008 Transactions:

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

In addition, the Company paid direct transaction costs related to this acquisition of $7.3 million. The Company paid the purchase price in cash, which was financed through available cash balances and bank financing of approximately $200 million. The components of the consideration paid are as follows (in thousands):

Cash paid	$254,737
Transaction cost incurred	7,288
Total purchase price	$262,025

The final allocation of the total purchase price of NETg’s assets acquired and net tangible and identifiable intangible assets as of January 31, 2009 is as follows (in thousands):

Total
Current assets	$37,869
Deferred tax asset	10,194
Property and equipment	1,470
Goodwill	225,654
Amortizable intangible assets	43,050
Current liabilities*	(30,727)
Deferred revenue	(25,485)
Total	$262,025
____________
*      Includes exit costs of $12.5 million.

Adjustments made to our preliminary purchase price allocation as of May 14, 2007 primarily consisted of changes in estimates and post closing purchase price adjustments.

Intangible assets and their estimated useful lives consist of the following (in thousands):

			Accumulated
			Amortization as of	Net Book Value as of
	Ascribed		January 31,	January 31,
Description	Fair Value	Life	2009	2009
Non-compete agreement	$6,900	2.5 years	$(4,830)	$2,070
Trademark/tradename	2,700	2 years	(2,363)	337
Developed software/courseware	9,950	1.5 years	(9,950)	-
Customer contractual relationships	1,000	1 year	(1,000)	-
Customer non-contractual relationships	22,500	4 years	(12,700)	9,800
	$43,050		$(30,843)	$12,207

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

Goodwill is subject to review for impairment annually and when there are any interim indicators of impairment. The Company performs its goodwill impairment tests as of November 1st each year.

The Company assumed certain liabilities in the acquisition including deferred revenue that was ascribed a fair value of $25.5 million using a cost-plus profit approach in accordance with EITF No. 01-03, “Accounting in a Business Combination for Deferred Revenue of an Acquiree.” The Company amortized deferred revenue over the average remaining term of the contracts, which reflects the estimated period to satisfy these customer obligations. In allocating the purchase price, the Company recorded an adjustment to reduce the carrying value of NETg’s deferred revenue by $22.2 million, which was fully amortized as of January 31, 2009.

In connection with the acquisition, the Company’s management approved and initiated plans to integrate NETg into its operations and to eliminate redundant facilities and headcount, reduce cost structure and better align operating expenses with existing economic conditions, business requirements and the Company’s operating model. In accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (EITF No. 95-3) the Company has accrued for certain liabilities incurred directly related to the NETg acquisition and accounted for those in the allocation of the purchase price. The items accounted for in accordance with EITF Issue No. 95-3 primarily relate to severance related costs incurred in association with workforce reductions and totaled approximately $8.9 million for employee separation costs for approximately 360 employees. The Company also estimated a liability of $1.8 million representing the estimated fair value of abandoned lease obligations. The Company estimated a liability of $0.2 million and $0.5 million for NETg content re-branding and legal and outplacement services, respectively. All amounts accrued under EITF No. 95-3 in relation to the NETg acquisition were paid as of January 31, 2009.

Supplemental Pro-Forma Information (Unaudited)

The Company has concluded that the NETg acquisition represents a material business combination. The following unaudited pro forma information presents the consolidated results of operations of the Company and NETg as if the acquisition had occurred on February 1, 2007, with pro forma adjustments to give effect to amortization of intangible assets, an increase in interest expense on acquisition financing and certain other adjustments (in thousands, except per share data):

	Year Ended January 31,
	2007	2008
Revenue	$284,162	$343,723
Net income	(44,962)	15,497
Net income per share - basic	$(0.44)	$0.15
Net income per share - diluted	$(0.44)	$0.14

The unaudited pro forma results are not necessarily indicative of the results that the Company would have attained had the acquisition of NETg occurred at the beginning of the periods presented.

(b) Targeted Learning Corporation

On February 9, 2007, the Company acquired the assets of Targeted Learning Corporation (TLC), an on-line video library business, for approximately $4.6 million in cash plus liabilities assumed of $0.8 million. The acquisition resulted in tangible assets acquired of approximately $1.0 million and an allocation of the purchase price to goodwill and identified intangible assets of $3.3 million and $0.9 million, respectively. The acquisition of TLC was accounted for as a business combination under SFAS No. 141, “Business Combinations” using the purchase method. Accordingly, the results of TLC have been included in the Company’s consolidated financial statements since the date of acquisition.

As part of the purchase price allocation, all intangible assets that were a part of the acquisition were identified and valued. It was determined that only contractual customer relationships, trade name and developed software had separately identifiable values.

Intangible assets and their estimated useful lives consist of the following (in thousands):

			Accumulated
			Amortization as of	Net Book Value as of
	Ascribed		January 31,	January 31,
Description	Fair Value	Life	2009	2009
Trademark/tradename	$20	2 years	$(20)	$-
Developed software/courseware	510	4 years	(255)	255
Customer contractual relationships	330	3 years	(220)	110
	$860		$(495)	$365

Values and useful lives assigned to intangible assets were determined using management’s estimates. The Company concluded that the acquisition of TLC does not represent a material business combination and therefore no pro forma financial information has been provided herein.

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

The following table reflects supplemental cash flow investing activities related to the acquisitions of TLC and NETg (in thousands):

Business Acquisitions, Net of Cash Acquired:
Fair value of tangible assets acquired	$50,553
Liabilities assumed	(57,050)
Cost in excess of fair value (goodwill)	229,229
Fair value of acquired identifiable intangible assets	43,910
$266,642
Less cash acquired	2,181
Net cash paid for acquisitions*	$264,461

*Includes $2.9 million and $0.3 million paid for acquisition costs in the fiscal year ended January 31, 2007 and 2009, respectively.

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

Pursuant to this restructuring, the Company recorded $12.5 million of costs related to severance and related benefits, costs to vacate leased facilities and other pre-Acquisition liabilities. These costs were accounted for under EITF No. 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations” (EITF No. 95-3). These costs, which were recognized as a liability assumed in the purchase business combination, were included in the allocation of the purchase price.

The reductions in employee headcount totaled approximately 360 employees from the administrative, sales, marketing and development functions, and amounted to a liability of approximately $8.9 million, which was paid against the exit plan accrual through January 31, 2009.

In connection with the exit plan, the Company abandoned certain leased facilities resulting in a facilities consolidation liability of $1.8 million, which was paid as of January 31, 2009, consisting of lease termination costs, broker commissions and other facility costs. As part of the plan, two sites were vacated. The fair value of the lease termination costs was calculated with certain assumptions related to the Company’s estimated cost recovery efforts from subleasing vacated space, including (i) the time period over which the property will remain vacant, (ii) the sublease terms and (iii) the sublease rates.

In connection with the SmartForce Merger, the Company’s management effected a restructuring to eliminate redundant facilities and headcount, reduce the cost structure of the business and better align the Company’s operating expenses with existing economic conditions. Pursuant to this restructuring, the Company recorded $30.3 million of costs in 2002 relating to exiting activities of pre-Merger SmartForce PLC such as severance and related benefits, costs to vacate leased facilities and other pre-Merger liabilities. These costs were accounted for under EITF No. 95-3. These costs, which were recognized as a liability assumed in the purchase business combination, were included in the allocation of the purchase price and increased goodwill.

The reductions in employee headcount totaled approximately 632 employees from the administrative, sales, marketing and development functions, and amounted to a liability of approximately $14.5 million in 2002. This liability was paid out against the exit plan accrual through January 31, 2009.

In connection with the exit plan, the Company abandoned or downsized certain leased facilities resulting in a facilities consolidation liability of $12.7 million as of January 31, 2003, consisting of sublease losses, broker commissions and other facility costs. As part of the plan, 11 sites were vacated and 4 sites were downsized. To determine the sublease loss, which is the loss after the Company’s estimated cost recovery efforts from subleasing vacated space, certain assumptions were made related to the (1) time period over which the property will remain vacant, (2) sublease terms and (3) sublease rates. The lease loss is an estimate under SFAS No. 5 “Accounting for Contingencies” (SFAS No. 5). In the year ended January 31, 2004, the Company revised certain of its estimates made in connection with the original purchase price pertaining to unoccupied facilities under lease as a result of the SmartForce Merger. This adjustment to the exit plan accrual fell within the one year purchase price allocation period prescribed by SFAS No. 141 “Business Combinations” (SFAS No. 141). In the fiscal years ended January 31, 2006 and 2007, the Company again revised certain of its estimates made in connection with the original purchase price pertaining to unoccupied facilities under lease as a result of the SmartForce Merger. This adjustment to the exit accrual fell outside the one year purchase price allocation period and was charged to restructuring and is included in the statement of operations. The net present value of the obligation under this exit plan, as adjusted, was approximately $15.3 million, of which $1.6 million remains.

Activity in the Company’s merger and exit costs and long-term liabilities related to the NETg acquisition and the SmartForce Merger, was as follows (in thousands):

	EMPLOYEE SEVERANCE AND RELATED COSTS	CLOSEDOWN OF FACILITIES	OTHER	TOTAL
Merger and exit accrual January 31, 2007	$878	$2,278	$121	$3,277
Payments made during the year	(7,993)	(1,282)	(328)	(9,603)
Adjustment to provision for merger and exit costs in connection with the acquisition of NETg	8,761	1,957	1,753	12,471
Adjustment to provision for merger and exit costs in connection with the SmartForce merger	-	271	(176)	95
Merger and exit accrual January 31, 2008	$1,646	$3,224	$1,370	$6,240
Payments made during the year	$(959)	$(1,851)	$(207)	$(3,017)
Adjustment to provision for merger and exit costs in connection with the acquisition of NETg	212	(45)	(1,086)	(919)
Adjustment to provision for merger and exit costs in connection with the SmartForce merger	(899)	266	-	(633)
Merger and exit accrual January 31, 2009	$-	$1,594	$77	$1,671

Long-term obligation	$-	$1,189	$-	$1,189
Current obligation	$-	$405	$77	$482

Other merger accruals primarily include payments under operating equipment leases, content rebranding and legal costs.

The Company anticipates that the remainder of the merger and exit accrual will be paid out by October 2011 as follows (in thousands):

Year Ended January 31, 2010	$482
Year Ended January 31, 2011	1,189
Total	$1,671

(b)	Discontinued Operations

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

NETg Press

On October 26, 2007, the Company entered into an Asset Purchase Agreement pursuant to which it agreed to sell to AXZO Press LLC the NETg Press assets. The Company classified the NETg Press business as discontinued operations in the second quarter of fiscal 2008. The Company received a note receivable for the sales price, subject to discounts for pre-payment. The note receivable was valued at $3.5 million at the time of divestiture, reflecting uncertainty relating to the buyer’s ability to repay the note in full in accordance with its terms.

Since the NETg Press operations were acquired through the acquisition of NETg, its carrying value was adjusted to its fair value. When NETg Press was classified as held for sale, the assets and liabilities were recorded at fair value less costs to sell the business. At the time of the agreement with AXZO Press, the fair value of these assets and liabilities were adjusted to equal expected proceeds from the sale of the business. This refinement to the fair value estimate was recorded as a purchase accounting adjustment to goodwill and therefore no gain or loss was recorded in the operations for the period ended January 31, 2008.

The continuing cash flows were attributable to payments toward the note receivable and potential inventory reseller revenue cash flows. Based upon the Company’s assessment of the criteria in SFAS No. 144 and EITF No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations" (EITF No. 03-13), the Company concluded that continuing involvement with the disposed component does not constitute significant continuing involvement.

In the second quarter of fiscal 2009, the note receivable was paid in full, resulting in a pre-tax gain of $3.4 million, representing amounts received in excess of the carrying value of the note receivable at that time.

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

The continuing cash flows are attributable to customer contracts retained by the Company and potential earn out payments for three years from the date of the sale. Based upon the Company’s assessment of the criteria in SFAS No. 144 and EITF No. 03-13, "Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations" (EITF No. 03-13), the Company concluded that these cash flows are not direct cash flows of the disposed component and continuing involvement with the disposed component does not constitute significant continuing involvement.

As of January 31, 2009, the Company has not received any additional cash proceeds from the sale of Financial Campus.  If the Company receives any future earnout payments they will be classified as gain from discontinued operations.

Interact Now

The Company determined it would not be feasible to sell the Interact Now business line and the Company abandoned that business.

Wave

The Company exited the Wave business in October 2007. There are no continuing incoming or outgoing cash flows following the period in which the Company exited this business.

The summarized discontinued operations results for the fiscal years ended January 31, 2008 and 2009 are as follows (in thousands):

	Year Ended January 31,
	2008	2009
Revenue from discontinued operations	$7,226	$172
Income from discontinued operations before income tax	451	3,193
Income tax provision	181	1,281
Income from discontinued operations	$270	$1,912

The income from discontinued operations before income tax for the fiscal year ended January 31, 2009 primarily consists of a $3.4 million gain resulting from proceeds received during the second quarter of fiscal 2009 from the Company’s sale of the assets related to the NETg Press business in October 2007, offset by a $0.2 million loss from discontinued operations.

(c)	Restructuring

On January 19, 2009, the Company committed to a reduction in force with respect to approximately 120 employees in the U.S., Ireland and the United Kingdom. The decision was based on a review of various cost savings initiatives undertaken in connection with the development of the Company’s budget and operating plan for fiscal 2010. The Company recorded a $1.5 million restructuring charge for the fiscal year ended January 31, 2009, which is included in the statement of income as restructuring. Substantially all of this charge represents the severance cost of terminated employees.

Activity in the Company’s restructuring accrual was as follows (in thousands):

	Employee Severance and Related Costs	Contractual Obligations	Total
Total restructuring accrual as of January 31, 2007	$88	$1,333	$1,421
Payments and write downs made during the year	(122)	(372)	(494)
Restructuring provision	34	-	34
Total restructuring accrual as of January 31, 2008	-	961	961
Restructuring provision	1,523	-	1,523
Payments and write downs made during the year	(411)	(961)	(1,372)
Total restructuring accrual as of January 31, 2009	$1,112	$-	$1,112

Long-term obligation	$-	$-	$-
Current obligation	$1,112	$-	$1,112

The net restructuring charges for the fiscal years ended January 31, 2007, 2008 and 2009 would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities (in thousands):

	Year Ended January 31,
	2007	2008	2009
Cost of revenues	$-	$-	$138
Research and development	(226)	-	645
Selling and marketing	53	34	535
General and administrative	22	-	205
Exit related restructure	177	-	-
Total	$26	$34	$1,523

The Company anticipates that the remainder of the restructuring accrual will be paid out in fiscal 2010.

(5)  Goodwill and Intangible Assets

Intangible assets are as follows (in thousands):

	January 31, 2008			January 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Internally developed software/ courseware	$38,717	$33,259	$5,458	$38,717	$38,462	$255
Customer contracts	36,848	19,846	17,002	36,848	26,938	9,910
Non-compete	6,900	2,070	4,830	6,900	4,830	2,070
Trademarks and trade names	2,725	1,028	1,697	2,725	2,388	337
Books trademark	900	-	900	900	-	900
	$86,090	$56,203	$29,887	$86,090	$72,618	$13,472

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

Amortization expense related to the existing intangible assets is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2010	$8,245
2011	3,712
2012	615
Total	$12,572

Trademarks of $0.9 million relating to Books24X7 are considered indefinite-lived and accordingly no amortization expense is recorded.

Goodwill is as follows (in thousands):

Gross carrying amount of goodwill, January 31, 2008	$256,196
Payment of contingent purchase price of Targeted Learning Corporation	250
Adjustments to allocation of purchase price for NETg acquisition	805
Utilization of acquired tax benefits	(18,701)
Gross carrying amount of goodwill, January 31, 2009	$238,550

The change in goodwill at January 31, 2009 from the amount recorded at January 31, 2008 was due primarily to the release of a valuation allowance offsetting net operating loss carryforwards attributed to the Company’s Ireland operations. The Company anticipates full utilization of these tax benefits. Partially offsetting the recognition of acquired tax benefits are adjustments to the allocation of purchase price for the acquisition of NETg from the Thomson Corporation on May 14, 2007.

(6)  Related Party Transactions

In connection with the NETg acquisition, the Company paid a special bonus of $0.5 million to one of the members of its Board of Directors for his assistance in negotiating and completing the transaction. This bonus payment is included in general and administrative expense in the accompanying statements of income for the fiscal year ended January 31, 2008.

(7)  Income Taxes

Income from continuing operations before provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended January 31,
	2007	2008	2009
Ireland	$1,526	$6,236	$8,128
United States	29,296	20,476	54,437
Rest of World	5,282	1,429	5,271
	$36,104	$28,141	$67,836

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended January 31,
	2007	2008	2009
Current:
Ireland	$-	$-	$-
United States	3,158	2,966	4,884
Rest of World	832	580	1,323
	$3,990	$3,546	$6,207

Deferred:
Ireland	$183	$-	$(5,095)
United States	7,778	(35,206)	17,816
Rest of World	-	73	31
	$7,961	$(35,133)	$12,752
Tax provision	$11,951	$(31,587)	$18,959

Net deferred tax assets and liabilities consist of the following (in thousands):

	January 31,
	2008	2009
Current:
Net operating loss carryforwards	$11,473	$24,417
Nondeductible expenses and reserves	2,261	1,395
Interest rate swap	-	632
	13,734	26,444

Non-current:
Net operating loss carryforwards	$95,302	$56,132
Tax credits	2,459	3,932
Intangibles	8,884	12,596
FAS123 (R) compensation	4,143	4,890
Nondeductible expenses and reserves	4,791	673
Interest rate swap	1,386	-
	116,965	78,223
Total current and non-current	130,699	104,667
Less - valuation allowance	(29,357)	-
	$101,342	$104,667

Deferred Taxes

Under SFAS No. 109 “Accounting for Income Taxes,” the Company recognizes a net deferred tax asset for future benefit of tax loss and tax credit carryforwards to the extent that it is “more likely than not” that these assets will be realized. In evaluating the Company’s ability to recover these deferred tax assets, the Company considers all available positive and negative evidence, including its past operating results, the existence of cumulative income in the most recent years, changes in the business, its forecast of future taxable income and the availability of tax planning strategies. In determining future taxable income, the Company is responsible for assumptions utilized including the amount of pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Based on results of operations for the fiscal years ended January 31, 2007, 2008 and 2009 and anticipated future profit levels, the Company believes that its deferred tax assets relating to its net operating loss carryforwards are more likely than not to be realized. Accordingly, in the fiscal year ended January 31, 2008 and 2009, the Company reversed approximately $95.9 million and $23.1 million, respectively of valuation allowance on net operating loss carryforwards and other net deferred tax assets, which will more likely than not be realized in future periods. In fiscal 2008, the Company recognized the benefits of (i) $99.3 million of net operating loss carryforwards and other net deferred tax assets attributed to the Company’s U.S. operations, resulting in a $41.4 million reduction to the provision for income taxes and (ii) $148.4 million of net operating loss carryforwards acquired in the SmartForce merger and the purchase of Books24x7, resulting in a $54.5 million reduction to goodwill. In fiscal 2009, the Company recognized the benefits of (i) $40.4 million of net operating loss carryforwards attributed to the Company’s operations in Ireland, resulting in a reduction to the provision for income taxes of $5.1 million and (ii)$149.8 million of acquired Irish net operating loss carryforwards resulting in an $18.0 million reduction to goodwill.

As of January 31, 2009, the Company has recorded a deferred tax asset in the amount of $104.7 million comprised of $57.6 million of U.S. NOL carryforwards and $23.7 million of other U.S. related net deferred tax assets, $23.1 million of Irish NOL carryforwards and $0.3 million of tax timing differences in Canada. Additionally, in accordance with SFAS No. 123(R), the Company reduces its deferred tax asset and valuation allowance by the unrealized excess tax benefit attributable to stock options.

The Company considers the excess of its financial reporting over its tax basis in its investment in foreign subsidiaries essentially permanent in duration and as such has not recognized a deferred tax liability related to this difference.

A reconciliation of the Irish statutory rate to the Company’s effective tax rate is as follows:

	January 31,
	2007	2008		2009
Income tax provision at Irish statutory rate	12.5%	12.5%		12.5%
Increase (decrease) in tax resulting from:
U.S. state tax provision, net of U.S. federal benefit	6.5	6.3		4.1
Foreign rate differential, primarily U.S.	17.2	16.8		17.3
Nondeductible items	2.9	2.8		1.7
Other	0.0	0.6		0.5
Change in valuation allowance	(6.0)	(151.2)		(8.1)
Effective tax rate	33.1%	(112.2	) %	28.0%

The Company recorded a total provision for income taxes in 2007 of $12.0 million, influenced by the use of acquired tax assets, the benefit of which were realized through reductions to goodwill and income generated in foreign countries which cannot be offset by loss carryforwards. For the fiscal year ended January 31, 2008, the Company recorded a tax benefit from continuing operations of $31.6 million, primarily related to a deferred income tax benefit of $42.6 million associated with the Company’s change in valuation allowance. For the fiscal year ended January 31, 2009, the Company recorded a tax provision of $19.0 million, influenced by a deferred income tax benefit of $5.1 million associated with the Company’s change in valuation allowance.

As of January 31, 2009, the Company has $404.4 million and $3.9 million in net operating loss and tax credit carryforwards, respectively which are available to reduce future income taxes payments, if any. Approximately $190.2 million of these carryforwards are not subject to expiration while the remainder of $214.2 million, if not utilized, will expire at various dates through the year ending January 31, 2025.

Included in the consolidated carryforward totals, are $214.2 million of U.S. federal net operating loss carryforwards and $190.2 million of Irish net operating loss carryforwards. These NOL carryforwards represent the gross carrying value of the operating loss carryforwards.

Tax credit carryforwards of $3.9 million relate to U.S. federal taxes.

Included in the $214.2 million of U.S. federal net operating carryforwards is $114.7 million (which reflects $20.5 million used in the current period) of U.S NOL carryforwards that were acquired in the SmartForce Merger and the purchase of Books24x7, $44.1 of U.S. NOL carryforwards  that relate to our operations and $55.4 million of NOL carryforwards resulting from disqualifying dispositions. The Company will realize the benefit of the disqualifying disposition losses through increases to shareholders’ equity in the periods in which the losses are utilized to reduce tax payments.

Included in the $190.2 million of Irish net operating loss carryforwards is $149.8 million (which reflects $8.1 million used in the current period) of NOL carryforwards which were acquired in the SmartForce Merger and $40.4 million of NOL carryforwards that relate to our Irish operations.

The Company completed several financings since its inception and has incurred ownership changes as defined under Section 382 of the Internal Revenue Code. The Company completed an analysis of these changes and does not believe that the changes will have a material impact on its ability to use its net operating loss and tax credit carryforwards.

Effective February 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The Company had gross unrecognized tax benefits and related accrued interest and penalties of $2.6 million at January 31, 2008 that, if recognized, $0.9 million would affect the Company’s effective tax rate. At January 31, 2009, the Company’s unrecognized tax benefits and related accrued interest and penalties totaled $3.1 million, all of which, if recognized, would affect the Company’s effective tax rate. The increase in unrecognized tax benefits, at January 31, 2009 as compared to January 31, 2008, which if recognized would impact our effective tax rate, is due to the adoption of FASB Statement No. 141(R) - Business Combinations as of February 1, 2009. FASB Statement No. 141(R) requires that the Company recognize changes in acquired income tax uncertainties (applied to acquisitions before and after the adoption date) as income tax expense or benefit. The Company anticipates that in the next twelve months the liability for unrecognized tax benefits for certain tax positions could decrease by as much as $0.7 million due to settlement with various tax authorities. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. The Company had $0.7 million accrued for interest and penalties at January 31, 2009. The total amount of interest and penalties recognized in the consolidated statement of income for the fiscal year ended January 31, 2009 was $0.5 million.

The following table sets forth a reconciliation of the beginning and ending amounts of unrecognized tax benefits (in thousands):

	January 31,
	2008	2009
Unrecognized tax benefits	1,959	$2,290
Increases for tax positions taken during the current period	201	423
Increases for tax positions taken during a prior period	706	773
Decrease related to settlements	(576)	(14)
Increases (decreases) resulting from the expiration of statute of limitations	-	(1,127)
Unrecognized tax benefits	$2,290	$2,345

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

(8)  Commitments and Contingencies

(a) Leases

The Company leases its facilities and certain equipment and furniture under operating lease agreements that expire at various dates through 2023. Included in the accompanying statements of income is rent expense for leased facilities and equipment of approximately $3.6 million, $5.4 million, and $4.6 million for the fiscal years ended January 31, 2007, 2008 and 2009, respectively.

None of the Company’s operating leases contain contingent rent provisions. The amortization period for all leasehold improvements is the lesser of the estimated useful life of the assets or the related lease term.

Future minimum lease payments under the operating lease agreements are approximately as follows (in thousands):

	Facilities	Other	Total
Fiscal year ended January 31:
2010	$3,527	$172	$3,699
2011	2,654	118	2,772
2012	1,948	30	1,978
2013	1,744	2	1,776
2014	718	-	718
	$10,621	$322	$10,943

(b) Litigation

SEC Investigation

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

(c) Delinquent Foreign Filings

The Company operates in various foreign countries through subsidiaries organized in those countries. Due to the restatement of the historical SmartForce statutory financial statements, some of the subsidiaries were delayed in filing their audited financial statements and have been delayed in filing their tax returns in their respective jurisdictions. As a result, some of these foreign subsidiaries may be subject to regulatory restrictions, penalties and fines. The Company does not believe such restrictions, penalties and fines, if any, would have a material impact on the financial statements.

(9)  Shareholders’ Equity

(a)	ADS Repurchase Program

On April 8, 2008, the Company’s shareholders approved a program for the repurchase by the Company of up to an aggregate of 10,000,000 ADSs. On September 24, 2008, the Company’s shareholders approved an increase in the number of shares that may be repurchased under the program to 25,000,000 and an extension of the repurchase program until March 23, 2010. As of January 31, 2009, 13,902,685 shares remain available for repurchase, subject to certain limitations, under the shareholder approved repurchase program.

During the fiscal year ended January 31, 2009, the Company repurchased a total of 11,097,315 shares for a total purchase price, including commissions, of $91.9 million. The Company retired 16,800,397 shares during the fiscal year ended January 31, 2009, including 6,533,884 shares repurchased in prior fiscal years. As of January 31, 2009, 830,802 of the repurchased shares have not been retired or canceled and are held as treasury shares at cost; the Company intends to retire these shares in the near future.

(b)	Share Based Compensation

The Company currently has two share-based compensation plans, the 2001 Outside Director Option Plan (the Outside Director Plan) and the 2002 Stock Incentive Plan (the 2002 Plan), under which employees, officers, directors and consultants may be granted options to purchase the Company’s ordinary shares, generally at the market price on the date of grant.

The Plans are administered by the Compensation Committee of the Board of Directors (the Committee). Under the Outside Director Plan, all outside directors of the Company are eligible to receive option grants upon appointment to the Board of Directors and each subsequent year thereafter. All grants of options under the Outside Director Plan are automatic and nondiscretionary and are made strictly in accordance with the provisions of the plan. The exercise price of option grants under the Outside Director Plan is the closing sales price for such shares (or the closing bid, if no sales were reported) as quoted on such exchange or system on the date of grant (or for the most recent trading day). The options granted generally vest over one year and have a term of ten years.

Under the 2002 Plan all employees, inside directors and consultants are eligible to receive incentive share options or non-statutory share options. Share purchase rights may also be granted under the plan. The options generally vest over four years and have a term of seven years. Options under the Plans generally expire not later than 30 to 90 days following termination of employment or service or twelve months following an optionees’ death or disability.

In connection with the SmartForce Merger on September 6, 2002, the Company assumed the SmartForce plans, which included the 1994 Share Option Plan (the 1994 Plan) and the 1996 Supplemental Stock Plan (the 1996 Plan).

These SmartForce Plans along with the following legacy SkillSoft plans, the Book24x7.com, Inc. 1994 Stock Option Plan (the Books Plan), 1998 Stock Incentive Plan (the 1998 Plan) and the 2001 Stock Incentive Plan (the 2001 Plan), (collectively the Previous Plans) exist solely to satisfy outstanding options previously granted under these plans.

A total of 49,672,609 shares were authorized under these plans, of which 2,065,138 shares were available for grant from the 2002 Plan and the Outside Director Plan at January 31, 2009.

All stock option activity under the Plans for the fiscal year ended January 31, 2009 is as follows:

	Shares	Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
					(In Thousands)
Outstanding, January 31, 2008	16,630,763	$0.11 - $42.88	$7.05	4.76	$51,072
Granted	415,000	0.14 - 10.95	3.11
Exercised	(3,653,650)	0.11 - 10.67	4.50
Forfeited	(77,501)	5.99 - 10.90	9.29
Expired	(290,456)	0.11 - 31.50	11.28
Outstanding, January 31, 2009	13,024,156	0.14 - 42.88	$7.54	3.91	16,075
Exercisable, January 31 , 2009	9,982,162	0.25 - 42.88	$8.02	3.66	12,310
Vested and Expected to Vest, January 31, 2009(1)	12,633,768		$7.60	3.90	15,383
Exercisable, January 31 , 2008	12,335,123	$0.11 - $42.88	$7.23
__________

(1)
This represents the number of vested options as of January 31, 2009 plus the number of unvested options as of January 31, 2009 that are expected to vest as adjusted to reflect an estimated forfeiture rate of 12.9%. The Company recognizes expense incurred under SFAS 123(R) on a straight line basis. Due to the Company’s vesting schedule, expense is incurred on options that have not yet vested but which are expected to vest in a future period. The options for which expense has been incurred but have not yet vested are included above as options expected to vest.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the shares on January 31, 2009 of $7.10 and the exercise price of each in-the-money option outstanding) that would have been realized by the option holders had all option holders exercised their options on January 31, 2009.

The weighted average grant date fair value of options granted during the fiscal ended January 31, 2009 was $4.97 per share. The total intrinsic value of options exercised during the fiscal year ended January 31, 2008 and 2009 was approximately $6.9 million and $21.8 million, respectively.

The following table summarizes certain information relating to the outstanding and exercisable options as of January 31, 2009:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 0.14 - $ 3.99	1,007,835	3.31	$2.45	742,835	$3.27
$ 4.06 - $ 4.06	1,759,024	3.54	4.06	1,759,024	4.06
$ 4.07 - $ 5.99	1,264,778	4.06	5.69	967,266	5.59
$ 6.09 - $ 6.38	1,329,188	2.78	6.34	1,325,021	6.34
$ 6.41 - $ 6.41	4,697,556	4.84	6.41	2,397,554	$6.41
$ 6.62 - $11.60	1,289,259	4.04	10.11	1,113,946	10.38
$12.10 - $34.25	1,672,516	2.77	17.70	1,672,516	17.70
$42.88 - $42.88	4,000	1.71	42.88	4,000	$42.88
$ 0.14 - $42.88	13,024,156	3.91	$7.54	9,982,162	$8.02

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options prior to and after adopting SFAS 123(R). The estimated fair value of employee share options is amortized to expense using the straight-line method over the vesting period. The weighted average information and assumptions used for the grants were as follows:

	Year Ended January 31,
	2007	2008	2009
Risk-free interest rates	4.41-5.03%	3.25-4.93%	1.39-2.93%
Expected dividend yield	-	-	-
Volatility factor	60%	60%	39-56%
Expected lives	4 years	4 years	2.34-4.0 years
Weighted average fair value of options granted	$3.16	$4.69	$4.97
Weighted average remaining contractual life of options outstanding	5.47 years	4.76 years	3.91 years

The Company’s assumed dividend yield of zero is based on the fact that it has never paid cash dividends and has no present intention to pay cash dividends. The expected share-price volatility assumption used by the Company has been based on a blend of implied volatility in conjunction with calculations of the Company’s historical volatility determined over a period commensurate with the expected life of its option grants. The implied volatility is based on exchange traded options of the Company’s share. The Company believes that using a blended volatility assumption will result in the best estimate of expected volatility. The assumed risk-free interest rate is the U.S. Treasury security rate with a term equal to the expected life of the option. The assumed expected life is generally four years, which is based on company-specific historical experience. With regard to the estimate of the expected life, the Company considers the exercise behavior of past grants and the pattern of aggregate exercises. The Company looked at historical option grant cancellation and termination data in order to determine its assumption of forfeiture rate, which was 12.9% as of January 31, 2009.

As of January 31, 2009, there was $10.5 million of compensation expense related to non-vested share awards that is expected to be recognized over a period of 3.67 years and a weighted-average period of 1.82 years.

SFAS 123(R) requires the cash flows resulting from excess tax benefits related to share compensation to be classified as cash flows from financing activities when realized. Excess tax benefits from the exercise of share options, classified as a cash flow from financing activities, were $0, $0.4 million and $1.5 million in fiscal years ended January 31, 2007, 2008 and 2009, respectively.

Dividends may only be declared and paid out of profits available for distribution determined in accordance with accounting principles generally accepted in Ireland and applicable Irish Company Law. On May 14, 2007, the Company entered into a Credit Agreement that contains customary negative covenants that place limitations on the distribution of income or retained earnings by the consolidated group of companies of the Company. Any dividends, if and when declared, will be declared and paid in dollars.

(c) Employee Share Purchase Plan

The Company maintains an Employee Share Purchase Plan (the Purchase Plan) pursuant to which participants are generally granted options to purchase ordinary shares on the last business day of each six-month offering period ending each September 30 and March 31 at 85% of the market price of the ADSs on the first or last trading day of each offering period, whichever is less. The purchase price for such shares is paid through payroll deductions, and the current maximum allowable payroll deduction is 20% of each eligible employee’s eligible compensation. As of January 31, 2009, there were 1,256,249 shares available for future issuance under the Purchase Plan.

For shares purchased under the 2004 Employee Share Purchase Plan (ESPP), the Company uses a Black-Scholes option-pricing model, with the following assumptions. In valuing the ESPP, the Company used an assumed risk-free interest rate of 4.79% — 5.08% for fiscal 2007, 4.20% — 5.10% for fiscal 2008 and 1.51% — 1.64% for fiscal 2009. The Company also used an expected volatility factor of 35% for fiscal 2007, 37% for fiscal 2008 and 40% for fiscal 2009, and an expected life of six months, with the assumption that dividends will not be paid. The Company recorded compensation expense of approximately $0.6 million, $1.0 million and $0.9 million in the years ended January 31, 2007, 2008 and 2009, respectively, related to the ESPP.

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

Within the definitions of the Credit Agreement, a material adverse effect shall mean a material adverse condition or material adverse change in or materially and adversely affecting (a) the business, assets, liabilities, operations or financial condition of Holdings, the Borrower and the Subsidiaries, taken as a whole, or (b) the validity or enforceability of any of the Loan Documents or the rights and remedies of the Administrative Agent, the Collateral Agent or the Secured Parties thereunder. During the year ended January 31, 2009, no event, change or condition occurred that has caused, or could reasonably be expected to cause, a material adverse effect. As of January 31, 2009, the Company was in compliance with all other covenants under the Credit Agreement.

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

On July 7, 2008, the Company entered into an amendment (Amendment No. 1) to the Credit Agreement, and the related Guarantee and Collateral Agreement, dated May 14, 2007. The primary purpose of Amendment No. 1 was to expand the ability of the Company and its subsidiaries to make repurchases of the Company’s Ordinary Shares. The Company’s expanded repurchase ability under Amendment No. 1 is conditioned on the absence of an event of default and a requirement that (i) the leverage ratio shall be no greater than 2.75:1.0 as of the most recently completed fiscal quarter ending prior to the date of such repurchase and (ii) that the Company make a prepayment of the term loan under the Credit Agreement in an amount equal to the dollar amount of any such repurchase. Such term loan prepayments were not, however, required in connection with the first $24.0 million of repurchases made from and after July 7, 2008.

Amendment No. 1 also provides for an increase in the interest rate on the term loan outstanding under the Credit Agreement and the payment of additional fees to the Lenders upon execution of Amendment No. 1. Pursuant to Amendment No. 1, the term loan will bear interest at a rate per annum equal to, at the Company’s election, (i) a base rate (3.25% at January 31, 2009) plus a margin of 2.50% (increased from 1.75%) or (ii) adjusted LIBOR (1.46% at January 31, 2009) plus a margin of 3.50% (increased from 2.75%).

In connection with the Credit Agreement and Amendment No. 1, the Company incurred debt financing costs of $5.9 million and $0.3 million, respectively, which were capitalized and are being amortized as additional interest expense over the term of the loans using the effective-interest method. The Company paid approximately $ 10.3 million and $11.2 million in interest during the fiscal years ended January 31, 2008 and 2009, respectively. The Company recorded $ 0.7 million and $1.2 million of amortized interest expense related to the capitalized debt financing costs during the fiscal years ended January 31, 2008 and 2009, respectively. As of January 31, 2009, total unamortized debt financing costs of $1.0 and $3.2 million are recorded within prepaid expenses and other current assets and non-current other assets respectively based on scheduled future amortization.

The Company paid $1.0 million and $75.6 million against the term amount during the fiscal years ended January 31, 2008 and 2009, respectively.

The Lenders required the Company to enter into an interest rate swap agreement for at least 50% of the term loan, or $100 million, as a means of reducing the Company’s interest rate exposure. Accordingly, the Company entered into an interest rate swap agreement with an initial notional amount of $160.0 million which amortizes over a period consistent with the Company’s anticipated payment schedule. The current notional amount of the interest rate swap agreement at January 31, 2009 was $80.8 million.

Future scheduled minimum payments under this credit facility are as follows (in thousands):

Total
2010	$1,253
2011	1,253
2012	1,253
2013	1,253
2014	118,372
Total	$123,384

(11) Derivative Instruments and Hedging Agreements

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS No. 133, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

As of January 31, 2009, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges. The Company’s interest rate swap is not considered a fair value hedge nor a hedge of net investments in foreign operations.

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. As of January 31, 2008 and 2009 the notional amount on the interest rate swap was approximately $159.2 million and $80.8 million, respectively.

At January 31, 2008, the interest rate swap had a fair value of $(3.5) million which was included in long-term liabilities. At January 31, 2009, the interest rate swap had a fair value of $(1.6) million which was included in current liabilities. No hedge ineffectiveness was recognized during the fiscal year ending January 31, 2008 and 2009. For the years ended January 31, 2008 and 2009, the change in net unrealized gains (losses) on the interest rate swap designated as a cash flow hedge and reported as a component of comprehensive income included within the Statement of Shareholder’s Equity represented a $2.1 million loss and $1.1 million gain, net of tax, respectively. The change in net unrealized gains (losses) on cash flow hedges reflects (i) an unrealized loss of $3.3 million and $0.3 million for the fiscal year ended January 31, 2008 and 2009 respectively, (ii) the reclassification of a $0.2 million unrealized gain and a $2.2 million net unrealized loss from accumulated other comprehensive income to interest expense for the years ending January 31, 2008 and 2009, respectively and (iii) a tax benefit of $1.4 million and a tax charge of $0.8 million for the fiscal years ended January 31, 2008 and 2009, respectively. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. For the year ending January 31, 2010, the Company estimates that it will incur an additional $1.6 million of interest expense relating to the interest rate swap.

(12)  Employee Benefit Plan

The Company has a 401(k) plan covering all US-based employees of the Company who have met certain eligibility requirements. Under the terms of the 401(k) plan, the employees may elect to make tax-deferred contributions to the 401(k) plan. In addition, the Company may match employee contributions, as determined by the Board of Directors of SkillSoft Corporation, and may make a discretionary contribution to the 401(k) plan. Under this plan, contributions of approximately $0.9 million, $1.0 million and $1.0 million were made for the fiscal years ended January 31, 2007, 2008 and 2009, respectively.

(13)  Disclosures About Segments of an Enterprise

The Company follows the provisions of SFAS No. 131. SFAS No. 131 established standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also established standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company’s chief operating decision makers, as defined under SFAS No. 131, are the Chief Executive Officer, Chief Financial Officer and the Chief Operating Officer. On April 29, 2005, the Company sold certain assets and transferred certain liabilities related to its Retail Certification business and incurred a $0.6 million loss on disposition in fiscal 2006. As a result beginning in fiscal 2008 the Company no longer views its operations or manages its business as principally two operating segments: MML and retail certification. The Company views its operations and manages its business as one segment, providing multi-modal, on-demand e-learning and performance support solutions for global enterprises, government, education and small to medium-sized businesses.

The following tables set forth the Company’s statements of income for the fiscal year ended January 31, 2007 by segment with additional disclosures as required by SFAS No. 131:
	Year Ended January 31, 2007
	Multi-Modal	Retail Certification	Combined
	(In thousands)
Revenues	$220,150	$5,022	$225,172
Cost of revenues	26,601	-	26,601
Cost of revenues - amortization of intangible assets	4,422	-	4,422
Gross profit	189,127	5,022	194,149
Operating expenses:
Research and development	40,776	-	40,776
Selling and marketing (1)	90,875	19	90,894
General and administrative (1)	27,743	(8)	27,735
Amortization of intangible assets	1,652	-	1,652
Restructuring	74	(48)	26
SEC investigation	898	-	898
Total operating expenses	162,018	(37)	161,981
Operating income	$27,109	$5,059	$32,168

Supplemental segment disclosures
Provision for income taxes	11,951	-	11,951
Depreciation, amortization and share-based compensation expense	$17,233	$-	$17,233

The following tables set forth the Company’s supplemental balance sheet information by segment:

	As of January 31, 2007
	Multi-Modal	Retail Certification	Combined
	(In thousands)
Current assets, net	$240,226	$544	$240,770
Property and equipment, net	9,672	-	9,672
Goodwill	83,171	-	83,171
Other assets	9,357	-	9,357
Total consolidated assets	$342,426	$544	$342,970

Current liabilities	$202,151	$485	$202,636
Long-term liabilities	2,405	-	2,405
Total liabilities	204,556	485	205,041
Stockholders' equity	137,870	59	137,929
Total consolidated liabilities and stockholders' equity	$342,426	$544	$342,970

Supplemental segment disclosures
Capital expenditures	$5,519	$-	$5,519

Geographical Reporting

The Company attributes revenue to different geographical areas on the basis of the location of the customer.

Revenues by geographic area are as follows (in thousands):

	Year Ended January 31,
	2007	2008	2009
Revenue:
United States	$175,483	$217,670	$243,967
United Kingdom	26,030	33,082	44,681
Canada	9,595	11,090	12,646
Europe, excluding UK	2,001	3,538	7,056
Australia/New Zealand	8,963	12,640	14,019
Other (Countries less than 5% individually, by region)	3,100	3,203	6,125
All Foreign Locations	49,689	63,553	84,527
Total revenues	$225,172	$281,223	$328,494

Long-lived tangible assets at international facilities are not significant.

(14)  Other Assets

Other assets in the accompanying consolidated balance sheets consist of the following (in thousands):

	Year Ended January 31,
	2008	2009
Note receivable - long term	$3,507	$-
Debt financing cost - long term (See Note 10)	4,126	3,211
Other	97	149
Total other assets	$7,730	$3,360

(15)  Accrued Expenses — Current

Accrued expenses in the accompanying consolidated balance sheets consist of the following (in thousands):

	Year Ended January 31,
	2008	2009
Professional fees	$5,308	$4,237
Sales tax payable/VAT payable	4,366	3,806
Accrued royalties	6,892	1,650
Interest rate swap liability	-	1,581
Other accrued liabilities	12,941	12,486
Total accrued expenses	$29,507	$23,760

(16)  Other Long Term Liabilities

Other long term liabilities in the accompanying consolidated balance sheets consist of the following (in thousands):

	Year Ended January 31,
	2008	2009
Merger accrual - long term	$2,914	$1,189
Uncertain tax positions including interest and penalties - long term	2,569	1,714
Interest rate swap liability	3,467	-
Other	259	318
Total other long -term liabilities	$9,209	$3,221

(17)  Fair Value of Financial Instruments

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

Effective February 1, 2008, the Company adopted SFAS No. 157 with respect to its financial assets and liabilities that are measured at fair value within its consolidated financial statements. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2008, the FASB issued FSP SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions” (FSP SFAS No. 157-1), and FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (FSP SFAS No. 157-2). FSP SFAS No. 157-1 removes leasing from the scope of SFAS No. 157, “Fair Value Measurements.” FSP SFAS No. 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of FSP SFAS No. 157-1, effective February 1, 2008, did not impact the Company’s financial position, results of operations or cash flows. The Company has deferred the application of the provisions of this statement to its non-financial assets and liabilities in accordance with FSP SFAS No. 157-2. The Company does not expect that its adoption of the provisions of FSP SFAS No. 157-2 will have a material impact on its financial position, results of operations or cash flows.

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

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2009 (in thousands):

	January 31, 2009	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash equivalents (1)	3,200	$2,200	$1,000	$-
Available for sale securities (2)	1,099	$1,099	$-	$-

Financial Liabilities:
Interest rate swap agreement (Note 19)	1,581	$-	$1,581	$-

(1) Consists of high-grade commercial paper and federal agency notes with original and remaining maturities of less than 90 days.

(2) Consists of high-grade commercial paper, corporate debt securities and certificates of deposit with original maturities of 90 days or more and remaining maturities of less than 365 days.

(18)  Property and Equipment

Property and equipment consists of the following (in thousands):

	Year Ended January 31,
	2008	2009
Computer equipment	$38,983	$43,399
Furniture and fixtures	2,902	2,442
Leasehold improvements	1,765	1,791
	43,650	47,632
Less accumulated depreciation and amortization	(36,440)	(39,971)
	$7,210	$7,661

Depreciation and amortization expense related to property and equipment was $6.1 million, $6.9 million and $5.3 million for the years ended January 31, 2007, 2008 and 2009, respectively.

(19)  Valuation & Qualifying Accounts

Allowance for Doubtful Accounts (amounts in thousands)
	Balance at Beginning of Period	Net provision added/(credited without utilization)	Write-offs	Balance at End of Period
Year ended January 31, 2007	$787	$(452)	$(129)	$206
Year ended January 31, 2008	$206	$242	$(2)	$446
Year ended January 31, 2009	$446	$25	$(80)	$391

Valuation Allowance on Deferred Tax Assets (amounts in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Goodwill	Write Down of Fully Valued Assets	Deductions	Balance at End of Period
Year ended January 31, 2007	$146,786	$-	$(10,073)	$-	$(11,924)	$124,789
Year ended January 31, 2008	$124,789	$16,592	$(54,471)	$-	$(57,553)	$29,357
Year ended January 31, 2009	$29,357	$489	$(18,029)	$(4,068)	$(7,749)	$-

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

(21)  Quarterly Statement of Operation Information

Quarterly Operating Results for Fiscal Years Ended January 31, 2009 and 2008 (unaudited)

The following table sets forth, for the periods indicated, certain financial data of SkillSoft PLC

	Q1 2009		Q2 2009	Q3 2009	Q4 2009
Revenues	$81,643		$83,332	$83,064	$80,455
Gross Profit	71,095		71,762	72,000	72,443
Income from continuing operations	7,166		10,815	12,066	18,829
Net income	$7,073		$12,882	$12,029	$18,804
Basic - continuing operations	$0.07		$0.10	$0.12	$0.19
Basic - discontinued operations	-		0.02	0.00	0.00
	$0.07		$0.12	$0.12	$0.19
Diluted - continuing operations	$0.07		$0.10	$0.11	$0.18
Diluted - discontinued operations	-		0.02	0.00	0.00
	$0.06	†	$0.12	$0.11	$0.18

	Q1 2008	Q2 2008	Q3 2008		Q4 2008
Revenues	$57,140	$71,469	$75,124		$77,490
Gross Profit	50,114	61,007	65,102		66,941
Income from continuing operations	7,489	11,864	6,176		34,200
Net income	$7,489	$12,388	$5,825		$34,297
Basic - continuing operations	$0.07	$0.11	$0.06		$0.33
Basic - discontinued operations	-	0.01	0.00		0.00
	$0.07	$0.12	$0.06		$0.33
Diluted - continuing operations	$0.07	$0.11	$0.06		$0.31
Diluted - discontinued operations	-	0.00	0.00		0.00
	$0.07	$0.11	$0.05	†	$0.31
_______
†           Does not add due to rounding.

EXHIBIT INDEX

Exhibit No.	Title
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

10.2**
Form if Indemnification Agreement between SmartForce (USA) and its directors and officers dated as of September 6, 2002 (Incorporated by reference to Exhibit 10.5 to SkillSoft PLC’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 as filed with the Securities and Exchange Commission on April 29, 2003 (File No. 000 25674)).

10.3**
Book24x7.com, Inc. 1994 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to SkillSoft PLC's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2002 as filed with the Securities and Exchange Commission on January 21, 2003 (File No. 000-25674)).

10.4**
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

10.6**
1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to SkillSoft PLC's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2002 as filed with the Securities and Exchange Commission on January 21, 2003 (File No. 000-25674)).

10.7**
 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.4 to SkillSoft PLC's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2002 as filed with the Securities and Exchange Commission on January 21, 2003 (File No. 000-25674)).

10.8**
 2001 Outside Director Option Plan, as amended (Incorporated by reference to Exhibit 10.1 to SkillSoft PLC’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2007 as filed with the Securities and Exchange Commission on December 10, 2007 (File No. 000-25674)).

10.9**
2002 Share Option Plan, as amended (Incorporated by reference to Exhibit 10.2 to SkillSoft PLC’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2006 as filed with the Securities and Exchange Commission on December 8, 2006 (File No. 000-25674)).

10.10**
2004 Employee Share Purchase Plan, as amended (Incorporated by reference to Appendix C to SkillSoft PLC's Definitive Proxy Statement on Schedule 14A as filed with the Securities and Exchange Commission on July 28, 2004 (File No. 000-25674)).

10.11**†	Employment Agreement dated June 10, 2002 between SkillSoft PLC and Charles E. Moran, as amended December 23, 2008.
10.12**†	Employment Agreement dated as of June 10, 2002 between SkillSoft PLC and Jerald A. Nine, Jr., as amended December 23, 2008.
10.13
Registration Rights Agreement dated as of June 10, 2002 between SkillSoft PLC and Warburg Pincus Ventures, L.P. (Incorporated by reference to Exhibit 10.27 to SkillSoft PLC’s Amendment No. 1 to Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on July 30, 2002 (File No. 333-90872)).

10.14**†	Employment Agreement dated January 12, 1998 between SkillSoft Corporation and Mark A. Townsend, as amended December 29, 2008.
10.15**†	Employment Agreement dated January 12, 1998 between SkillSoft Corporation and Thomas J. McDonald, as amended December 23, 2008.
10.16**†	Employment Agreement dated effective September 6, 2002 between SkillSoft PLC and Colm Darcy, as amended December 23, 2008.
10.17
Lease dated May 25, 2001, as amended between 1987 Tamposi Limited Partnership and SkillSoft Corporation (Incorporated by reference to Exhibit 10.15 to SkillSoft PLC’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006 as filed with the Securities and Exchange Commission on April 13, 2006 (File No. 000-25674)).

10.18**†	Form of Indemnification Agreement by and between SkillSoft Corporation and its directors and officers dated as of March 2009.
10.19
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

Exhibit No.	Title
10.24
Release and Settlement Agreement (Incorporated by reference to Exhibit 10.1 to SkillSoft PLC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005 as filed with the Securities and Exchange Commission on September 9, 2005 (File No. 000-25674)).

10.25
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

10.27
Amendment No.1, dated July 7, 2008, to Credit Agreement and to Guarantee and Collateral Agreement, each dated May 14, 2007 (Incorporated by reference to Exhibit 10.1 of SkillSoft PLC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 11, 2008 (File No. 000-25674)).

10.28
Summary of Fiscal 2009 Executive Cash Incentive Compensation Program (Incorporated by reference to Exhibit 99.1 to SkillSoft PLC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 17, 2008 (File No. 000-25674)).

21.1†	List of Significant Subsidiaries.
23.1†	Consent of Ernst & Young LLP
31.1†	Certification of SkillSoft PLC’s Chief Executive Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2†	Certification of SkillSoft PLC’s Chief Financial Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
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

__________
†	Filed herewith.

**	Denotes management or compensatory plan or arrangement required to be filed by registrant pursuant to Item 15(c) of this report on Form 10-K.