Form 10-K/A
period 2009-01-31
SKILLSOFT PUBLIC LIMITED CO
filed 2009-05-28
CIK 940181

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was require to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐     No ☑

The approximate aggregate market value of voting shares held by non-affiliates of the registrant as of July 31, 2008 was $1,148,713,349.

On May 20, 2009, the registrant had outstanding 96,683,460 ordinary shares (issued or issuable in exchange for the registrant’s outstanding American Depositary Shares (ADSs)).

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Annual Report on Form 10-K/A is being filed as Amendment No. 1 to the Annual Report on Form 10-K of SkillSoft Public Limited Company (the “Registrant” or the “Company”) filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2009, for the purpose of amending the following: Items 10, 11, 12, 13, 14 and 15.

SKILLSOFT PUBLIC LIMITED COMPANY
FORM 10-K/A

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The following is a list of our directors and certain information, as of April 30, 2009, about their background.

Charles E. Moran, age 54, was appointed Chairman of the Board of Directors in November 2006 and has served as a director and has held the position of President and Chief Executive Officer since our merger with SkillSoft Corporation in September 2002. Mr. Moran is a founder of SkillSoft Corporation and served as its Chairman of the Board, President and Chief Executive Officer from January 1998 until September 2002. Mr. Moran is also a director of Higher One.

P. Howard Edelstein, age 54, has served as a director since our merger with SkillSoft Corporation in September 2002. Mr. Edelstein has been the Chief Executive Officer of NYFIX, Inc., a provider of innovative solutions that optimize trading efficiency, since September 2006. Prior to joining NYFIX, Inc., Mr. Edelstein served as an Entrepreneur in Residence with Warburg Pincus LLC from January 2006 to September 2006. Mr. Edelstein served as President and Chief Executive Officer of Radianz, an Internet Protocol-based networking company for the global financial services industry, from July 2003 to January 2006. Mr. Edelstein is also a director of Alacra , Ness Technologies, Inc., and NYFIX, Inc.

Stewart K.P. Gross, age 49, has served as a director since our merger with SkillSoft Corporation in September 2002. Since April 2005, Mr. Gross has served as Managing Director of Lightyear Capital, LLC, a private equity firm concentrating on investments in the financial services industry. Mr. Gross served as a director of SkillSoft Corporation from January 1998 to September 2002. Mr. Gross was a Managing Director of Warburg Pincus LLC from July 1987 to December 2004. Mr. Gross is a director of Flagstone Reinsurance Holdings Limited and several privately held companies and not-for-profit organizations.

James S. Krzywicki, age 57, has served as a director since October 1998. Since January 2008, Mr. Krzywicki has served as President and Chief Operating Officer of The Open Learning Exchange, a social benefit organization dedicated to advancing worldwide education. Prior to joining The Open Learning Exchange, Mr. Krzywicki was the President and Chief Executive officer of Treeno Software (formerly Docutron Systems), a provider of web-based document management software solutions that work in small business environments and connect with enterprise objectives, from April 2004 to December 2007. Mr. Krzywicki was Vice President, Channel Services for Parametric Technology Corporation, a provider of software solutions for manufacturers for product development and improvement, from April 2003 to April 2004.

William F. Meagher, Jr., age 70, has served as a director since March 2004. Mr. Meagher was the Managing Partner of the Boston Office of Arthur Andersen LLP (“Andersen”) from 1982 until 1995, and spent a total of 38 years with Andersen. Mr. Meagher was a member of the American Institute of Certified Public Accountants and the Massachusetts Society of Certified Public Accountants. Mr. Meagher is a trustee of Living Care Villages of Massachusetts, Inc. d/b/a North Hill, the Dana Farber Cancer Institute and the Greater Boston YMCA. Mr. Meagher is also a director of Mac-Gray Corporation.

Ferdinand von Prondzynski, age 54, has served as a director since November 2001. Dr. von Prondzynski has been the President of Dublin City University, one of Ireland’s leading higher education institutions, since July 2000. From January 1991 to July 2000, Dr. von Prondzynski served as Professor of Law and Dean of the Faculty of Social Services, the University of Hull, UK. Dr. von Prondzynski is a member of Ireland's National Competitiveness Council. Dr. von Prondzynski is also a director of Knockdrin Estates Ltd. and several privately companies.

William J. Boyce, age 61, has served as a director since March 2009.  Mr. Boyce was a founding partner of Highland Capital Partners, a venture capital firm, where he was responsible for that firm’s investments in telecommunication and telecommunication software companies. In 1993, Mr. Boyce retired from Highland and has been an active private investor since that time.  Prior to founding Highland, Mr. Boyce was an early investor and cellular system operator through a joint venture with Continental Cablevision, and was one of the original board members of the Cellular Telephone Industry Association (CTIA), helping establish and shape the cellular telephone industry.  Mr. Boyce also served as Vice President and a corporate officer of Affiliated Publications, Inc., where he was responsible for that company’s initial investment in McCaw Communications.

Executive Officers

The following is a list of our executive officers and certain information, as of April 30, 2009, about their background. Mr. Moran’s background is included in the “Directors” section above.

Name	Age	Position
Charles E. Moran	54	President and Chief Executive Officer
Thomas J. McDonald	59	Chief Financial Officer, Executive Vice President and Assistant Secretary
Jerald A. Nine, Jr.	51	Chief Operating Officer
Mark A. Townsend	56	Executive Vice President, Technology
Colm M. Darcy	45	Executive Vice President, Content Development
Anthony P. Amato	44	Vice President, Finance and Chief Accounting Officer

Thomas J. McDonald, age 59, has served as our Chief Financial Officer and Executive Vice President and Assistant Secretary since our merger with SkillSoft Corporation in September 2002. Mr. McDonald is a founder of SkillSoft Corporation and served as its Chief Financial Officer, Vice President, Operations, Treasurer and Secretary from February 1998 until our merger with SkillSoft Corporation in September 2002.

Jerald A. Nine, Jr., age 51, has served as our Chief Operating Officer since February 2004. Mr. Nine served as Executive Vice President, Global Sales & Marketing and General Manager, Content Solutions Division from our merger with SkillSoft Corporation in September 2002 to February 2004. Mr. Nine is a founder of SkillSoft Corporation and served as its Executive Vice President, Sales and Marketing and General Manager, Books Division from December 2001 to February 2004 and as its Vice President, Worldwide Sales and Marketing from April 1998 to December 2001.

Mark A. Townsend, age 56, has served as our Executive Vice President, Technology since our merger with SkillSoft Corporation in September 2002. Mr. Townsend is a founder of SkillSoft Corporation and served as its Vice President, Product Development from January 1998 until our merger with SkillSoft Corporation in September 2002.

Colm M. Darcy, age 45, has served as our Executive Vice President, Content Development since our merger with SkillSoft Corporation in September 2002. From April 2002 to September 2002, Mr. Darcy served as our Executive Vice President, Research and Development and from January 2002 to April 2002, Mr. Darcy served as Vice President of Solutions Management. Mr. Darcy also held various positions with SkillSoft from 1995 to January 2002, most recently as Vice President, Strategic Alliances. Prior to joining SkillSoft, Mr. Darcy held positions in Finance, Human Resources, Training and Information Technology in the Republic of Ireland’s Department of Health and Child Welfare.

Anthony P. Amato, age 44, has served as our Vice President, Finance and Chief Accounting Officer since August 2006. From May 2005 until August 2006, Mr. Amato served as Vice President of Finance Operations and Treasury for SkillSoft. From May 2003 to May 2005, Mr. Amato served as Director of International Finances/Corporate Treasurer for SkillSoft. Prior to joining SkillSoft, Mr. Amato served as the Director of Finance of CMGI, Inc., a provider of technology and e-commerce solutions, from May 2002 to December 2002. Mr. Amato also served as the Vice President of Finance of NaviSite, a provider of IT hosting, outsourcing and professional services, from October 2001 to May 2002.

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

Based solely on a review of copies of such filings by our directors and executive officers and 10% shareholders or written representations from certain of those persons, we believe that all filings required to be made by those persons during the fiscal year ended January 31, 2009 were timely made, except that Mr. Nine, filed one Form 4 transaction one day late.

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

Item11. Executive Compensation

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

●
ensure that a significant part of executive compensation is tied to the achievement of corporate and individual performance objectives, which both promotes and rewards the achievement of those objectives;

●	align long-term executive incentives with the creation of shareholder value; and
●	attract, retain and motivate the best possible executive talent.

To achieve those objectives, the compensation committee evaluates and implements our executive compensation program with the goal of setting compensation at levels the committee believes are competitive with those of other companies in our industry and similar industries that compete with us for executive talent. In addition, our executive compensation program ties a substantial portion of each executive’s overall compensation to our financial performance, as measured by metrics such as revenue, adjusted EBITDA and bookings, as well as to the achievement of strategic initiatives. We also provide a portion of our executive compensation in the form of share options that vest over time, which we believe helps to retain our executives and aligns their interests with those of our shareholders by allowing them to participate in the longer term success of our company as reflected in share price appreciation.

In making compensation decisions, the compensation committee regularly receives input from an independent compensation consulting firm engaged by the committee, Compensia. The committee engaged Compensia to assist it in making executive compensation decisions for the fiscal year ended January 31, 2008 (fiscal 2008) and has engaged them again for executive compensation determinations for the fiscal year ending January 31, 2010 (fiscal 2010).  The committee chose not to engage Compensia in setting executive compensation for fiscal 2009, primarily because the committee had approved certain adjustments to executive compensation that were not effective until mid-fiscal 2008.  Given those changes had only been effective for a portion of fiscal 2008, the committee determined that it would not change base salaries, target bonuses or the overall structure of executive compensation for fiscal 2009. The committee did refer to the data from the fiscal 2008 report on executive compensation prepared by Compensia in deciding to leave executive compensation essentially the same as in fiscal 2008. That data showed what had been paid by a peer group of publicly traded companies in the software, education and training industries. This peer group, which is periodically reviewed and updated by the committee as appropriate with the assistance of Compensia, consisted of companies the committee believes are generally comparable to our company in terms of size, (based on revenue, market capitalization, profitability and/or number of employees) or industry and/or against which the committee believes we could compete for executive talent. The benchmarking study’s peer group in fiscal 2008 was comprised of 23 companies, including companies such as: Aspen Technology, Blackboard, Webex Communications, Akamai Technologies, Tibco Software, The Advisory Board, Learning Tree International, Kenexa and The Corporate Executive Board. Compensia also provides the compensation committee with information on market trends and developments in executive compensation and ideas for structuring executive compensation arrangements. In addition to the benchmarking data related to the peer group, the committee considers data with respect to the amount of compensation paid to each executive officer by compensation element for the prior four-year period. This enables the committee to evaluate historical compensation changes, the amount of incentive compensation earned as a percentage of base pay, equity grant history and potential share ownership.

In addition to the data and advice provided by Compensia, the committee also considers input from our chief executive officer. That input is communicated to the committee at its request and at meetings of the committee, which our CEO attends, and includes information with respect to the performance and contributions of other members of the executive management team. When asked by the committee, our CEO provides recommendations with respect to financial and operational objectives in the executive incentive compensation program, and offers his view regarding the overall structure of the plans.

The compensation committee has established the following guidelines to assist it in making executive compensation decisions. These guidelines are expressed, for a particular element of compensation, as the target percentile of the range of that compensation element paid to similarly situated executives of the companies in our benchmarking peer group. In general, the committee targets our executive compensation program elements as follows:

●	base salaries are targeted at the 25th percentile;
●	total cash compensation (base salary and target bonus) is targeted at the 50th percentile; and
●	equity compensation is targeted at the 75th percentile.

Based on this target positioning, overall compensation generally is targeted between the 50th and 75th percentiles. Variations to these targets may occur due to factors such as the experience levels of particular individuals, their performance, their importance within the organization and market factors. The committee believes that this approach provides market competitive pay to our executives in the short-term when performance merits it and above median compensation when long-term performance merits it.

Components of our Executive Compensation Program

The primary elements of our executive compensation program are:

●	base salary;
●	cash incentive bonuses;
●	share option awards;
●	employee benefits; and
●	severance benefits.

Base Salary

Base salary is used to compensate executives for the normal performance of their duties, in light of their experience, skills, knowledge and responsibilities. In establishing base salaries for our executive officers, the compensation committee considers data from our benchmarking peer group, as well as a variety of other factors, including any contractual commitments to that individual, the seniority of the individual, the level of the individual’s responsibility, our ability to replace the individual, and the base salary of the individual at his prior employment, if applicable. Each of our executive officers, other than Mr. Amato, has an employment agreement dating from either 1998 or 2002 that provides for a minimum annual base salary (see “Employment Agreements and Potential Termination Payments” below). With the exception of Mr. Darcy (whose base salary for fiscal 2009 was equal to the minimum base salary provided for in his employment agreement), the current base salaries of those executives are in excess of their minimum base salaries as provided for in their employment agreements, and those employment agreements are not a significant factor in the compensation committee’s base salary decisions.

Base salaries are reviewed at least annually by the compensation committee. In fiscal 2008, the committee adjusted the base salaries of certain of our executive officers, effective upon our acquisition of NETg in May 2007, to more closely align their base salaries with the 25 th percentile of the peer group data compiled in fiscal 2008 by Compensia. Those changes were not effective until mid-fiscal 2008.  As a result, the committee decided not to make any changes to base salaries in fiscal 2009.

Cash Incentive Bonuses

The compensation committee establishes an executive incentive compensation program on an annual basis. This program typically provides for quarterly and annual cash bonuses that are tied to achievement of company specific objectives. The quarterly incentive cash bonuses are intended to compensate executives for achievement of quarterly company financial objectives. The annual cash incentive bonuses are generally intended to compensate executives for the achievement of corporate strategic and financial objectives. Each executive officer is assigned a target bonus under the incentive compensation program, expressed as a percentage of the executive’s base salary, with more senior executives typically having a higher percentage. The target bonus is split evenly between quarterly and annual bonus opportunities. The financial targets generally conform to the financial metrics contained in the internal operating plan adopted by the board of directors at the beginning of each fiscal year. The compensation committee approves the objectives on which bonus payments are based, the allocation of the target bonus between the quarterly and annual components and among the various performance objectives, and the formula for determining potential bonus amounts based on achievement of those objectives using budgeted or plan objectives established at the beginning of the fiscal year.

The executive incentive compensation program for fiscal 2009 covered the five named executive officers. Each named executive officer was assigned a target bonus, expressed as a percentage of his annual base salary. The amount of the target bonuses were set by the compensation committee based on the benchmarking data provided by Compensia in fiscal 2008 and the committee’s philosophy of setting total cash compensation (base salary and target bonus) at approximately the 50th percentile of the benchmarking peer group. For fiscal 2009, the target bonuses of each of our named executive officers were the same as those established in fiscal 2008 effective as of the NETg acquisition. The table below shows the target bonuses for the named executive officers, both as a percentage of annual base salary and in dollars.

Name	As a Percentage of Base Salary	Target Amount
Charles E. Moran	135%	$502,200
Jerald A. Nine, Jr.	85%	$239,700
Thomas J. McDonald	75%	$189,000
Colm M. Darcy	75%	$150,000
Mark A. Townsend	75%	$150,000

For each named executive officer, 50% of his target bonus was allocated to quarterly bonus opportunities and 50% was allocated to annual bonus opportunities. The quarterly bonuses under the program were based on revenue (50% of quarterly target bonus) and adjusted EBITDA objectives (50% of quarterly target bonus); the annual bonuses were based on revenue objectives (25% of annual target bonus), adjusted EBITDA objectives (25% of annual target bonus), bookings objectives (40% of annual target bonus) and strategic objectives (10% of annual target bonus). For purposes of the incentive compensation program, adjusted EBITDA was defined as operating income, plus the amount of depreciation and amortization expense, stock-based compensation expense, restructuring charges, merger and integration related expenses and restatement-related expense. These performance metrics were selected by the compensation committee because the committee believes these are the key operating metrics that are the basis for driving shareholder value.

The maximum bonus that could be earned was 150% of the target bonus and the minimum was 0%. For most performance metrics, three levels of targets were set, with 40% to 50% of the allocated target bonus payable if the first performance level (level 1) was attained, 100% of the allocated target bonus payable if the second performance level (level 2) was attained and 150% of the allocated target bonus payable if the third performance level (level 3) was attained.

When adopting the program early in fiscal 2009, the compensation committee set the first quarter and annual targets for each category of performance objectives, and also approved fixing the targets for the second, third and fourth quarters based on the guidance SkillSoft provided to the investment community for those quarters in its earnings release for the immediately preceding quarter.  Specifically, the revenue and adjusted EBITDA objectives were set as follows for each objective: (i) level 1 was the bottom end of the range to the mid-point of the range; (ii) level 2 was the mid-point of the range to the top end of the range; and (iii) level 3 was achievement above the top end of the range. The objectives included in the fiscal 2009 executive incentive compensation program were set at levels that were designed to be attainable if our business had what we consider to be a successful year, but were by no means certain or even probable of being attained.

The bonuses actually paid under the fiscal 2009 executive incentive compensation program were 118% of the executive’s target bonus. We attained level 3 performance with respect to all of the performance metrics in the program for the first, second, third and fourth quarters of fiscal 2009. For the annual objectives, we attained level 3 performance with respect to revenue and adjusted EBITDA, we did not attain level 1 performance with respect to bookings and we attained level 2 for the strategic objectives. The following tables illustrate our performance as compared to the quarterly and annual adjusted EBITDA targets and the annual revenue target.

Performance Metric	Level 3 Target	Actual Result
Q1 Adjusted EBITDA	$21.5 million or higher	$24.3 million
Q1 Revenue	$81.0 million of higher	$81.6 million
Q2 Adjusted EBITDA	$24.5 million or higher	$28.8 million
Q2 Revenue	$82.0 million or higher	$83.3 million
Q3 Adjusted EBITDA	$27.0 million or higher	$28.8 million
Q3 Revenue	$85.5 million or higher (1)	$83.1 million
Q4 Adjusted EBITDA	$21.0 million or higher	$27.7 million
Q4 Revenue	$83.5 million or higher (1)	$80.5 million
FY09 Adjusted EBITDA	$101.5 million or higher	$109.7 million
FY09 Revenue	$338.0 million or higher (1)	$328.5 million
    ______________
(1)
SkillSoft’s revenue targets were based on foreign exchange rates and deferred revenue in effect at January 31, 2008. Revenue was negatively impacted due to adverse changes in foreign exchange rates in the third and fourth quarters of fiscal 2009. Consequently, revenue results for purposes of determining the level of performance achieved was actual revenue, adjusted based on foreign exchange rates and deferred revenue in effect at January 31, 2008, which was $85.5 million for the third quarter, $86.1 million for the fourth quarter and $338.1 million for fiscal 2009.

We do not publicly disclose our bookings or bookings targets. We consider our actual and targeted bookings to be confidential information and we believe that disclosure of that information could be used by others in a manner that causes us competitive harm. The bookings objectives included in the fiscal 2009 executive incentive compensation program were set at levels that were designed to be attainable, but were by no means certain or even probable of being attained. For the strategic initiatives objective, the committee reviewed the initiatives undertaken by us in fiscal 2009 and determined that level 2 performance had been achieved.

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

Late in fiscal 2007, the compensation committee approved significant option grants to our executives.  No share options or other equity awards were granted to our named executive officers in fiscal 2008 or fiscal 2009.

Our board of directors has adopted policies for option grants by SkillSoft. One of the primary purposes of these policies is to establish procedures for option grants that minimize the opportunity — or the perception of the opportunity — for us to time the grant of options in a manner that takes advantage of any material nonpublic information. Among the matters covered by these policies are the following:

●
All option grants to executive officers, and all option grants to other employees except options granted under a limited discounted option grant program to non-executive employees, will have an exercise price equal to the last reported sale price of our ADSs on NASDAQ on the date of grant.

●	Our chief executive officer can continue to make option grants to non-executive officers, subject to limitations imposed by the compensation committee.
●	Option grants to executive officers will be made only during a meeting of the compensation committee or the board of directors, and may not be approved by written consent.
●
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

Severance Benefits

We have entered into employment agreements with each of our named executive officers. The employment agreements provide that the executive is entitled to specified severance benefits in the event his employment is terminated by us without “cause” or by the executive for “good reason” (each as defined in the employment agreement). In addition, all of our executive employment agreements provide that the executive may elect to extend the vesting and exercisability of their share options for a period of six months or one year (depending on the executive) following employment termination, in some cases in exchange for a non-competition covenant or the performance of consulting services. We have provided more detailed information about these arrangements, along with estimates of their value, under the section “Employment Agreements and Potential Termination Payments” below.  We believe that providing these severance benefits helps us compete for and retain executive talent.

Tax Considerations

Section 162(m) of the Internal Revenue Code of 1986, as amended (referred to as the Code), generally disallows a tax deduction for compensation in excess of $1.0 million paid to our chief executive officer and our three other executive officers (other than the chief executive officer and the chief financial officer) whose compensation is required to be disclosed to our shareholders by reason of being among our most highly compensated officers. Qualifying performance-based compensation is not subject to the deduction limitation if specified requirements are met. We structure our share option awards to comply with exemptions in Section 162(m) so that the compensation remains tax deductible to us. We periodically review the potential consequences of Section 162(m) on the other components of our executive compensation program. We will structure arrangements to comply with the Section 162(m) exceptions where we believe it to be feasible. However, the compensation committee may, in its judgment, authorize compensation payments that do not comply with the exemptions in Section 162(m) when it believes that such payments are appropriate to attract and retain executive talent.

Section 409A of the Code applies to plans, agreements and arrangements that provide for the deferral of compensation, and imposes penalty taxes on employees and other service providers if those plans, agreements and arrangements do not comply with Section 409A.  We have structured our share option grants and our severance arrangements to be exempt from or comply with, Section 409A.

Executive Compensation

The following table sets forth the total compensation for the fiscal years ended January 31, 2007 (fiscal 2007), January 31, 2008 (fiscal 2008) and January 31, 2009 (fiscal 2009) for our principal executive officer, our principal financial officer and our other three most highly compensated executive officers who were serving as executive officers on January 31, 2009. We refer to these officers as our named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)

Charles E. Moran	2009	372,000	—	—	1,598,550	590,806	10,334	2,571,690
President & CEO	2008	335,146	—	—	1,607,804	653,901	10,334	2,607,185
	2007	250,000	—	—	1,025,428	412,500	8,216	1,696,144

Thomas J. McDonald	2009	252,000	—	—	639,420	222,076	56,690	1,170,186
CFO & Executive Vice President	2008	236,292	—	—	643,121	266,438	53,581	1,199,432
	2007	200,000	—	—	543,165	225,000	48,462	1,016,627

Jerald A. Nine, Jr.	2009	282,000	—	—	959,130	281,648	8,603	1,531,381
COO	2008	264,781	—	—	964,683	338,354	8,603	1,576,421
	2007	225,000	—	—	648,502	284,875	7,735	1,168,112

Mark A. Townsend	2009	200,000	—	—	319,710	176,250	7,026	702,986
Executive Vice President, Technology	2008	200,000	—	—	321,559	225,000	7,026	753,585
	2007	200,000	—	—	493,237	225,000	7,254	925,491

Colm M. Darcy	2009	200,000	—	—	319,710	176,250	7,026	702,986
Executive Vice President, Content Development	2008	200,000	—	—	321,559	225,000	5,495	752,054
	2007	200,000	—	—	183,076	225,000	6,485	614,561
      ______________
(1)
The amounts in this column reflect the dollar amount computed for financial statement reporting purposes for fiscal 2007, 2008 and 2009, in accordance with SFAS 123R, of share options granted under our equity plans and include amounts from share options granted in and prior to the fiscal year in question. There can be no assurance that the SFAS 123R amounts will ever be realized. The assumptions we used to calculate these amounts are included in Note 9 to our audited financial statements for fiscal 2009, included in our Annual Report on Form 10-K for fiscal 2009. Due to the overall stock market drop, these options may be worth significantly less than the amounts calculated in accordance with SFAS 123R. These options vest as to 25% of the shares subject to the option on the first anniversary of the date of grant and 1/48 th of the shares subject to the option at the end of each one month period thereafter over the remaining 36 months. Each option has a term of ten or seven years, and generally expires shortly following the termination of the executive’s employment. In addition, as described below under “Employment Agreements and Potential Termination Payments”, the executive may elect to extend the vesting and exercisability of these options following employment termination under certain circumstances.

(2)
The amounts in this column reflect cash bonus awards earned by our named executive officers for performance under our executive incentive compensation programs. See “Compensation Discussion and Analysis — Components of our Executive Compensation Program — Cash Incentive Bonuses” above for a description of the fiscal 2009 program.

(3)	All Other Compensation is comprised of the following:

Name	Fiscal Year	Personal Benefits ($) (a)	Life Insurance Premiums ($) (b)	Defined Contribution Plans ($) (c)	Vacation ($) (d)

Charles E. Moran	2009	—	780	2,400	7,154
	2008	—	780	2,400	7,154
	2007	—	1,008	2,400	4,808

Thomas J. McDonald	2009	48,664	780	2,400	4,846
	2008	45,555	780	2,400	4,846
	2007	41,208	1,008	2,400	3,846

Jerald A. Nine, Jr.	2009	—	780	2,400	5,423
	2008	—	780	2,400	5,423
	2007	—	1,008	2,400	4,327

Mark A. Townsend	2009	—	780	2,400	3,846
	2008	—	780	2,400	3,846
	2007	—	1,008	2,400	3,846

Colm M. Darcy	2009	—	780	2,400	3,846
	2008	—	780	2,400	2,315
	2007	—	1,008	2,400	3,077
    ______________
(a)
The personal benefits for Thomas J. McDonald include $8,160, $9,000 and $9,000 for use of an apartment leased by SkillSoft for fiscal 2007, 2008 and 2009, respectively, $5,350, $4,920 and $4,500 for use of a company-leased vehicle for fiscal 2007, 2008 and 2009, respectively, $17,276, $19,586 and $17,426 for personal travel for fiscal 2007, 2008 and 2009, respectively, and $10,422, $12,049 and $17,738 for reimbursement of tax obligations related to such personal benefits for fiscal 2007, 2008 and 2009, respectively.

(b)	Represents premiums paid by us for life insurance for which the named executive officer is the named beneficiary.
(c)	Reflects amounts paid by us pursuant to SkillSoft’s 401 (K) matching program, with limits of $100 per pay period up to a maximum of $2,400 per year.
(d)	Includes amounts paid in fiscal 2007, 2008 and 2009 as accrued and unused vacation time per SkillSoft’s policy.

The following table sets forth information concerning each grant of an award made to a named executive officer during fiscal 2009 under a non-equity incentive plan. We did not make any equity awards to our named executive officers during fiscal 2009.

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2009
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Grant Date	Threshold ($) (2)	Target ($) (3)	Maximum ($) (4)
Charles E. Moran	4/14/08	215,946	502,200	753,300
Thomas J. McDonald	4/14/08	81,270	189,000	283,500
Jerald A. Nine, Jr.	4/14/08	103,071	239,700	359,550
Mark A. Townsend	4/14/08	64,500	150,000	225,000
Colm M. Darcy	4/14/08	64,500	150,000	225,000
    ______________
(1)
Reflects the threshold, target and maximum cash award amounts under our fiscal 2009 executive incentive compensation program. The amounts actually paid to the named executive officers under our fiscal 2009 executive incentive compensation program are shown above in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

(2)	Reflects the total minimum amount that could have been earned if the minimum targets for all of the quarterly and annual metrics had been achieved.
(3)	Reflects the total amount that could have been earned if the targeted quarterly and annual metrics had been achieved.
(4)	Reflects the total maximum amount that could have been earned if the maximum targets for all of the quarterly and annual metrics had been achieved.

Information Relating to Equity Awards and Holdings

The following table sets forth information concerning outstanding share options and equity incentive plan awards for each of the named executive officers as of January 31, 2009. The named executive officers do not hold any restricted shares.

OUTSTANDING EQUITY AWARDS AT 2009 FISCAL YEAR-END

	Option Awards (6)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date (6)
Charles E. Moran	710,219	(1)				6.36	9/27/2011
	244,438	(2)				4.06	8/16/2012
	1,041,666	(3)	958,334	(3)		6.41	12/5/2013

Thomas J. McDonald	206,739	(1)				6.36	9/27/2011
	631,959	(2)				4.06	8/16/2012
	416,666	(3)	383,334	(3)		6.41	12/5/2013

Jerald A. Nine, Jr.	81,859	(1)				6.36	9/27/2011
	625,000	(3)	575,000	(3)		6.41	12/5/2013

Mark A. Townsend	24,904	(1)				6.36	9/27/2011
	595,986	(2)				4.06	8/16/2012
	208,333	(3)	191,667	(3)		6.41	12/5/2013

Colm M. Darcy	105,889	(3)	191,667	(3)		6.41	12/5/2013
	32,645	(4)				16.44	7/2/2009
	50,000	(5)				19.06	4/5/2011
    ______________
(1)
These options were granted on September 27, 2001. The options vested as to 1/48th of the shares subject to the option at the end of each successive one month period following the grant date over 48 months. In addition, the shares subject to this option were allocated as incentive stock options to the extent permissible under the Internal Revenue Code.

(2)
These options were granted on August 16, 2002. The options vested as to 25% of the shares subject to the option on August 16, 2003 and 1/48 th of the shares subject to the option at the end of each one month period following the first anniversary of the grant date over the remaining 36 months. In addition, the shares subject to this option were allocated as incentive stock options to the extent permissible under the Internal Revenue Code.

(3)
These options were granted on December 5, 2006. The options vest as to 25% of the shares subject to the option on December 5, 2007 and 1/48 th of the shares subject to the option at the end of each one month period following the first anniversary of the grant date over the remaining 36 months.

(4)
These options were granted on July 2, 1999. The options vested as to 25% of the shares subject to the option on July 2, 2000, 25% of the shares subject to the option on July 2, 2001, and 1/48 th of the shares subject to the option at the end of each one month period following the second anniversary of the grant date over the remaining 24 months.

(5)
These options were granted on April 5, 2001. The options vested as to 25% of the shares subject to the option on January 15, 2002, 25% of the shares subject to the option on January 15, 2003, and 1/48 th of the shares subject to the option at the end of each one month period following the second anniversary of the grant date over the remaining 24 months.

(6)
Each option has a term of seven or ten years, and generally expires shortly following the termination of the executive’s employment. In addition, as described below under “Employment Agreements and Potential Termination Payments”, the executive may elect to extend the vesting and exercisability of these options following employment termination under certain circumstances.

The following table sets forth information concerning the exercise of stock options during the fiscal year ended January 31, 2009 for each of our named executive officers. No restricted stock vested during the fiscal year ended January 31, 2009.

OPTION EXERCISES AND STOCK VESTED IN FISCAL YEAR 2009

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (1) ($)
Charles E. Moran	750,000	$4,852,830
Thomas J. McDonald	345,000	2,128,544
Jerald A. Nine, Jr.	934,063	5,526,778
Mark A. Townsend	350,000	2,196,741
Colm M. Darcy	381,333	2,178,439
    ______________
(1)	The value realized on exercise is calculated as the difference between the actual sales price of the shares underlying the options exercised and the applicable exercise price of those options.

Employment Agreements and Potential Termination Payments

We have entered into employment agreements with our named executive officers that provide for termination payments under certain circumstances.

Charles E. Moran’s Employment Agreement. In connection with our merger with SkillSoft Corporation, we entered into an employment agreement, effective on September 6, 2002, the date of completion of the merger, with Charles E. Moran, to employ Mr. Moran as our President and Chief Executive Officer. Mr. Moran’s employment agreement provides that he will be paid a base salary of $225,000 per year to be reviewed for increases at least annually by our Board of Directors. Mr. Moran’s current base salary is $372,000. In addition, Mr. Moran will be entitled to receive an annual performance bonus based on performance metrics established by the Board of Directors. Mr. Moran’s employment is at-will, but if Mr. Moran’s employment is terminated without cause or if he resigns with good reason, each as defined in his employment agreement, he will be entitled to receive a payment equal to the sum of his base salary and maximum target bonus for a period of one year after the date of termination. In addition, if Mr. Moran is terminated without cause or if he resigns with good reason, he may elect to continue vesting of the options granted to him for a period of one year after the date of termination, if he agrees to be bound by the non-solicitation and non-compete provisions contained in his employment agreement. If Mr. Moran’s termination is voluntary (other than for good reason) or we terminate him for cause, the covenant not to solicit employees and the covenant not to compete will extend for a period of one year after the termination of his employment.

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

The table below shows the benefits potentially payable to each of our named executive officers if he were terminated without cause or resigned for good reason, or in the case of Messrs. McDonald and Townsend, if he were terminated for any reason or resigned for good cause. These amounts are calculated on the assumption that the employment termination took place on January 31, 2009.

	Severance Payments
Name	Base Salary ($)	Target Bonus ($)	Extended Vesting of Options (1) ($)	Benefits ($)	Total ($)
Charles E. Moran	372,000	753,300	1,598,550	—	2,472,750
Thomas J. McDonald	126,000		319,710	3,752	449,462
Jerald A. Nine, Jr.	282,000	359,550	959,130	—	1,480,830
Mark A. Townsend	100,000		159,855	9,943	269,738
Colm M. Darcy	175,000		159,855	—	334,855
     ______________
(1)
These options would continue to vest for a specified period of time following the termination event. We calculated a Black-Scholes value for the options for the extended period of time following the termination event and have presented this incremental value in the above table.

Compensation of Directors

Each director who is not an employee of SkillSoft (each, an “Outside Director”) receives cash compensation as follows:

●	each Outside Director receives an annual retainer of $30,000;
●	the chairman of the Audit Committee receives an additional annual retainer of $20,000;
●	the chairman of each of the Compensation Committee and the Nominating and Corporate Governance Committee receives an additional annual retainer of $7,500; and
●
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

We currently have six Outside Directors, each of whom is eligible for cash remuneration as described above: P. Howard Edelstein, Stewart K.P. Gross, James S. Krzywicki, William F. Meagher, Jr., Dr. Ferdinand von Prondzynski and William J. Boyce. Mr. Meagher is the chair of the Audit Committee and Mr. Gross is the chair of the Compensation Committee and the Nominating and Corporate Governance Committee. As such, Messrs. Meagher and Gross received the additional retainer amounts described above in fiscal 2009.

In addition to the annual retainer and the payments described above, we grant Outside Directors compensation in the form of share options for their services as members of the Board of Directors. On initial election to the Board of Directors, each new Outside Director receives an option to purchase 50,000 ordinary shares (the “Initial Grant”) under our Director Plan. Each Outside Director who has been a director for at least six months receives an option to purchase 20,000 ordinary shares on January 1 st  of each year (the “Annual Grant”).

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

On January 1, 2009, Messrs. Meagher, Edelstein, Gross and Krzywicki and Dr. von Prondzynski each were granted an option to purchase 20,000 ordinary shares at an exercise price of $7.14 per share. Each such option was in accordance with the terms of the Director Plan described above.

On March 11, 2009, the Board of Directors appointed William Boyce to our Board of Directors. In connection with his appointment, Mr. Boyce received an initial share option grant under the Director Plan to purchase 50,000 ordinary shares at an exercise price of $4.97 per share. Such option was granted in accordance with the terms of the Director Plan described above.

The following table sets forth information concerning the compensation of our Outside Directors for fiscal 2009.

OUTSIDE DIRECTOR COMPENSATION FOR FISCAL 2009

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
P. Howard Edelstein	36,000	100,839	136,839
Stewart K.P. Gross	59,000	100,839	159,839
James S. Krzywicki	40,000	100,839	140,839
Ferdinand von Prondzynski	40,000	100,839	140,839
William F. Meagher, Jr.	60,000	109,833	160,833
William J. Boyce	—	—	—
     ______________
(1)
The amounts in this column reflect the dollar amount computed for financial statement reporting purposes for fiscal 2009, in accordance with SFAS 123R, of stock options granted under our equity plans and include amounts from stock options granted in and prior to fiscal 2009. The grant date fair value, computed in accordance with SFAS No. 123(R), of options granted to each of our outside directors for fiscal 2009 was $63,298, of which $5,203 is included in fiscal 2009 compensation. The grant date fair value was determined by using the Black-Scholes option pricing model. There can be no assurance that the SFAS 123R amounts will ever be realized. The assumptions we used to calculate these amounts are included in Note 9 to our audited financial statements for fiscal 2009, included in our Annual Report on Form 10-K for fiscal 2009 filed on April 1, 2009. As of January 31, 2009, each continuing Outside Director held options for the following number of shares: Mr. Edelstein: 105,000, Mr. Gross: 105,000, Mr. Krzywicki: 115,000, Mr. Meagher: 95,000 and Mr. Von Prondzynski: 105,000.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended January 31, 2009, the members of the Compensation Committee of our Board of Directors were Messrs. Gross (Chair) and Krzywicki. Mr. Boyce was appointed to serve as a member of the compensation committee in April 2009. No executive officer of SkillSoft has served as a director or member of the compensation committee of any other entity whose executive officers served as a director or member of the Compensation Committee of SkillSoft. During fiscal 2009, no member of the Compensation Committee had any relationship with us requiring disclosure under Item 404 of Regulation S-K of the Exchange Act.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with SkillSoft’s management. Based on this review and discussion, the Compensation Committee recommended to SkillSoft’s Board of Directors that the Compensation Discussion and Analysis be included in this filing.

By the Compensation Committee of the Board of Directors:

Stewart K.P. Gross
James S. Krzywicki

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of May 20, 2009, with respect to the beneficial ownership of our ADSs by:

●	each person known to SkillSoft to own beneficially more than 5% of our outstanding securities;
●	each director;
●	our named executive officers; and
●	our current directors and executive officers as a group.

The number of ADSs beneficially owned by each 5% shareholder, director or executive officer is determined under rules of the SEC. Under such rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any ADSs which the individual has the right to acquire on or before July 19, 2009 through the exercise of share options, and any reference in the footnotes to this table to shares subject to share options refers only to share options that are so exercisable. For purposes of computing the percentage of outstanding ADSs held by each person or entity, any shares which that person or entity has the right to acquire on or before July 19, 2009 are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, each person or entity has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

As of May 20, 2009, we had 96,683,460 ordinary shares outstanding. Our shareholders may elect to hold their respective shares of our outstanding securities in the form of ordinary shares or ADSs. In addition, holders of options to purchase ordinary shares of SkillSoft may, upon exercise of their options, elect to receive such ordinary shares in the form of ADSs. The 5% shareholders, directors and executive officers identified in the following table hold their respective shares of SkillSoft outstanding securities in the form of ADSs.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner	ADSs	Percentage Owned
5% Shareholders
Columbia Wanger Asset Management (1)	21,532,000	22.3
Blackrock Group (2)	11,414,101	11.8
Wells Fargo & Company (3)	10,590,994	11.0
SMALLCAP World Fund, Inc. (4)	7,225,000	7.5
Westfield Capital Management Company, LP(5)	6,610,702	6.8
Capital World Investors (6)	6,500,000	6.7
Directors
Charles E. Moran (7)	2,255,054	2.3
Stewart K.P. Gross (8)	100,000	*
James S. Krzywicki (9)	95,000	*
Ferdinand von Prondzynski (10)	85,010	*
P. Howard Edelstein (11)	85,000	*
William F. Meagher, Jr. (12)	78,500	*
William J. Boyce	—	*
Other named Executive Officers
Thomas J. McDonald (13)	1,360,591	1.4
Mark A. Townsend (14)	1,346,403	1.4
Jerald A. Nine, Jr. (15)	950,894	1.0
Colm M. Darcy (16)	205,889	*
All current directors and executive officers as a group (12 persons) (17)	6,697,028	6.5
     ______________
    *          Less than 1%

(1)
On February 9, 2009, Columbia Wanger Asset Management, L.P. (“WAM”) filed Amendment No. 8 to Schedule 13G with the SEC reporting beneficial ownership with respect to 21,532,000 ADSs, consisting of 20,800,000 ADSs for which WAM has sole voting power and 21,532,000 ADSs for which WAM has sole dispositive power. This information is reported in reliance on such filing. WAM is an investment adviser in accordance with Rule 13d-1(b)(1)(ii)(E) under the Exchange Act. The ADSs reported include the ADSs held by Columbia Acorn Trust (“Acorn”), a Massachusetts business trust that is a discretionary client of WAM. Acorn holds 18.5% of our ADSs. WAM and Acorn file jointly pursuant to a Joint Filing Agreement dated January 27, 2009 among WAM and Acorn. The address of WAM is 227 West Monroe Street, Suite 3000, Chicago, Illinois 60606.

(2)
On February 10, 2009, the Blackrock Group provided a letter to our Corporate Secretary notifying us of its interests in the share capital of SkillSoft under the Irish Companies Acts, 1963 to 2006.  The letter indicated that the Blackrock Group held 11,414,101 ADSs as of such date in connection with discretionary management arrangements entered into by the Blackrock Group or its subsidiaries. This information is reported in reliance on such letter. The address of Blackrock Group is 33 King William Street, London, EH4R 9AS.

(3)
On January 12, 2009, Wells Fargo & Company (“Wells Fargo”) filed Amendment No. 1 to Schedule 13G with the SEC reporting beneficial ownership with respect to 10,590,994 ADSs, consisting of 7,482,946 ADSs for which Wells Fargo has sole voting power, 10,575,241 ADSs for which Wells Fargo has sole dispositive power and 15,753 ADSs for which Wells Fargo has shared dispositive power. This information is reported in reliance on such filing. Wells Fargo is a holding company in accordance with Rule 13d-1(b)(1)(ii) under the Exchange Act. The shares reported include the shares held by Wells Capital Management Incorporated (“Wells Capital”), a subsidiary of Wells Fargo. Wells Capital holds 9,581,605 of our shares, consisting of 2,902,625 ADSs for which Wells Capital has sole voting power and 9,581,605 ADSs for which it has sole dispositive power. The address of Wells Fargo is 420 Montgomery Street, San Francisco, California 94163.

(4)
On February 17, 2009, SMALLCAP World Fund, Inc. (“SCWF”) filed a Schedule 13G with the SEC reporting beneficial ownership with respect to 7,225,000 ADSs for which SCWF has sole voting power. This information is reported in reliance on such filing. SCWF is an investment company registered under the Investment Company Act of 1940 and is advised by Capital Research and Management Company (“CRMC”). The address of SCWF is 333 South Hope Street, Los Angeles, California 90071.

(5)
On February 4, 2009, Westfield Capital Management Company, LP (“Westfield Capital”) filed Amendment No. 5 to Schedule 13G with the SEC reporting beneficial ownership with respect to 6,610,702 ADSs, consisting of 4,763,409 ADSs for which Westfield Capital has sole voting power and 6,610,702 ADSs for which Westfield Capital has sole dispositive power. This information is reported in reliance on such filing. None of these ADSs are owned of record by Westfield Capital, and these ADSs are owned of record by certain mutual funds, institutional accounts and/or separate accounts managed by Westfield Capital as an investment advisor. Westfield Capital is an investment adviser in accordance with Rule 13d-1(b)(1)(ii)(E) of the Exchange Act. Westfield Capital disclaims any beneficial interest in such shares. The address of Westfield Capital is 1 Financial Center, Boston, Massachusetts 02111.

(6)
On February 12, 2009, Capital World Investors (“Capital World”), a division of Capital Research and Management Company, filed Amendment No. 1 to Schedule 13G with the SEC reporting beneficial ownership with respect to 6,500,000 ADSs, consisting of 6,500,000 ADSs for which Capitol World has sole voting and sole dispositive power. This information is reported in reliance on such filing. Capital World is deemed to be the beneficial owner of 6,500,000 ADSs as a result of Capital Research Management Company acting as investment adviser to various investment companies. The address of Capital World is 333 South Hope Street, Los Angeles, California 90071.

(7)
Represents 2,246,323 ADSs issuable upon exercise of share options held by Mr. Moran, 11 ADSs held by Mr. Moran’s wife, 6,353 ADSs beneficially owned by Mr. Moran's wife as trustee of the Susan M. Moran Revocable Trust and 2,367 ADSs held in a family trust which Mr. Moran is a trustee.

(8)	Includes 85,000 ADSs issuable upon exercise of share options held by Mr. Gross.

(9)	Represents 95,000 ADSs issuable upon exercise of share options held by Mr. Krzywicki.

(10)	Includes 85,000 ADSs issuable upon exercise of share options held by Dr. von Prondzynski.

(11)	Represents 85,000 ADSs issuable upon exercise of share options held by Mr. Edelstein.

(12)	Includes 75,000 ADSs issuable upon exercise of share options held by Mr. Meagher.

(13)
Includes 1,355,364 ADSs issuable upon exercise of share options held by Mr. McDonald, 1,953 ADSs beneficially owned by Mr. McDonald’s wife, as trustee for the benefit of Mr. McDonald’s family and 1,953 ADSs owned by Mr. McDonald’s daughter. Mr. McDonald disclaims beneficial ownership of the shares held in trust and by his daughter.

(14)
Includes 879,223 ADSs issuable upon exercise of share options held by Mr. Townsend and 57,050 ADSs beneficially owned by Mr. Townsend’s wife as trustee of the MCM Trust. Mr. Townsend disclaims beneficial ownership of the shares held in trust.

(15)
Includes 856,859 ADSs issuable upon exercise of share options held by Mr. Nine and 43,714 ADSs held by Mr. Nine’s wife as trustee of the Kimberly M. Nine Revocable Trust. Mr. Nine disclaims beneficial ownership of the shares held in trust.

(16)	Represents 205,889 ADSs issuable upon exercise of share options held by Mr. Darcy.

(17)	Includes 6,103,345 ADSs issuable upon exercise of share options by all current directors and officers as a group.

Equity Compensation Plan Information

The following table provides information about the ordinary shares authorized for issuance under our equity compensation plans as of January 31, 2009.

Plan Category (1)	(a) Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding options, Warrants and Rights ($)		(c) Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	6,240,453	(2)	6.55	(2)	3,321,387	(3)

Equity compensation plans not approved by security holders	2,779,646	(4)	11.77		—

	9,020,099		8.16		3,321,387
     ______________
(1)
This table excludes an aggregate of 4,004,057 ordinary shares issuable upon exercise of options that we assumed in connection with our merger with SkillSoft Corporation. The weighted average exercise price of the excluded options is $6.13 per share. We assumed the SkillSoft Corporation 1998 and 2001 Stock Incentive Plans and the Books24x7.com, Inc. 1994 Stock Option Plan only insofar as they related to options outstanding under the plans at the time of the merger, and we may not grant any future options under any of those plans.

(2)	Excludes ordinary shares issuable under our 2004 Employee Stock Purchase Plan in connection with the current offering period; such ordinary shares are included in column (c).
(3)
Consists of 1,866,388 ordinary shares reserved for issuance under the 2002 Share Option Plan (the “2002 Plan”), 1,256,249 ordinary shares reserved for issuance under the 2004 Employee Share Purchase Plan and 198,750 ordinary shares reserved for issuance under the 2001 Outside Director Plan.

(4)	Consists of 2,779,646 ordinary shares subject to outstanding options under our 1996 Supplemental Stock Plan (the “1996 Plan”).

We assumed the 1996 Plan in connection with our merger with SmartForce in 2002. Under the 1996 Plan, all employees, with the exception of directors and executive officers were eligible to receive grants of nonstatutory options. The 1996 Plan expired in October 2006.

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

If a related person proposes to enter into such a transaction, arrangement or relationship, which we refer to as a “related person transaction,” the related person must report the proposed related person transaction to our Vice President, Administration. The policy calls for the proposed related person transaction to be reviewed and, if deemed appropriate, approved by the Board of Directors’ Audit Committee. Whenever practicable, the reporting, review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the committee will review, and, in its discretion, may ratify the related person transaction. The policy also permits the chairman of the audit committee to review and, if deemed appropriate, approve proposed related person transactions that arise between audit committee meetings, subject to ratification by the audit committee at its next meeting. Any related person transactions that are ongoing in nature will be reviewed annually.

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

●
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

●	a transaction that is specifically contemplated by provisions of our Articles of Association or Memorandum of Association.

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

Our Board has determined that none of Messrs. Gross, Boyce, Krzywicki, Meagher or von Prondzynski has a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as defined under Rule 4200(a)(15) of the NASDAQ Stock Market, Inc. Marketplace Rules and our Corporate Governance Guidelines.

Item 14. Principal Accountant Fees and Services; Auditors’ Fees

The following table summarizes the fees of Ernst & Young, our registered public accounting firm, billed to us for each of the last two fiscal years.

Fee Category	Fiscal Year Ended January 31, 2009	Fiscal Year Ended January 31, 2008
Audit Fees (1)	$1,664,000	$1,853,000
Audit-Related Fees (2)	$20,000	$252,835
Tax Fees (3)	$1,780,000	$634,500

Total Fees	$3,464,000	$2,740,335
    ______________
(1)
Audit fees consist of fees for the audit of our financial statements, the audit of our internal control over financial reporting, the review of the interim financial statements in our quarterly reports on Form 10-Q, other professional services provided or accrued for in connection with statutory and regulatory filings or engagements for the fiscal years ended January 31, 2009 and January 31, 2008.

(2)
Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees.” These services relate to accounting consultations and employee benefit plan audits. Due diligence and related work performed in connection with the acquisition of NETg, which closed on May 14, 2007, totaled approximately $239,000 for the fiscal year ended January 31, 2008.

(3)
Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to preparation of original and amended tax returns and claims for refunds, accounted for $242,000 of the total tax fees billed in the fiscal year ended January 31, 2009 and $167,500 of the total tax fees billed in the fiscal year ended January 31, 2008. Tax advice and tax planning services relate to a transfer pricing analysis, tax advice, assistance with tax audits and appeals, tax advice related to mergers and acquisitions, employee benefit plans and requests for rulings or technical advice related to matters concerning various taxing authorities.

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

The Audit Committee has also delegated to the Chair of the Audit Committee the authority to approve any audit or non-audit services to be provided to us by our registered public accounting firm. Any approval of services by the Chair of the Audit Committee pursuant to this delegated authority is reported on and ratified at the next meeting of the Audit Committee.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	Documents Filed as a Part of our Annual Report on Form 10-K filed with the SEC on April 1, 2009:

1.	Financial Statements. The following documents are filed as Appendix B to our Annual Report on Form 10-K filed with the SEC on April 1, 2009 and are included as part of such report:

Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss
Consolidated Statements of Cash Flows
Notes to the Consolidated Financial Statements

2.
Financial Statement Schedules. All Financial Statement Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included in our Annual Report on Form 10-K filed with the SEC on April 1, 2009

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

Date: May 28, 2009

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

10.9*	2002 Share Option Plan, as amended December 15, 2006.
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

10.14**†	Employment Agreement dated January 12, 1998 between SkillSoft Corporation and Mark A. Townsend, as amended December 29, 2008.
10.15**†	Employment Agreement dated January 12, 1998 between SkillSoft Corporation and Thomas J. McDonald, as amended December 23, 2008.
10.16**†	Employment Agreement dated effective September 6, 2002 between SkillSoft PLC and Colm Darcy, as amended December 23, 2008.
10.17**†	Form of Indemnification Agreement by and between SkillSoft Corporation and its directors and officers dated as of March 2009.
10.18
Lease agreement, dated June 9, 2004, as amended, by and between Hewlett-Packard Company and SkillSoft Corporation (Incorporated by reference to Exhibit 10.19 to SkillSoft PLC’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006 as filed with the Securities and Exchange Commission on April 13, 2006 (File No. 000-25674)).

10.19**
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

10.22**
Summary of Fiscal 2008 Executive Incentive Compensation Program. (Incorporated by reference to Exhibit 99.1 to SkillSoft PLC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 25, 2007 (File No. 000-25674)).

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

10.27
Summary of Fiscal 2009 Executive Cash Incentive Compensation Program (Incorporated by reference to Exhibit 99.1 to SkillSoft PLC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 17, 2008 (File No. 000-25674)).

21.1†	List of Significant Subsidiaries.
23.1†	Consent of Ernst & Young LLP
31.1†	Certification of SkillSoft PLC’s Chief Executive Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2†	Certification of SkillSoft PLC’s Chief Financial Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.3*	Certification of SkillSoft PLC’s Chief Executive Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.4*	Certification of SkillSoft PLC’s Chief Financial Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

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

__________

†	Filed with our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2009.

*	Filed herewith.

**	Denotes management or compensatory plan or arrangement required to be filed by registrant pursuant to Item 15(c) of this report on Form 10-K.