Form 10-Q
period 2009-04-30
SKILLSOFT PUBLIC LIMITED CO
filed 2009-06-09
CIK 940181

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(MARK ONE)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2009

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

On June 5, 2009, the registrant had outstanding 96,491,668 Ordinary Shares (issued or issuable in exchange for the registrant’s outstanding American Depositary Shares).

SKILLSOFT PLC

FORM 10-Q
FOR THE QUARTER ENDED APRIL 30, 2009

PART I

ITEM 1. — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SKILLSOFT PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	APRIL 30, 2009 (Unaudited)	JANUARY 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$76,789	$37,853
Short-term investments	599	1,099
Restricted cash	3,828	3,790
Accounts receivable, net	66,147	146,362
Prepaid expenses and other current assets	17,387	18,286
Deferred tax assets	27,076	26,444
Total current assets	191,826	233,834
Property and equipment, net	7,316	7,661
Intangible assets	10,986	13,472
Goodwill	238,550	238,550
Deferred tax assets	70,457	78,223
Other assets	6,825	3,360
Total assets	$525,960	$575,100
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long term debt	$1,070	$1,253
Accounts payable	2,190	5,648
Accrued compensation	6,225	13,513
Accrued expenses	18,190	23,760
Deferred revenue	173,958	201,518
Total current liabilities	201,633	245,692

Long term debt	104,021	122,131
Other long term liabilities	3,515	3,221
Total long term liabilities	107,536	125,352
Commitments and contingencies (Note 11)
Shareholders’ equity:
Ordinary shares, €0.11 par value: 250,000,000 shares authorized; 97,986,914 and 98,892,249 shares issued at April 30, 2009 and January 31, 2009, respectively	10,467	10,600
Additional paid-in capital	504,754	509,177
Treasury stock, at cost, 941,054 and 830,802 ordinary shares at April 30, 2009 and January 31, 2009, respectively	(7,102)	(5,317)
Accumulated deficit	(292,095)	(310,874)
Accumulated other comprehensive income	767	470
Total shareholders’ equity	216,791	204,056
Total liabilities and shareholders’ equity	$525,960	$575,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(UNAUDITED, IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	THREE MONTHS ENDED APRIL 30,
	2009	2008

Revenue	$76,439	$81,643
Cost of revenue (1)	7,473	8,808
Cost of revenue – amortization of intangible assets	32	1,740
Gross profit	68,934	71,095
Operating expenses:
Research and development (1)	8,998	13,480
Selling and marketing (1)	22,411	29,700
General and administrative (1)	7,757	8,892
Amortization of intangible assets	2,455	2,997
Merger and integration related expenses	—	520
Restructuring	52	—
SEC investigation	—	62
Total operating expenses	41,673	55,651
Operating income	27,261	15,444
Other expense, net	(618)	(403)
Interest income	70	617
Interest expense	(2,445)	(3,986)
Income before provision for income taxes from continuing operations	24,268	11,672
Provision for income taxes	5,489	4,506
Income from continuing operations	$18,779	$7,166
Loss from discontinued operations, net of income tax benefit of $61	—	(93)
Net income	$18,779	$7,073
Net income per share (Note 9):
Basic – continuing operations	$0.19	$0.07
Basic – discontinued operations	$—	$—
	$0.19	$0.07
Basic weighted average shares outstanding	97,740,295	105,290,444
Diluted – continuing operations	$0.19	$0.07
Diluted – discontinued operations	$—	$—
	$0.19	$0.06
Diluted weighted average shares outstanding	99,095,854	109,937,385
____________
(1)	Stock-based compensation included in cost of revenue and operating expenses:

	THREE MONTHS ENDED APRIL 30,
	2009	2008
Cost of revenue	$21	$44
Research and development	269	237
Selling and marketing	635	578
General and administrative	696	745

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, IN THOUSANDS)

	THREE MONTHS ENDED APRIL 30,
	2009	2008
Cash flows from operating activities:
Net income	$18,779	$7,073
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	1,621	1,604
Depreciation and amortization	1,283	1,476
Amortization of intangible assets	2,487	4,737
Recovery of bad debts	(37)	(123)
Provision for income tax — non-cash	3,288	3,565
Non-cash interest expense	297	284
Tax benefit related to exercise of non-qualified stock options	(5)	(173)
Changes in current assets and liabilities:
Accounts receivable	81,169	71,508
Prepaid expenses and other current assets	985	2,913
Accounts payable	(3,429)	497
Accrued expenses, including long-term	(12,271)	(12,806)
Deferred revenue	(29,183)	(33,902)
Net cash provided by operating activities	64,984	46,653
Cash flows from investing activities:
Purchases of property and equipment	(986)	(1,258)
Cash paid for business acquisitions	—	(250)
Purchases of investments	(600)	(9,750)
Maturity of investments	1,100	9,425
Increase in restricted cash, net	(38)	(65)
Net cash used in investing activities	(524)	(1,898)
Cash flows from financing activities:
Exercise of stock options	269	4,213
Proceeds from employee stock purchase plan	1,164	2,012
Principal payment on long term debt	(18,293)	(24,500)
Acquisition of treasury stock	(9,399)	(12,153)
Tax benefit related to exercise of non-qualified stock options	5	173
Net cash used in financing activities	(26,254)	(30,255)
Effect of exchange rate changes on cash and cash equivalents	730	323
Net increase in cash and cash equivalents	38,936	14,823
Cash and cash equivalents, beginning of period	37,853	76,059
Cash and cash equivalents, end of period	$76,789	$90,882

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

2. BASIS OF PRESENTATION

The accompanying, unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all material adjustments (consisting only of those of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of April 30, 2009 and the results of its operations and cash flows for the three months ended April 30, 2009 and 2008. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. Certain presentational changes have been made to the prior year condensed consolidated statements of cash flows related to discontinued operations to conform with the current year presentation. Certain reclassifications have been made to the prior year condensed consolidated income statements between interest expense and other expense, net to conform with the current year presentation.

3. CASH, CASH EQUIVALENTS, RESTRICTED CASH AND INVESTMENTS

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. At April 30, 2009, cash equivalents consisted mainly of commercial paper. At January 31, 2009, cash equivalents consisted mainly of commercial paper and federal agency notes.

At April 30, 2009, the Company had approximately $3.8 million of restricted cash; approximately $2.7 million is held voluntarily to defend named former executives and board members of SmartForce PLC for actions arising out of an SEC investigation and litigation related to the 2002 securities class action and approximately $1.1 million is held in certificates-of-deposits with a commercial bank pursuant to terms of certain facilities lease agreements.

The Company accounts for certain investments in commercial paper, corporate debt securities, certificates-of-deposit and federal agency notes in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). Under SFAS 115, securities that the Company does not intend to hold to maturity or for trading purposes are reported at market value, and are classified as available for sale. At April 30, 2009, the Company’s investments were classified as available for sale and had an average maturity of approximately 10 days.

4. REVENUE RECOGNITION

The Company generates revenue primarily from the license of its products, the provision of professional services and from the provision of hosting/application service provider (ASP) services.

The Company follows the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9, as well as Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” and SEC Staff Accounting Bulletin (SAB) No. 104 (SAB 104), “Revenue Recognition,” to account for revenue derived pursuant to license agreements under which customers license the Company’s products and services. The pricing for the Company’s courses varies based upon the content offering selected by a customer, the number of users within the customer’s organization and the term of the license agreement (generally one, two or three years). License agreements permit customers to exchange course titles, generally on the contract anniversary date. Hosting services are sold separately for an additional fee. A license can provide customers access to a range of learning products including courseware, Referenceware®, simulations, mentoring and prescriptive assessment.

The Company offers discounts from its ordinary pricing, and purchasers of licenses for a larger number of courses, larger user bases or longer periods of time generally receive discounts. Generally, customers may amend their license agreements, for an additional fee, to gain access to additional courses or product lines and/or to increase the size of the user base. The Company also derives revenue from hosting fees for clients that use its solutions on an ASP basis and from the provision of professional services. In selected circumstances, the Company derives revenue on a pay-for-use basis under which some customers are charged based on the number of courses accessed by its users.

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

The Company also derives revenue from extranet hosting/ASP services, which is recognized on a straight-line basis over the period the services are provided. Upfront fees are recorded as revenue over the contract period.

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

SkillSoft contracts often include an uptime guarantee for solutions hosted on the Company’s servers whereby customers may be entitled to credits in the event of non-performance. The Company also retains the right to remedy any nonperformance event prior to issuance of any credit. Historically, the Company has not incurred substantial costs relating to this guarantee and the Company currently accrues for such costs as they are incurred. The Company reviews these costs on a regular basis as actual experience and other information becomes available; and should these costs become substantial, the Company would accrue an estimated exposure and consider the potential related effects of the timing of recording revenue on its license arrangements. The Company has not accrued any costs related to these warranties in the accompanying condensed consolidated financial statements.

5. SHAREHOLDERS’ EQUITY

    (a)           ADS Repurchase Program

On April 8, 2008, the Company’s shareholders approved a program for the repurchase by the Company of up to an aggregate of 10,000,000 ADSs. On September 24, 2008, the Company’s shareholders approved an increase in the number of shares that may be repurchased under the program to 25,000,000 and an extension of the repurchase program until March 23, 2010. As of April 30, 2009, 12,617,631 shares remain available for repurchase, subject to certain limitations, under the shareholder approved repurchase program.

During the three months ended April 30, 2009, the Company repurchased a total of 1,285,054 shares for a total purchase price, including commissions, of $9.4 million. The Company retired 1,174,802 shares during the three months ended April 30, 2009, including 830,802 shares repurchased in the prior fiscal year. As of April 30, 2009, 941,054 of the repurchased shares had not yet been retired or canceled and were held as treasury shares at cost. The Company retired these shares in the second quarter of fiscal 2010.

    (b)           Share Based Compensation

The Company has two share-based compensation plans under which employees, officers, directors and consultants may be granted options to purchase the Company’s ordinary shares, generally at the market price on the date of grant. The options become exercisable over various periods, typically four years, and have a maximum term of ten years. As of April 30, 2009, 2,029,826 ordinary shares remain available for future grant under the Company’s share option plans. Please see Note 9 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K as filed with the SEC on April 1, 2009 for a detailed description of the Company’s share option plans.

A summary of share option activity under the Company’s plans during the three months ended April 30, 2009 is as follows:

Share Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 31, 2009	13,024,156	$7.54	3.91	$16,075
Granted	60,000	4.17
Exercised	(64,806)	4.15
Forfeited	(22,917)	5.60
Expired	(38,616)	12.09
Outstanding, April 30, 2009	12,957,817	$7.53	3.71	$29,405
Exercisable, April 30, 2009	10,236,555	$7.97	3.48	$22,295
Vested and Expected to Vest, April 30, 2009 (1)	12,581,567	$7.60	3.69	$28,194
____________
(1)
Represents the number of vested options as of April 30, 2009 plus the number of unvested options as of April 30, 2009 that are expected to vest, adjusted for an estimated forfeiture rate of 15.4%. The Company recognizes expense incurred under SFAS No. 123(R) on a straight line basis. Due to the Company’s vesting schedule, expense is incurred on options that have not yet vested but which are expected to vest in a future period. The options for which expense has been incurred but have not yet vested are included above as options expected to vest.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the shares on April 30, 2009 of $8.42 and the exercise price of each in-the-money option) that would have been realized by the option holders had all option holders exercised their options on April 30, 2009.

The total intrinsic value of options exercised during the three months ended April 30, 2009 and 2008 was approximately $0.2 million and $5.7 million, respectively. The weighted average grant date fair value of options granted as calculated by Black-Scholes option pricing model during the three months ended April 30, 2009 and 2008 was $3.19 and $3.84 per share, respectively.

6. SPECIAL CHARGES

MERGER AND EXIT COSTS

(a)           Merger and Exit Costs Recognized as Liabilities in Purchase Accounting

The Company’s merger and exit liabilities, which include previous merger and acquisition transactions, are recorded in accrued expenses (see Note 13) and long-term liabilities. Activity in the three month period ended April 30, 2009 is as follows (in thousands):

	CLOSEDOWN OF FACILITIES	OTHER	TOTAL
Merger and exit accrual January 31, 2009	$1,594	$77	$1,671
Payments made	(51)	2	(49)
Merger and exit accrual April 30, 2009	$1,543	$79	$1,622

The Company anticipates that the remainder of the merger and exit accrual will be paid by October 2011 as follows (in thousands):

Year Ended January 31, 2010 (remaining 9 months)	$326
Year Ended January 31, 2011	1,296
Total	$1,622

(b)           Discontinued Operations

In connection with the NETg acquisition, the Company decided to discontinue four businesses acquired from NETg because the Company believed these product offerings did not represent areas that could grow in a manner consistent with the Company’s operating model or be consistent with the Company’s profit model or strategic initiatives. The businesses that were identified as discontinued operations were Financial Campus, NETg Press, Interact Now and Wave.

Summarized results of operations for discontinued operations for the three months ended April 30, 2008 is as follows (in thousands):

THREE MONTHS ENDED APRIL 30, 2008
Revenue from discontinued operations	$181
Loss from discontinued operations before income taxes	(154)
Income tax benefit	(61)
Loss from discontinued operations	$(93)

 (c)          Restructuring

On January 19, 2009, the Company committed to a reduction in force with respect to a total of approximately 120 employees in the United States, Canada, Ireland and the United Kingdom. The decision was based on a review of various cost savings initiatives undertaken in connection with the development of the Company’s budget and operating plan for fiscal 2010. The Company also recorded a $52 thousand restructuring charge for the three months ended April 30, 2009, which is included in the statement of income as restructuring, related to a further reduction in force of 6 employees in its Australia office, which was communicated on March 4, 2009. Substantially all of this charge represents the severance cost of terminated employees.

Activity in the Company’s restructuring accrual was as follows (in thousands):

Restructuring accrual as of January 31, 2009	$1,112
Payments made	(1,137)
Restructuring charges incurred	52
Restructuring accrual as of April 30, 2009	$27

The Company anticipates that the remainder of the restructuring accrual will be paid out in fiscal 2010.

7. GOODWILL AND INTANGIBLE ASSETS

Intangible assets are as follows (in thousands):

	APRIL 30, 2009			JANUARY 31, 2009
	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT
Internally developed software/courseware	$38,717	$38,493	$224	$38,717	$38,462	$255
Customer contracts	36,848	28,366	8,482	36,848	26,938	9,910
Non-compete agreement	6,900	5,520	1,380	6,900	4,830	2,070
Trademarks and trade names	2,725	2,725	—	2,725	2,388	337
Books trademark	900	—	900	900	—	900
	$86,090	$75,104	$10,986	$86,090	$72,618	$13,472

Trademarks of $0.9 million relating to Books24X7 are considered indefinite-lived and accordingly no amortization expense is recorded.

There was no change in goodwill at April 30, 2009 from the amount recorded at January 31, 2009.

The Company will be conducting its annual impairment test of goodwill for fiscal 2010 in the fourth quarter. There were no indicators of impairment in the first quarter of fiscal 2010.

8. COMPREHENSIVE INCOME

SFAS No. 130, “Reporting Comprehensive Income,” requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period resulting from transactions, other events and circumstances related to non-owner sources. Comprehensive income for the three months ended April 30, 2009 and 2008 was as follows (in thousands):

	THREE MONTHS ENDED APRIL 30,
	2009	2008
Comprehensive income:
Net income	$18,779	$7,073
Other comprehensive income/(loss):
Foreign currency adjustment, net of tax	(80)	390
Change in fair value of interest rate hedge, net of tax	377	370
Unrealized losses on available-for-sale securities	—	(15)
Comprehensive income	$19,076	$7,818

9. NET INCOME PER SHARE

Basic net income per share was computed using the weighted average number of shares outstanding during the period. Diluted net income per share was computed by giving effect to all dilutive potential shares outstanding. The weighted average number of shares outstanding used to compute basic net income per share and diluted net income per share was as follows:

	THREE MONTHS ENDED APRIL 30,
	2009	2008

Basic weighted average shares outstanding	97,740,295	105,290,444
Effect of dilutive shares outstanding	1,355,559	4,646,941
Weighted average common shares outstanding, as adjusted	99,095,854	109,937,385

The following share equivalents have been excluded from the computation of diluted weighted average shares outstanding for the three months ended April 30, 2009 and 2008, respectively, as they would be anti-dilutive:

	THREE MONTHS ENDED APRIL 30,
	2009	2008
Options excluded	7,776,273	2,957,632

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

The provision for income tax in the three months ended April 30, 2009 was $5.5 million, which consisted of a cash tax provision of $2.2 million and a non-cash tax provision of $3.3 million. The non-cash tax provision of $3.3 million was reduced by approximately $0.4 million due to an adjustment made to the Company’s foreign based tax accruals. The non-cash tax provision relates to the expected utilization of U.S. and Irish NOL carryforwards and other net deferred tax assets in the current fiscal year.

At April 30, 2009, the Company’s unrecognized tax benefits and related interest and penalties totaled $2.7 million, all of which, if recognized, would affect the Company’s effective tax rate. As of April 30, 2009, the Company had approximately $0.6 million of accrued interest related to uncertain tax positions.

In the normal course of business, the Company is subject to examination by taxing authorities in such major jurisdictions as Ireland, the United Kingdom, Germany, Australia, Canada and the U.S. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations for years before fiscal 2004 in these major jurisdictions.

11. COMMITMENTS AND CONTINGENCIES

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

12. GEOGRAPHICAL DISTRIBUTION OF REVENUE

The Company attributes revenue to different geographical areas on the basis of the location of the customer. Revenues by geographical area for the three month periods ended April 30, 2009 and 2008 were as follows (in thousands):

	THREE MONTHS ENDED APRIL 30,
	2009	2008
Revenue:
United States	$58,712	$59,052
United Kingdom	8,588	11,832
Canada	2,693	3,492
Europe, excluding United Kingdom	2,104	1,838
Australia/New Zealand	2,751	3,883
Other	1,591	1,546
Total revenue	$76,439	$81,643

Long-lived tangible assets at non-US locations are not significant.

13. ACCRUED EXPENSES

Accrued expenses in the accompanying condensed combined balance sheets consisted of the following (in thousands):

	APRIL 30, 2009	JANUARY 31, 2009
Professional fees	$2,493	$4,237
Sales tax payable/VAT payable	1,252	3,806
Accrued royalties	2,213	1,650
Interest rate swap liability	953	1,581
Accrued tax	2,866	854
Other accrued liabilities	8,413	11,632
Total accrued expenses	$18,190	$23,760

14. OTHER ASSETS

Other assets in the accompanying condensed consolidated balance sheets consist of the following (in thousands):

	APRIL 30, 2009	JANUARY 31, 2009
Debt financing cost – long term (See Note 17)	2,927	3,211
Deferred charge	3,734	—
Other	164	149
Total other assets	$6,825	$3,360

15. OTHER LONG TERM LIABILITIES

Other long term liabilities in the accompanying condensed consolidated balance sheets consist of the following (in thousands):

	APRIL 30, 2009	JANUARY 31, 2009
Merger accrual – long term	1,296	1,189
Uncertain tax positions including interest and penalties – long term	1,978	1,714
Other	241	318
Total other long-term liabilities	$3,515	$3,221

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the Company’s fair value hierarchy in accordance with SFAS 157, Fair Value Measurements,” for its financial assets and liabilities measured at fair value as of April 30, 2009 (in thousands):

	April 30, 2009	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash equivalents (1)	$1,000	$1,000	$—	$—
Available for sale securities (2)	$599	$599	$—	$—

Financial Liabilities:
Interest rate swap agreement (Note 18)	$953	$—	$953	$—

(1) Consists of high-grade commercial paper notes with original and remaining maturities of less than 90 days.

(2) Consists of high-grade commercial paper with original maturities of 90 days or more and remaining maturities of less than 365 days.

17. CREDIT FACILITIES

The Company has an agreement (the Credit Agreement), as amended, with certain lenders (the Lenders) providing for a $225 million senior secured credit facility comprised of a $200 million term loan facility and a $25 million revolving credit facility. The term loan was used to finance the NETg acquisition and the revolving credit facility may be used for general corporate purposes. There are no amounts outstanding under the revolving credit facility.

The term loan bears interest at a rate per annum equal to, at the Company’s election, (i) a base rate (3.25% at April 30, 2009) plus a margin of 2.50% or (ii) adjusted LIBOR (1.22% at April 30, 2009) plus a margin of 3.50%. The Company is required to maintain certain financial covenants under the credit facility, for which the Company was in compliance during the three months ended April 30, 2009.

In connection with the Credit Agreement and the amendment, the Company incurred debt financing costs of $6.2 million which were capitalized and are being amortized as additional interest expense over the term of the loans using the effective-interest method. During the three months ended April 30, 2009, the Company paid approximately $1.6 million in interest. The Company recorded $0.3 million of amortized interest expense related to the capitalized debt financing costs for both the three months ended April 30, 2009 and 2008. As of April 30, 2009, total unamortized debt financing costs of $1.0 million and $2.9 million are recorded within prepaid expenses and other current assets and non-current other assets, respectively, based on scheduled future amortization.

During the three months ended April 30, 2009, the Company paid $18.3 million against the term loan amount. As a result, the balance outstanding under the term loan was $105.1 million at April 30, 2009, with a weighted average interest rate for the three month period ended April 30, 2009 of 7.15%.

Future scheduled minimum payments under this credit facility are as follows (in thousands):

Fiscal 2010 (remaining 9 months)	$802
Fiscal 2011	1,070
Fiscal 2012	1,070
Fiscal 2013	1,070
Thereafter	101,079
Total	$105,091

18. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding as well as the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The Company assesses the effectiveness of each hedging relationship by using a regression analysis of the changes in fair value or cash flows of the derivative hedging instrument and the changes in fair value or cash flows of the designated hedged item or transaction. The effective portion of changes in the fair value of derivatives designated as and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended April 30, 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on cash flow hedges was recognized during the three months ended April 30, 2009.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The current interest rate swap held by the Company matures on December 31, 2009. For the period from May 1, 2009 through December 31, 2009, the Company estimates that an additional $1.0 million will be recorded as an increase to interest expense.

As of April 30, 2009, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivates	Notional (in thousands)	Effective Date	Maturity Date	Index	Strike Rate
Interest Rate Swap	$59,600	May 14, 2007	December 31, 2009	3 Month LIBOR	5.1015%

The following table summarizes the location of the fair value of the Company’s derivative instruments within the condensed consolidated balance sheets as of April 30, 2009, and January 31, 2009 (in thousands):

	Balance Sheet Location	April 30, 2009	January 30, 2009
Liabilities:
Derivative instruments designated as a cash flow instruments under SFAS 133:
Interest rate swap contracts	Accrued expenses	$953	$1,581
Total assets		$953	$1,581

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statement of Income for the three months ended April 30, 2009 (in thousands):

	Location of Gain (Loss) Reclassified from AOCI into Net Income	Amount of Gain(Loss) Recognized in OCI	Amount of Gain(Loss) Reclassified from AOCI into Net Income
Interest rate swap contracts	Interest Expense	$(46)	$(673)
Total		$(46)	$(673)

As of April 30, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these instruments was $1.2 million. As of April 30, 2009, the Company had not posted any collateral related to these instruments. If the Company had breached any of these provisions at April 30, 2009, it would have been required to settle its obligations under the instruments at their termination value of $1.2 million.

19. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (revised), “Business Combinations” (SFAS 141(R)). SFAS 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. Adoption of SFAS 141(R) on February 1, 2009 did not have a material impact on the Company’s financial position or results of operations. The adoption of SFAS 141(R) will have an impact on the Company’s accounting for business combinations occurring on or after the adoption date, but the effect will be dependent on the acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). SFAS 160 changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. Adoption of SFAS 160 on February 1, 2009 did not have a material impact on the Company’s financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of Statement 133 and related hedged items accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). SFAS 161 requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. Adoption of SFAS 161 on February 1, 2009 did not have a material impact on the Company’s financial position or results of operations.

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142’s entity-specific factors. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2009. Adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements when it becomes effective.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the U.S. SFAS 162 is effective 60 days following the SEC approval of Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not anticipate that SFAS 162 will have a material impact on the Company’s financial statements.

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

From time to time, including in this Quarterly Report on Form 10-Q, we may make forward-looking statements relating to such matters as anticipated financial performance, business prospects, strategy, plans, regulatory, market and industry trends, and similar matters. The Private Securities Litigation Reform Act of 1995 and federal securities laws provides a safe harbor for forward-looking statements. We note that a variety of factors, including known and unknown risks and uncertainties as well as incorrect assumptions, could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The factors that may affect the operations, performance, development and results of our business include those discussed under Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

As used in this Form 10-Q, “we”, “us”, “our”, “SkillSoft” and “the Company” refer to SkillSoft Public Limited Company and its subsidiaries; and references to our fiscal year refer to the fiscal year ended on January 31 of that year (e.g., fiscal 2009 is the fiscal year ended January 31, 2009).

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

We account for software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (SFAS 86), which requires the capitalization of certain computer software development costs incurred after technological feasibility is established. No software development costs incurred during the three months ended April 30, 2009 met the requirements for capitalization in accordance with SFAS 86.

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

BUSINESS OUTLOOK

In the three months ended April 30, 2009, we generated revenue of $76.4 million as compared to $81.6 million in the three months ended April 30, 2008. We reported operating income in the three months ended April 30, 2009 of $27.3 million as compared to $15.4 million in the three months ended April 30, 2008. We reported net income in the three months ended April 30, 2009 of $18.8 million as compared to $7.1 million in the three months ended April 30, 2008.

While we have achieved increased operating income and net income from last fiscal year’s comparable period, we have experienced during the last nine months a significantly more cautious customer spending environment due to the current challenging global economic climate. In addition, we continue to find ourselves in a challenging business environment due to (i) budgetary constraints on information technology (IT) spending by our current and potential customers, (ii) price competition and value-based competitive offerings from a broad array of competitors in the learning market and (iii) the relatively slow overall market adoption rate for e-learning solutions. In recent months, the challenging U.S. and global economic environment has put additional pressure on potential budgetary constraints on IT and spending by our current and potential customers. While we have seen some customers put spending on hold, we have seen others increase spending and utilize e-learning as a cost effective alternative to traditional learning. Despite these challenges, our core business so far this fiscal year has performed in accordance with our expectations. We currently expect our revenue to decline approximately 5% to 9% this fiscal year as compared to last fiscal year primarily due to recent changes in foreign exchange rates and the negative effect they have on our international subsidiaries’ revenue when converted to U.S. dollars. However, given the volatility of foreign exchange rates, our forward-looking estimates, which are based on January 31, 2009 rates, could change materially. Despite the expected decrease in revenue, we anticipate an increase in our operating income and net income this fiscal year as compared to last fiscal year, primarily due to a number of actions we took in the fourth quarter of fiscal 2009 to reduce our cost structure. These cost-saving initiatives allow us flexibility to manage our costs in light of the difficult economic conditions we are facing. Despite these cost-savings initiatives, we have recently added, and will continue to add, additional sales resources in response to the cautious customer spending environment, including our telesales business unit to continue pursuing the small and medium-sized business markets.

In fiscal 2010 we will continue to focus on revenue and earnings growth primarily by:

●	cross selling and up selling;
●	looking at new markets;
●	acquiring new customers;
●	carefully managing our spending
●	continuing to execute on our new product and telesales distribution initiatives; and
●	continuing to evaluate merger and acquisition and possible partnership opportunities that could contribute to our long-term objectives.

CRITICAL ACCOUNTING POLICIES

We believe that our critical accounting policies are those related to revenue recognition, amortization of intangible assets and impairment of goodwill, share-based compensation, deferral of commissions, restructuring charges, legal contingencies and income taxes. We believe these accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require application of significant judgment by our management. In applying these policies, management uses its judgment in making certain assumptions and estimates. Our critical accounting policies are more fully described under the heading “Summary of Significant Accounting Policies” in Note 2 of the Notes to the Consolidated Financial Statements and under “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K as filed with the SEC on April 1, 2009. The policies set forth in our Form 10-K have not changed.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2009 VERSUS THREE MONTHS ENDED APRIL 30, 2008

Revenue

	THREE MONTHS ENDED APRIL 30,		DOLLAR INCREASE/(DECREASE)	PERCENT CHANGE
	2009	2008
(In thousands, except percentages)
Revenue	$76,439	$81,643	$(5,204)	(6)%
Operating income	27,261	15,444	11,817	77%

The decrease in revenue for the three months ended April 30, 2009 versus April 30, 2008 was primarily due to the negative effect foreign exchange rates had on our international subsidiaries’ revenue when converted to U.S. dollars.

	THREE MONTHS ENDED APRIL 30,		DOLLAR INCREASE/(DECREASE)	PERCENT CHANGE
	2009	2008
(In thousands, except percentages)
Revenue:
United States	$58,712	$59,052	$(340)	(1)%
International	17,727	22,591	(4,864)	(22)%
Total	76,439	81,643	(5,204)	(6)%

The decrease in revenue internationally for the three months ended April 30, 2009 versus April 30, 2008 was primarily the result of the negative effect of foreign exchange rates as described above.

Costs and Expenses

	THREE MONTHS ENDED APRIL 30,		DOLLAR INCREASE/(DECREASE)	PERCENT CHANGE
	2009	2008
(In thousands, except percentages)
Cost of revenue	$7,473	$8,808	$(1,335)	(15)%
As a percentage of revenue	10%	11%
Cost of revenue – amortization of intangible assets	32	1,740	(1,708)	(98)%
As a percentage of revenue	—	2%

The decrease in cost of revenue in the three months ended April 30, 2009 versus the three months ended April 30, 2008 was primarily due to a reduction in personnel as a result of our recent cost-saving initiatives carried out in the fourth quarter of fiscal 2009. In addition we had a reduction in outside contractor costs and maintenance fees primarily due to the completion during fiscal 2009 of certain NETg integration initiatives in the three months ended April 30, 2008.

The decrease in cost of revenue - amortization of intangible assets in the three months ended April 30, 2009 versus the three months ended April 30, 2008 was primarily due to certain intangible assets becoming fully amortized during fiscal 2009.

	THREE MONTHS ENDED APRIL 30,		DOLLAR INCREASE/(DECREASE)	PERCENT CHANGE
	2009	2008
(In thousands, except percentages)
Research and development	$8,998	$13,480	$(4,482)	(33)%
As a percentage of revenue	12%	17%

The decrease in research and development expense in the three months ended April 30, 2009 versus the three months ended April 30, 2008 was primarily due to a reduction in outsourced development fees of $2.9 million as well as a decrease in compensation and benefits expense of $1.1 million primarily due to our recent the cost-saving initiatives instituted in the fourth quarter of fiscal 2009 and that continued into the current fiscal year. The reduction in professional fees was also due to the three months ended April 30, 2008 including costs attributable to the NETg acquisition, which included maintaining multiple platforms and product commitments assumed prior to the completion of the integration.

	THREE MONTHS ENDED APRIL 30,		DOLLAR INCREASE/(DECREASE)	PERCENT CHANGE
	2009	2008
(In thousands, except percentages)
Selling and marketing	$22,411	$29,700	$(7,289)	(25)%
As a percentage of revenue	29%	36%

The decrease in selling and marketing expense in the three months ended April 30, 2009 versus the three months ended April 30, 2008 was primarily due to a decrease in compensation and benefits expense of $4.7 million. This decrease was primarily the result of a reduction in our field support personnel as part of our cost-saving initiatives as well as a reduction in commission expense which was primarily due to when certain commissions were earned as a result of changes to the structure of our compensation plan. We also had a reduction in marketing expense related to demand generation of $0.3 million and a reduction in travel expenses of $0.6 million as a result of our cost-saving initiatives. In addition, a major customer event which occurred during the first quarter of our last fiscal year will not occur until the second quarter of this fiscal year, and this resulted in a $1.0 million reduction in expenses for the three months ended April 30, 2009 versus the three months ended April 30, 2008.

	THREE MONTHS ENDED APRIL 30,		DOLLAR INCREASE/(DECREASE)	PERCENT CHANGE
	2009	2008
(In thousands, except percentages)
General and administrative	$7,757	$8,892	$(1,135)	(13)%
As a percentage of revenue	10%	11%

The decrease in general and administrative expense in the three months ended April 30, 2009 versus the three months ended April 30, 2008 was primarily due to a reduction of $0.8 million in legal and professional fees. This was primarily due to the feasibility analysis related to our business realignment strategy becoming substantially complete during fiscal 2009 as well as a reduction in tax and accounting fees related to our ongoing operations. In addition, we had a decrease in compensation and benefits expense of $0.2 million as a result of a reduction in personnel as part of our cost-saving initiatives.

	THREE MONTHS ENDED APRIL 30,		DOLLAR INCREASE/(DECREASE)	PERCENT CHANGE
	2009	2008
(In thousands, except percentages)
Amortization of intangible assets	$2,455	$2,997	$(542)	(18)%
As a percentage of revenue	3%	4%
Merger and integration related expenses	—	$520	(520)	(100)%
As a percentage of revenue	0%	1%
Restructuring	52	$—	52	*
As a percentage of revenue	0%	0%
SEC investigation	—	$62	(62)	(100)%
As a percentage of revenue	0%	0%
____________
*           Not meaningful

The decrease in amortization of intangible assets for the three months ended April 30, 2009 versus April 30, 2008 was primarily due to certain assets becoming fully amortized during fiscal 2009.

During the three months ended April 30, 2009, we incurred merger and integration expenses related to the NETg acquisition. We completed our efforts to integrate NETg’s operations during fiscal 2009.

	THREE MONTHS ENDED APRIL 30,		DOLLAR INCREASE/(DECREASE)	PERCENT CHANGE
	2009	2008
(In thousands, except percentages)
Other expense, net	$(618)	$(403)	$(215)	53%
As a percentage of revenue	(1)%	0%
Interest income	70	$617	(547)	(89)%
As a percentage of revenue	0%	1%
Interest expense	(2,445)	$(3,986)	1,541	(39)%
As a percentage of revenue	(3)%	(5)%
____________

The increase in other expense, net in the three months ended April 30, 2009 versus the three months ended April 30, 2008 was primarily due to foreign currency fluctuations. Due to our multi-national operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies used in our business.

The reduction in interest income in the three months ended April 30, 2009 versus the three months ended April 30, 2008 was primarily due to a reduction in our short-term investments attributed to our share buyback program and our significant long term debt repayments as well as lower interest rates.

The decrease in interest expense in the three months ended April 30, 2009 versus the three months ended April 30, 2008 was primarily due to a reduction of our long term debt as a result of $69.4 million in principal debt repayments made since April 30, 2008.

Provision for Income Taxes

	THREE MONTHS ENDED APRIL 30,		DOLLAR INCREASE/(DECREASE)	PERCENT CHANGE
	2009	2008
(In thousands, except percentages)
Provision for income taxes	$5,489	$4,506	$983	22%
As a percentage of revenue	7%	6%

For the three months ended April 30, 2009 and 2008, our effective tax rates, exclusive of any discrete charges, were 24.3% and 35.9% respectively. The decrease in the current year effective tax rate is primarily due to a change in the geographical distribution of worldwide earnings, reflecting our business realignment strategy. For the three months ended April 30, 2009 and 2008, the effective tax rate was higher than the Irish statutory rate of 12.5% due primarily to earnings in higher tax jurisdictions outside of Ireland.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2009, our principal source of liquidity was our cash and cash equivalents and short-term investments, which totaled $77.4 million. This compares to $39.0 million at January 31, 2009.

Net cash provided by operating activities of $65.0 million for the three months ended April 30, 2009 was primarily due to a decrease in accounts receivable of $81.2 million. Net cash provided by operating activities was also a result of net income from continuing operations of $18.8 million, which included the impact of non-cash expenses for depreciation and amortization and amortization of intangible assets of $3.8 million, non-cash provision for income taxes of $3.3 million and share-based compensation expense of $1.6 million. These amounts were partially offset by a decrease in accrued expenses of $12.3 million and deferred revenue of $29.2 million as well as a decrease in accounts payable of $3.4 million. These decreases in accounts receivable, accrued expenses and deferred revenue are primarily a result of the seasonality of our operations, with the fourth quarter of our fiscal year historically generating the most activity, including order intake and billing. During the three months ended April 30, 2009 the decrease in accounts receivable was $81.2 million as compared to $71.5 million during the three months April 30, 2008. This change is primarily due to the timing of collections.

Net cash used in investing activities was $0.5 million for the three months ended April 30, 2009, which includes the purchases of capital assets of approximately $1.0 million. This was partially offset by the maturity of investments, net of purchases, generating a cash inflow of approximately $0.5 million.

Net cash used in financing activities was $26.3 million for the three months ended April 30, 2009. During this period, we made principal payments on our debt of $18.3 million and purchased our own shares having a value of $9.4 million under our shareholder-approved share repurchase program. These uses of cash were partially offset by proceeds of $1.4 million received from the exercise of share options under our various share option programs, including the related tax benefit, and share purchases made under our 2004 Employee Share Purchase Plan.

We had a working capital deficit of approximately $9.8 million as of April 30, 2009 and approximately $11.9 million as of January 31, 2008. The increase in working capital was primarily due to net income from continuing operations of $18.8 million, which includes non-cash charges for depreciation and amortization of $3.8 million, share-based compensation expense of $1.6 million and a non-cash tax charge of $3.3 million. Additionally, we received proceeds of $1.4 million from the exercise of share options under our various share option programs and from share purchases made under our 2004 Employee Share Purchase Plan. This was partially offset by principal debt payments of $18.3 million and the purchase of treasury shares having a value of $9.4 million under our shareholder-approved share repurchase program.

As of January 31, 2009, we had U.S. federal NOL carryforwards of $214.2 million. These NOL carryforwards represent the gross carrying value of the operating loss carryforwards and are available to reduce future taxable income, if any, through 2025. We completed several financings since our inception and have incurred ownership changes as defined under Section 382 of the Internal Revenue Code. We completed an analysis of these changes and do not believe that the changes will have a material impact on our ability to use these net operating loss carryforwards. Included in the $214.2 million of U.S. federal NOL carryforwards is $114.7 million of U.S. NOL carryforwards that were acquired in the SmartForce Merger and the purchase of Books24X7, $55.4 million of NOL carryforwards resulting from disqualifying dispositions and $44.1 million of U.S. NOL carryforwards that relate to our operations. We will realize the benefit of the disqualifying disposition losses through increases to shareholders' equity in the periods in which the losses are utilized to reduce tax payments. Additionally, we have $190.2 million of Irish NOL carryforwards. These NOL carryforwards represent the gross carrying value of the operating loss carryforwards. Included in the $190.2 million are $149.8 million of NOL carryforwards which were acquired in the SmartForce Merger and $40.4 million of NOL carryforwards that relate to our Irish operations. We also had U.S. federal tax credit carryforwards of approximately $3.9 million at January 31, 2009.

We lease certain of our facilities and certain equipment and furniture under operating lease agreements that expire at various dates through 2023. In addition, we have a term loan which will be paid out over the next 5 years. Future minimum lease payments, net of estimated sub-rentals, under these agreements and the debt repayments schedule are as follows (in thousands):
	Payments Due By Period
		Less Than	1 - 3	3 - 5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Operating Lease Obligations	$13,096	$4,056	$5,772	$3,176	$92
Debt Obligations	105,091	1,070	2,140	101,881	-
Total Obligations	$118,187	$5,126	$7,912	$105,057	$92

We do not have any off-balance sheet arrangements, as defined under SEC rules, such as relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, established for the purpose of facilitating transactions that are not required to be reflected on our balance sheet.

In May 2007, we entered into a credit agreement with Credit Suisse and certain lenders providing for a $225.0 million senior credit facility comprised of a $200 million term loan facility and a $25.0 million revolving credit facility. On July 7, 2008, we entered into an amendment to the credit agreement (“the Amendment”). The primary purpose of the Amendment was to expand our and our subsidiaries’ ability to make additional repurchases of our shares. The expanded repurchase ability under the Amendment is conditioned on the absence of an event of default and a requirement that (i) the leverage ratio shall be no greater than 2.75:1 as of the most recently completed fiscal quarter ending prior to the date of such repurchase and (ii) that we make a prepayment of the term loan under the credit agreement in an amount equal to the dollar amount of any such repurchase. Such term loan prepayments were not, however, required in connection with the first $24.0 million of repurchases made from and after July 7, 2008. The Amendment also provides for an increase in the annual interest rate on the term loan to, at our election, (i) base rate plus a margin of 2.5% or (ii) adjusted LIBOR plus margin of 3.5%.

Please see Note 10 of The Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K as filed with the SEC on April 1, 2009 for a detailed description of the credit agreement, as amended.

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

EXPLANATION OF USE OF NON-GAAP FINANCIAL RESULTS

In addition to reporting our audited and unaudited financial results in accordance with United States generally accepted accounting principles (GAAP), to assist investors we on occasion provide certain non-GAAP financial results as an alternative means to explain our periodic results. The non-GAAP financial results typically exclude non-cash or unusual charges or benefits.

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

ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of April 30, 2009, we did not use derivative financial instruments for speculative or trading purposes.

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

FOREIGN CURRENCY RISK

Due to our multinational operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenue or pay expenses and the U.S. dollar. Our expenses are not necessarily incurred in the currency in which revenue is generated, and, as a result, we are required from time to time to convert currencies to meet our obligations. These currency conversions are subject to exchange rate fluctuations, in particular changes to the value of the Euro, Canadian dollar, Australian dollar, New Zealand dollar, Singapore dollar, and pound sterling relative to the U.S. dollar, which could adversely affect our business and our results of operations. During the three months ended April 30, 2009 and 2008, we incurred foreign currency exchange losses of $0.7 million and $0.6 million, respectively.

ITEM 4. — CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. — LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. – RISK FACTORS

Investors should carefully consider the risks described below before making an investment decision with respect to our shares. While the following risk factors have been updated to reflect developments subsequent to the filing of our Annual Report on Form 10-K for the fiscal year ended January 31, 2009, there have been no material changes to the risk factors included in that report.

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

Our operating results have historically fluctuated, and our operating results may in the future continue to fluctuate, as a result of factors, which include, without limitation:

●	the size and timing of new/renewal agreements and upgrades;

●	royalty rates;

●	the announcement, introduction and acceptance of new products, product enhancements and technologies by us and our competitors;

●	the mix of sales between our field sales force, our other direct sales channels and our telesales channels;

●	general conditions in the U.S. or the international economy;

●	the loss of significant customers;

●	delays in availability of new products;

●	product or service quality problems;

●
seasonality — due to the budget and purchasing cycles of our customers, we expect our revenue and operating results will generally be strongest in the second half of our fiscal year and weakest in the first half of our fiscal year;

●	the spending patterns of our customers;

●	litigation costs and expenses;

●	non-recurring charges related to acquisitions;

●	growing competition that may result in price reductions; and

●	currency fluctuations.

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

PAST AND FUTURE ACQUISITIONS MAY NOT PRODUCE THE BENEFITS WE ANTICIPATE AND COULD HARM OUR CURRENT OPERATIONS.

One aspect of our business strategy is to pursue acquisitions of businesses or technologies that will contribute to our future growth. However, we may not be successful in identifying or consummating attractive acquisition opportunities. Moreover, any acquisitions we do consummate may not produce benefits commensurate with the purchase price we pay or our expectations for the acquisition. In addition, acquisitions involve numerous risks, including:

●	difficulties in integrating the technologies, operations, financial controls and personnel of the acquired company;

●	difficulties in retaining or transitioning customers and employees of the acquired company;

●	diversion of management time and focus;

●	the incurrence of unanticipated expenses associated with the acquisition or the assumption of unknown liabilities or unanticipated financial, accounting or other problems of the acquired company; and

●
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

Our primary sources of direct competition are:

●	third-party suppliers of instructor-led information technology, business, management and professional skills education and training;

●	technology companies that offer learning courses covering their own technology products;

●	suppliers of computer-based training and e-learning solutions;

●	internal education, training departments and human resources outsourcers of potential customers; and

●	value-added resellers and network integrators.

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

OUR WORLDWIDE OPERATIONS ARE SUBJECT TO RISKS WHICH COULD NEGATIVELY IMPACT OUR FUTURE OPERATING RESULTS.

We expect that international operations will continue to account for a significant portion of our revenues and are subject to inherent risks, including:

●	difficulties or delays in developing and supporting non-English language versions of our products and services;

●	political and economic conditions in various jurisdictions;

●	difficulties in staffing and managing foreign subsidiary operations;

●	longer sales cycles and account receivable payment cycles;

●	multiple, conflicting and changing governmental laws and regulations;

●	foreign currency exchange rate fluctuations;

●	protectionist laws and business practices that may favor local competitors;

●	difficulties in finding and managing local resellers;

●	potential adverse tax consequences; and

●	the absence or significant lack of legal protection for intellectual property rights.

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

OUR SALES CYCLE MAY MAKE IT DIFFICULT TO PREDICT OUR OPERATING RESULTS.

The period between our initial contact with a potential customer and the purchase of our products by that customer typically ranges from three to twelve months or more. Factors that contribute to our long sales cycle, include:

●	our need to educate potential customers about the benefits of our products;

●	competitive evaluations by customers;

●	the customers’ internal budgeting and approval processes;

●	the fact that many customers view training products as discretionary spending, rather than purchases essential to their business; and

●	the fact that we target large companies, which often take longer to make purchasing decisions due to the size and complexity of the enterprise.

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

IN PRIOR YEARS, SOME OF OUR INTERNATIONAL SUBSIDIARIES HAVE NOT COMPLIED WITH REGULATORY REQUIREMENTS RELATING TO THEIR FINANCIAL STATEMENTS AND TAX RETURNS.

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

During the three months ended April 30, 2009, certain of our subsidiaries repurchased our ADSs as follows:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share $	(c) Total Number of Shares Purchased as Part of Publicly Announced or Program (2)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program
February 1, 2009 – February 28, 2009	210,000	$7.24	210,000	13,692,685
March 1, 2009 – March 31, 2009	355,200	6.22	355,200	13,337,485
April 1, 2009 – April 30, 2009	719,854	7.82	719,854	12,617,631
Total	1,285,054	$7.28	1,285,054	12,617,631
____________
(1)	We repurchased ADSs pursuant to a share repurchase program that was approved by our shareholders on April 8, 2008 and amended on September 24, 2008.

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

SKILLSOFT PUBLIC LIMITED COMPANY

Date: June 9, 2009	By:	/s/ Thomas J. McDonald
Thomas J. McDonald
Chief Financial Officer

EXHIBIT INDEX

10.1	Lease agreement, dated June 9, 2004, as amended, by and between Hewlett-Packard Company and SkillSoft Corporation.
31.1	Certification of SkillSoft PLC’s Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of SkillSoft PLC’s Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934.
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