Form 10-Q
period 2009-07-31
SKILLSOFT PUBLIC LIMITED CO
filed 2009-09-09
CIK 940181

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(MARK ONE)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934
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

On September 4, 2009, the registrant had outstanding 95,362,595 Ordinary Shares (issued or issuable in exchange for the registrant’s outstanding American Depositary Shares).

SKILLSOFT PLC

FORM 10-Q
FOR THE QUARTER ENDED JULY 31, 2009

PART I

ITEM 1. — UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SKILLSOFT PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	JULY 31, 2009 (Unaudited)	JANUARY 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$63,510	$37,853
Short-term investments	4,265	1,099
Restricted cash	3,907	3,790
Accounts receivable, net	62,930	146,362
Prepaid expenses and other current assets	15,897	18,286
Deferred tax assets	31,976	26,444
Total current assets	182,485	233,834
Property and equipment, net	6,522	7,661
Intangible assets, net	8,836	13,472
Goodwill	238,550	238,550
Deferred tax assets	61,862	78,223
Other assets	7,809	3,360
Total assets	$506,064	$575,100
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long term debt	$968	$1,253
Accounts payable	1,636	5,648
Accrued compensation	10,101	13,513
Accrued expenses	16,179	23,760
Deferred revenue	155,245	201,518
Total current liabilities	184,129	245,692

Long term debt	93,856	122,131
Other long term liabilities	3,168	3,221
Total long term liabilities	97,024	125,352
Commitments and contingencies (Note 11)
Shareholders’ equity:
Ordinary shares, €0.11 par value: 250,000,000 shares authorized; 95,924,298 and 98,892,249 shares issued at July 31, 2009 and January 31, 2009, respectively	10,150	10,600
Additional paid-in capital	490,570	509,177
Treasury stock, at cost, 174,200 and 830,802 ordinary shares at July 31, 2009 and January 31, 2009, respectively	(1,398)	(5,317)
Accumulated deficit	(274,924)	(310,874)
Accumulated other comprehensive income	513	470
Total shareholders’ equity	224,911	204,056
Total liabilities and shareholders’ equity	$506,064	$575,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(UNAUDITED, IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	THREE MONTHS ENDED JULY 31,		SIX MONTHS ENDED JULY 31,
	2009	2008	2009	2008
Revenue	$78,926	$83,332	$155,365	$164,975
Cost of revenue (1)	7,524	9,830	14,997	18,639
Cost of revenue – amortization of intangible assets	32	1,740	64	3,480
Gross profit	71,370	71,762	140,304	142,856
Operating expenses:
Research and development (1)	9,706	12,519	18,704	25,998
Selling and marketing (1)	24,387	26,099	46,798	55,798
General and administrative (1)	9,400	9,433	17,157	18,324
Amortization of intangible assets	2,117	2,741	4,572	5,737
Merger and integration related expenses	-	240	-	761
Restructuring	4	-	56	-
SEC investigation	-	(13)	-	49
Total operating expenses	45,614	51,019	87,287	106,667
Operating income	25,756	20,743	53,017	36,189
Other (expense) income, net	(605)	6	(1,223)	(397)
Interest income	68	575	138	1,192
Interest expense	(2,032)	(3,664)	(4,477)	(7,650)
Income before provision for income taxes from continuing operations	23,187	17,660	47,455	29,334
Provision for income taxes	6,016	6,845	11,505	11,352
Income from continuing operations	17,171	10,815	35,950	17,982
Income from discontinued operations, net of income tax expense of $1.4 million and $1.3 million for the three and six months ended July 31, 2008	-	2,067	-	1,974
Net income	$17,171	$12,882	$35,950	$19,956
Net income per share (Note 9):
Basic – continuing operations	$0.18	$0.10	$0.37	$0.17
Basic – discontinued operations	$0.00	$0.02	$0.00	$0.02
	$0.18	$0.12	$0.37	$0.19
Basic weighted average shares outstanding	96,395,118	104,877,548	97,056,558	105,081,727
Diluted – continuing operations	$0.17	$0.10	$0.36	$0.16
Diluted – discontinued operations	$0.00	$0.02	$0.00	$0.02
	$0.17	$0.12	$0.36	$0.18
Diluted weighted average shares outstanding	98,381,904	108,712,224	98,622,364	109,231,394
____________
(1)	Share-based compensation included in cost of revenue and operating expenses:

	THREE MONTHS ENDED JULY 31,		SIX MONTHS ENDED JULY 31,
	2009	2008	2009	2008
Cost of revenue	$28	$67	$49	$111
Research and development	247	231	516	468
Selling and marketing	604	444	1,239	1,022
General and administrative	711	736	1,407	1,481

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, IN THOUSANDS)

	SIX MONTHS ENDED JULY 31,
	2009	2008
Cash flows from operating activities:
Net income	$35,950	$19,956
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	3,211	3,082
Depreciation and amortization	2,598	2,862
Amortization of intangible assets	4,636	9,217
Provision for bad debts	529	48
Provision for income tax — non-cash	6,646	9,386
Gain on sale of discontinued operations	-	(3,386)
Non-cash interest expense	576	636
Tax benefit related to exercise of non-qualified stock options	(22)	(673)
Changes in current assets and liabilities:
Accounts receivable	85,900	88,805
Prepaid expenses and other current assets	2,769	(965)
Accounts payable	(4,039)	1,091
Accrued expenses, including long-term	(12,005)	(17,400)
Deferred revenue	(51,980)	(52,959)
Net cash provided by operating activities	74,769	59,700
Cash flows from investing activities:
Purchases of property and equipment	(1,432)	(2,687)
Cash paid for business acquisitions	-	(250)
Purchases of investments	(5,512)	(9,745)
Maturity of investments	2,350	15,237
(Increase) decrease in restricted cash, net	(117)	5
Cash received from sale of discontinued operations	-	6,903
Net cash (used in) provided by investing activities	(4,711)	9,463
Cash flows from financing activities:
Exercise of share options	361	7,769
Proceeds from employee share purchase plan	1,164	2,012
Principal payments on long term debt	(28,560)	(54,940)
Acquisition of treasury stock	(19,896)	(27,171)
Tax benefit related to exercise of non-qualified stock options	22	673
Net cash used in financing activities	(46,909)	(71,657)
Effect of exchange rate changes on cash and cash equivalents	2,508	304
Net increase (decrease) in cash and cash equivalents	25,657	(2,190)
Cash and cash equivalents, beginning of period	37,853	76,059
Cash and cash equivalents, end of period	$63,510	$73,869

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. THE COMPANY

SkillSoft PLC (the Company or SkillSoft) was incorporated in Ireland on August 8, 1989. The Company is a leading Software as a Service (SaaS) provider of on-demand e-learning and performance support solutions for global enterprises, government, education and small to medium-sized businesses. SkillSoft helps companies to maximize business performance through a combination of content, online information resources, flexible technologies and support services. SkillSoft is the surviving corporation in a merger between SmartForce PLC and SkillSoft Corporation on September 6, 2002 (the SmartForce Merger). References in this Form 10-Q to our fiscal year refer to the fiscal year ended January 31 of that year (e.g., fiscal 2010 is the fiscal year ended January 31, 2010).

2. BASIS OF PRESENTATION

The accompanying, unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all material adjustments (consisting only of those of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of July 31, 2009 and the results of its operations and cash flows for the three and six months ended July 31, 2009 and 2008. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. Certain presentational changes have been made to the prior year condensed consolidated statements of cash flows related to discontinued operations to conform with the current year presentation. Certain reclassifications have been made to the prior year condensed consolidated income statements between interest expense and other expense, net to conform with the current year presentation.

3. CASH, CASH EQUIVALENTS, RESTRICTED CASH AND INVESTMENTS

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. At July 31, 2009, cash equivalents consisted mainly of high-grade commercial paper, corporate bonds and federal agency notes. At January 31, 2009, cash equivalents consisted mainly of commercial paper and federal agency notes.

At July 31, 2009, the Company had approximately $3.9 million of restricted cash; approximately $2.7 million is held voluntarily to defend named former executives and board members of SmartForce PLC for actions arising out of an SEC investigation and litigation related to the 2002 securities class action and approximately $1.2 million is held in certificates-of-deposits with a commercial bank pursuant to terms of certain facilities lease agreements.

The Company accounts for certain investments in high-grade commercial paper, corporate bonds, certificates-of-deposit and federal agency notes in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). Under SFAS 115, securities that the Company does not intend to hold to maturity or for trading purposes are reported at market value, and are classified as available for sale. At July 31, 2009, the Company’s investments were classified as available for sale and had an average maturity of approximately 63 days.

Cash and cash equivalents and available for sale short-term investments as of July 31, 2009 was as follows (in thousands):

Description	Contracted Maturity	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	N/A	$61,674	$-	$-	$61,674
Commercial paper	0-3 months	950	-	-	950
Federal agency notes	0-3 months	350	-	-	350
Corporate bonds	0-3 months	536	-	-	536
		$63,510	$-	$-	$63,510
Short-term investments:
Commercial paper	4-12 months	$1,416	$-	$-	$1,416
Federal agency notes	4-12 months	699	-	-	699
Corporate bonds	4-12 months	450	-	-	450
Treasury bills	4-12 months	1,299	1	-	1,300
Certificates of deposit	4-12 months	400	-	-	400
		$4,264	$1	$-	$4,265

Realized gains and losses and declines in value determined to be other-than-temporary on available-for-sale securities are included in investment income. Gross realized gains and losses for the six months ended July 31 2009 were nominal. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in other income.

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

5. SHAREHOLDERS’ EQUITY

(a)           ADS Repurchase Program

On April 8, 2008, the Company’s shareholders approved a program for the repurchase by the Company of up to an aggregate of 10,000,000 ADSs. On September 24, 2008, the Company’s shareholders approved an increase in the number of shares that may be repurchased under the program to 25,000,000 and an extension of the repurchase program until March 23, 2010. As of July 31, 2009, 11,277,508 shares remain available for repurchase, subject to certain limitations, under the shareholder approved repurchase program.

During the six months ended July 31, 2009, the Company repurchased a total of 2,625,177 shares for a total purchase price, including commissions, of $19.9 million. The Company retired 3,281,779 shares during the six months ended July 31, 2009, including 830,802 shares repurchased in the prior fiscal year. As of July 31, 2009, 174,200 of the repurchased shares had not yet been retired or canceled and were held as treasury shares at cost. The Company intends to retire these shares in the near future.

(b)           Share Based Compensation

The Company has two share-based compensation plans under which employees, officers, directors and consultants may be granted options to purchase the Company’s ordinary shares, generally at the market price on the date of grant. The options become exercisable over various periods, typically four years (and typically one or three years in the case of directors), and have a maximum term of ten years. As of July 31, 2009, 2,039,826 ordinary shares remain available for future grant under the Company’s share option plans. Please see Note 9 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K as filed with the SEC on April 1, 2009 for a detailed description of the Company’s share option plans.

A summary of share option activity under the Company’s plans during the six months ended July 31, 2009 is as follows:

Share Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 31, 2009	13,024,156	$7.54
Granted	60,000	4.17
Exercised	(109,167)	3.31
Forfeited	(32,917)	3.94
Expired	(333,390)	14.96
Outstanding, July 31, 2009	12,608,682	$7.37	3.55	$30,470
Exercisable, July 31, 2009	10,254,605	$7.73	3.36	$23,851
Vested and Expected to Vest, July 31, 2009 (1)	12,326,377	$7.42	3.54	$29,474
____________

(1)
Represents the number of vested options as of July 31, 2009 plus the number of unvested options as of July 31, 2009 that are expected to vest, adjusted for an estimated forfeiture rate of 15.4%. The Company recognizes expense incurred under SFAS No. 123(R) on a straight line basis. Due to the Company’s vesting schedule, expense is incurred on options that have not yet vested but which are expected to vest in a future period. The options for which expense has been incurred but have not yet vested are included above as options expected to vest.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the shares and the exercise price of each in-the-money option) that would have been realized by the option holders had all option holders exercised their options on July 31, 2009.

The aggregate intrinsic value of options exercised during the three and six months ended July 31, 2009 was approximately $0.3 million and $0.5 million, respectively. The weighted average grant date fair value of options granted as calculated by Black-Scholes option pricing model during the six months ended July 31, 2009 and 2008 was $3.19 and $3.84 per share, respectively.

6. SPECIAL CHARGES

MERGER AND EXIT COSTS

(a)       Merger and Exit Costs Recognized as Liabilities in Purchase Accounting

The Company’s merger and exit liabilities, which include previous merger and acquisition transactions, are recorded in accrued expenses (see Note 13) and long-term liabilities. Activity in the six month period ended July 31, 2009 is as follows (in thousands):

	CLOSEDOWN OF FACILITIES	OTHER	TOTAL
Merger and exit accrual January 31, 2009	$1,594	$77	$1,671
Payments made	(845)	11	(834)
Adjustment to provision for merger and exit costs in connection with the SmartForce Merger	(381)	-	(381)
Merger and exit accrual July 31, 2009	$368	$88	$456

The Company anticipates that the remainder of the merger and exit accrual will be paid by October 2011 as follows (in thousands):

Year Ended January 31, 2010 (remaining 6 months)	$93
Year Ended January 31, 2011	363
Total	$456

In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the costs of continued employment of certain former employees of NETg (which the Company acquired in May 2007), during the transition period are being expensed as incurred and are included in merger and integration related expenses in the accompanying statements of income.

(b)           Discontinued Operations

In connection with the NETg acquisition, the Company discontinued four businesses acquired from NETg.

Discontinued operations did not affect our results of operations during the three or six months ended July 31, 2009. Summarized results of operations for discontinued operations for the three and six months ended July 31, 2008 is as follows (in thousands):

	THREE MONTHS ENDED JULY 31, 2008	SIX MONTHS ENDED JULY 31, 2008
Revenue from discontinued operations	$107	$288

Gain from discontinued operations before income taxes	3,459	3,305
Income tax	1,392	1,331
Gain from discontinued operations	$2,067	$1,974

The income from discontinued operations before income tax for the six months ended July 31, 2008 consisted primarily of a $3.4 million gain resulting from proceeds received from the Company’s sale of the assets related to the NETg Press business in October 2007, which was partially offset by a $0.1 million loss from discontinued operations.

(c)           Restructuring

On January 19, 2009, the Company committed to a reduction in force with respect to a total of approximately 120 employees in the United States, Canada, Ireland and the United Kingdom. The decision was based on a review of various cost savings initiatives undertaken in connection with the development of the Company’s budget and operating plan for fiscal 2010. The Company also recorded a $56,000 restructuring charge in the six months ended July, 31 2009, which is included in the statement of income as restructuring, and is primarily related to a further reduction in force of 6 employees in its Australia office, which was communicated on March 4, 2009. Substantially all of this charge represents the severance cost for the terminated employees.

Activity in the Company’s restructuring accrual was as follows (in thousands):

Restructuring accrual as of January 31, 2009	$1,112
Payments made	(1,161)
Restructuring charges incurred	56
Restructuring accrual as of July 31, 2009	$7

The Company anticipates that the remainder of the restructuring accrual will be paid out in fiscal 2010.

7. GOODWILL AND INTANGIBLE ASSETS

Intangible assets are as follows (in thousands):

	JULY 31, 2009			JANUARY 31, 2009
	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING AMOUNT
Internally developed software/ courseware	$38,717	$38,526	$191	$38,717	$38,462	$255
Customer contracts	36,848	29,793	7,055	36,848	26,938	9,910
Non-compete agreement	6,900	6,210	690	6,900	4,830	2,070
Trademarks and trade names	2,725	2,725	—	2,725	2,388	337
Books 24X7 trademark	900	—	900	900	—	900
	$86,090	$77,254	$8,836	$86,090	$72,618	$13,472

Trademarks of $0.9 million relating to the Company’s Books24X7 subsidiary are considered indefinite-lived and accordingly no amortization expense is recorded.

There was no change in goodwill at July 31, 2009 from the amount recorded at January 31, 2009.

The Company will be conducting its annual impairment test of goodwill for fiscal 2010 in the fourth quarter. There were no indicators of impairment in the second quarter of fiscal 2010.

8. COMPREHENSIVE INCOME

SFAS No. 130, “Reporting Comprehensive Income,” requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period resulting from transactions, other events and circumstances related to non-owner sources. Comprehensive income for the three and six months ended July 31, 2009 and 2008 was as follows (in thousands):

	THREE MONTHS ENDED JULY 31,		SIX MONTHS ENDED JULY 31,
	2009	2008	2009	2008
Comprehensive income:
Net income	$17,171	$12,882	$35,950	$19,956
Other comprehensive (loss) income — Foreign currency adjustment, net of tax	(535)	(95)	(615)	296
Change in fair value of interest rate hedge, net of tax	281	524	658	895
Unrealized losses on available-for-sale securities	-	(9)	-	(24)
Comprehensive income	$16,917	$13,302	$35,993	$21,123

9. NET INCOME PER SHARE

Basic net income per share was computed using the weighted average number of shares outstanding during the period. Diluted net income per share was computed by giving effect to all dilutive potential shares outstanding. The weighted average number of shares outstanding used to compute basic net income per share and diluted net income per share was as follows:

	THREE MONTHS ENDED JULY 31,		SIX MONTHS ENDED JULY 31,
	2009	2008	2009	2008
Basic weighted average shares outstanding	96,395,118	104,877,548	97,056,558	105,081,727
Effect of dilutive shares outstanding	1,986,786	3,834,676	1,565,806	4,149,667
Weighted average shares outstanding, as adjusted	98,381,904	108,712,224	98,622,364	109,231,394

The following share equivalents have been excluded from the computation of diluted weighted average shares outstanding for the three and six months ended July 31, 2009 and 2008, respectively, as they would be anti-dilutive:

	THREE MONTHS ENDED JULY 31,		SIX MONTHS ENDED JULY 31,
	2009	2008	2009	2008
Options to purchase shares excluded	3,077,668	2,944,977	7,616,543	2,951,235

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

For the six months ended July 31, 2009 and 2008, the Company’s effective tax rates were 24.2% and 38.7%, respectively. The decrease in the current year effective tax rate is primarily due to a change in the geographical distribution of worldwide earnings as a result of the business realignment strategy that took place at the beginning of fiscal 2010. For the six months ended July 31, 2009, the provision for income taxes consisted of a cash tax provision of $4.9 million and a non-cash tax provision of $6.6 million. Included in the non-cash tax provision of $6.6 million is a benefit of approximately $0.4 million due to an adjustment made to the Company’s foreign based tax accruals and a $0.5 million provision related to uncertain tax return positions. For the six months ended July 31, 2008, the provision for income taxes of $11.4 million consisted of a cash tax provision of $2.0 million and a non-cash tax provision of $9.4 million.

In accordance with FIN No. 48, “Accounting for Uncertainty in Income Taxes,” at July 31, 2009, the Company’s unrecognized tax benefits, including interest and penalties totaled $3.5 million, all of which, if recognized, would affect the Company’s effective tax rate. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense. As of July 31, 2009, the Company had approximately $0.7 million of accrued interest related to uncertain tax positions.

 In the normal course of business, the Company and its subsidiaries are subject to examination by taxing authorities in such major jurisdictions as Ireland, the United Kingdom, Germany, Australia, Canada and the U.S. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S based income tax examinations for years before fiscal 2004.

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

12. GEOGRAPHICAL DISTRIBUTION OF REVENUE

The Company attributes revenue to different geographical areas on the basis of the location of the customer. Revenue by geographical area for the three and six month periods ended July 31, 2009 and 2008 were as follows (in thousands):

	THREE MONTHS ENDED JULY 31,		SIX MONTHS ENDED JULY 31,
	2009	2008	2009	2008
Revenue:
United States	$60,040	$60,756	$118,752	$119,809
United Kingdom	8,986	11,790	17,574	23,622
Canada	3,047	3,292	5,740	6,784
Europe, excluding United Kingdom	2,182	1,842	4,286	3,680
Australia/New Zealand	3,114	4,080	5,865	7,963
Other	1,557	1,572	3,148	3,117
Total revenue	$78,926	$83,332	$155,365	$164,975

Long-lived tangible assets at international locations are not significant.

13. ACCRUED EXPENSES

Accrued expenses in the accompanying condensed combined balance sheets consisted of the following (in thousands):

	JULY 31, 2009	JANUARY 31, 2009
Professional fees	$2,945	$4,237
Sales tax payable/VAT payable	1,159	3,806
Accrued royalties	1,600	1,650
Interest rate swap liability	485	1,581
Accrued tax	2,010	854
Other accrued liabilities	7,980	11,632
Total accrued expenses	$16,179	$23,760

14. OTHER ASSETS

Other assets in the accompanying condensed consolidated balance sheets consist of the following (in thousands):

	JULY 31, 2009	JANUARY 31, 2009
Debt financing cost – long term (See Note 17)	$2,659	$3,211
Deferred charge	4,943	-
Other	207	149
Total other assets	$7,809	$3,360

15. OTHER LONG TERM LIABILITIES

Other long term liabilities in the accompanying consolidated balance sheets consist of the following (in thousands):

	JULY 31, 2009	JANUARY 31, 2009
Merger accrual – long term	$198	$1,189
Uncertain tax positions including interest and penalties – long term	2,486	1,714
Other	484	318
Total other long-term liabilities	$3,168	$3,221

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

See Note 18 for further discussion.

The following table summarizes the Company’s fair value hierarchy in accordance with SFAS 157, “Fair Value Measurements,” for its financial assets and liabilities measured at fair value as of July 31, 2009 (in thousands):

	July 31, 2009	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash equivalents (1)	$1,836	$1,486	$350	$-
Available for sale securities (2)	$4,265	$2,266	$1,999	$-

Financial Liabilities:
Interest rate swap agreement (Note 18)	$485	$-	$485	$-
____________
(1) Consists of high-grade commercial paper, federal agency notes and corporate bonds with original and remaining maturities of less than 90 days.

(2) Consists of high-grade commercial paper, agency discount notes, corporate bonds, certificates of deposit and treasury bills with original maturities of 90 days or more and remaining maturities of less than 365 days.

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

The term loan bears interest at a rate per annum equal to, at the Company’s election, (i) a base rate (3.25% at July 31, 2009) plus a margin of 2.50% or (ii) adjusted LIBOR (0.60% at July 31, 2009) plus a margin of 3.50%. The Company is required to maintain certain financial covenants under the credit facility. The Company is in compliance with these covenants at July 31, 2009 and has been since the inception of the term loan.

In connection with the Credit Agreement and the amendment, the Company incurred debt financing costs of $6.2 million which were capitalized and are being amortized as additional interest expense over the term of the loans using the effective-interest method. During the three and six months ended July 31, 2009, the Company paid approximately $1.3 million and $2.9 million, respectively, in interest. The Company recorded $0.3 million and $0.4 million of amortized interest expense related to the capitalized debt financing costs for the three months ended July 31, 2009 and 2008, respectively. The Company recorded $0.6 million of amortized interest expense related to the capitalized debt financing costs for both the six months ended July 31, 2009 and 2008. As of July 31, 2009, total unamortized debt financing costs of $1.0 million and $2.7 million are recorded within prepaid expenses and other current assets and non-current other assets, respectively, based on scheduled future amortization.

During the three and six months ended July 31, 2009, the Company paid $10.3 million and $28.6 million, respectively, against the term loan amount. As a result, the balance outstanding under the term loan was $94.8 million at July 31, 2009, with a weighted average interest rate for the three month period ended July 31, 2009 of 6.57%, which includes a portion of debt that has been fixed by an interest rate swap.

Future scheduled minimum payments under this credit facility are as follows (in thousands):

Fiscal 2010 (remaining 6 months)	$484
Fiscal 2011	968
Fiscal 2012	968
Fiscal 2013	968
Fiscal 2014	91,436
Total	$94,824

18. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages financial risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding as well as the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings

Cash Flow Hedges of Interest Rate Risk

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

The Company assesses the effectiveness of each hedging relationship by using a regression analysis of the changes in fair value or cash flows of the derivative hedging instrument and the changes in fair value or cash flows of the designated hedged item or transaction. The effective portion of changes in the fair value of derivatives designated as and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended July 31, 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on cash flow hedges was recognized during the three and six months ended July 31, 2009.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The current interest rate swap held by the Company matures on December 31, 2009. For the period from August 1, 2009 through December 31, 2009, the Company estimates that an additional $0.5 million will be recorded as an increase to interest expense.

As of July 31, 2009, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivates	Notional (in thousands)	Effective Date	Maturity Date	Index	Strike Rate
Interest Rate Swap	$38,400	May 14, 2007	December 31, 2009	3 Month LIBOR	5.1015%

The following table summarizes the location of the fair value of the Company’s derivative instruments within the condensed consolidated balance sheets as of July 31, 2009, and January 31, 2009 (in thousands):

	Balance Sheet Location	July 31, 2009	January 31, 2009
Liabilities:
Derivative instruments designated as a cash flow instruments under SFAS 133:
Interest rate swap contracts	Accrued expenses	$485	$1,581
Total assets		$485	$1,581

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statement of Income for the three and six months ended July 31, 2009 (in thousands):

	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from AOCI into Net Income	Location of Gain (Loss) Reclassified from AOCI into Net Income
For the three months ended July 31, 2009:
Interest rate swap contracts	$(71)	$(539)	Interest Expense
Total	$(71)	$(539)

	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from AOCI into Net Income	Location of Gain (Loss) Reclassified from AOCI into Net Income
For the six months ended July 31, 2009:
Interest rate swap contracts	$(117)	$(1,213)	Interest Expense
Total	$(117)	$(1,213)

As of July 31, 2009, the fair value of derivatives is in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these instruments was $0.6 million. As of July 31, 2009, the Company had not posted any collateral related to these instruments. If the Company had breached any of these provisions at July 31, 2009, it would have been required to settle its obligations under the instruments at their termination value of $0.6 million.

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

In May 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 165, “Subsequent Events”(SFAS 165) .  SFAS 165 does not require significant changes regarding recognition or disclosure of subsequent events, but does require disclosure of the date through which subsequent events have been evaluated for disclosure and recognition.  SFAS 165 is effective for financial statements issued after June 15, 2009.  The implementation of this standard did not have a significant impact on the financial statements of the Company.  Subsequent events through the filing date of this Quarterly Report on Form 10-Q have been evaluated for disclosure and recognition.

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

We generate revenue primarily from the license of our products, the provision of professional services and the provision of hosting and application services. The pricing for our courses varies based upon the content offering selected by a customer, the number of users within the customer’s organization and the length of the license agreement (generally one, two or three years). Our agreements permit customers to exchange course titles, generally on the contract anniversary date. Hosting services are sold separately for an additional fee.

Cost of revenue includes the cost of materials (such as storage media), packaging, shipping and handling, CD duplication, custom content development, hosting services, royalties, certain infrastructure and occupancy expenses and share-based compensation. We generally recognize these costs as incurred. Also included in cost of revenue is amortization expense related to capitalized software development costs and intangible assets related to developed software and courseware acquired in business combinations.

We account for software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (SFAS 86), which requires the capitalization of certain computer software development costs incurred after technological feasibility is established. No software development costs incurred during the three and six months ended July 31, 2009 met the requirements for capitalization in accordance with SFAS 86.

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

SEC investigation expenses primarily consist of legal and consulting fees incurred in connection with the SEC’s review of SmartForce’s option granting practices prior to the SmartForce Merger.

BUSINESS OUTLOOK

In the three and six months ended July 31, 2009, we generated revenue of $78.9 million and $155.4 million, respectively, as compared to $83.3 million and $165.0 million in the three and six months ended July 31, 2008, respectively. We reported net income in the three and six months ended July 31, 2009 of $17.2 million and $36.0 million, respectively, as compared to $12.9 million and $20.0 million in the three and six months ended July 31, 2008, respectively.

While we have achieved increased operating income and net income from last fiscal year’s comparable period, we have experienced during the last year a significantly more cautious customer spending environment due to the current challenging global economic climate. In addition, we continue to find ourselves in a challenging business environment due to (i) budgetary constraints on training and information technology (IT) spending by our current and potential customers, (ii) price competition and value-based competitive offerings from a broad array of competitors in the learning market and (iii) the relatively slow overall market adoption rate for e-learning solutions. In recent months, the challenging U.S. and global economic environment has placed further constraints on our customers’ and potential customers’ IT budgets and spending. We have not yet seen signs of an improving customer environment, but we are also not experiencing continued deterioration. We have also encountered longer sales cycles due to additional customer scrutiny on deals. This has given us less visibility into the overall timing of our sales cycles. Despite these challenges, our core business so far this fiscal year has performed in accordance with our expectations. We expect our revenue to decline approximately 6% to 7% this fiscal year as compared to last fiscal year primarily due to recent changes in foreign exchange rates and the negative effect they have on our international subsidiaries’ revenue when converted to U.S. dollars. However, given the volatility of foreign exchange rates, our forward-looking estimates, which are based on July 31, 2009 rates, could change materially. Despite the expected decrease in revenue, we anticipate an increase in our operating income and net income this fiscal year as compared to last fiscal year, primarily due to a number of actions we took in the fourth quarter of fiscal 2009 to reduce our cost structure. These cost-saving initiatives allow us flexibility to manage our costs in light of the difficult economic conditions we are facing. Despite these cost-savings initiatives, we have recently added, and will continue to add, additional sales resources in response to the cautious customer spending environment.

In fiscal 2010 we will continue to focus on revenue generation and earnings growth primarily by:

•	cross selling and up selling;
•	looking at new markets;
•	acquiring new customers;
•	carefully managing our spending;
•	continuing to execute on our new product and telesales distribution initiatives; and
•	continuing to evaluate merger and acquisition and possible partnership opportunities that could contribute to our long-term objectives.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2009 VERSUS THREE MONTHS ENDED JULY 31, 2008

Revenue
	THREE MONTHS ENDED JULY 31,		DOLLAR INCREASE/(DECREASE)	PERCENT CHANGE
	2009	2008
(In thousands, except percentages)
Revenue:
United States	$60,040	$60,756	$(716)	(1)%
International	18,886	22,576	(3,690)	(16)%
Total	$78,926	$83,332	$(4,406)	(5)%

The decrease in both total revenue and international revenue for the three months ended July 31, 2009 versus the three months ended July 31, 2008 was primarily the result of the negative effect foreign exchange rates had on our international subsidiaries’ revenue when converted to U.S. dollars.

Costs and Expenses
	THREE MONTHS ENDED JULY 31,		DOLLAR INCREASE/(DECREASE)	PERCENT CHANGE
	2009	2008
(In thousands, except percentages)
Cost of revenue	$7,524	$9,830	$(2,306)	(23)%
As a percentage of revenue	10%	12%
Cost of revenue – amortization of intangible assets	32	1,740	(1,708)	(98)%
As a percentage of revenue	—	2%

The decrease in cost of revenue in the three months ended July 31, 2009 versus the three months ended July 31, 2008 was primarily due to a reduction in royalty fees of $1.1 million as a result of both the decrease in revenue and a shift in product mix away from royalty-bearing products. Additionally, $0.7 million of the decrease in cost of revenue was attributed to reductions in personnel and consulting expenses as a result of our cost-savings initiatives.

The decrease in cost of revenue - amortization of intangible assets in the three months ended July 31, 2009 versus the three months ended July 31, 2008 was primarily due to certain intangible assets becoming fully amortized during fiscal 2009.

	THREE MONTHS ENDED JULY 31,		DOLLAR INCREASE/(DECREASE)	PERCENT CHANGE
	2009	2008
(In thousands, except percentages)
Research and development	$9,706	$12,519	$(2,813)	(22)%
As a percentage of revenue	12%	15%

The decrease in research and development expense in the three months ended July 31, 2009 versus the three months ended July 31, 2008 was primarily due to cost reductions related to outside service contractors and outsource partners of $2.2 million as well as decreases in compensation and benefits expense of $0.2 million attributed to our cost-saving initiatives.

	THREE MONTHS ENDED JULY 31,		DOLLAR INCREASE/(DECREASE)	PERCENT CHANGE
	2009	2008
(In thousands, except percentages)
Selling and marketing	$24,387	$26,099	$(1,712)	(7)%
As a percentage of revenue	31%	31%

The decrease in selling and marketing expense in the three months ended July 31, 2009 versus the three months ended July 31, 2008 was primarily due to net reductions of $2.1 million in sales compensation and benefits, which includes a reduction of non-field sales personnel partially offset by increased sales incentive expenses. This net reduction was partially offset by a major customer event that took place during the first quarter of fiscal 2009 which occurred in the second quarter of fiscal 2010. As a result we had an $0.8 million increase in expenses for the three months ended July 31, 2009 versus the three months ended July 31, 2008.

	THREE MONTHS ENDED JULY 31,		DOLLAR INCREASE/(DECREASE)	PERCENT CHANGE
	2009	2008
(In thousands, except percentages)
General and administrative	$9,400	$9,433	$(33)	0%
As a percentage of revenue	12%	11%

General and administrative expense in the three months ended July 31, 2009 was approximately the same as in the three months ended July 31, 2008. An increase in executive bonus expense in the second quarter of fiscal 2010 of $1.7 million was offset by reductions of $0.5 million in professional fees related to our business realignment strategy, which was substantially completed in fiscal 2009, and reductions in insurance premiums, banking service fees and outside contractor expenses of $0.8 million.

	THREE MONTHS ENDED JULY 31,		DOLLAR INCREASE/(DECREASE)	PERCENT CHANGE
	2009	2008
(In thousands, except percentages)
Amortization of intangible assets	$2,117	$2,741	$(624)	(23)%
As a percentage of revenue	3%	3%
Merger and integration related expenses	—	$240	(240)	(100)%
As a percentage of revenue	0%	0%
Restructuring	4	$—	4	*
As a percentage of revenue	0%	0%
SEC investigation	—	$(13)	(13)	(100)%
As a percentage of revenue	0%	0%
____________

*           Not meaningful

The decrease in amortization of intangible assets for the three months ended July 31, 2009 versus the three months ended July 31, 2008 was primarily due to certain assets becoming fully amortized during fiscal 2009.

During the three months ended July 31, 2008, we incurred merger and integration expenses related to the NETg acquisition. We completed our efforts to integrate NETg’s operations during fiscal 2009.

	THREE MONTHS ENDED JULY 31,		DOLLAR INCREASE/(DECREASE)	PERCENT CHANGE
	2009	2008
(In thousands, except percentages)
Other (expense) income, net	$(605)	$6	$(611)	*
As a percentage of revenue	(1)%	0%
Interest income	68	$575	(507)	(88)%
As a percentage of revenue	0%	1%
Interest expense	(2,032)	$(3,664)	1,632	(45)%
As a percentage of revenue	(3)%	(4)%
____________

*           Not meaningful

The increase in other (expense) income, net in the three months ended July 31, 2009 versus the three months ended July 31, 2008 was primarily due to foreign currency fluctuations. Due to our multi-national operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies used in our business.

The reduction in interest income in the three months ended July 31, 2009 versus the three months ended July 31, 2008 was primarily due to a reduction in our short-term investments attributed to our share buyback program and our significant long term debt repayments as well as lower interest rates.

The decrease in interest expense in the three months ended July 31, 2009 versus the three months ended July 31, 2008 was primarily due to $49.2 million in principal debt repayments made against our long-term debt since July 31, 2008.

Provision for Income Taxes
	THREE MONTHS ENDED JULY 31,		DOLLAR INCREASE/(DECREASE)	PERCENT CHANGE
	2009	2008
(In thousands, except percentages)
Provision for income taxes	$6,016	$6,845	$(829)	(12)%
As a percentage of revenue	8%	8%

For the three months ended July 31, 2009 and 2008, our effective tax rates were 25.9% and 38.8%, respectively. The decrease in the current year effective tax rate is primarily due to a change in the geographical distribution of worldwide earnings as a result of our business realignment strategy that took effect at the beginning of fiscal 2010. For the three months ended July 31, 2009 and 2008, the effective tax rate was higher than the Irish statutory rate of 12.5% due primarily to earnings in higher tax jurisdictions outside of Ireland.

SIX MONTHS ENDED JULY 31, 2009 VERSUS SIX MONTHS ENDED JULY 31, 2008

Revenue
	SIX MONTHS ENDED JULY 31,		DOLLAR INCREASE/(DECREASE)	PERCENT CHANGE
	2009	2008
(In thousands, except percentages)
Revenue:
United States	$118,752	$119,809	$(1,057)	(1)%
International	36,613	45,166	(8,553)	(19)%
Total	$155,365	$164,975	(9,610)	(6)%

The decrease in both total and international revenue for the six months ended July 31, 2009 versus the six months ended July 31, 2008 was primarily the result of the negative effect foreign exchange rates had on our international subsidiaries’ revenue when converted to U.S. dollars.

Costs and Expenses
	SIX MONTHS ENDED JULY 31,		DOLLAR INCREASE/(DECREASE)	PERCENT CHANGE
	2009	2008
(In thousands, except percentages)
Cost of revenue	$14,997	$18,639	$(3,642)	(20)%
As a percentage of revenue	10%	11%
Cost of revenue – amortization of intangible assets	64	3,480	(3,416)	(98)%
As a percentage of revenue	—	2%

The decrease in cost of revenue in the six months ended July 31, 2009 versus the six months ended July 31, 2008 was partially due to a reduction in royalty fees of $0.9 million as a result of both the decrease in revenue and a shift in product mix away from royalty-bearing products. Also contributing to the decrease in cost of revenue was a $0.8 million decrease related to reductions in personnel and $1.7 million in lower expenses for hosting, outside contractor, maintenance and facility charges as a result of both our recent cost-saving initiatives carried out in the fourth quarter of fiscal 2009 and certain NETg integration initiatives being substantially completed in fiscal 2009.

The decrease in cost of revenue - amortization of intangible assets in the six months ended July 31, 2009 versus the six months ended July 31, 2008 was primarily due to certain intangible assets becoming fully amortized during fiscal 2009.

	SIX MONTHS ENDED JULY 31,		DOLLAR INCREASE/(DECREASE)	PERCENT CHANGE
	2009	2008
(In thousands, except percentages)
Research and development	$18,704	$25,998	$(7,294)	(28)%
As a percentage of revenue	12%	16%

The decrease in research and development expense in the six months ended July 31, 2009 versus the six months ended July 31, 2008 was primarily due to a reduction in outsourced development fees of $5.1 million as well as a decrease in compensation and benefits expense of $1.3 million primarily due to the cost-saving initiatives we instituted in the fourth quarter of fiscal 2009. The reduction in outsource development fees was also due to the inclusion of costs attributable to the NETg acquisition in the six months ended July 31, 2008, which included maintaining multiple platforms and product commitments assumed prior to the completion of the integration.

	SIX MONTHS ENDED JULY 31,		DOLLAR INCREASE/(DECREASE)	PERCENT CHANGE
	2009	2008
(In thousands, except percentages)
Selling and marketing	$46,798	$55,798	$(9,000)	(16)%
As a percentage of revenue	30%	34%

The decrease in selling and marketing expense in the six months ended July 31, 2009 versus the six months ended July 31, 2008 was primarily due to a decrease in compensation and benefits expense of $6.8 million. This decrease was primarily the result of a reduction in our field support personnel as part of our cost-saving initiatives as well as a reduction in commission expense attributed to when certain commissions were earned in fiscal 2008 as a result of a one-time change to the structure of our compensation plan that year. We also had a reduction in marketing expenses of $1.0 million and a reduction in travel expenses of $0.9 million as a result of our cost-saving initiatives.

	SIX MONTHS ENDED JULY 31,		DOLLAR INCREASE/(DECREASE)	PERCENT CHANGE
	2009	2008
(In thousands, except percentages)
General and administrative	$17,157	$18,324	$(1,167)	(6)%
As a percentage of revenue	11%	11%

The decrease in general and administrative expense in the six months ended July 31, 2009 versus the six months ended July 31, 2008 was primarily due to a reduction of $1.8 million in legal and professional fees associated with our business realignment strategy, which was substantially completed during fiscal 2009. In addition, we had a decreases in facility and rent expense of $0.4 million as well as decreases in banking fees and insurance expense of $0.4 million. These reductions in cost were partially offset by an increase in compensation and benefits of $1.5 million primarily due to executive bonuses recognized in the three months ended July 31, 2009.

	SIX MONTHS ENDED JULY 31,		DOLLAR INCREASE/(DECREASE)	PERCENT CHANGE
	2009	2008
(In thousands, except percentages)
Amortization of intangible assets	$4,572	$5,737	$(1,165)	(20)%
As a percentage of revenue	3%	3%
Merger and integration related expenses	—	$761	(761)	(100)%
As a percentage of revenue	0%	0%
Restructuring	56	$—	56	*
As a percentage of revenue	0%	0%
SEC investigation	—	$49	(49)	(100)%
As a percentage of revenue	0%	0%
____________

*           Not meaningful

The decrease in amortization of intangible assets for the six months ended July 31, 2009 versus the six months ended July 31, 2008 was primarily due to certain assets becoming fully amortized during fiscal 2009.

During the six months ended July 31, 2008, we incurred merger and integration expenses related to the NETg acquisition. We completed our efforts to integrate NETg’s operations during fiscal 2009.

	SIX MONTHS ENDED JULY 31,		DOLLAR INCREASE/(DECREASE)	PERCENT CHANGE
	2009	2008
(In thousands, except percentages)
Other (expense) income, net	$(1,223)	$(397)	$(826)	208%
As a percentage of revenue	(1)%	0%
Interest income	138	$1,192	(1,054)	(88)%
As a percentage of revenue	0%	1%
Interest expense	(4,477)	$(7,650)	3,173	(41)%
As a percentage of revenue	(3)%	(5)%

The increase in other (expense) income, net in the six months ended July 31, 2009 versus the six months ended July 31, 2008 was primarily due to foreign currency fluctuations. Due to our multi-national operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies used in our business.

The reduction in interest income in the six months ended July 31, 2009 versus the six months ended July 31, 2008 was primarily due to a reduction in our cash, cash equivalents and short-term investments attributed to our share buyback program and our significant long term debt repayments as well as lower interest rates.

The decrease in interest expense in the six months ended July 31, 2009 versus the six months ended July 31, 2008 was primarily due to $49.2 million in principal debt repayments made against our long-term debt since July 31, 2008.

Provision for Income Taxes
	SIX MONTHS ENDED JULY 31,		DOLLAR INCREASE/(DECREASE)	PERCENT CHANGE
	2009	2008
(In thousands, except percentages)
Provision for income taxes	$11,505	$11,352	$153	1%
As a percentage of revenue	7%	7%

For the six months ended July 31, 2009 and 2008, our effective tax rates were 24.2% and 38.7% respectively. The decrease in the current year effective tax rate is primarily due to a change in the geographical distribution of worldwide earnings as a result of the business realignment strategy that took place at the beginning of fiscal 2010. For the six months ended July 31, 2009 and 2008, the effective tax rate was higher than the Irish statutory rate of 12.5% due primarily to earnings in higher tax jurisdictions outside of Ireland.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2009, our principal source of liquidity was our cash and cash equivalents and short-term investments, which totaled $67.8 million. This compares to $39.0 million at January 31, 2009.

Net cash provided by operating activities of $74.8 million for the six months ended July 31, 2009 was primarily due to a decrease in accounts receivable of $85.9 million. Net cash provided by operating activities was also a result of net income from continuing operations of $36.0 million, which included the impact of non-cash expenses for depreciation and amortization and amortization of intangible assets of $7.2 million, non-cash provision for income taxes of $6.6 million and share-based compensation expense of $3.2 million. These amounts were partially offset by a decrease in accrued expenses of $12.0 million as well as a decrease in deferred revenue of $52.0 million. These decreases in accounts receivable, accrued expenses and deferred revenue are primarily a result of the seasonality of our operations, with the fourth quarter of our fiscal year historically generating the most activity, including order intake and billing. During the six months ended July 31, 2009 the decrease in accounts receivable was $85.9 million as compared to a decrease of $88.8 million during the six months July 31, 2008. This change is primarily due to the timing of collections.

Net cash used in investing activities was $4.7 million for the six months ended July 31, 2009, which includes the purchases of capital assets of approximately $1.4 million. In addition, the purchase of investments, net of maturities, contributed a cash outflow of approximately $3.2 million.

Net cash used in financing activities was $46.9 million for the six months ended July 31, 2009. During this period, we made principal payments on our debt of $28.6 million and purchased our own shares having a value of $19.9 million under our shareholder-approved share repurchase program. These uses of cash were partially offset by proceeds of $1.5 million received from the exercise of share options under our various share option programs, including the related tax benefit, and share purchases made under our 2004 Employee Share Purchase Plan.

We had a working capital deficit of approximately $1.6 million as of July 31, 2009 and approximately $11.9 million as of January 31, 2009. The increase in working capital was primarily due to net income from continuing operations of $36.0 million, which includes non-cash charges for depreciation and amortization of $7.2 million, share-based compensation expense of $3.2 million and a non-cash tax charge of $6.6 million. Additionally, current deferred tax assets increased by $5.5 million which was primarily attributed to a long term deferred tax asset reclassification net of tax asset utilization and we received proceeds of $1.5 million from the exercise of share options under our various share option programs and from share purchases made under our 2004 Employee Share Purchase Plan. This was partially offset by principal debt payments of $28.6 million and the purchase of treasury shares having a value of $19.9 million under our shareholder-approved share repurchase program.

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

We lease certain of our facilities and certain equipment and furniture under operating lease agreements that expire at various dates through 2023. In addition, we have a term loan which will be paid out over the next 4 years. Future minimum lease payments, net of estimated sub-rentals, under these agreements and the debt repayments schedule are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating Lease Obligations	$12,572	$4,129	$5,676	$2,767	$	~~--~~
Debt Obligations	94,824	968	1,936	91,920		--
Total Obligations	$107,396	$5,097	$7,612	$94,687	$	~~--~~

We do not have any off-balance sheet arrangements, as defined under SEC rules, such as relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, established for the purpose of facilitating transactions that are not required to be reflected on our balance sheet.

In May 2007, we entered into a credit agreement with Credit Suisse and certain lenders providing for a $225.0 million senior credit facility comprised of a $200 million term loan facility and a $25.0 million revolving credit facility. On July 7, 2008, we entered into an amendment to the credit agreement (the Amendment). The primary purpose of the Amendment was to expand our and our subsidiaries’ ability to make additional repurchases of our shares. The expanded repurchase ability under the Amendment is conditioned on the absence of an event of default and a requirement that (i) the leverage ratio shall be no greater than 2.75:1 as of the most recently completed fiscal quarter ending prior to the date of such repurchase (0.79:1 at July 31, 2009) and (ii) that we make a prepayment of the term loan under the credit agreement in an amount equal to the dollar amount of any such repurchase. Such term loan prepayments were not, however, required in connection with the first $24.0 million of repurchases made from and after July 7, 2008. The Amendment also provides for an increase in the annual interest rate on the term loan to, at our election, (i) base rate plus a margin of 2.5% or (ii) adjusted LIBOR plus margin of 3.5%.

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

Our management believes that the non-GAAP financial results may also provide useful information to investors. Non-GAAP results may also allow investors and analysts to more readily compare our operations to prior financial results and to the financial results of other companies in the industry who similarly provide non-GAAP results to investors and analysts. Investors may seek to evaluate our business performance and the performance of our competitors as they relate to cash. Excluding one-time and non-cash charges may assist investors in this evaluation and comparisons. When we provide non-GAAP financial results, we will also provide reconciliations of such results to GAAP financial measures.

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

ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of July 31, 2009, we did not use derivative financial instruments for speculative or trading purposes.

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

FOREIGN CURRENCY RISK

Due to our multinational operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenue or pay expenses and the U.S. dollar. Our expenses are not necessarily incurred in the currency in which revenue is generated, and, as a result, we are required from time to time to convert currencies to meet our obligations. These currency conversions are subject to exchange rate fluctuations, in particular changes to the value of the Euro, Canadian dollar, Australian dollar, New Zealand dollar, Singapore dollar, and pound sterling relative to the U.S. dollar, which could adversely affect our business and our results of operations. During the six months ended July 31, 2009 and 2008, we incurred foreign currency exchange losses of $1.3 million and $0.7 million, respectively.

ITEM 4. — CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our primary sources of direct competition are:

•	third-party suppliers of instructor-led information technology, business, management and professional skills education and training;

•	technology companies that offer learning courses covering their own technology products;

•	suppliers of computer-based training and e-learning solutions;

•	internal education, training departments and human resources outsourcers of potential customers; and

•	value-added resellers and network integrators.

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

In the event that we are unable to maintain or expand our current development alliances or enter into new development alliances, our operating results and financial condition could be materially adversely affected. Furthermore, we will be required to pay royalties to some of our development partners on products developed with them, which could reduce our gross margins. We expect that cost of revenue may fluctuate from period to period in the future based upon many factors, including the revenue mix and the timing of expenses associated with development alliances. In addition, the collaborative nature of the development process under these alliances may result in longer development times and less control over the timing of product introductions than for e-learning offerings developed solely by us. Our strategic alliance partners may from time to time renegotiate the terms of their agreements with us, which could result in changes to the royalty or other arrangements, adversely affecting our results of operations.

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

Many of our customers' users access our e-learning solutions over the Internet or through our customers’ internal networks. Any factors that adversely affect Internet usage could disrupt the ability of those users to access our e-learning solutions, which would adversely affect customer satisfaction and therefore our business.

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

OUR WORLDWIDE OPERATIONS ARE SUBJECT TO RISKS WHICH COULD NEGATIVELY IMPACT OUR FUTURE OPERATING RESULTS.

We expect that international operations will continue to account for a significant portion of our revenue and are subject to inherent risks, including:

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

During the three months ended July 31, 2009, we repurchased our ADSs as follows:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share $	(c) Total Number of Shares Purchased as Part of Publicly Announced or Program (2)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program
May 1, 2009 – May 31, 2009	499,300	$7.84	499,300	12,118,331
June 1, 2009 – June 30, 2009	421,473	7.88	421,473	11,696,858
July 1, 2009 – July 31, 2009	419,350	7.68	419,350	11,277,508
Total	1,340,123	$7.80	1,340,123	11,277,508

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

SKILLSOFT PUBLIC LIMITED COMPANY

Date: September 9, 2009	By:	/s/ Thomas J. McDonald
Thomas J. McDonald
Chief Financial Officer

EXHIBIT INDEX

10.1
Summary of Fiscal 2009 Executive Cash Incentive Compensation Program (Incorporated by reference to Exhibit 99.1 to SkillSoft PLC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 4, 2009 (File No. 000-25674).

10.2	2001 Outside Director Option Plan, as amended
31.1	Certification of SkillSoft PLC’s Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of SkillSoft PLC’s Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934.
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