Form 10-Q
period 2009-10-31
SKILLSOFT PUBLIC LIMITED CO
filed 2009-12-10
CIK 940181

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(MARK ONE)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2009

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

On December 7, 2009, the registrant had outstanding 98,887,476 Ordinary Shares (issued or issuable in exchange for the registrant’s outstanding American Depositary Shares).

SKILLSOFT PLC

FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 31, 2009

 EX-32.1 Certification of SkillSoft PLC's Chief Executive Officer, Section 906
EX-32.2 Certification of SkillSoft PLC's Chief Financial Officer, Section 906

PART I

ITEM 1. — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SKILLSOFT PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	OCTOBER 31, 2009 (Unaudited)	JANUARY 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$59,802	$37,853
Short-term investments	3,651	1,099
Restricted cash	2,792	3,790
Accounts receivable, net	69,816	146,362
Prepaid expenses and other current assets	14,781	18,286
Deferred tax assets	30,295	26,444
Total current assets	181,137	233,834
Property and equipment, net	5,960	7,661
Intangible assets, net	6,687	13,472
Goodwill	238,550	238,550
Deferred tax assets	56,125	78,223
Other assets	9,585	3,360
Total assets	$498,044	$575,100
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long term debt	$865	$1,253
Accounts payable	4,175	5,648
Accrued compensation	9,916	13,513
Accrued expenses	18,163	23,760
Deferred revenue	140,424	201,518
Total current liabilities	173,543	245,692

Long term debt	83,716	122,131
Other long term liabilities	2,663	3,221
Total long term liabilities	86,379	125,352
Commitments and contingencies (Note 11)
Shareholders’ equity:
Ordinary shares, €0.11 par value per share: 250,000,000 shares authorized; 95,222,637 and 98,892,249 shares issued at October 31, 2009 and January 31, 2009, respectively	10,033	10,600
Additional paid-in capital	484,545	509,177
Treasury stock, at cost, 197,200 and 830,802 ordinary shares at October 31, 2009 and January 31, 2009, respectively	(1,928)	(5,317)
Accumulated deficit	(255,294)	(310,874)
Accumulated other comprehensive income	766	470
Total shareholders’ equity	238,122	204,056
Total liabilities and shareholders’ equity	$498,044	$575,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(UNAUDITED, IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

	THREE MONTHS ENDED OCTOBER 31,		NINE MONTHS ENDED OCTOBER 31,
	2009	2008	2009	2008
Revenue	$80,402	$83,064	$235,767	$248,039
Cost of revenue (1)	6,845	9,374	21,842	28,013
Cost of revenue – amortization of intangible assets	32	1,690	96	5,170
Gross profit	73,525	72,000	213,829	214,856
Operating expenses:
Research and development (1)	12,508	12,138	31,212	38,136
Selling and marketing (1)	23,336	26,387	70,134	82,185
General and administrative (1)	7,857	9,130	25,014	27,454
Amortization of intangible assets	2,118	2,738	6,690	8,475
Merger and integration related expenses	-	-	-	761
Restructuring	-	-	56	-
SEC investigation	-	-	-	49
Total operating expenses	45,819	50,393	133,106	157,060
Operating income	27,706	21,607	80,723	57,796
Other (expense) income, net	(220)	1,013	(1,443)	616
Interest income	66	248	204	1,440
Interest expense	(1,633)	(3,364)	(6,110)	(11,014)
Income before provision for income taxes from continuing operations	25,919	19,504	73,374	48,838
Provision for income taxes	6,289	7,438	17,794	18,790
Income from continuing operations	19,630	12,066	55,580	30,048
(Loss) income from discontinued operations, net of income tax (benefit) expense of ($25) thousand and $1.3 million for the three and nine months ended October 31, 2008	-	(37)	-	1,937
Net income	$19,630	$12,029	$55,580	$31,985
Net income per share (Note 9):
Basic – continuing operations	$0.21	$0.12	$0.58	$0.29
Basic – discontinued operations	$-	$-	$-	$0.02
	$0.21	$0.12	$0.58	$0.31
Basic weighted average shares outstanding	95,374,749	104,182,736	96,489,795	104,779,876
Diluted – continuing operations	$0.20	$0.11	$0.56	$0.28
Diluted – discontinued operations	$-	$-	$-	$0.02
	$0.20	$0.11	$0.56	$0.29	†
Diluted weighted average shares outstanding	98,501,863	107,500,272	98,601,709	108,656,388
____________
† Does not add due to rounding.
(1)	Share-based compensation included in cost of revenue and operating expenses:

	THREE MONTHS ENDED OCTOBER 31,		NINE MONTHS ENDED OCTOBER 31,
	2009	2008	2009	2008
Cost of revenue	$17	$52	$66	$163
Research and development	226	227	742	695
Selling and marketing	486	412	1,725	1,434
General and administrative	701	731	2,108	2,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, IN THOUSANDS)

	NINE MONTHS ENDED OCTOBER 31,
	2009	2008
Cash flows from operating activities:
Net income	$55,580	$31,985
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	4,641	4,504
Depreciation and amortization	3,419	3,921
Amortization of intangible assets	6,786	13,645
Provision for bad debts	(130)	(187)
Provision for income tax — non-cash	11,924	15,727
Gain on sale of discontinued operations	-	(3,386)
Non-cash interest expense	854	898
Tax (benefit) effect related to exercise of non-qualified stock options	169	(1,247)
Changes in current assets and liabilities:
Accounts receivable	80,962	92,756
Prepaid expenses, other current assets and other assets	3,951	7,907
Accounts payable	(1,502)	(858)
Accrued expenses, including long-term	(10,809)	(21,663)
Deferred revenue	(68,029)	(68,608)
Net cash provided by operating activities	87,816	75,394
Cash flows from investing activities:
Purchases of property and equipment	(1,703)	(4,066)
Cash paid for business acquisitions	-	(250)
Purchases of investments	(7,762)	(18,545)
Maturity of investments	5,212	23,337
Decrease in restricted cash, net	998	218
Cash received from sale of discontinued operations	-	6,903
Net cash (used in) provided by investing activities	(3,255)	7,597
Cash flows from financing activities:
Exercise of share options	1,343	16,412
Proceeds from employee share purchase plan	2,192	3,063
Principal payments on long term debt	(38,802)	(55,303)
Acquisition of treasury stock	(29,817)	(56,495)
Tax (effect) benefit related to exercise of non-qualified stock options	(169)	1,247
Net cash used in financing activities	(65,253)	(91,076)
Effect of exchange rate changes on cash and cash equivalents	2,641	(3,210)
Net increase (decrease) in cash and cash equivalents	21,949	(11,295)
Cash and cash equivalents, beginning of period	37,853	76,059
Cash and cash equivalents, end of period	$59,802	$64,764

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLSOFT PLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. THE COMPANY

SkillSoft PLC (the Company or SkillSoft) was incorporated in Ireland on August 8, 1989. The Company is a leading Software as a Service (SaaS) provider of on-demand e-learning and performance support solutions for global enterprises, government, education and small to medium-sized businesses. SkillSoft helps its customers to maximize performance through a combination of content, online information resources, flexible technologies and support services. SkillSoft is the surviving corporation in a merger between SmartForce PLC and SkillSoft Corporation on September 6, 2002 (the SmartForce Merger). References in this Form 10-Q to our fiscal year refer to the fiscal year ended January 31 of that year (e.g., fiscal 2010 is the fiscal year ended January 31, 2010).

2. BASIS OF PRESENTATION

The accompanying, unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all material adjustments (consisting only of those of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of October 31, 2009 and the results of its operations and cash flows for the three and nine months ended October 31, 2009 and 2008. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. Certain presentational changes have been made to the prior year condensed consolidated statements of cash flows related to discontinued operations to conform with the current year presentation. Certain reclassifications have been made to the prior year condensed consolidated income statements between interest expense and other expense, net to conform with the current year presentation.

The Company evaluated subsequent events through December 10, 2009, the date of issuance of these financial statements, to determine if any event since October 31, 2009, the date of these financial statements, required disclosure in these statements. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

3. CASH, CASH EQUIVALENTS, RESTRICTED CASH AND INVESTMENTS

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. At October 31, 2009, cash equivalents consisted mainly of high-grade commercial paper and corporate bonds. At January 31, 2009, cash equivalents consisted mainly of commercial paper and federal agency notes.

At October 31, 2009, the Company had approximately $2.8 million of restricted cash; approximately $2.7 million is held voluntarily to defend named former executives and board members of SmartForce PLC for actions arising out of an SEC investigation and litigation related to the 2002 securities class action and approximately $0.1 million is held in certificates-of-deposits with a commercial bank pursuant to terms of certain facilities lease agreements.

In accordance with the guidance of the Financial Accounting Standards Board (FASB), securities that the Company does not intend to hold to maturity or for trading purposes are reported at market value, and are classified as available for sale. At October 31, 2009, the Company’s investments were classified as available for sale and had an average maturity of approximately 62 days.

Cash and cash equivalents and available for sale short-term investments as of January 31, 2009 were as follows (in thousands):

Description	Contracted Maturity	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	N/A	$34,653	$-	$-	$34,653
Commercial paper	0-3 months	2,199	1	-	2,200
Federal agency notes	2 months	1,000	-	-	1,000
		$37,852	$1	$-	$37,853
Short-term investments:
Commercial paper	4 months	$1,099	$-	$-	$1,099
		$1,099	$-	$-	$1,099

Cash and cash equivalents and available for sale short-term investments as of October 31, 2009 were as follows (in thousands):

Description	Contracted Maturity	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	N/A	$59,054	$-	$-	$59,054
Commercial paper	0-3 months	200	-	-	200
Corporate bonds	2-3 months	549	-	(1)	548
		$59,803	$-	$(1)	$59,802
Short-term investments:
Commercial paper	6 months	$200	$-	$-	$200
Federal agency notes	5 months	350	-	-	350
Corporate bonds	4 months	202	-	(1)	201
Treasury bills	6 months	2,298	1	-	2,299
Certificates of deposit	4-6 months	601	-	-	601
		$3,651	$1	$(1)	$3,651

Realized gains and losses and declines in value determined to be other-than-temporary on available-for-sale securities are included in investment income. Gross realized gains and losses for the nine months ended October 31 2009 were nominal. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in other income.

4. REVENUE RECOGNITION

The Company generates revenue primarily from the license of its products, the provision of professional services and from the provision of hosting/application service provider (ASP) services.

The Company follows the provisions of the FASB Accounting Standards Codification (ASC) 605 to account for revenue derived pursuant to license agreements under which customers license the Company’s products and services. The pricing for the Company’s courses varies based upon the content offering selected by a customer, the number of users within the customer’s organization and the term of the license agreement (generally one, two or three years). License agreements permit customers to exchange course titles, generally on the contract anniversary date. Hosting services are sold separately for an additional fee. A license can provide customers access to a range of learning products including courseware, Referenceware®, simulations, mentoring and prescriptive assessment.

The Company offers discounts from its ordinary pricing, and purchasers of licenses for a larger number of courses, larger user bases or longer periods of time generally receive discounts. Generally, customers may amend their license agreements, for an additional fee, to gain access to additional courses or product lines and/or to increase the size of the user base. The Company also derives revenue from hosting fees for customers that use its solutions on an ASP basis and from the provision of professional services. In selected circumstances, the Company derives revenue on a pay-for-use basis under which some customers are charged based on the number of courses accessed by its users.

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

The Company typically recognizes revenue from resellers over the commitment period when both the sale to the end user has occurred and the collectibility of cash from the reseller is probable. With respect to reseller agreements with minimum commitments, the Company recognizes revenue related to the portion of the minimum commitment that exceeds the end user sales at the expiration of the commitment period provided the Company has received payment. If a definitive service period can be determined, revenue is recognized ratably over the term of the minimum commitment period, provided that payment has been received or collectibility is probable.

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

The Company records reimbursable out-of-pocket expenses in both revenue and as a direct cost of revenue, as applicable.

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

5. SHAREHOLDERS’ EQUITY

(a)           ADS Repurchase Program

On April 8, 2008, the Company’s shareholders approved a program for the repurchase by the Company of up to an aggregate of 10,000,000 ADSs. On September 24, 2008, the Company’s shareholders approved an increase in the number of shares that may be repurchased under the program to 25,000,000 and an extension of the repurchase program until March 23, 2010. As of October 31, 2009, 10,183,705 shares remain available for repurchase, subject to certain limitations, under the shareholder approved repurchase program.
During the nine months ended October 31, 2009, the Company repurchased a total of 3,718,980 shares for a total purchase price, including commissions, of $29.8 million. The Company retired 4,352,582 shares during the nine months ended October 31, 2009, including 830,802 shares repurchased in the prior fiscal year. As of October 31, 2009, 197,200 of the repurchased shares had not yet been retired or canceled and were held as treasury shares at cost. The Company intends to retire these shares in the near future.

(b)           Share Based Compensation

The Company has two share-based compensation plans under which employees, officers, directors and consultants may be granted options to purchase the Company’s ordinary shares, generally at the market price on the date of grant. The options become exercisable over various periods, typically four years (and typically one or three years in the case of directors), and have a maximum term of ten years. As of October 31, 2009, 2,069,826 ordinary shares remain available for future grant under the Company’s share option plans. Please see Note 9 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K as filed with the SEC on April 1, 2009 for a detailed description of the Company’s share option plans.

A summary of share option activity under the Company’s plans during the nine months ended October 31, 2009 is as follows:

Share Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 31, 2009	13,024,156	$7.54
Granted	60,000	4.17
Exercised	(293,952)	4.57
Forfeited	(62,917)	4.35
Expired	(336,941)	14.92
Outstanding, October 31, 2009	12,390,346	$7.41	3.26	$40,058
Exercisable, October 31, 2009	10,429,083	$7.73	3.11	$32,378
Vested and Expected to Vest, October 31, 2009 (1)	12,190,762	$7.45	3.25	$39,109
____________

(1)
Represents the number of vested options as of October 31, 2009 plus the number of unvested options as of October 31, 2009 that are expected to vest, adjusted for an estimated forfeiture rate of 15.4%. The Company recognizes expense incurred on a straight line basis, in accordance with the FASB guidance. Due to the Company’s vesting schedule, expense is incurred on options that have not yet vested but which are expected to vest in a future period. The options for which expense has been incurred but have not yet vested are included above as options expected to vest.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the shares and the exercise price of each in-the-money option) that would have been realized by the option holders had all option holders exercised their options on October 31, 2009.

The aggregate intrinsic value of options exercised during the three and nine months ended October 31, 2009 was approximately $0.7 million and $1.2 million, respectively. The weighted average grant date fair value of options granted as calculated by Black-Scholes option pricing model during the nine months ended October 31, 2009 and 2008 was $3.19 and $3.81 per share, respectively.

6. SPECIAL CHARGES

MERGER AND EXIT COSTS

(a)           Merger and Exit Costs Recognized as Liabilities in Purchase Accounting

The Company’s merger and exit liabilities, which include previous merger and acquisition transactions, are recorded in accrued expenses (see Note 13) and long-term liabilities. Activity in the nine month period ended October 31, 2009 is as follows (in thousands):

	Closedown of Facilities	Other	Total
Merger and exit accrual January 31, 2009	$1,594	$77	$1,671
Payments made	(867)	11	(856)
Adjustment to provision for merger and exit costs in connection with the acquisition of NETg	(31)	-	(31)
Adjustment to provision for merger and exit costs in connection with the SmartForce Merger	(355)	-	(355)
Merger and exit accrual October 31, 2009	$341	$88	$429

The Company anticipates that the remainder of the merger and exit accrual will be paid by October 2011 as follows (in thousands):

Year Ended January 31, 2010 (remaining 3 months)	$66
Year Ended January 31, 2011	363
Total	$429

(b)           Discontinued Operations

In connection with the acquisition of NETg from the Thomson Corporation on May 14, 2007, the Company discontinued certain businesses acquired from NETg.

Discontinued operations did not affect our results of operations during the three or nine months ended October 31, 2009. Summarized results of operations for discontinued operations for the three and nine months ended October 31, 2008 is as follows (in thousands):

	Three Months Ended October 31, 2008	Nine Months Ended October 31, 2008
Revenue from discontinued operations	$(64)	$224

(Loss) gain from discontinued operations before income taxes	(62)	3,243
Income tax (benefit) provision	(25)	1,306
(Loss) gain from discontinued operations	$(37)	$1,937

The income from discontinued operations before income tax for the nine months ended October 31, 2008 consisted primarily of a $3.4 million gain resulting from proceeds received from the Company’s sale of the assets related to the NETg Press business in October 2007, which was partially offset by a $0.2 million loss from discontinued operations.

(c)           Restructuring

On January 19, 2009, the Company committed to a reduction in force with respect to a total of approximately 120 employees in the United States, Canada, Ireland and the United Kingdom. The decision was based on a review of various cost savings initiatives undertaken in connection with the development of the Company’s budget and operating plan for fiscal 2010. The Company also recorded a $56,000 restructuring charge in the nine months ended October, 31 2009, which is included in the consolidated statement of income as “restructuring”, and is primarily related to a further reduction in force of 6 employees in its Australia office, which was communicated on March 4, 2009. Substantially all of this charge represents the severance cost for the terminated employees.

Activity in the Company’s restructuring accrual was as follows (in thousands):

Restructuring accrual as of January 31, 2009	$1,112
Payments made	(1,161)
Restructuring charges incurred	56
Restructuring accrual as of October 31, 2009	$7

The Company anticipates that the remainder of the restructuring accrual will be paid out in fiscal 2010.

7. GOODWILL AND INTANGIBLE ASSETS

Intangible assets are as follows (in thousands):

	October 31, 2009			January 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internally developed software/ courseware	$38,717	$38,558	$159	$38,717	$38,462	$255
Customer contracts	36,848	31,220	5,628	36,848	26,938	9,910
Non-compete agreement	6,900	6,900	-	6,900	4,830	2,070
Trademarks and trade names	2,725	2,725	-	2,725	2,388	337
Books 24X7 trademark	900	-	900	900	-	900
	$86,090	$79,403	$6,687	$86,090	$72,618	$13,472

Trademarks of $0.9 million relating to the Company’s subsidiary, Books24X7, are considered indefinite-lived and accordingly no amortization expense is recorded.

There was no change in goodwill at October 31, 2009 from the amount recorded at January 31, 2009.

The Company will be conducting its annual impairment test of goodwill for fiscal 2010 in the fourth quarter. There were no indicators of impairment in the third quarter of fiscal 2010.

8. COMPREHENSIVE INCOME

Comprehensive income for the three and nine months ended October 31, 2009 and 2008 was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008
Comprehensive income:
Net income	$19,630	$12,029	$55,580	$31,985
Other comprehensive income (loss) income - Foreign currency adjustment	45	2,013	(570)	2,309
Change in fair value of interest rate hedge, net of tax	208	260	866	1,155
Unrealized losses on available-for-sale securities	-	-	-	(24)
Comprehensive income	$19,883	$14,302	$55,876	$35,425

9. NET INCOME PER SHARE

Basic net income per share was computed using the weighted average number of shares outstanding during the period. Diluted net income per share was computed by giving effect to all dilutive potential shares outstanding. The weighted average number of shares outstanding used to compute basic net income per share and diluted net income per share was as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008
Basic weighted average shares outstanding	95,374,749	104,182,736	96,489,795	104,779,876
Effect of dilutive shares outstanding	3,127,114	3,317,536	2,111,914	3,876,512
Weighted average shares outstanding, as adjusted	98,501,863	107,500,272	98,601,709	108,656,388

The following share equivalents have been excluded from the computation of diluted weighted average shares outstanding for the three and nine months ended October 31, 2009 and 2008, respectively, as they would be anti-dilutive because the sum of the exercise proceeds, windfall tax benefit and the deferred compensation cost per share was greater than the average market price of the Company’s common stock for the relevant period:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008
Options to purchase shares excluded	2,290,257	2,907,621	3,039,764	2,936,591

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

For the nine months ended October 31, 2009 and 2008, the Company’s effective tax rates were 24.3% and 38.5%, respectively. The decrease in the current year effective tax rate is primarily due to a change in the geographical distribution of worldwide earnings as a result of the business realignment strategy that took place at the beginning of fiscal 2010. For the nine months ended October 31, 2009, the provision for income taxes consisted of a cash tax provision of $5.9 million and a non-cash tax provision of $11.9 million. Included in the non-cash tax provision of $11.9 million is a $0.7 million provision resulting from a remeasurement of the Company’s state deferred tax assets due to a change in the Company’s effective state tax rate, and a $0.7 million provision due to an adjustment to the Company’s net operating loss carryforward related deferred tax asset. For the nine months ended October 31, 2008, the provision for income taxes of $18.8 million consisted of a cash tax provision of $3.1 million and a non-cash tax provision of $15.7 million.

The Company’s unrecognized tax benefits, including interest and penalties totaled $3.2 million at October 31, 2009, all of which, if recognized, would affect the Company’s effective tax rate. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense. As of October 31, 2009, the Company had approximately $0.7 million of accrued interest related to uncertain tax positions.

In the normal course of business, the Company and its subsidiaries are subject to examination by taxing authorities in such major jurisdictions as Ireland, the United Kingdom, Germany, Australia, Canada and the U.S. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S based income tax examinations for years before fiscal 2004.

11. COMMITMENTS AND CONTINGENCIES

In January 2007, the Boston District Office of the SEC informed the Company that it is the subject of an informal investigation concerning option granting practices at SmartForce for the period beginning April 12, 1996 through July 12, 2002 (the Option Granting Investigation). These grants were made prior to the September 6, 2002 merger with SmartForce PLC. The Company has produced documents in response to requests from the SEC. The SEC has informed the Company that it has not determined whether to close the Option Granting Investigation.

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

The Company’s software license arrangements and hosting services are typically warranted to perform in a manner consistent with general industry standards that are reasonably applicable and substantially in accordance with the Company’s product documentation under normal use and circumstances. The Company’s arrangements also include certain provisions for indemnifying customers against liabilities if its products or services infringe a third party’s intellectual property rights.

The Company has entered into service level agreements with some of its hosted application customers warranting certain levels of uptime reliability and permitting those customers to receive credits against monthly hosting fees or terminate their agreements in the event that the Company fails to meet those levels for an agreed upon period of time.

To date, the Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in the accompanying consolidated financial statements.

12. GEOGRAPHICAL DISTRIBUTION OF REVENUE

The Company attributes revenue to different geographical areas on the basis of the location of the customer. Revenue by geographical area for the three and nine month periods ended October 31, 2009 and 2008 was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008
Revenue:
United States	$60,284	$61,998	$179,036	$181,807
United Kingdom	9,552	11,358	27,126	34,980
Canada	3,350	3,047	9,090	9,831
Europe, excluding United Kingdom	2,331	1,758	6,617	5,438
Australia/New Zealand	3,321	3,343	9,186	11,306
Other	1,564	1,560	4,712	4,677
Total revenue	$80,402	$83,064	$235,767	$248,039

Long-lived tangible assets at international locations are not significant.

13. ACCRUED EXPENSES

Accrued expenses in the accompanying condensed combined balance sheets consisted of the following (in thousands):

	October 31, 2009	January 31, 2009
Professional fees	$2,983	$4,237
Sales tax payable/VAT payable	1,201	3,806
Accrued royalties	1,446	1,650
Interest rate swap liability	138	1,581
Accrued tax	1,240	854
Other accrued liabilities	11,155	11,632
Total accrued expenses	$18,163	$23,760

14. OTHER ASSETS

Other assets in the accompanying condensed consolidated balance sheets consist of the following (in thousands):

	October 31, 2009	January 31, 2009
Debt financing cost – long term (See Note 17)	$2,392	$3,211
Deferred charge	6,977	-
Other	216	149
Total other assets	$9,585	$3,360

The deferred charge of $7.0 million represents the deferred tax effects of the Company's business realignment and the transfer of its intellectual property between the U.S. and Ireland. The net tax effect of an intercompany transaction is deferred in consolidation. This deferred charge is amortized into tax expense over the useful life of the transferred asset, which is 5 years.

15. OTHER LONG TERM LIABILITIES

Other long term liabilities in the accompanying consolidated balance sheets consist of the following (in thousands):

	October 31, 2009	January 31, 2009

Merger accrual – long term	$89	$1,189
Uncertain tax positions; including interest and penalties – long term	2,451	1,714
Other	123	318
Total other long-term liabilities	$2,663	$3,221

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

In connection with the acquisition of NETg, the Company entered into an interest rate swap contract that is carried at fair value related to debt incurred to finance the acquisition. See Note 18 for further discussion.

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value as of October 31, 2009 (in thousands):

	October 31, 2009	Quoted Prices in Active Markets for Identical Assets – Level 1	Significant Other Observable Inputs – Level 2	Significant Unobservable Inputs – Level 3
Financial Assets:
Cash equivalents (1)	$748	$748	$-	$-
Available for sale securities (2)	$3,651	$1,002	$2,649	$-

Financial Liabilities:
Interest rate swap agreement (Note 18)	$138	$-	$138	$-
____________
(1) Consists of high-grade commercial paper and corporate bonds with original and remaining maturities of less than 90 days.

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

The term loan bears interest at a rate per annum equal to, at the Company’s election, (i) a base rate (3.25% at October 31, 2009) plus a margin of 2.50% or (ii) adjusted LIBOR (0.28% at October 31, 2009) plus a margin of 3.50%. The Company is required to maintain certain financial covenants under the credit facility. The Company is in compliance with these covenants at October 31, 2009 and has been since the inception of the term loan.

In connection with the Credit Agreement, as amended, the Company incurred debt financing costs of $6.2 million which were capitalized and are being amortized as additional interest expense over the term of the loans using the effective-interest method. During the three and nine months ended October 31, 2009, the Company paid approximately $1.0 million and $3.9 million, respectively, in interest. The Company recorded $0.3 million of amortized interest expense related to the capitalized debt financing costs for both the three months ended October 31, 2009 and 2008. The Company recorded $0.9 million of amortized interest expense related to the capitalized debt financing costs for both the nine months ended October 31, 2009 and 2008. As of October 31, 2009, total unamortized debt financing costs of $1.0 million and $2.4 million are recorded within prepaid expenses and other current assets and non-current other assets, respectively, based on scheduled future amortization.

During the three and nine months ended October 31, 2009, the Company paid $10.2 million and $38.8 million, respectively, against the term loan amount. As a result, the balance outstanding under the term loan was $84.6 million at October 31, 2009, with a weighted average interest rate for the three month period ended October 31, 2009 of 5.48%, which includes a portion of debt that has been fixed by an interest rate swap.

Future scheduled minimum payments under this credit facility are as follows (in thousands):

Fiscal 2010 (remaining 3 months)	$216
Fiscal 2011	865
Fiscal 2012	865
Fiscal 2013	865
Fiscal 2014	81,770
Total	$84,581

18. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages financial risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding as well as the use of a derivative financial instrument. Specifically, the Company entered into a derivative financial instrument to manage exposure related to a portion of the Company’s borrowings which bear variable floating rate interest. The Company’s derivative financial instrument is used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to a portion of the Company’s borrowings.

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

The Company assesses the effectiveness of each hedging relationship by using a regression analysis of the changes in fair value or cash flows of the derivative hedging instrument and the changes in fair value or cash flows of the designated hedged item or transaction. The effective portion of changes in the fair value of derivatives designated as and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended October 31, 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on cash flow hedges was recognized during the three and nine months ended October 31, 2009.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The current interest rate swap held by the Company matures on December 31, 2009. For the period from August 1, 2009 through December 31, 2009, the Company estimates that an additional $0.1 million will be recorded as an increase to interest expense.

As of October 31, 2009, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivates	Notional (in thousands)	Effective Date	Maturity Date	Index	Strike Rate
Interest Rate Swap	$17,200	May 14, 2007	December 31, 2009	3 Month LIBOR	5.1015%

The following table summarizes the location of the fair value of the Company’s derivative instruments within the condensed consolidated balance sheets as of October 31, 2009, and January 31, 2009 (in thousands):

	Balance Sheet Location	October 31, 2009	January 31, 2009
Liabilities:
Derivative instruments designated as a cash flow instruments:
Interest rate swap contracts	Accrued expenses	$138	$1,581
Total assets		$138	$1,581

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statement of Income for the three and nine months ended October 31, 2009 (in thousands):

	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from AOCI into Net Income	Location of Gain (Loss) Reclassified from AOCI into Net Income
For the three months ended October 31, 2009:
Interest rate swap contracts	$(15)	$(362)	Interest Expense
Total	$(15)	$(362)

	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from AOCI into Net Income	Location of Gain (Loss) Reclassified from AOCI into Net Income
For the nine months ended October 31, 2009:
Interest rate swap contracts	$(132)	$(1,575)	Interest Expense
Total	$(132)	$(1,575)

As of October 31, 2009, the fair value of derivatives, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these instruments was a $0.2 million net liability. As of October 31, 2009, the Company had not posted any collateral related to these instruments. If the Company had breached any of these provisions at October 31, 2009, it would have been required to settle its obligations under the instruments at their termination value of $0.2 million.

19. RECENTLY ISSUED ACCOUNTING GUIDANCE

In June 2009, the FASB issued the FASB Accounting Standards Codification (ASC), which was effective for the Company in the third quarter ended October 31, 2009. The Codification became the single authoritative source for U.S. generally accepted accounting principles (GAAP). Accordingly, previous references to U.S. GAAP accounting standards are no longer used by the Company in its disclosures including these Notes to the condensed consolidated financial statements. The ASC does not change U.S. GAAP and does not affect the Company’s consolidated financial position, cash flows, or results of operations.

In December 2007, the FASB issued updated guidance on business combinations, incorporated into ASC 805, which includes the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. Adoption of this guidance on February 1, 2009 did not have a material impact on the Company’s financial position or results of operations. The adoption of this guidance will have an impact on the Company’s accounting for business combinations occurring on or after the adoption date, but the effect will be dependent on the acquisitions at that time.

In December 2007, the FASB issued updated guidance on non-controlling interest in consolidated financial statements, incorporated into ASC 810-10-65-1, which includes the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, this guidance revises the accounting for both increases and decreases in a parent’s controlling ownership interest. Adoption of this guidance on February 1, 2009 did not have a material impact on the Company’s financial position or results of operations.

In April 2008, the FASB issued updated guidance on recognition and presentation of other-than-temporary impairments, incorporated into ASC 350-30-65-1, which requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2009. Adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements when it becomes effective.

In May 2009, the FASB issued updated guidance on subsequent events, incorporated into ASC 855, which does not require significant changes regarding recognition or disclosure of subsequent events, but does require disclosure of the date through which subsequent events have been evaluated for disclosure and recognition. This guidance is effective for financial statements issued after June 15,2009. The implementation of this standard did not have a significant impact on the financial statements of the Company. Subsequent events through the filing date of this Quarterly Report on Form10-Q have been evaluated for disclosure and recognition.

In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force to amend certain guidance in ASC 605-25, “Revenue Recognition, 25 Multiple-Element Arrangements.” The amended guidance in ASC 605-25 (1) modifies the separation criteria by eliminating the criterion that requires objective and reliable evidence of fair value for the undelivered item(s), and (2) eliminates the use of the residual method of allocation and instead requires that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price.

In October 2009, the FASB also issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force, to amend the scope of arrangements under ASC 985-605, Software, 605, “Revenue Recognition” to exclude tangible products containing software components and non-software components that function together to deliver a product’s essential functionality.

The amended guidance in ASC 605-25 and ASC 985-605 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application and retrospective application permitted. The Company expects to prospectively apply the amended guidance in ASC 985-605, concurrently with the amended guidance in ASC 605-25, beginning on February 1, 2010. The Company is in the process of evaluating the impact the amendments to ASC 605-25 and ASC 985-605 will have on its consolidated financial statements.

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

As used in this Form 10-Q, “we”, “us”, “our”, “SkillSoft” and “the Company” refer to SkillSoft Public Limited Company and its subsidiaries; and references to our fiscal year refer to the fiscal year ended on January 31 of that year (e.g., fiscal 2010 is the fiscal year ended January 31, 2010).

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q.

OVERVIEW

We are a leading Software as a Service (SaaS) provider of on-demand e-learning and performance support solutions for global enterprises, government, education and small to medium-sized businesses. We enable organizations to maximize performance through a combination of comprehensive e-learning content, online information resources, flexible learning technologies and support services. Our multi-modal learning solutions support and enhance the speed and effectiveness of both formal and informal learning processes and integrate our in-depth content resources, learning management system, virtual classroom technology and support services.

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

We account for software development costs by capitalizing certain computer software development costs incurred after technological feasibility is established. No software development costs incurred during the three and nine months ended October 31, 2009 met the requirements for capitalization.

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

Amortization of intangible assets represents the amortization of customer value, non-compete agreements, trademarks and tradenames from our acquisitions of NETg, Targeted Learning Corporation (TLC) and GoTrain Corp.

Merger and integration related expenses primarily consist of salaries paid to NETg employees for transitional work assignments, facilities, systems and process integration activities.

Restructuring expenses primarily consist of charges associated with our recent reduction in force as described in our Form 8-K filed with the SEC on January 20, 2009.

SEC investigation expenses primarily consist of legal and consulting fees incurred in connection with the SEC’s review of SmartForce’s option granting practices prior to the merger between SmartForce PLC and SkillSoft Corporation (the SmartForce Merger).

BUSINESS OUTLOOK

In the three and nine months ended October 31, 2009, we generated revenue of $80.4 million and $235.8 million, respectively, as compared to $83.1 million and $248.0 million in the three and nine months ended October 31, 2008, respectively. We reported net income in the three and nine months ended October 31, 2009 of $19.6 million and $55.6 million, respectively, as compared to $12.0 million and $32.0 million in the three and nine months ended October 31, 2008, respectively.

While we have achieved increased operating income and net income from last fiscal year’s comparable period, we have experienced during the last year a significantly more cautious customer spending environment due to the current challenging global economic climate. In addition, we continue to find ourselves in a challenging business environment due to (i) budgetary constraints on training and information technology (IT) spending by our current and potential customers, (ii) price competition and value-based competitive offerings from a broad array of competitors in the learning market and (iii) the relatively slow overall market adoption rate for e-learning solutions. In recent months, the challenging U.S. and global economic environment has placed further constraints on our customers’ and potential customers’ IT budgets and spending. We have not yet seen signs of an improving customer environment, but we are also not experiencing continued deterioration. We have also encountered longer sales cycles due to additional customer scrutiny on deals. This has given us less visibility into the overall timing of our sales cycles. Despite these challenges, our core business so far this fiscal year has performed in accordance with our expectations. We expect our revenue to decline approximately 4% to 5% this fiscal year as compared to last fiscal year primarily due to recent changes in foreign exchange rates and the negative effect they have on our international subsidiaries’ revenue when converted to U.S. dollars. However, given the volatility of foreign exchange rates, our forward-looking estimates, which are based on October 31, 2009 rates, could change materially. Despite the expected decrease in revenue, we anticipate an increase in our operating income and net income this fiscal year as compared to last fiscal year primarily due to a number of actions we took in the fourth quarter of fiscal 2009 to reduce our cost structure. These cost-saving initiatives allow us flexibility to manage our costs in light of the difficult economic conditions we are facing. Despite these cost-savings initiatives, we have recently added, and may continue to add, additional sales and development resources in response to the cautious customer spending environment.

In fiscal 2010, we have been focusing on revenue generation and earnings growth primarily by:

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2009 VERSUS THREE MONTHS ENDED OCTOBER 31, 2008

Revenue

	THREE MONTHS ENDED OCTOBER 31,		Dollar Increase/(Decrease)	Percent Change
	2009	2008
(In thousands, except percentages)
Revenue:
United States	$60,284	$61,998	$(1,714)	(3)%
International	20,118	21,066	(948)	(5)%
Total	$80,402	$83,064	$(2,662)	(3)%

The decrease in total revenue was primarily due to a more cautious customer spending environment related to the current challenging global economic climate in fiscal 2010 versus fiscal 2009 as well as the negative effect foreign exchange rates had on our international subsidiaries’ revenue when converted to U.S. dollars.

Costs and Expenses

	THREE MONTHS ENDED OCTOBER 31,		Dollar Increase/(Decrease)	Percent Change
	2009	2008
(In thousands, except percentages)
Cost of revenue	$6,845	$9,374	$(2,529)	(27)%
As a percentage of revenue	9%	11%
Cost of revenue – amortization of intangible assets	32	1,690	(1,658)	(98)%
As a percentage of revenue	0%	2%

The decrease in cost of revenue in the three months ended October 31, 2009 versus the three months ended October 31, 2008 was partially due to a reduction in royalty fees of $0.9 million as a result of both the decrease in revenue and a shift in product mix away from royalty-bearing products. Also contributing to the decrease in cost of revenue was a $0.4 million decrease related to reductions in personnel and $1.1 million in lower expenses for hosting, outside contractor, maintenance and facility charges as a result of both our recent cost-saving initiatives carried out in the fourth quarter of fiscal 2009 and the substantial completion of certain NETg integration initiatives in fiscal 2009.

The decrease in cost of revenue - amortization of intangible assets in the three months ended October 31, 2009 versus the three months ended October 31, 2008 was primarily due to certain intangible assets becoming fully amortized during fiscal 2009.

	THREE MONTHS ENDED OCTOBER 31,		Dollar Increase/(Decrease)	Percent Change
	2009	2008
(In thousands, except percentages)
Research and development	$12,508	$12,138	$370	3%
As a percentage of revenue	16%	15%

The increase in research and development expense in the three months ended October 31, 2009 versus the three months ended October 31, 2008 was primarily due to increased costs related to outside service contractors and outsource partners of $0.8 million which was primarily a result of incremental international content development to help support future revenue growth. These costs were partially offset by a decrease in compensation and benefits expense of $0.2 million attributed to our cost-saving initiatives.

	THREE MONTHS ENDED OCTOBER 31,		Dollar Increase/(Decrease)	Percent Change
	2009	2008
(In thousands, except percentages)
Selling and marketing	$23,336	$26,387	$(3,051)	(12)%
As a percentage of revenue	29%	32%

The decrease in selling and marketing expense in the three months ended October 31, 2009 versus the three months ended October 31, 2008 was primarily due to net reductions of $2.6 million in sales compensation and benefits, which included a reduction of non-field sales personnel partially offset by increased sales incentive expenses. In addition we had a $0.5 million decrease in marketing expenses attributed to our cost-savings initiatives.

	THREE MONTHS ENDED OCTOBER 31,		Dollar Increase/(Decrease)	Percent Change
	2009	2008
(In thousands, except percentages)
General and administrative	$7,857	$9,130	$(1,273)	(14)%
As a percentage of revenue	10%	11%

The decrease in general and administrative expense in the three months ended October 31, 2009 versus the three months ended October 31, 2008 was primarily due to a reduction of $0.8 million in consulting fees related to our cost-savings initiative as well as a reduction in costs related to our business realignment strategy, which was substantially completed in fiscal 2009, and a reduction in insurance premiums and tax expenses (other than income tax) of $0.3 million.

	THREE MONTHS ENDED OCTOBER 31,		Dollar Increase/(Decrease)	Percent Change
	2009	2008
(In thousands, except percentages)
Amortization of intangible assets	$2,118	$2,738	$(620)	(23)%
As a percentage of revenue	3%	3%

The decrease in amortization of intangible assets for the three months ended October 31, 2009 versus the three months ended October 31, 2008 was primarily due to certain assets becoming fully amortized during fiscal 2009.

	THREE MONTHS ENDED OCTOBER 31,		Dollar Increase/(Decrease)	Percent Change
	2009	2008
(In thousands, except percentages)
Other (expense) income, net	$(220)	$1,013	$(1,233)	*
As a percentage of revenue	0%	1%
Interest income	$66	$248	$(182)	(73)%
As a percentage of revenue	0%	0%
Interest expense	$(1,633)	$(3,364)	$1,731	(51)%
As a percentage of revenue	(2)%	(4)%
____________
*           Not meaningful

The shift from other income to other (expense) in the three months ended October 31, 2009 when compared to the three months ended October 31, 2008 was primarily due to foreign currency fluctuations. Due to our multi-national operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies used in our business.

The reduction in interest income in the three months ended October 31, 2009 versus the three months ended October 31, 2008 was primarily due to a reduction in our short-term investments attributed to our share buyback program and our significant long term debt repayments as well as lower interest rates.

The decrease in interest expense in the three months ended October 31, 2009 versus the three months ended October 31, 2008 was due to $59.1 million in principal debt repayments made against our long-term debt as well as a reduction in the interest rate since October 31, 2008.

Provision for Income Taxes

	THREE MONTHS ENDED OCTOBER 31,		Dollar Increase/(Decrease)	Percent Change
	2009	2008
(In thousands, except percentages)
Provision for income taxes	$6,289	$7,438	$(1,149)	(15)%
As a percentage of revenue	8%	9%

For the three months ended October 31, 2009 and 2008, our effective tax rates were 24.3% and 38.1%, respectively. The decrease in the current year effective tax rate is primarily due to a change in the geographical distribution of worldwide earnings as a result of our business realignment strategy that took effect at the beginning of fiscal 2010. For the three months ended October 31, 2009 and 2008, the effective tax rate was higher than the Irish statutory rate of 12.5% due primarily to earnings in higher tax jurisdictions outside of Ireland.

NINE MONTHS ENDED OCTOBER 31, 2009 VERSUS NINE MONTHS ENDED OCTOBER 31, 2008

Revenue

	NINE MONTHS ENDED OCTOBER 31,		Dollar Increase/(Decrease)	Percent Change
	2009	2008
(In thousands, except percentages)
Revenue:
United States	$179,036	$181,807	$(2,771)	(2)%
International	56,731	66,232	(9,501)	(14)%
Total	$235,767	$248,039	$(12,272)	(5)%

The decrease in both total and international revenue for the nine months ended October 31, 2009 versus the nine months ended October 31, 2008 was primarily the result of the negative effect foreign exchange rates had on our international subsidiaries’ revenue when converted to U.S. dollars. In addition, we experienced a more cautious customer spending environment related to the current challenging global economic climate in fiscal 2010 versus fiscal 2009.

Costs and Expenses

	NINE MONTHS ENDED OCTOBER 31,		Dollar Increase/(Decrease)	Percent Change
	2009	2008
(In thousands, except percentages)
Cost of revenue	$21,842	$28,013	$(6,171)	(22)%
As a percentage of revenue	9%	11%
Cost of revenue – amortization of intangible assets	96	5,170	(5,074)	(98)%
As a percentage of revenue	0%	2%

The decrease in cost of revenue in the nine months ended October 31, 2009 versus the nine months ended October 31, 2008 was partially due to a reduction in royalty fees of $1.8 million as a result of both the decrease in revenue and a shift in product mix away from royalty-bearing products. Also contributing to the decrease in cost of revenue was a $1.2 million decrease related to reductions in personnel and $3.0 million in lower expenses for hosting, outside contractor, maintenance and facility charges as a result of both our recent cost-saving initiatives carried out in the fourth quarter of fiscal 2009 and the substantial completion of certain NETg integration initiatives in fiscal 2009.

The decrease in cost of revenue - amortization of intangible assets in the nine months ended October 31, 2009 versus the nine months ended October 31, 2008 was primarily due to certain intangible assets becoming fully amortized during fiscal 2009.

	NINE MONTHS ENDED OCTOBER 31,		Dollar Increase/(Decrease)	Percent Change
	2009	2008
(In thousands, except percentages)
Research and development	$31,212	$38,136	$(6,924)	(18)%
As a percentage of revenue	13%	15%

The decrease in research and development expense in the nine months ended October 31, 2009 versus the nine months ended October 31, 2008 was primarily due to a reduction in outsourced development fees of $4.3 million as well as a decrease in compensation and benefits expense of $1.5 million primarily due to the cost-saving initiatives we instituted in the fourth quarter of fiscal 2009, which was partially offset by incremental international content development in the third quarter of fiscal 2009 to help support future revenue growth. The reduction in outsource development fees was also due to the inclusion of costs attributable to the NETg acquisition in the nine months ended October 31, 2008, which included maintaining multiple platforms and product commitments assumed prior to the completion of the integration.

	NINE MONTHS ENDED OCTOBER 31,		Dollar Increase/(Decrease)	Percent Change
	2009	2008
(In thousands, except percentages)
Selling and marketing	$70,134	$82,185	$(12,051)	(15)%
As a percentage of revenue	30%	33%

The decrease in selling and marketing expense in the nine months ended October 31, 2009 versus the nine months ended October 31, 2008 was primarily due to a decrease in compensation and benefits expense of $9.4 million. This decrease was primarily the result of a reduction in our field support personnel as part of our cost-saving initiatives as well as a reduction in commission expense attributed to when certain commissions were earned in fiscal 2008 as a result of a one-time change to the structure of our compensation plan that year. We also had a reduction in marketing expenses of $1.5 million and a reduction in travel expenses of $0.9 million as a result of our cost-saving initiatives.

	NINE MONTHS ENDED OCTOBER 31,		Dollar Increase/(Decrease)	Percent Change
	2009	2008
(In thousands, except percentages)
General and administrative	$25,014	$27,454	$(2,440)	(9)%
As a percentage of revenue	11%	11%

The decrease in general and administrative expense in the nine months ended October 31, 2009 versus the nine months ended October 31, 2008 was primarily due to a reduction of $2.7 million in legal and professional fees associated with our cost savings initiative as well as a reduction in costs related to our business realignment strategy, which was substantially completed during fiscal 2009. In addition, we had decreases in facility and rent expense of $0.4 million as well as decreases in banking fees and insurance expense of $0.5 million. These reductions in cost were partially offset by an increase in compensation and benefits of $1.6 million primarily due to executive bonuses recognized in the three months ended July 31, 2009.

	NINE MONTHS ENDED OCTOBER 31,		Dollar Increase/(Decrease)	Percent Change
	2009	2008
(In thousands, except percentages)
Amortization of intangible assets	$6,690	$8,475	$(1,785)	(21)%
As a percentage of revenue	3%	3%
Merger and integration related expenses	$-	$761	$(761)	(100)%
As a percentage of revenue	0%	0%
Restructuring	$56	$-	$56	*
As a percentage of revenue	0%	0%
SEC investigation	$-	$49	$(49)	(100)%
As a percentage of revenue	0%	0%
____________
*           Not meaningful

The decrease in amortization of intangible assets for the nine months ended October 31, 2009 versus the nine months ended October 31, 2008 was primarily due to certain assets becoming fully amortized during fiscal 2009.

During the nine months ended October 31, 2008, we incurred merger and integration expenses related to the NETg acquisition. We completed our efforts to integrate NETg’s operations during fiscal 2009.

	NINE MONTHS ENDED OCTOBER 31,		Dollar Increase/(Decrease)	Percent Change
	2009	2008
(In thousands, except percentages)
Other (expense) income, net	$(1,443)	$616	$(2,059)	*
As a percentage of revenue	(1)%	0%
Interest income	$204	$1,440	$(1,236)	(86)%
As a percentage of revenue	0%	1%
Interest expense	$(6,110)	$(11,014)	$4,904	(45)%
As a percentage of revenue	(3)%	(4)%
____________
*           Not meaningful

The shift to other expense from other income in the nine months ended October 31, 2009 when compared to the nine months ended October 31, 2008 was primarily due to foreign currency exchange losses of $1.4 million in the nine months ended October 31, 2009. Due to our multi-national operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies used in our business.

The reduction in interest income in the nine months ended October 31, 2009 versus the nine months ended October 31, 2008 was primarily due to a reduction in our cash, cash equivalents and short-term investments attributed to our share buyback program and our significant long term debt repayments as well as lower interest rates.

The decrease in interest expense in the nine months ended October 31, 2009 versus the nine months ended October 31, 2008 was due to $59.1 million in principal debt repayments made against our long-term debt as well as a reduction in the interest rate since October 31, 2008.

Provision for Income Taxes

	NINE MONTHS ENDED OCTOBER 31,		Dollar Increase/(Decrease)	Percent Change
	2009	2008
(In thousands, except percentages)
Provision for income taxes	$17,794	$18,790	$(996)	(5)%
As a percentage of revenue	8%	8%

For the nine months ended October 31, 2009 and 2008, our effective tax rates were 24.3% and 38.5% respectively. The decrease in the current year effective tax rate is primarily due to a change in the geographical distribution of worldwide earnings as a result of the business realignment strategy that took place at the beginning of fiscal 2010. For the nine months ended October 31, 2009 and 2008, the effective tax rate was higher than the Irish statutory rate of 12.5% due primarily to earnings in higher tax jurisdictions outside of Ireland.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2009, our principal source of liquidity was our cash and cash equivalents and short-term investments, which totaled $63.5 million. This compares to $39.0 million at January 31, 2009.

Net cash provided by operating activities of $87.8 million for the nine months ended October 31, 2009 was primarily due to a decrease in accounts receivable of $81.0 million and a decrease in prepaid expenses, other current assets and other assets of $4.0 million. Net cash provided by operating activities was also a result of net income of $55.6 million, which included the impact of non-cash expenses for depreciation and amortization and amortization of intangible assets of $10.2 million, non-cash provision for income taxes of $11.9 million and share-based compensation expense of $4.6 million. These amounts were partially offset by a decrease in accrued expenses and accounts payable of $12.3 million as well as a decrease in deferred revenue of $68.0 million. These decreases in accounts receivable, accrued expenses and deferred revenue are primarily a result of the seasonality of our operations, with the fourth quarter of our fiscal year historically generating the most activity, including order intake and billing. During the nine months ended October 31, 2009, the decrease in accounts receivable was $81.0 million as compared to a decrease of $92.8 million during the nine months October 31, 2008. This change is primarily due to the timing of collections.

Net cash used in investing activities was $3.3 million for the nine months ended October 31, 2009, which includes the purchases of capital assets of approximately $1.7 million. In addition, the purchase of investments, net of maturities, resulted in a cash outflow of approximately $2.6 million. These cash outflows in investing activities were partially offset by a decrease in restricted cash of $1.0 million primarily related to the termination of a facility lease.

Net cash used in financing activities was $65.3 million for the nine months ended October 31, 2009. During this period, we made principal payments on our debt of $38.8 million and purchased our own shares having at a cost of $29.8 million under our shareholder-approved share repurchase program. These uses of cash were partially offset by proceeds of $3.4 million received from the exercise of share options under our various share option programs, net of related tax expense, and share purchases made under our 2004 Employee Share Purchase Plan.

We had working capital of approximately $7.6 million as of October 31, 2009 compared to a working capital deficit of approximately $11.9 million as of January 31, 2009. The increase in working capital was primarily due to net income from continuing operations of $55.6 million, which includes non-cash charges for depreciation and amortization of $10.2 million, share-based compensation expense of $4.6 million and a non-cash tax charge of $11.9 million. Additionally, current deferred tax assets increased by $3.9 million which was primarily attributed to a long term deferred tax asset reclassification net of tax asset utilization, and proceeds received of $3.5 million from the exercise of share options under our various share option programs and from share purchases made under our 2004 Employee Share Purchase Plan. We also purchased capital assets of approximately $1.7 million in the nine months ended October 31, 2009. This was partially offset by principal debt payments of $38.8 million and the purchase of treasury shares having a cost of $29.8 million under our shareholder-approved share repurchase program.

As of January 31, 2009, we had U.S. federal NOL carryforwards of $209.8 million, as adjusted for the filing of the FY’09 tax return, which the Company believes is more likely than not to be realized prior to expiration. These NOL carryforwards represent the gross carrying value of the operating loss carryforwards and are available to reduce future taxable income, if any, through 2025. We completed several financings since our inception and have incurred ownership changes as defined under Section 382 of the Internal Revenue Code. We completed an analysis of these changes have adjusted our U.S. federal NOL carryforwards accordingly. Included in the $209.8 million of U.S. federal NOL carryforwards are $99.8 million of U.S. NOL carryforwards that were acquired in the SmartForce Merger and the purchase of Books24X7, $55.4 million of NOL carryforwards resulting from disqualifying dispositions and $54.6 million of U.S. NOL carryforwards that relate to our operations. We will realize the benefit of the disqualifying disposition losses through increases to shareholders' equity in the periods in which the losses are utilized to reduce tax payments. Additionally, we have $190.2 million of Irish NOL carryforwards. These NOL carryforwards represent the gross carrying value of the operating loss carryforwards. Included in the $190.2 million are $149.8 million of NOL carryforwards which were acquired in the SmartForce Merger and $40.4 million of NOL carryforwards that relate to our Irish operations. We also had U.S. federal tax credit carryforwards of approximately $3.9 million at January 31, 2009.

We lease certain of our facilities and certain equipment and furniture under operating lease agreements that expire at various dates through 2023. In addition, we have a term loan which will be paid out over the next 4 years. Future minimum lease payments, net of estimated sub-rentals, under these agreements and the debt repayments schedule are as follows (in thousands):

	Payments Due by Period
Contractual Obligation	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating Lease Obligations	$11,829	$4,104	$5,507	$2,218	$	~~--~~
Debt Obligations	84,581	865	1,731	81,985		~~--~~
Total Obligations	$96,410	$4,969	$7,238	$84,203	$	~~--~~

We do not have any off-balance sheet arrangements, as defined under SEC rules, such as relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, established for the purpose of facilitating transactions that are not required to be reflected on our balance sheet.

In May 2007, we entered into a credit agreement with Credit Suisse and certain lenders providing for a $225.0 million senior credit facility comprised of a $200 million term loan facility and a $25.0 million revolving credit facility. On July 7, 2008, we entered into an amendment to the credit agreement (the Amendment). The primary purpose of the Amendment was to expand our and our subsidiaries’ ability to make additional repurchases of our shares. The expanded repurchase ability under the Amendment is conditioned on the absence of an event of default and a requirement that (i) the leverage ratio shall be no greater than 2.75:1 as of the most recently completed fiscal quarter ending prior to the date of such repurchase (0.69:1 at October 31, 2009) and (ii) that we make a prepayment of the term loan under the credit agreement in an amount equal to the dollar amount of any such repurchase. Such term loan prepayments were not, however, required in connection with the first $24.0 million of repurchases made from and after July 7, 2008. The Amendment also provides for an increase in the annual interest rate on the term loan to, at our election, (i) base rate plus a margin of 2.5% or (ii) adjusted LIBOR plus margin of 3.5%.

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

EXPLANATION OF USE OF NON-GAAP FINANCIAL RESULTS

In addition to reporting our audited and unaudited financial results in accordance with U.S. generally accepted accounting principles (GAAP), to assist investors we on occasion provide certain non-GAAP financial results as an alternative means to explain our periodic results. The non-GAAP financial results typically exclude non-cash or unusual charges or benefits.

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

ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of October 31, 2009, we did not use derivative financial instruments for speculative or trading purposes.

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

In order to limit our exposure to interest rate changes associated with our term loan, we entered into an interest rate swap agreement with an initial notional amount of $160 million which amortizes over a period consistent with our anticipated payment schedule. This strategy uses an interest rate swap to effectively convert $160 million in variable rate borrowings into fixed rate liabilities at a 5.1015% effective interest rate. The current notional amount of the interest rate swap as of October 31, 2009 is $17.2 million. The interest rate swap is considered to be a hedge against changes in the amount of future cash flows associated with interest payments on a variable rate loan.

FOREIGN CURRENCY RISK

Due to our multinational operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenue or pay expenses and the U.S. dollar. Our expenses are not necessarily incurred in the currency in which revenue is generated, and, as a result, we are required from time to time to convert currencies to meet our obligations. These currency conversions are subject to exchange rate fluctuations, in particular changes to the value of the Euro, Canadian dollar, Australian dollar, New Zealand dollar, Singapore dollar, and pound sterling relative to the U.S. dollar, which could adversely affect our business and our results of operations. During the nine months ended October 31, 2009 and 2008, we incurred foreign currency exchange losses of $1.4 million and foreign currency exchange gains of $0.3 million, respectively.

ITEM 4. — CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Many of our customers’ users access our e-learning solutions over the Internet or through our customers’ internal networks. Any factors that adversely affect Internet usage could disrupt the ability of those users to access our e-learning solutions, which would adversely affect customer satisfaction and therefore our business.

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

LEGISLATION HAS BEEN INTRODUCED IN THE UNITED STATES CONGRESS THAT COULD, IF ENACTED IN ITS CURRENT FORM, SUBJECT US TO TAXATION AS A U.S. CORPORATION, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are aware of two bills proposed in Congress that seek to prevent U.S. companies from taking advantage of tax shelters in foreign jurisdictions. One of these proposed bills would, if enacted in its current form, tax a foreign corporation as domestic if it is publicly traded and managed and controlled in the U.S. At this point, it is impossible to tell whether any of the proposed bills will be enacted into law, or whether the provisions of any enacted bill would apply to SkillSoft. In addition, we believe that if any such bill does become law, it would not take effect for several years. If any tax legislation of this nature is ultimately adopted, we would assess its impact on us and take steps, where appropriate, to mitigate such impact. However, it is possible that we could become subject to additional taxes as a result of the adoption of such legislation.

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

ITEM 2. — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 8, 2008, our shareholders approved the repurchase of up to 10,000,000 of our ADSs. On September 24, 2008, our shareholders approved an increase in the number of ADSs that may be repurchased to 25,000,000. Under the approved share purchase program, we entered into a share purchase agreement pursuant to which we and certain of our subsidiaries are entitled to purchase our ADSs. ADSs that are repurchased by us or our subsidiaries under the share purchase program shall, at the option of our Board of Directors, be either cancelled upon their purchase or held as treasury shares.

During the three months ended October 31, 2009, we repurchased our ADSs as follows:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share $	(c) Total Number of Shares Purchased as Part of Publicly Announced or Program (2)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program
August 1, 2009 – August 31, 2009	396,903	$8.58	396,903	10,880,605
September 1, 2009 – September 30, 2009	358,600	8.93	358,600	10,522,005
October 1, 2009 – October 31, 2009	338,300	9.70	338,300	10,183,705
Total	1,093,803	$9.04	1,093,803	10,183,705
____________
(1)           We repurchased ADSs pursuant to a share repurchase program that was approved by our shareholders on April 8, 2008 and amended on September 24, 2008.

(2)           Our shareholders approved the repurchase by us of up to 25,000,000 ADSs at a per share purchase price which complies with the requirements of Rule 10b-18. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire on the earlier of March 23, 2010 or when we have repurchased all shares authorized for repurchase thereunder.

ITEM 3. — DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2009 annual general meeting of shareholders (the “AGM”) on September 30, 2009. Under the terms of our arrangements with The Bank of New York, The Bank of New York is entitled to vote or cause to be voted all of our ordinary shares represented by ADSs on behalf of, and in accordance with the instructions received from, the ADS holders. There were no broker non-votes or votes withheld with respect to any matter submitted to a vote of the ordinary shareholders at the AGM.

The following is a brief description of each matter submitted to a vote of the ordinary shareholders and a summary of the votes tabulated with respect to each such matter at the AGM, as well as a summary of the votes cast by The Bank of New York based on the ADR facility:

(1)           Receipt and consolidation of the consolidated financial statements for the fiscal year ended January 31, 2009 and the Report of Directors and Auditors thereon.

	Votes “FOR”	“AGAINST”	“WITHHELD”	“ABSTAIN”
Ordinary Shareholders	3	0	0	0
ADS Holders	90,067,960	8,775	3,933,036	2,854

 (2)           Re-election of Mr. Howard P. Edelstein, who retired by rotation, as a director.

	Votes “FOR”	“AGAINST”	“WITHHELD”	“ABSTAIN”
Ordinary Shareholders	3	0	0	0
ADS Holders	90,050,542	26,592	3,933,030	2,461

 (3)           Election of Mr. William J. Boyce as a director.

	Votes “FOR”	“AGAINST”	“WITHHELD”	“ABSTAIN”
Ordinary Shareholders	3	0	0	0
ADS Holders	90,051,405	25,818	3,933,042	2,360

The term of office for each of Charles E. Moran, James S. Krzywicki, William F. Meagher, Jr. and Ferdinand von Prondzynski continued after the AGM.

(4)           Authorization of the Audit Committee of the Board of Directors to fix the remuneration of our auditor for the fiscal year ending January 31, 2010.

	Votes “FOR”	“AGAINST”	“WITHHELD”	“ABSTAIN”
Ordinary Shareholders	3	0	0	0
ADS Holders	85,163,407	4,822,875	3,933,042	93,301

ITEM 5. — OTHER INFORMATION

Not applicable

ITEM 6. — EXHIBITS

See the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKILLSOFT PUBLIC LIMITED COMPANY

Date December 10, 2009	By:	/s/ Thomas J. McDonald
Thomas J. McDonald
Chief Financial Officer

EXHIBIT INDEX

10.1	2001 Outside Director Option Plan, as amended
31.1	Certification of SkillSoft PLC’s Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of SkillSoft PLC’s Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934.
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