Form 10-Q/A
period 2009-10-31
SKILLSOFT PUBLIC LIMITED CO
filed 2009-12-16
CIK 940181

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 1 on
FORM 10-Q/A
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

On December 7, 2009, the registrant had outstanding 94,887,476 Ordinary Shares (issued or issuable in exchange for the registrant’s outstanding American Depositary Shares).

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the SkillSoft PLC (the "Company" or the "Registrant") Quarterly Report on Form 10-Q for the period ended October 31, 2009 (the "Original Filing"), which was filed with the Securities and Exchange Commission on December 10, 2009, is being filed to correct the outstanding Ordinary Shares as of December 7, 2009, as shown on the cover page of this filing.

Except for the amendments described above, this Form 10-Q/A does not modify or update other disclosures in, or exhibits to, the Original Filing.

PART II

ITEM 6. — EXHIBITS

See the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKILLSOFT PUBLIC LIMITED COMPANY

Date: December 16, 2009	By:	/s/ Thomas J. McDonald
Thomas J. McDonald
Chief Financial Officer

EXHIBIT INDEX

10.1†	2001 Outside Director Option Plan, as amended
31.1†	Certification of SkillSoft PLC’s Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934.
31.2†	Certification of SkillSoft PLC’s Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15(d)-14(a) under the Securities Exchange Act of 1934.
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

31.3*	Certification of SkillSoft PLC's Chief Executive Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.4*	Certification of SkillSoft PLC's Chief Financial Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

† Filed with Original Filing

* Filed herewith