Form 10-K
period 2010-01-31
SKILLSOFT PUBLIC LIMITED CO
filed 2010-03-25
CIK 940181

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2010
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was require to submit and post such files).
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐     No ☑

The approximate aggregate market value of voting shares held by non-affiliates of the registrant as of July 31, 2009 was $816,030,064

On March 18, 2010, the registrant had outstanding 95,107,875 ordinary shares (issued or issuable in exchange for the registrant’s outstanding American Depositary Shares (ADSs)).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the registrant’s 2010 annual meeting of shareholders to be filed within 120 days of the end of its fiscal year ended January 31, 2010 may be incorporated into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K where indicated.

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

As used in this Form 10-K, “we”, “us”, “our”, “SkillSoft” and “the Company” refer to SkillSoft Public Limited Company and its subsidiaries, and references to our fiscal year refer to the fiscal year ending on January 31 of that year (for example, fiscal 2010 is the fiscal year ended January 31, 2010).

Part 1

Item 1.  Business

General

SkillSoft is a leading Software as a Service (SaaS) provider of on-demand e-learning and performance support solutions for global enterprises, government, education and small to medium-sized businesses. We enable organizations to maximize their performance through a combination of comprehensive e-learning content, online information resources, flexible learning technologies and support services. Content offerings include business, information technology (IT), desktop and compliance courseware collections, as well as complementary content assets such as Leadership Development Channel video products, KnowledgeCenterTM portals, SkillSoft Leadership Advantage portal, virtual instructor-led training services and online mentoring services. Our Books24x7® products offer online access to more than 25,000 digitized IT and business reference titles, including full textbooks, book summaries and executive reports. Our technology offerings include the SkillPort® learning management system (LMS), Search-and-Learn® search technology and SkillSoft® DialogueTM virtual classroom. We also offer a content-as-a-service solution through our Open Learning Services Architecture (OLSA), which utilizes Web Services standards and enables customers to integrate our content and content-related services with their enterprise application systems, enterprise portals and third party or custom LMS solutions. OLSA also enables us to offer SkillSoft Learning Portlets, which seamlessly deliver a personalized learning experience for each user via a portlet, resulting in increased utilization of learning assets and greater end-user satisfaction.

Our products and services are designed to help organizations achieve a sustainable business advantage through the intelligent application of online learning. With a comprehensive learning solution comprised of high-quality learning resources and flexible technology approaches, we help our customers align their training programs with business imperatives, while extending the reach of these training programs to more employees, worldwide. These solutions are designed to support all levels of the organization and can easily be adapted to meet on-demand information needs and individual job roles.

On the courseware side of our business, we focus on a variety of business, professional effectiveness, IT and compliance topics that we believe represent important skills required of employees in increasingly dynamic and complex work environments. We also provide performance support products through our Books24x7 business unit that support on-demand learning and daily information gathering needs. Our courses provide learners the ability to gain the knowledge they need to perform their jobs and prepare for many popular professional certifications. Our Books24x7 collections cover broad business and technical areas of interest, as well as focused areas of interest such as engineering and finance. Generally, our courseware and Books24x7 content solutions are based on open standard Web technologies and flexible, low bandwidth architecture, enabling users to access the material they need via computer, with the specificity or breadth they require, any time or anywhere that they may need it.

Our technology solutions are designed to support a broad range of corporate learning needs and respond quickly to business demands. Our LMS, SkillPort, is designed to be a flexible, scalable platform that can be rapidly implemented to meet the needs of the majority of business enterprises. We also work actively with other LMS vendors to ensure interoperability of our content and technology with their systems. We also offer customization and authoring tools, and other technology assets that allow our customers to tailor our content to better fit with their business. SkillSoft Dialogue is focused on the rapid assembly and delivery of effective online learning sessions. Our KnowledgeCenters are targeted learning portals that provide audiences instant access to trusted, relevant content that is specific to their job role. Each KnowledgeCenter includes material chosen to help users quickly and efficiently build knowledge around specific job-related topics. Customers can use the SkillSoft KnowledgeCenter Editor to tailor SkillSoft KnowledgeCenters to their business needs. Our SkillSoft Leadership Advantage portal helps executives build a greater understanding of key competencies that they need to better lead and mentor employees and be more productive contributors to their organizations. Among the many topics covered are leading change, strategic agility, business execution, managing and business acumen. Executive-focused content from SkillSoft’s Leadership Development Channel, QuickTalks, ExecSummaries, ExecBlueprints and compelling content from key industry thought leaders comprise the SkillSoft Leadership Advantage. Each learning track is designed with busy schedules in mind, as they last no more than two hours apiece. In addition, some of our short-form content, such as Books24x7 chapters and Leadership Development Channel QuickTalks, can be accessed and/or played on smart phones and other mobile devices.

We have a worldwide customer base of over 3,000 organizations spanning business, government and education sectors, with more than 10.5 million licensed users. Our major products include:

SkillChoice Multi-Modal Learning Solutions:  These integrated solutions provide a rich array of resources including courseware, Books24x7 products, online mentoring, certification practice tests, SkillSimTM Business Simulations and rich-media Business Exploration Series titles to support formal training and informal performance support needs. Available as four offerings (Complete, IT, Business and Desktop), SkillChoice solutions provide the necessary depth, breadth, quality and currency to encompass a wide range of corporate learning objectives.

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

KnowledgeCenters:  KnowledgeCenters are pre-packaged, user-friendly learning portals that allow learners instant access to trusted, targeted content. Each KnowledgeCenter includes material specifically chosen to help a targeted audience of learners build knowledge around a topic as quickly and efficiently as possible. Components include Books24x7; access to SkillSoft courseware organized into Learning Roadmaps that allow learners to locate and use the most appropriate courses for their needs; simulations through SkillSim Business Simulations, expert mentoring services (for IT KnowledgeCenters and the Project Management Institute (“PMI”) KnowledgeCenter); and featured topic spotlights, refreshed regularly, to provide an in-depth focus on particular topical areas. KnowledgeCenters also feature Business Exploration Series titles and Learning Sparks. Our KnowledgeCenter Editor is an easy-to-use tool that allows organizations to brand and customize KnowledgeCenters. Using the KnowledgeCenter Editor, organizations can further optimize the focus of the KnowledgeCenter and enhance the learner experience by adding internal content, branding and resources.

Business Exploration Series:  The Business Exploration Series provides learners with scenario-based learning that enables them to experience real world situations in safe, exploratory environments. The Business Exploration Series includes two distinct learning assets, the Business Impact Series and the Challenge Series, which have been designed to engage the learner with concise, rich and authentic learning experiences.

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

SkillSoft Leadership Advantage:  SkillSoft’s Leadership Advantage is a pre-packaged, user-friendly learning portal that allows executives and corporate leaders instant access to trusted, highly intuitive, practical training to build a greater understanding of key competencies they need to better lead and mentor employees and be more productive contributors to their organizations. Among the many topics covered are leading change, strategic agility, business execution, managing and business acumen. Executive-focused content from SkillSoft’s Leadership Development Channel, QuickTalks, ExecSummaries, ExecBlueprints and compelling content from key industry thought leaders comprise SkillSoft Leadership Advantage. Each learning track is designed with busy schedules in mind, lasting no more than two hours each.

Business Skills Courseware Collection:  This includes 3021 courseware titles and simulations encompassing professional effectiveness, management/leadership, project management, sales and customer-facing skills, business strategy/operations, finance and human resources. Our courses feature strong visual design; a focus on instructional objectives at the application and analysis levels; learner interactivity; reinforcement through RolePlays, SkillSims and case studies and transfer of learning into practice through online job aids, follow-on activities and SkillBriefs. Our Business Skills Courseware Collection also supports many popular and sought-after business certifications including PMI’s PMP and CAPM certifications; HRCI’s PHR and SPHR certifications; ASQ’s Six Sigma Green Belt and Black Belt; Certified Quality Manager certifications and IIBA’s Certified Business Analysis Professional.

IT Skills Courseware Collection:  This includes 2,376 courseware titles encompassing software development, operating systems and server technologies, Internet and network technologies, enterprise database systems and Web design. Our IT Skills Courseware Collection also supports more than 100 current IT professional certification exams, and in most instances includes access to online mentoring. These IT courses also feature strong visual design, interactivity and reinforcement of learning transfer via frequent practice questions, simulations and self-assessed exercises.

Desktop Skills Courseware Collection:  Our Desktop Skills Courseware Collection includes 1,002 courseware titles to assist professionals who rely on standard desktop applications. Our desktop solutions are ideal for day-to-day performance support, as well as supporting major corporate software migrations.

Legal Compliance, Federal Government Compliance and Environmental Safety and Health (ES&H) Courseware Collection:  Our Compliance Solution includes three focus areas — Legal Compliance, Federal Government Compliance and ES&H Compliance. Our Legal Compliance Solution, which includes 56 courseware titles, addresses the needs of our clients as they work toward maintaining compliance with various U.S. statutes, regulations and case law that govern the workplace. Additionally, the collection contains five courseware titles relating to U.K. law and one localized legal compliance title. The Federal Government Compliance Series, which includes 12 courseware titles, addresses legal compliance issues that are of interest to federal agencies and private sector organizations that do business with the U.S. federal government. The ES&H Compliance Solution addresses key standards mandated by the Occupational Safety and Health Administration (OSHA), Environmental Protection Agency (EPA) and the Department of Transportation (DOT). Our ES&H courses are designed for use by the “hardhat and safety glasses” industries. We offer over 210 ES&H courseware titles in five languages.

SkillSoft Academy:  SkillSoft Academy is a dedicated, configurable, online compliance learning management system that helps customers plan, schedule, record and manage their training to help ensure compliance with applicable regulatory and corporate requirements. Companies can plan and track various types of training, including Web-based, classroom, on-the-job, video or other formats. The SkillSoft Academy helps organizations ensure compliance by allowing consistent and specific training requirements to be set and tracked to completion for different customer-defined learner groups, such as divisions, departments, teams and job functions. Automated retraining functionality alerts learners, supervisors and training administrators on training status via an email notification system, allowing immediate review of training status for planning and compliance purposes through flexible and robust reporting.

Online Mentoring:  This service is offered for over 100 current certification exams for IT professionals, end-user technologies, human resources professional (PHR), Six Sigma and project management skills. We have over 20 available, on-staff certified technical experts (CTEs), who average over 25 current certifications each, are available 24 hours a day, seven days a week (24x7) for 38 of our most popular certification exams. In addition to the 38 exams that have 24x7 mentoring, experts are also available online Monday through Friday, 9 a.m. to 5 p.m. EST for more than 50 additional certification exams. Through online chats and e-mail, learners can ask questions, receive clarification and request additional information to help them get the answers and understanding they need to prepare for industry certification exams.

TestPrep:  Addressing over 75 of the most popular and current certification exams from Microsoft, Cisco, Oracle, CompTIA and other certification sponsors, TestPrep practice exams allow learners to test their knowledge in a simulated certification-testing environment. Tests can be taken in two modes – study and certification. Study mode is designed to maximize learning by providing feedback, while certification mode is designed to mimic a certification exam.

Books24x7:  This includes more than 25,000 unabridged professional reference books and reports from more than 560 book publisher imprints that are available to online subscribers through Books24x7. A patented search engine technology gives Books24x7 subscribers the ability to perform multi-level searches to pinpoint information needed for on-the-job performance support and problem-solving. Books24x7 also includes AnalystPerspectives, which summarizes the views of many different analyst firms and provides insight into their research and opinions in a form that helps planners and decision makers at all levels make better informed decisions. Complementing these summarized reports are full-text premium research reports from leading analyst firms.

Executive Content:  Books24x7 executive level offerings give busy executives the insight they value in formats that fit their busy schedules. ExecSummariesTM offer concise summaries of today’s best-selling business books; ExecBlueprintsTM are executive white papers that provide near-term actionable information on key business topics and ExecBlueprints are bylined by leading C-level executives from prominent global companies. Most ExecSummaries and ExecBlueprints can be read on screen, printed or downloaded in MP3 format for portable listening.

Leadership Development Channel:  This offering includes a collection of live and on-demand video learning presentations featuring best-selling business authors, experts and executives. The Leadership Development Channel is designed to cover formal and informal learning needs of an organization through video programs covering the following topical areas: management and leadership, change and innovation, communication, marketing and sales, business strategy and more. In addition, this collection is ideal for both individual and group learning experiences, including use as meeting starters, one-on-one coaching, integration in instructor-led training, facilitated learning sessions and more.
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

On February 12, 2010, we announced that we had reached agreement on the terms of a recommended acquisition of SkillSoft PLC by SSI Investments III Limited (“SSI Investments”), a company formed by funds sponsored by each of Berkshire Partners LLC, Advent International Corporation and Bain Capital Partners, LLC (collectively, the “Investor Group”) (the proposed acquisition by SSI Investments of the Company is referred to as the “Acquisition”). See Note 2(w) of the Notes to the Consolidated Financial Statements for a discussion of the Acquisition.

Available Information

We maintain a website with the address www.skillsoft.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this annual report on Form 10-K. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the Securities and Exchange Commission (SEC). In addition, we provide periodic investor relations updates and our corporate governance materials on our website.

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

Industry Background

The corporate training market is large. We believe that a substantial majority of the corporate training market is comprised of business skills, IT skills and compliance training, as well as the complementary technologies and services for the development and delivery of learning programs. We believe that the growth in corporate training is being driven by:

•	The evolution of our economy to a service-based and knowledge-based economy, in which the skills of the work force often represent the most important corporate assets;

•	The increasing recognition by businesses of the need to continually improve the skills of their employees to remain competitive;

•	The rapidly evolving business environment, which necessitates continual training and education of employees even as expenditures for training must be tightly controlled;

•	The increased competition in today’s economy for skilled employees and the recognition that effective training can be used to recruit and retain employees;

•
The retirement of baby boom generation workers during the coming 10-to-15 years, which will result in industries seeking technically skilled and educated workers to meet the projected shortage of qualified and trained candidates to replace those retiring workers. This phenomenon is widely projected to create a major increase in demand for training in technical and business skills; and

•	The increased concern for environmental impact, which has caused many organizations to place limits on travel, as well as look for other ways to reduce overall waste and carbon emissions.

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

We believe that e-learning solutions present a significant opportunity for business organizations to cost-effectively deliver training and performance support resources for their employees while maintaining a higher level of productivity of their work force. e-Learning solutions can improve on the inefficiencies associated with classroom training, including travel costs, scheduling difficulties and the opportunity costs of employees’ time. In addition, e-learning provides benefits beyond other technology-based training methods that make it more flexible, effective and cost-efficient. For example, e-learning solutions provide more timely and simplified deployment, the flexibility of self-directed and personalized learning, improved ease of use and enhanced product/user support and administrative functionality. Furthermore, through the use of Web-based technologies, e-learning solutions provide access via computer to content anytime, anywhere over the Internet and in the exact amount required by each individual learner.

Content Products

With 6,685 courseware titles spanning IT, cross-functional business skills, functional area expertise and workplace compliance subjects, we are well positioned in the e-learning content sector of the market for corporate education and training solutions for today’s critical business and IT skills. Through our focus on these critical skills and our track record in fast and effective execution, we strive to deliver e-learning content that excels in terms of depth, breadth, currency, interactive learning design and Web deployment flexibility. Also, through our Books24x7 professional collections, we can offer users access to over 25,000 unabridged business and IT titles from more than 560 book publisher imprints, as well as summaries of leading business books, analyst reports and reports authored by C-level executives on pressing business topics. Together, these multi-modal e-learning components offer organizations an array of formal and informal learning based on user needs — whether students need to immerse themselves in the subject matter or need to quickly reference content for five to ten minutes of on-the-job performance support.

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

Business Skills Courseware and Simulations

Our comprehensive business skills library of e-learning courses, simulations and learning objects encompasses a wide array of professional effectiveness skills and business topics. As of January 31, 2010, our business skills library included 3,021 business skills course and simulation offerings. Our business skills courses and simulations are divided into the following major Solution Areas:

Professional Effectiveness	Business Strategy & Operations
Management & Leadership	Sales & Customer-Facing Skills
Project Effectiveness	Finance, HR & Administration

We have 939 current English language business skills courseware titles, and 2,082 courseware titles that have been localized into a number of languages and dialects, including UK English, Italian, German, French, European Spanish, Polish, Russian, Japanese, Mandarin Chinese, Traditional Chinese, Cantonese, Latin American Spanish, Turkish, Indian English, Brazilian Portuguese, Greek, Dutch and Korean, to support other geographic markets.

IT Skills Courseware

Our comprehensive IT skills library of e-learning courses and learning objects encompasses a wide array of technologies used by IT professionals and business end-users. As of January 31, 2010, our IT skills library included 2,376 IT skills course offerings that are divided into the following major Solution Areas:

Software Development	OS & Server Technologies
Internet & Network Technologies	Database Systems
Web Design

The courseware in these Solution Areas address over 100 current technical certifications sought by IT professionals and enterprises providing technical products and services to their customers, including:

Microsoft	Microsoft (continued)	Cisco
MCTS – Windows Server 2008	MCDST	CCNA
– Active Directory Configuration	MCSA 2003	CCNA Voice
– Applications Infrastructure Configuration	MCSE 2003	CCNA Security
– Network Infrastructure Configuration		CCNA Wireless
MCTS – Windows 7 Configuration	ISC(2)	CCNP
MCTS – SQL Server 2008 Impl. & Maint.	CISSP (ISC2)	CCDA
MCTS – SQL Server 2008 Database Dev.		CCDP
MCTS – SQL Server 2008 Business Int.	Linux Professional Institute	CCSP
MCTS – SharePoint Server 2007	LPI: Level 1	CCIP
MCTS – Windows Vista Configuration	LPI: Level II	CCVP
MCTS – Exchange Server 2007 Configuration
MCTS – .NET Framework 3.5	Project Mgmt Institute
MCTS – .NET Framework 2.0	PMP - 4th Edition
MCTS – SQL Server 2005	CAPM - 4th Edition

IIBA	CompTIA	Sun
CBAP 2.0	A+ 2009	Sun Certified Programmer
	Network+ 2009	for the Java 2 Platform
Linux Professional Institute	Project+ 2009	Solaris 9
LPIC Jr. Level Administration	Security+ 2008
LPIC Intermediate Level Administration	Server+

CIW	Oracle	ITIL
CIW Site Designer	11g Administrator Certified Associate	Foundations V3
	11g Administrator Certified Professional	Foundations V2
EMC	11g Performance Tuning Certified Expert
Information Storage & Management	SQL Certified Expert	ISEB & ITSQB
	PL/SQL Developer Certified Associate	Software Testing Foundation
10g Administrator, OCA
10g DBA OCP
Application Server 10g, OCA

We have 1,552 current English language IT skills courseware titles and 824 IT skills courseware titles that have been localized into additional languages including German, Italian, European Spanish, Japanese, Brazilian Portuguese, French, Mandarin Chinese, Chinese Cantonese, Latin American Spanish, Polish, Turkish, Traditional Chinese, UK English, Russian and Indian English to support other geographic markets.

Desktop Skills Courseware Collection

 Our Desktop Skills library of e-learning courses and learning objects offers 310 English Desktop Skills courseware titles and 692 Desktop Skills courseware titles that have been localized into languages such as Italian, German, French, Spanish, Polish, Russian, Japanese, Turkish, Greek, Dutch and Mandarin Chinese.

Our Desktop Skills courseware titles are built to assist professionals who rely upon standard desktop applications such as Microsoft Office, Crystal Reports, Adobe Acrobat and Lotus Notes. Our desktop solutions are ideal for day-to-day performance support, as well as supporting major corporate software migrations. In addition, our Desktop Skills Courseware Collection supports over 12 popular end user certifications including ECDL/ICDL and many Microsoft end user certification exams.

Compliance Solutions

Our Compliance Solutions provide collections of compliance-based e-learning solutions. Within Compliance Solutions there are three areas of focus: Legal Compliance, Federal Government Compliance and ES&H Compliance.

The Legal Compliance Solution addresses the needs of our clients as they work toward maintaining compliance with various statutes, regulations and case law that govern the workplace. The various topics covered in this solution include ethics, code of conduct, diversity, Sarbanes-Oxley and harassment prevention. Our Legal Compliance courses are designed for use by virtually everyone in an organization, regardless of job title or position.

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

Leadership Development Channel

With over 1,300 available video programs, our Leadership Development Channel product includes a collection of live and on-demand video learning presentations featuring best-selling business authors, experts and executives. The Leadership Development Channel is designed to support the learning needs of an organization through video programs covering the following topical areas: management and leadership, change and innovation, communication, marketing and sales, business strategy and more. In addition, this collection is ideal for both individual and group learning experiences, including use as a meeting starter, one-on-one coaching, integration in instructor-led training and facilitated learning sessions.

The Leadership Development Channel also features an annual series of up to seven live, interactive presentations featuring best-selling business authors and thought-leaders. Each presentation is interactive by phone, fax and email and broadcast via satellite, videoconference and webcast to the desktop. Presenters in this series have included Stephen Covey, Pat Lencioni, Thomas Friedman and John Kotter, among others.

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

OFFICEESSENTIALS COLLECTION is a specialty collection geared toward non-technical users who require occasional real-time assistance with common desktop applications. This collection contains award winning content, including the “For Dummies®” series, is written in a comfortable, easy-to-understand tone and can be deployed to desktops to relieve help desk congestion, or provided as an end-user “safety net” during migration to applications such as Microsoft Windows 7 and Office 2007.

FINANCEPRO COLLECTION offers professionals access to relevant information on a variety of financial and accounting topics. FinancePro delivers fully searchable, online content from popular publishers such as John Wiley & Sons, McGraw-Hill, Oxford University Press and the National Underwriter Company, and provides immediate access to financial reference materials including such topics as Generally Accepted Accounting Principles (GAAP), International Financial Accounting Standards (IFRS), Sarbanes-Oxley, operations management, planning and taxation.

ENGINEERINGPRO COLLECTION is a professional information tool containing reference material covering a wide range of engineering disciplines, and general reference topics important to virtually all engineers. This collection features books from publishers such as John Wiley & Sons, McGraw-Hill, The Institution of Electrical Engineers, Elsevier, Industrial Press, Artech House, Cambridge University Press, The MIT Press and others.

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

ANALYSTPERSPECTIVES COLLECTION provides technology executives, managers and practitioners with the analyst information they need to make the important decisions that affect their enterprise. The collection consists of two major components: AnalystPerspectives Consensus reports, which are exclusive SkillSoft-owned documents that compare, contrast and summarize the views of multiple analyst firms; and more than 2,300 full-text analyst reports from more than 20 premium research firms covering a variety of IT and telecommunications topics.

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

TestPrep Certification Practice Exams

Addressing over 75 of the most popular current certification exams from Microsoft, Cisco, Oracle and CompTIA, TestPrep practice exams allow learners to test their knowledge in a simulated certification-testing environment. Tests can be taken in two modes — study and certification. The un-timed study mode is designed to maximize learning by providing feedback and mapping back to appropriate SkillSoft courses for further study, while the against-the-clock certification mode is designed to mimic a certification exam.

SkillSoft Instructional/Learning Design Model

The instructional design model for our business and IT skills courses is based primarily on the concepts of performance-oriented instruction, mastery and the sequencing of instructional activities and strategies. The model draws heavily from adult learning principles that emphasize learner initiative, self-management, experiential learning and transfer of learning into the workplace. The design of each of our courses starts with the definition of user-focused performance objectives and then proceeds to the selection and implementation of instructional strategies and learning activities appropriate for those objectives. Frequent practice questions or exercises along with assessments measure users’ achievement of those objectives. We believe this robust, yet flexible, design methodology creates an instructionally sound framework for the design and development of highly interactive, engaging and instructionally effective courses — regardless of the content focus or level of learning.

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

AUTO ADVANCE – Auto Advance is a feature that enables automatic movement from one presentation page to the next without "clicking" the Next Page button. Instead, the move to the next page is triggered by the end of the audio for each page. Auto Advance stops anytime a page requires user interaction and can be turned off and on by the user via the Auto Advance button on the user interface. This flexibility allows learners to adjust the pace of learning to their individual needs and preferences.

NARRATED ANIMATION — Narrated animation is the standard presentation strategy in SkillSoft’s soft-skill business content. Narrated animation is a method of presenting content that incorporates media-rich visuals, animations and transitional effects with verbalized content (narration). The content is visualized via onscreen graphics, animations and text, and verbalized via synchronized audio and optional onscreen captions. The text in the onscreen caption box is a verbatim replication of the audio content and can be a helpful memory enhancer with complex or highly technical content. This strategy is a more contemporary and sophisticated approach to presenting course content, appeals to learners from all generations and increases overall learner engagement. A new player feature called “auto advance” makes it possible to automatically move forward from one page to the next. The auto advance feature pauses only for pages calling for user interaction or responses, such as practice questions or pages with links to job aids.

ONE HOUR COURSES — In response to customer requests for shorter courses, SkillSoft started releasing one-hour soft-skills business courses during 2009. This shorter course design is now the standard for all newly developed soft-skills business content courses. In conjunction with the move to the shorter courses, SkillSoft also uses global voice talent to appeal to the global audience for this content. One hour courses have always been and continue to be the standard for most of the compliance and ES&H courses.

EXPLORE GRAPHICS — Explore Graphic is an interactive content presentation strategy. Each active graphical element is associated with a specific pop-up text box with additional instruction and explanation. Learners select or click on each graphical element to show the associated pop-up text.

DRILLDOWNS — This interactive presentation strategy is similar to the Explore Graphic, and is used when there is more information to be displayed than will fit in a single pop-up text box. Each active graphical element is associated with a multi-page sequence of additional instruction and explanation. Learners return to the "base" page at the end of each sequence of additional pages.

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

ANIMATIONS — Animations are an important element of our leading visual design. We use animations when movement is an important part of the teaching point, when the content requires that the user’s eye be drawn to a specific area of the screen or when a key concept can be best presented via animated visuals. Examples of content areas where animation can enhance learning effectiveness include instruction on process and dataflow diagrams, hierarchical and dependency relationships and changes in state or perspective.

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

ONLINE JOB AIDS — All of our business skills courses include online job aids that help support the use of newly learned skills and knowledge in the workplace. Job aids are courseware “take-aways” that can be used as-is, or tailored to meet a user’s needs. Each job aid can easily be edited to reflect a user’s organization-specific information, and users can add organization-specific job aids that they have independently developed via our customization tools. There are more than 8,200 job aids available through our business skills courses.

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

SKILLBRIEFS — SkillBriefs are one- to two-page text-based HTML documents that summarize the content in each topic of a course. SkillBriefs are available as part of course content, as well as through SkillPort. SkillBriefs can be used to quickly “refresh” a learner’s memory of key teaching points, as instant, “just-in-time” non-interactive learning when time doesn’t allow for more typical instruction and/or as valuable take-aways from a course to support transfer of learning into the workplace. There are currently over 6,000 SkillBriefs available.

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

SKILLSIM SIMULATIONS — SkillSim Simulations are instructional resources that extend the learning advantages of RolePlay into larger, more complex e-learning experiences. SkillSim Simulations are designed to give users an opportunity to practice new skills in realistic work situations. Each SkillSim Simulation, typically 20-to-40 minutes in duration, provides users with an opportunity to practice application level skills based on content drawn from multiple courses within one of our learning paths or series (a collection of related courses). Users practice these skills by navigating through different scenarios in which they encounter a variety of business problems. As in real life, users have the opportunity to select different courses of action, and the scenario unfolds according to the users’ choice of actions. Events such as telephone calls, meetings and interruptions add to the reality of each scenario.

SkillSim Simulations, with integrated links to their corresponding SkillSoft course series, provide a powerful learning experience that allows the user to immediately apply newly gained knowledge to challenging business situations in risk-free environments.

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

The key instructional features and strategies in the IT skills courses and library are:

EXPLORE TEXT — Explore Text is an interactive content presentation strategy. Each item in a text bullet list is related to a different pop-up text explanation, and can include a graphic display to accompany the pop-up text. Learners select each text item in the list to show the associated pop-up text and accompanying graphical change.

EXPLORE GRAPHIC — Explore Graphic is an interactive content presentation strategy. Each active graphical element is associated with a specific pop-up text box with additional instruction and explanation. Learners select or click on each graphical element to show the associated pop-up text.

DRILLDOWNS — This interactive presentation strategy is similar to the Explore Graphic, and is used when there is more information to be displayed than will fit in a single pop-up text box. Each active graphical element is associated with a multi-page sequence of additional instruction and explanation. Learners return to the "base" page at the end of each sequence of additional pages.

DEMONSTRATIONS AND GUIDED PRACTICE — “Demos” in our IT skills courses are demonstrations of software or code-based procedures and tasks. Most typically, the demonstration will divide the procedure or task into specific steps and then sequentially “show” those steps to the user. As the demo moves from one step to the next, a simulated representation of the software shows what happens next and additional text provides commentary. Sometimes, demonstrations are presented in a way that allows learners to practice executing the steps as each step is shown and explained. This guided demonstration or practice strategy, called a “Try-It,” prompts the user to perform specific steps or enter code that achieves a specified end result.

PROMPTED ANIMATIONS — Animations help learners visualize content and draw their attention to an area on an interface or conceptual graphic. Prompted animations are initiated by the learner after some other introduction to the content in the instruction. When the animation is launched, it extends or reinforces the instruction that has already taken place. The use of prompted versus “autoplay” animation helps avoid split attention, which can occur when text displays simultaneously with animation. Split attention means a learner is confused about where to focus or watch, and confounds learning.

TRY IT —Try It is a guided demonstration or practice strategy that prompts learners to perform, on a simulated interface, one or more steps from a procedure. Try Its are particularly effective strategies for Desktop and other GUI-based content because learners are given the opportunity to practice and learn about a procedure at the same time. As each step is completed, the simulated application experience responds as it would in the real application. This simulated environment is often augmented with visual cues, such as pointers or highlighters. If learners decide not to attempt or complete the guided practice, they can exit by either selecting the Next Page button or the Show Me button in the Try It interface. Selecting the Next Page button skips any remaining portion of the Try It and moves the instruction to the next page in the topic. Show Me is a special animation feature that automatically demonstrates the remaining steps in the Try It. The steps display in the Step Box as each step is demonstrated.

SKILLCHECK — SkillChecks are practice strategies that give learners an opportunity to practice new skills without guidance. Learners must successfully complete each step before being allowed to progress to the next step. If they don't know how to complete a step, they can select the Steps button to display the list of steps, or select the Show Me button to see an animated demonstration of how to complete any remaining steps. A Skip button is also available to take the learner to the next page of the topic.

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

CODE-ENABLED TEMPLATES — To facilitate incorporating the conceptual and demonstration content associated with coding content (Java, Visual Basic) and command line languages (Cisco, Linux), many of the presentation and practice templates include the ability to incorporate a special text presentation of code and commands. This "Code/Text Editor" feature allows learners to see and practice the formats, syntax, and rules associated with code and command line languages. This feature is used with high instructional effectiveness throughout code or command-line content, but is critical to the "Explore Code" presentation strategy and the Multiple Choice Fill-in Code practice strategy.

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

LEARNING SPARKS — Learning Sparks are innovative, instructional products that engage learners in dynamic, highly interactive scenarios. Utilizing learning techniques such as first-person video narration, drag-and-drop network simulations, and multiple choice questions with feedback, Sparks are a concise learning mode that provides opportunities to practice and reinforce key targeted IT skills.

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

PRE- AND POST-TESTING ASSESSMENTS — IT Skills content included in SkillSoft's Common Course Architecture provides assessments for use in both pre- and post-testing modes. When assessments are used in pre-test mode, learners can use the results to tailor their initial path of instruction based on those results. Post-test assessments can be used to help learners identify areas where review or remediation is necessary. The ability to implement testing at topic, lesson and/or course-level provides maximum flexibility across multiple corporate testing philosophies and methodologies.

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

Web-Based Architecture and Deployment Technology

Our Web-based architecture and deployment strategy enables us to provide a number of features to support users in their learning. These features include:

Learning Management System:  Learning management systems are key enabling technologies that permit users to access a wide variety of learning content resources over the Web, including courseware, simulations, Books24x7, video content, online mentoring, SkillBriefs, job aids and TestPrep certification practice tests. Learning and development organizations can develop and deliver targeted learning programs to achieve specific business objectives using SkillPort’s learning program capabilities. Our SkillPort LMS provides a rich feature set to support a range of corporate learning needs with a high degree of reliability and scalability. Available as a hosted or intranet solution, SkillPort offers our customers a low-cost, low IT-burden option with fast time-to-learning. As of January 31, 2010, there were approximately 2,300 active SkillPort customer sites. In addition to our SkillPort platform, we continue to strive for convenient, easy integration of our content into third-party learning management systems through ongoing support of industry standards such as SCORM (Sharable Content Object Reference Model) and AICC (Aviation Industry CBT Committee) standards and through initiatives such as our Strategic Alliance for Integrated Learning (SAIL).

SkillPort Search-and-Learn® Technology:  Search-and-Learn technology, a key component of SkillPort, allows the users to search and access learning resources topically with a single, unified search. For example, a learner searching for resources on Cisco networks can discover the various SkillSoft courses, books, TestPreps and online mentoring services available to the learner with a single search query. Customer content published to, and managed by SkillPort is also included in the search results. From the identified results, the learner can then choose the resource that best meets his or her specific needs, time requirements and learning preferences.

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

Open Learning Services Architecture:  Open Learning Services Architecture (OLSA) is a set of Web services that enables customers to integrate our comprehensive content and content related services with their enterprise application systems, enterprise portals and third party or custom LMS systems. These services enable automation of burdensome administrative tasks and rapid deployment of SkillSoft hosted, off-the-shelf or customized, learning solutions. OLSA benefits include lower integration and operations costs as well as reduced time-to-availability of comprehensive learning resources. OLSA capabilities include fully-integrated search technology (Search-and-Learn); catalog management; user management; user learning data management; content launching with integrated services such as mentoring, code evaluation with links to book references; online data synchronization; learning structure launching such as KnowledgeCenter Portals, SkillSoft Leadership Advantage portal, and learning programs with integrated SkillSoft Dialogue sessions, books, courses, etc.

Product Pricing

The pricing for our courses varies based upon the number of course titles or the courseware bundle licensed by a customer, the number of users and the length of the license agreement (generally one, two or three years). Our license agreements permit customers to exchange course titles, generally on the contract anniversary date. Some product features, such as SkillPort, KnowledgeCenter Portals, SkillSoft Leadership Advantage portal, SkillStudio, SkillSoft Dialogue and courseware hosting, are separately licensed for an additional fee.

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

Sales and Marketing

In the fiscal year ended January 31, 2010, our products were sold in 61 countries. Our primary sales channels consist of a direct field sales force for larger accounts, a telesales group for small to medium-sized business accounts and resellers that address certain opportunities in the United States and some international markets.

We believe this strategy enables us to focus our resources on the largest sales opportunities, while simultaneously leveraging the telesales model and reseller channels to address opportunities that may not be cost-effective for us to pursue through the direct field sales organization.

As of January 31, 2010, we employed 406 sales, sales operations, telesales, sales management, marketing, corporate development and solution services personnel globally. In the field sales organization, each account executive reports to either a regional sales director or regional sales vice president who is responsible for revenue growth and expense control for his or her area. Our sales professionals have significant sales experience as well as extensive contacts within the corporate customers that we target. The sales process for an initial sale to a large customer typically ranges from three to 12 months and often involves a coordinated effort among a number of groups within our organization.

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

We have an office in the United Kingdom that serves as the hub of our Europe and Middle East sales operations. We also have an office in Melbourne, Australia that serves as the hub for our Asia-Pacific operations. In order to accelerate our worldwide market penetration, our sales strategy includes developing relationships to access indirect sales channels such as reseller and distributor partners. Our indirect sales channels give us access to a more diverse client base, which we otherwise would not be able to reach in a cost-effective manner through our direct sales force. Our development and marketing partners also generally have the right to resell products developed under their alliances with us.

We have telesales groups located in Scottsdale, Arizona and Fredericton, New Brunswick, Canada that have been established to target opportunities with small to medium-sized businesses.

Our marketing organization utilizes a variety of programs to support our global sales team. As of January 31, 2010, our global marketing organization consisted of 33 employees. Our marketing programs include:

•	Customer advisory forums and user group events;

•	Product and strategy updates with industry analysts;

•	Public relations activities resulting in articles in trade press and speaking engagements;

•	Print advertising in trade publications;

•	Printed promotional materials and direct mail;

•	Online marketing in the form of Web banners, content syndication, email sponsorships, newsletters and key-word buying on search engines;

•	A marketing automation system that allows us to track the effectiveness of various online marketing campaigns and website Activities; and

•	Events, seminars and trade shows.

No customer accounted for more than 2% of our revenue for the fiscal year ended January 31, 2010. See Note 13 of the Notes to the Consolidated Financial Statements for a discussion of our revenue by geographic area.

Backlog

We ended each of the fiscal years ended January 31, 2010 and 2009 with non-cancelable backlog of approximately $239 million. Backlog is calculated by combining the amount of deferred revenue at each fiscal year end with the amounts to be added to deferred revenue throughout the next twelve months from billings under committed customer contracts and determining how much of these amounts are scheduled to amortize into revenue during the upcoming fiscal year. The amount scheduled to amortize into revenue during fiscal 2011 is disclosed as “backlog” as of January 31, 2010. Amounts to be added to deferred revenue during fiscal 2011 include subsequent installment billings for ongoing contract periods as well as billings for committed contract renewals.

Customer Service and Support

We offer a broad range of support and services to our customers across the e-learning lifecycle through our consulting service, application engineering and customer support organization. We believe that providing a high level of customer service and support is necessary to achieve rapid product implementation, full product utilization, measurable customer satisfaction and continued revenue growth.

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

Customer support.  We provide Web-based, live telephone, e-mail and chat support to our customers through our customer support organization. They are available to assist customers seven days per week, 24 hours per day, 365 days per year.

As of January 31, 2010, our consulting service, customer support, application engineering and strategic services organization consisted of 220 people globally.

Competition

The market for corporate education and training products is fragmented and highly competitive. We expect that competition in this market will remain intense in the future for the following reasons:

•	The expected growth of this market will attract new entrants;

•	Our course content providers are often not prohibited from developing courses on similar topics for other companies, provided that they do not use our toolkit or templates; and

•	The tremendously fragmented nature of the competitive landscape, including many competitors in the e-learning segment of the market.

One source of competition for our products is the internal educational and technological personnel of our potential customers. If an organization decides to use external providers to supply some or all of its training, our principal sources of competition in the corporate education and training market are:

•
Providers of traditional classroom instruction, including American Management Association, AchieveGlobal, ESI, DDI, New Horizons, Cegos, Richardson and GlobalKnowledge. Many of the companies in this category are attempting to adapt their courses to e-learning formats suitable for access via Web browsers or offer e-learning courses in conjunction with their instructor-led training and, in general, compete for the same training dollars in the customer’s budget.

•	Technology companies such as IBM, Cisco, Oracle, Adobe VMware, SAP, CompTIA and Microsoft that offer e-learning courses.

•
Suppliers of online corporate education and training courses, including NIIT, Thirdforce, Cengage, Harvard Business Publishing, SAI Global, Ninth House Corpedia, Inquestra, RGI Learning, The Projects Group, CrossKnowledge, Brightline Compliance Solutions, Vivid Learning Systems, Kesdee, Zoologic, The Quality Group, PureSafety, K Alliance, Kaplan, QuickCert and many more. Our Books24x7 business competes with companies such as Safari, a joint venture between Pearson Technology Group and O’Reilly & Associates, which offers aggregated IT and business content primarily consisting of its own titles on a subscription basis. Other companies that compete with one or more Books24x7 collections include Knovel, which offers an Engineering collection, and getAbstract and BusinessBook Review, both of which offer condensed summaries of business books. NIIT offers a competitive online book collection that consists of a combination of their own products, Safari, getAbstract and books from book publishers with which NIIT has established licenses.

•
With our SkillSoft Dialogue product, we are competing with companies such as WebEx (now a part of Cisco), Saba, Interwise (now a part of AT&T) Adobe, Citrix and Microsoft; and with rapid content development technology suppliers such as Adobe Captivate, Articulate Studio and Microsoft PowerPoint.

•
With our SkillPort LMS platform technology, we compete with other suppliers of LMS products such as SumTotal, Saba, Plateau, GeoLearning, Oracle, SAP, IBM, Cornerstone OnDemand, Learn.com, Blackboard, CertPoint, Element K, Geometrix, LearnShare, Meridian Knowledge Solutions, NetDimensions, Operitel, RWD Technologies, SilkRoad, SoftScape, TechnoMedia, and TEDS.

.

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

Our research and development efforts also include a focus on the design, development and integration of other key product elements, including online IT mentoring by certified content experts, task-based IT simulations and labs, KnowledgeCenters, SkillSoft Leadership Advantage portal, Business Impact and Challenge Series products, business skills focused SkillSims, certification TestPrep for IT and online Books24x7 assets for business and IT skills.

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

As of January 31, 2010, the number of employees in our product development organization totaled 303. We intend to continue to make substantial investments in research and development. Product development expenses were approximately $49.6 million, $49.5 million and $43.8 million for the fiscal years ended January 31, 2008, 2009 and 2010, respectively.

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

SkillSoft, Books24x7, SkillPort, SkillChoice, RolePlay and Search-and-Learn are registered trademarks and/or service marks of SkillSoft.

Employees

As of January 31, 2010, we employed 1,085 people globally.

At January 31, 2010, 406 employees were engaged in sales, sales operations, sales management, marketing, solution services, telesales and corporate development; 156 were in finance, administration, business applications and IT; 220 employees were in customer service and support, application engineering and strategic services and 303 were in product development, custom solutions, mentoring, production and hosting.

As of January 31, 2010, 574 employees were located in the United States and 511 in our international locations. None of our employees are subject to a collective bargaining agreement and we have not experienced any work stoppages. We believe that our employee relations are good.

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

RISKS RELATED TO THE OPERATION OF OUR BUSINESS

IF OUR ANNOUNCED ACQUISITION IS DELAYED OR NOT COMPLETED, OUR BUSINESS AND THE MARKET PRICE OF OUR ADSs COULD BE ADVERSELY AFFECTED.

On February 12, 2010, we announced that we had reached agreement on the terms of a recommended acquisition of SkillSoft by SSI Investments III Limited. There are a number of risks and uncertainties relating to the proposed acquisition, including the possibility that the transaction is delayed or not completed as a result of our failure to obtain necessary approval of our shareholders, our failure to obtain or any delay in obtaining necessary regulatory clearances or our failure to satisfy other closing conditions. We have incurred significant expenditures related to the acquisition. Any delay in completing, or failure to complete, the acquisition could have a negative impact on our business, our ADS price, and our relationships with customers or employees. In addition, under certain circumstances, if the transaction is terminated, we may be required to pay significant expense reimbursement to SSI Investments III Limited.

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

•
accounting charges related to the acquisition, including restructuring charges, transaction costs, write-offs of in-process research and development costs, and subsequent impairment charges relating to goodwill or other intangible assets acquired in the transaction.

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

THE SUCCESS OF OUR E-LEARNING STRATEGY DEPENDS ON THE RELIABILITY AND CONSISTENT PERFORMANCE OF OUR INFORMATION SYSTEMS AND INTERNET INFRASTRUCTURE.

The success of our e-learning strategy is highly dependent on the consistent performance of our information systems and Internet infrastructure. If our website fails for any reason or if it experiences any unscheduled downtimes, even for only a short period, our business and reputation could be materially harmed. We have in the past experienced performance problems and unscheduled downtime, and these problems could recur. We currently rely on third parties for proper functioning of computer infrastructure, delivery of our e-learning applications and the performance of our destination site. Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, break-ins, earthquake, financial patterns of hosting providers and similar events. Any system failures could adversely affect customer usage of our solutions and user traffic results in any future quarters, which could adversely affect our revenue and operating results and harm our reputation with corporate customers, subscribers and commerce partners. Accordingly, the satisfactory performance, reliability and availability of our website and computer infrastructure are critical to our reputation and ability to attract and retain corporate customers, subscribers and commerce partners. We cannot accurately project the rate or timing of any increases in traffic to our website and, therefore, the integration and timing of any upgrades or enhancements required to facilitate any significant traffic increase to the website are uncertain. We have in the past experienced difficulties in upgrading our website infrastructure to handle increased traffic, and these difficulties could recur. The failure to expand and upgrade our website or any system error, failure or extended down time could materially harm our business, reputation, financial condition or results of operations.

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

We are aware of several bills proposed in Congress that seek to prevent U.S. companies from taking advantage of the lower tax rates in foreign jurisdictions. One of these proposed bills would, if enacted in its current form, tax a foreign corporation as domestic if it is publicly traded and managed and controlled in the U.S. At this point, it is impossible to tell whether any of the proposed bills will be enacted into law, or whether the provisions of any enacted bill would apply to SkillSoft. In addition, we believe that if any such bill does become law, it would not take effect for several years. If any tax legislation of this nature is ultimately adopted, we would assess its impact on us and take steps, where appropriate, to mitigate such impact. However, it is possible that we could become subject to additional taxes as a result of the adoption of such legislation.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our United States headquarters are located in Nashua, New Hampshire where we lease an aggregate of 68,755 square feet. We have one lease for 43,355 square feet of space and a second for 25,400 square feet of space. The leases for both locations have been extended to June 2014 and June 2012, respectively. In addition to our U.S. headquarters, our other primary facilities are located in Dublin, Ireland; Norwood, Massachusetts; Fredericton, New Brunswick, Canada; and Scottsdale, Arizona.

In Ireland, we currently lease and occupy a 20,538 square foot facility in Dublin, which primarily houses our main content development center. In addition, we currently lease one other facility in Dublin totaling approximately 19,116 square feet. This space has been vacated and the operations previously performed in this facility have been consolidated into the 20,538 square foot facility.

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

We also lease sales offices in a number of other countries including the United Kingdom, Germany and Australia and we lease a development office in Belfast, Northern Ireland.

We believe that our existing facilities are adequate to meet our current needs and that suitable additional or substitute space will be available on commercially reasonable terms when needed, including with respect to our Nashua locations.

Item 3.  Legal Proceedings

SEC Investigation

In January 2007, the Boston District Office of the SEC informed us that we are the subject of an informal investigation concerning option granting practices at SmartForce for the period beginning April 12, 1996 through July 12, 2002, prior to the September 6, 2002 merger of SkillSoft Corporation and SmartForce PLC (the “Option Granting Investigation”). The SEC staff has informed us that the Option Granting Investigation has been closed without any claim being brought against us.

We are not a party to any other material legal proceedings.

Item 4.  Reserved

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our ADSs are listed on the NASDAQ Global Market (NASDAQ) under the symbol “SKIL.” The following table sets forth, for the periods indicated, the high and low intraday sale prices per share of our ADSs as reported by NASDAQ between February 1, 2008 and January 31, 2010.

	High	Low
April 30, 2008	$11.42	$8.03
July 31, 2008	10.95	8.30
October 31, 2008	11.06	7.01
January 31, 2009	8.75	5.27
April 30, 2009	8.97	4.84
July 31, 2009	8.72	6.85
October 31, 2009	10.12	8.17
January 31, 2010	10.99	9.10

As of February 28, 2010, there were 19 holders of record of ordinary shares.

Dividends

We have not paid any cash dividends on our ordinary shares and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to fund the growth of our business, make payments on our outstanding debt obligations and/or repurchase shares. Dividends may only be declared and paid out of profits available for distribution determined in accordance with accounting principles generally accepted in Ireland and applicable Irish Company Law. On May 14, 2007, we entered into a Credit Agreement that contains customary covenants that place limitations on the distribution of income or retained earnings by our consolidated group companies. Any dividends, if and when declared, will be declared and paid in United States dollars. We did not sell unregistered securities during fiscal 2010.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

On April 8, 2008, our shareholders approved the repurchase of up to an aggregate of 10,000,000 ADSs pursuant to a repurchase program. On September 24, 2008, our shareholders approved an increase in the number of shares that may be repurchased under the program to 25,000,000 and an extension of the repurchase program, which ended on March 23, 2010.

During the fourth quarter of fiscal 2010, we repurchased ADSs as follows:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share $	(c) Total Number of Shares Purchased as Part of Publicly Announced or Program (2)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program
November 1, 2009 - November 30, 2009	237,600	$9.76	237,600	9,946,105
December 1, 2009 - December 31, 2009	53,700	9.92	53,700	9,892,405
January 1, 2010 - January 31, 2010	249,368	9.88	249,368	9,643,037
Total	540,668	$9.83	540,668	9,643,037

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

During the fiscal year ended January 31, 2010, we repurchased a total of 4,259,648 and retired 4,841,082 shares, including 830,802 shares repurchased in prior fiscal years.

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

We account for software development costs by capitalizing certain computer software development costs incurred after technological feasibility is established. No software development costs incurred during each of the three years in the period ended January 31, 2010 met the requirements for capitalization.

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

Restructuring expenses primarily consist of charges associated with the reduction in force as described in our Form 8-K filed with the SEC on January 20, 2009.

Business Outlook

In the fiscal year ended January 31, 2010, we generated revenue of $315.0 million as compared to $328.5 million in the fiscal year ended January 31, 2009. We reported net income in the fiscal year ended January 31, 2010 of $71.4 million as compared to $50.8 million in the fiscal year ended January 31, 2009.

While we have achieved increased net income from last fiscal year’s comparable period, we have experienced during the last year a significantly more cautious customer spending environment due to the current challenging global economic climate. In addition, we continue to find ourselves in a challenging business environment due to (i) budgetary constraints on training and information technology (IT) spending by our current and potential customers, (ii) price competition and value-based competitive offerings from a broad array of competitors in the e-learning market and (iii) the relatively slow overall market adoption rate for e-learning solutions. In recent months, the challenging U.S. and global economic environment has placed further constraints on our customers’ and potential customers’ IT training budgets and spending. We have not yet seen signs of an improving customer environment, but we are also not experiencing continued deterioration. We have also encountered longer sales cycles due to additional customer scrutiny on deals. This has given us less visibility into the overall timing of our sales cycles. Despite these challenges, our net income from last fiscal year was higher than in fiscal 2009, primarily due to a number of actions we took in the fourth quarter of fiscal 2009 to reduce our cost structure and allow us flexibility to manage our costs in light of the difficult economic conditions we are facing. Despite these cost-saving initiatives and certain expenditures previously planned but delayed during fiscal 2010, we have recently added, and may continue to add, additional sales and development resources in response to the cautious customer spending environment.

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

We follow the provisions of the FASB Accounting Standards Codification (ASC) 605 to account for revenue derived pursuant to license agreements under which customers license our products and services. The pricing for our courses varies based upon the content offering selected by a customer, the number of users within the customer’s organization and the term of the license agreement (generally one, two or three years). License agreements permit customers to exchange course titles, generally on the contract anniversary date. Hosting services are sold separately for an additional fee. A license can provide customers access to a range of learning products including courseware, Referenceware®, simulations, mentoring and prescriptive assessment.

We offer discounts from our ordinary pricing, and purchasers of licenses for a larger number of courses, larger user bases or longer periods of time generally receive discounts. Generally, customers may amend their license agreements, for an additional fee, to gain access to additional courses or product lines and/or to increase the size of the user base. We also derive revenue from hosting fees for customers that use our solutions on an ASP basis and from the provision of professional services. In selected circumstances, we derive revenue on a pay-for-use basis under which some customers are charged based on the number of courses accessed by their users.

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

We also derive revenue from extranet hosting/ASP services, which is recognized on a straight-line basis over the period the services are provided. Upfront fees are recorded as revenue over the contract period.

We generally bill the annual license fee for the first year of a multi-year license agreement in advance and bill license fees for subsequent years of multi-year license arrangements are billed on the anniversary date of the agreement. Occasionally, we bill customers on a quarterly basis. In some circumstances, we offer payment terms of up to six months from the initial shipment date or anniversary date for multi-year license agreements to customers. To the extent that a customer is given extended payment terms (defined by us as greater than six months), revenue is recognized as payments become due, assuming all of the other elements of revenue recognition have been satisfied.

We typically recognize revenue from resellers over the commitment period when both the sale to the end user has occurred and the collectibility of cash from the reseller is probable. With respect to reseller agreements with minimum commitments, we recognize revenue related to the portion of the minimum commitment that exceeds the end user sales at the expiration of the commitment period provided we have received payment. If a definitive service period can be determined, revenue is recognized ratably over the term of the minimum commitment period, provided that payment has been received or collectibility is probable.

We provide professional services, including instructor led training, customized content development, website development/hosting and implementation services. If we determine that the professional services are not separable from an existing customer arrangement, revenue from these services is recognized over the existing contractual terms with the customer; otherwise we typically recognize professional service revenue as the services are performed.

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

Our contracts often include an uptime guarantee for solutions hosted on our servers whereby customers may be entitled to credits in the event of non-performance. We also retain the right to remedy any nonperformance event prior to issuance of any credit. Historically, we have not incurred substantial costs relating to this guarantee and we currently accrue for such costs as they are incurred. We review these costs on a regular basis as actual experience and other information becomes available; and should these costs become substantial, we would accrue an estimated exposure and consider the potential related effects of the timing of recording revenue on our license arrangements. We have not accrued any costs related to these warranties in the accompanying condensed consolidated financial statements.

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

We use estimates in determining the value of goodwill and intangible assets, including estimates of useful lives of intangible assets, discounted future cash flows and fair values of the related operations. We test goodwill during the fourth quarter of each year for impairment, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist. Based upon our fiscal 2010 annual impairment testing analysis, including our consideration of reasonably likely adverse changes in assumptions, management believes it is not reasonably likely that an impairment will occur over the next twelve months.

Share Based Compensation

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

Deferral of Commissions

We defer the recognition of commission expense until such time as the revenue related to the customer contract for which the commission was paid is recognized. Deferred commissions for each contract are amortized to expense in a manner consistent with how revenue is recognized for such contract, often resulting in straight-line recognition of expense over the contractual term.

Derivative Financial Instruments

We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

We entered into an interest rate swap agreement for an amortizing notional amount on May 11, 2007, which we designated as a cash flow hedge relating to our floating rate debt. This interest rate swap agreement expired on December 31, 2009. As of January 31, 2010, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, we do not use derivatives for trading or speculative purposes.

Restructuring Charges

Liabilities related to an exit or disposal activity are recognized at fair value in the period in which they are incurred. Costs include, but are not limited to, the following: (1) one-time involuntary termination benefits provided to employees under the terms of a benefit arrangement that, in substance, are not an ongoing benefit arrangement or a deferred compensation contract, (2) certain contract termination costs, including operating lease termination costs and (3) other associated costs. As such, when we identify restructuring charges that fulfill the requirements, we record the charges in our statement of operations.

Income Taxes

We recognize a net deferred tax asset for future benefits of tax loss and tax credit carry forwards to the extent that it is “more likely than not” that these assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In determining the realizability of these assets, we considered numerous factors, including historical profitability, estimated future taxable income and the industry in which we operate. Based on results of operations for the fiscal years ended January 31, 2008, 2009 and 2010 and anticipated future profit levels, we believe that a portion of our deferred tax asset related to U.S. state net operating loss (NOL) carryforwards will not to be realized. Accordingly, in the fiscal year ended January 31, 2010, we recorded, through an increase to income tax expense, approximately $0.9 million of valuation allowance on U.S. state NOL carryforwards. In the fiscal year ended January 31, 2009, we reversed approximately $23.1 million of valuation allowance on Irish NOL carryforwards which will more likely than not be realized in future periods. As a result, in fiscal 2009, we recognized the benefits of (i) $40.4 million of net operating loss carryforwards attributed to our operations in Ireland, resulting in a reduction to the provision for income taxes of $5.1 million and (ii) $149.8 million of acquired Irish net operating loss carryforwards resulting in an $18.0 million reduction to goodwill.

As of January 31, 2010, we have recorded a deferred tax asset in the amount of $78.0 million comprised of $25.0 million of U.S. NOL carryforwards and $32.7 million of other U.S. related net deferred tax assets; $20.5 million of Irish NOL carryforwards and ($1.7) million of Irish deferred tax liabilities primarily related to intangibles; $0.3 million of tax timing differences in Canada and $1.2 million of NOL carryforwards in all other foreign tax filing jurisdictions. Additionally, we reduce our deferred tax asset by the unrealized excess tax benefit attributable to stock options.

At January 31, 2010, we had $6.6 million of unrecognized tax benefits. We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of January 31, 2010, we had approximately $0.6 million of accrued interest and penalties related to uncertain tax positions.

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

Results of Operations

Comparison of the Fiscal Years Ended January 31, 2009 and 2010

Revenue

	Fiscal Year Ended January 31,		Dollar Increase/(Decrease)	Percent Change
	2009	2010
(In thousands, except percentages)
Revenue:
United States	$243,967	$237,072	$(6,895)	(3)%
International	84,527	77,896	(6,631)	(8)%
Total	$328,494	$314,968	$(13,526)	(4)%

The decrease in total revenue for the fiscal year ended January 31, 2010 versus the fiscal year ended January 31, 2009 was partially due to a more cautious customer spending environment related to the current challenging global economic climate, which resulted in a decrease in bookings of 6% in fiscal 2010 versus fiscal 2009. In addition international revenue decreased as a result of the negative effect foreign exchange rates had on our international subsidiaries’ revenue when converted to U.S. dollars.

Costs and Expenses

	Fiscal Year Ended January 31,		Dollar Increase/(Decrease)	Percent Change
	2009	2010
(In thousands, except percentages)
Cost of revenue	$35,992	$29,436	$(6,556)	(18)%
As a percentage of revenue	11%	9%
Cost of revenue – amortization of intangible assets	5,203	128	(5,075)	(98)%
As a percentage of revenue	2%	0%

The decrease in cost of revenue in the fiscal year ended January 31, 2010 versus the fiscal year ended January 31, 2009 was partially due to a reduction in royalty fees of $2.0 million as a result of both the decrease in revenue and a shift in product mix away from royalty-bearing products. Also contributing to the decrease in cost of revenue was a $1.3 million decrease related to reductions in personnel and $3.2 million in lower expenses for hosting, outside contractors, maintenance and facility charges as a result of both our recent cost-saving initiatives carried out in the fourth quarter of fiscal 2009 and the substantial completion of certain NETg integration initiatives in fiscal 2009.

The decrease in cost of revenue - amortization of intangible assets in the fiscal year ended January 31, 2010 versus the fiscal year ended January 31, 2009 was primarily due to certain intangible assets becoming fully amortized during fiscal 2009.

	Fiscal Year Ended January 31,		Dollar Increase/(Decrease)	Percent Change
	2009	2010
(In thousands, except percentages)
Research and development	$49,540	$43,764	$(5,776)	(12)%
As a percentage of revenue	15%	14%

The decrease in research and development expense in the fiscal year ended January 31, 2010 versus the fiscal year ended January 31, 2009 was primarily due to a reduction in outsourced development fees of $3.7 million as well as a decrease in compensation and benefits expense of $1.1 million, net of incremental incentive based employee bonuses. These decreases were primarily attributed to the cost-saving initiatives we instituted in the fourth quarter of fiscal 2009, which were partially offset by incremental international content development expenses incurred in the third and fourth quarter of fiscal 2010 to help support future revenue growth. The reduction in outsource development fees was also due to the inclusion of costs attributable to the NETg acquisition in the fiscal year ended January 31, 2009, which included maintaining multiple platforms and product commitments assumed prior to the completion of the integration.

	Fiscal Year Ended January 31,		Dollar Increase/(Decrease)	Percent Change
	2009	2010
(In thousands, except percentages)
Selling and marketing	$108,416	$95,594	$(12,822)	(12)%
As a percentage of revenue	33%	30%

The decrease in selling and marketing expense in the fiscal year ended January 31, 2010 versus the fiscal year ended January 31, 2009 was primarily due to a decrease in compensation and benefits expense of $10.5 million, net of incremental incentive based employee bonuses. This decrease was primarily the result of a reduction in our field support personnel as part of our cost-saving initiatives as well as a reduction in commission expense attributed to a one-time change to the structure of our compensation plan which impacted commission expense recognized in fiscal 2009. We also had a reduction in marketing expenses of $1.5 million and a reduction in travel expenses of $0.9 million as a result of our cost-saving initiatives.

	Fiscal Year Ended January 31,		Dollar Increase/(Decrease)	Percent Change
	2009	2010
(In thousands, except percentages)
General and administrative	$36,774	$34,724	$(2,050)	(6)%
As a percentage of revenue	11%	11%

The decrease in general and administrative expense in the fiscal year ended January 31, 2010 versus the fiscal year ended January 31, 2009 was primarily due to a reduction of $3.7 million in legal and professional fees associated with our cost savings initiative as well as a reduction in costs related to our business realignment strategy, which was substantially completed during fiscal 2009. In addition, we had decreases in facility and rent expense of $0.3 million as well as decreases in banking fees and insurance expense of $0.6 million. These reductions in cost were partially offset by an increase in compensation and benefits of $2.0 million primarily due to higher level of incentive based compensation earned by our executives.

	Fiscal Year Ended January 31,		Dollar Increase/(Decrease)	Percent Change
	2009	2010
(In thousands, except percentages)
Amortization of intangible assets	$11,212	$8,117	$(3,095)	(28)%
As a percentage of revenue	3%	3%
Merger and integration related expenses	761	-	(761)	(100)%
As a percentage of revenue	0%	-%
Restructuring	1,523	49	(1,474)	(97)%
As a percentage of revenue	0%	0%
SEC investigation	49	-	(49)	(100)%
As a percentage of revenue	0%	-%

The decrease in amortization of intangible assets for the fiscal year ended January 31, 2010 versus the fiscal year ended January 31, 2009 was primarily due to certain assets becoming fully amortized during fiscal 2009.

During the fiscal year ended January 31, 2009, we incurred merger and integration expenses related to the NETg acquisition. We completed our efforts to integrate NETg’s operations during fiscal 2009.

In the fourth quarter of fiscal 2009, we committed to a workforce reduction plan as part of a cost savings initiative. As a result of this reduction in force, we incurred restructuring charges in fiscal 2009 of $1.5 million which related primarily to one-time termination benefits.

	Fiscal Year Ended January 31,		Dollar Increase/(Decrease)	Percent Change
	2009	2010
(In thousands, except percentages)
Other income (expense), net	$1,480	$(943)	$(2,423)	*
As a percentage of revenue	0%	0%
Interest income	1,550	269	(1,281)	(83)%
As a percentage of revenue	0%	0%
Interest expense	(14,218)	(7,553)	6,665	(47)%
As a percentage of revenue	(4)%	(2)%
____________
*           Not meaningful

The shift from other income to other expense in the fiscal year ended January 31, 2010 as compared to the fiscal year ended January 31, 2009 was primarily due to a $1.9 million change from foreign currency exchange gains in the fiscal year ended January 31, 2009 as compared to foreign currency exchange losses in the fiscal year ended January 31, 2010. Due to our multi-national operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies used in our business.

The reduction in interest income in the fiscal year ended January 31, 2010 versus the fiscal year ended January 31, 2009 was primarily due to a reduction in our cash, cash equivalents and short-term investments as a result of our share buyback program and our significant long term debt repayments as well as lower interest rates.

The decrease in interest expense in the fiscal year ended January 31, 2010 versus the fiscal year ended January 31, 2009 was due to $39.0 million in principal debt repayments made against our long-term debt as well as a reduction in the interest rate since January 31, 2009.

Provision for Income Taxes

	Fiscal Year Ended January 31,		Dollar Increase/(Decrease)	Percent Change
	2009	2010
(In thousands, except percentages)
Provision (benefit) for income taxes	$18,959	$23,561	$4,602	24%
As a percentage of revenue	6%	7%

For the fiscal years ended January 31, 2009 and 2010, our effective tax rates were 28.0% and 24.8%, respectively. The decrease in the current effective tax rate is primarily due to a change in the geographical distribution of worldwide earnings as a result of the business realignment strategy that took place at the beginning of fiscal 2010. For the fiscal years ended January 31, 2009 and 2010, the effective tax rate was higher than the Irish statutory rate of 12.5% due primarily to earnings in higher tax jurisdictions outside of Ireland.

Discontinued Operations

Income from discontinued operations, net of income tax, was $1.9 million in the fiscal year ended January 31, 2009. This was primarily due to the prepayment of the purchase price from the acquirer of our former NETg Press business during fiscal 2009, which resulted in a gain from the disposal of $2.0 million, net of income tax.

Comparison of the Fiscal Years Ended January 31, 2008 and 2009

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

Costs and Expenses

	Fiscal Year Ended January 31,		Dollar Increase/(Decrease)	Percent Change
	2008	2009
(In thousands, except percentages)
Cost of revenue	$32,637	$35,992	$3,355	10%
As a percentage of revenue	12%	11%
Cost of revenue – amortization of intangible assets	5,423	5,203	(220)	(4)%
As a percentage of revenue	2%	2%

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

The increase in selling and marketing expense in the fiscal year ended January 31, 2009 versus the fiscal year ended January 31, 2008 was primarily due to an increase in compensation and benefits expense of $8.8 million due to increased headcount, which includes additional direct sales, telesales and field support personnel required to service our expanded customer base following the NETg acquisition, as well as incremental commissions resulting from increased order intake and billings from our larger base business and from the acquired NETg customer base. In addition, we incurred incremental marketing costs of $1.4 million to support our larger customer base, which includes the expense associated with our efforts to retain customers acquired in the NETg acquisition. The decrease in selling and marketing expense as a percentage of revenue in fiscal 2009 versus fiscal 2008 is due to the increase in revenue, which was partially offset by the aforementioned factors.

	Fiscal Year Ended January 31,		Dollar Increase/(Decrease)	Percent Change
	2008	2009
(In thousands, except percentages)
General and administrative	$34,630	$36,774	$2,144	6%
As a percentage of revenue	12%	11%

The increase in general and administrative expense in the fiscal year ended January 31, 2009 versus the fiscal year ended January 31, 2008 was primarily due to an increase of $4.2 million in professional fees primarily related to (i) our share capital reduction initiative aimed at increasing distributable profits in our Irish parent entity and (ii) the feasibility analysis related to our business realignment strategy. This increase was partially offset by a reduction in the depreciation of fixed assets of $0.7 million, which was due primarily to certain fixed assets related to the NETg acquisition becoming fully depreciated by the end of fiscal 2008, as well as a reduction in bad debt expense of $0.4 million resulting from improved collection efforts on accounts receivable balances as compared to fiscal 2008. In addition, in fiscal 2009 there was a decrease in facility charges of $0.4 million and a decrease in insurance expense of $0.4 million. The decrease in general and administrative expense as a percentage of revenue in fiscal 2009 versus fiscal 2008 is due to the increase in revenue, which was partially offset by the aforementioned factors.

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

In the fourth quarter of fiscal 2009 we committed to a workforce reduction plan of approximately 120 employees as part of a cost saving initiative undertaken in connection with the development of our budget and operating plan for fiscal 2010. As a result of this reduction in force, we incurred restructuring charges in fiscal 2009 of $1.5 million which related primarily to one-time termination benefits.

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

For the fiscal year ended January 31, 2009, we recorded an income tax provision of $19.0 million versus an income tax benefit of $31.6 million for the fiscal year ended January 31, 2008. The income tax provision for the fiscal year ended January 31, 2009 was impacted by the recognition of a reduction of income tax expense of $5.1 million resulting from the release of a $23.1 million valuation allowance attributed to our Ireland operations. The remaining $18.0 million related to net operating losses acquired in the 2002 merger between SmartForce PLC and SkillSoft Corporation (the “SmartForce Merger”) and was recorded as an adjustment to goodwill. The income tax benefit for the fiscal year ended January 31, 2008 included the release of $95.9 million of U.S valuation allowance. Approximately $41.4 million of the valuation allowance release related to SkillSoft net operating losses and was recorded through an offset to tax expense. The remaining $54.5 million, which related to SmartForce net operating losses, was recorded as an adjustment to goodwill.

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

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2010, our principal source of liquidity was our cash and cash equivalents and short-term investments, which totaled $80.2 million as compared to $39.0 million at January 31, 2009.

Net cash provided by operating activities of $111.3 million for the fiscal year ended January 31, 2010 was primarily due to net income of $71.4 million, which included the impact of non-cash expenses for depreciation and amortization of $12.8 million, non-cash provision for income taxes of $17.0 million and share-based compensation expense of $6.3 million. Net cash provided by operating activities was also a result of a decrease in accounts receivable of $9.2 million. These amounts were partially offset by a decrease in deferred revenue of $7.8 million. The decrease in accounts receivable for fiscal 2010 was primarily due to a reduction in billings and the timing of collections as compared to fiscal 2009. The decrease in deferred revenue in fiscal 2010 was primarily due to a reduction in billings as compared to fiscal 2009, partially offset by the favorable impact from foreign currency exchange rate movements.

Net cash used in investing activities was $4.7 million for the fiscal year ended January 31, 2010, which includes the purchase of capital assets of approximately $3.2 million. In addition, the purchase of investments, net of maturities, resulted in a cash outflow of approximately $2.5 million. These cash outflows in investing activities were partially offset by a release of restricted cash of $1.0 million primarily related to the termination of a facility lease.

Net cash used in financing activities was $69.7 million for the fiscal year ended January 31, 2010. During this period, we made principal payments on our debt of $39.0 million and purchased treasury shares at a cost of $35.1 million under our shareholder-approved share repurchase program. These uses of cash were partially offset by proceeds of $4.6 million received from the exercise of share options under our various share option programs and share purchases made under our 2004 Employee Share Purchase Plan.

We had working capital of approximately $30.1 million as of January 31, 2010 as compared to a working capital deficit of approximately $11.9 million as of January 31, 2009. The increase in working capital was primarily due to net income from continuing operations of $71.4 million, which includes non-cash charges for depreciation and amortization of $12.8 million, share-based compensation expense of $6.3 million and a non-cash tax charge of $17.0 million. We also had an increase in our current deferred tax assets of $2.5 million, which was primarily attributed to a long term deferred tax asset reclassification net of tax asset utilization. Additionally, we received proceeds of $4.6 million from the exercise of share options under our various share option programs and from share purchases made under our 2004 Employee Share Purchase Plan. This was partially offset by principal debt payments of $39.0 million and the purchase of treasury shares having a cost of $35.1 million under our shareholder-approved share repurchase program.

As of January 31, 2010, we had U.S. federal NOL carryforwards of $124.5 million. These NOL carryforwards represent the gross carrying value of the operating loss carryforwards and are available to reduce future taxable income, if any, through 2025. We completed several financings since our inception and have incurred ownership changes as defined under Section 382 of the Internal Revenue Code. We do not believe that the ownership changes will have a material impact on our ability to use these net operating loss carryforwards. Included in the $124.5 million of U.S. federal NOL carryforwards is $56.3 million of NOL carryforwards resulting from excess tax benefits related to stock options, and $68.2 million of U.S. NOL carryforwards that relate to our operations. We will realize the benefit of the stock option related losses through increases to shareholders' equity in the periods in which the losses are utilized to reduce tax payments. Additionally, we have $167.2 million of Irish NOL carryforwards. These NOL carryforwards represent the gross carrying value of the operating loss carryforwards. We also had U.S. federal tax credit carryforwards of approximately $6.3 million at January 31, 2010.

We lease certain of our facilities and certain equipment and furniture under operating lease agreements that expire at various dates through 2023. In addition, we have a term loan which will be paid out over the next 4 years. Future minimum lease payments, net of estimated sub-rentals, under these agreements and the debt repayments schedule are as follows (in thousands):

	Payments Due by Period
Contractual Obligation	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating Lease Obligations	$11,766	$4,065	$5,923	$1,778	$	~~-~~
Debt Obligations (1)	84,365	865	1,730	81,770		~~-~~
Total Obligations	$96,131	$4,930	$7,653	$83,548	$	~~-~~
__________

(1)
After announcing that we had reached an agreement on the terms of a recommended acquisition of SkillSoft PLC by SSI Investments III Limited (“SSI Investments”) we made a $45.0 million voluntary prepayment of our long-term debt on February 25, 2010.  The prepayment of debt was not contemplated by us as of January 31, 2010.

We do not have any off-balance sheet arrangements, as defined under SEC rules, such as relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, established for the purpose of facilitating transactions that are not required to be reflected on our balance sheet.

In May 2007, we entered into a credit agreement with Credit Suisse and certain lenders providing for a $225.0 million senior credit facility comprised of a $200 million term loan facility and a $25.0 million revolving credit facility. On July 7, 2008, we entered into an amendment to the credit agreement (the Amendment). The primary purpose of the Amendment was to expand our and our subsidiaries’ ability to make additional repurchases of our shares. The expanded repurchase ability under the Amendment is conditioned on the absence of an event of default and a requirement that (i) the leverage ratio shall be no greater than 2.75:1 as of the most recently completed fiscal quarter ending prior to the date of such repurchase (0.69:1 at January 31, 2010) and (ii) that we make a prepayment of the term loan under the credit agreement in an amount equal to the dollar amount of any such repurchase. Such term loan prepayments were not, however, required in connection with the first $24.0 million of repurchases made from and after July 7, 2008. The Amendment also provides for an increase in the annual interest rate on the term loan to, at our election, (i) base rate plus a margin of 2.5% or (ii) adjusted LIBOR plus margin of 3.5%.

As of January 31, 2010, we were, and expect to remain, in compliance with all other covenants under the credit agreement.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued the FASB Accounting Standards Codification (ASC), which was effective for us in the third quarter ended October 31, 2009. The Codification became the single authoritative source for U.S. generally accepted accounting principles (GAAP). Accordingly, references to the previous U.S. GAAP accounting standards are no longer used by us in our disclosures. The ASC does not change U.S. GAAP and does not affect our consolidated financial position, cash flows, or results of operations.

In December 2007, the FASB issued updated guidance on business combinations, incorporated into ASC 805, which includes the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. Adoption of this guidance on February 1, 2009 did not have a material impact on our financial position or results of operations. The adoption of this guidance will have an impact on our accounting for business combinations occurring on or after the adoption date, but the effect will be dependent on the acquisitions at that time.

In December 2007, the FASB issued updated guidance on non-controlling interest in consolidated financial statements, incorporated into ASC 810-10-65-1, which includes the requirements to classify non-controlling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to non-controlling interests reported as part of consolidated earnings. Additionally, this guidance revises the accounting for both increases and decreases in a parent’s controlling ownership interest. Adoption of this guidance on February 1, 2009 did not have a material impact on our financial position or results of operations.

In April 2008, the FASB issued updated guidance on recognition and presentation of other-than-temporary impairments, incorporated into ASC 350-30-65-1, which requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2009. Adoption of this statement is not expected to have a material impact on our consolidated financial statements when it becomes effective.

In May 2009, the FASB issued updated guidance on subsequent events, incorporated into ASC 855, which does not require significant changes regarding recognition or disclosure of subsequent events, but does require disclosure of the date through which subsequent events have been evaluated for disclosure and recognition. This guidance is effective for financial statements issued after June 15, 2009. On February 24, 2010, the FASB issued Accounting Standards Update (ASU) 2010-09 to amend ASC 855. As a result of the ASU, SEC registrants will not disclose the date through which management evaluated subsequent events in the financial statements. The implementation of this standard did not have a significant impact on our financial statements. Subsequent events through the date these financial statements were available for filing in this Annual Report on Form10-K have been evaluated for disclosure and recognition.

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

The amended guidance in ASC 605-25 and ASC 985-605 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application and retrospective application permitted. We have not yet determined when we will apply the amended guidance in ASC 985-605, or the amended guidance in ASC 605-25. Adoption of these statements is not expected to have a material impact on our consolidated financial statements when it becomes effective.

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

The reconciliation of net income to adjusted EBITDA is as follows (in thousands):

	Years Ended January 31,
	2008	2009	2010
Net income	$59,998	$50,789	$71,368
Less: (Other income)expense, net	(295)	(1,480)	943
Less: (Interest income)	(3,948)	(1,550)	(269)
Add: Interest expense	12,630	14,218	7,553
Add: (Benefit) provision for income taxes	(31,587)	18,959	23,561
Add: Amortization of acquired intangibles	16,660	16,415	8,245
Add: Depreciation and amortization	6,935	5,277	4,564
EBITDA	60,393	102,628	115,965
Add: Merger and integration related expenses	12,283	761	-
Add: SEC investigation	1,346	49	-
Add: Stock-based compensation	5,951	6,132	6,300
Less: Income from discontinued operations, net of income tax	(270)	(1,912)	-
Add: Business realignment strategy	203	1,995	-
Adjusted EBITDA	79,906	109,653	122,265

We intend to continue to assess the potential value of reporting non-GAAP results consistent with applicable rules and regulations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As of January 31, 2010, we were not party to any derivative financial instruments.

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

In order to limit our exposure to interest rate changes associated with our term loan, we entered into an interest rate swap agreement with an initial notional amount of $160 million which amortizes over a period consistent with our anticipated payment schedule. This strategy used an interest rate swap to effectively convert $160 million in variable rate borrowings into fixed rate liabilities at a 5.1015% effective interest rate. The interest rate swap matured on December 31, 2009.

Foreign Currency Risk

Due to our multinational operations, our business is subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenue or pay expenses and the U.S. dollar. Our expenses are not necessarily incurred in the currency in which revenue is generated, and, as a result, we are required from time to time to convert currencies to meet our obligations. These currency conversions are subject to exchange rate fluctuations, in particular changes to the value of the Euro, Canadian dollar, Australian dollar, New Zealand dollar, Singapore dollar, and pound sterling relative to the U.S. dollar, which could adversely affect our business and our results of operations. During fiscal 2008, 2009 and 2010, we incurred foreign currency exchange (losses) gains of $(0.1) million, $0.8 million and $(1.1) million, respectively.

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

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls & Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control

No change in our internal control over financial reporting occurred during the fiscal quarter ended January 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2010. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, our management believes that, as of January 31, 2010, our internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this annual report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of January 31, 2010. Please see page 45.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of SkillSoft Public Limited Company

We have audited SkillSoft Public Limited Company’s internal control over financial reporting as of January 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SkillSoft Public Limited Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, SkillSoft Public Limited Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2010 consolidated financial statements of SkillSoft Public Limited Company and our report dated March 25, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Boston, Massachusetts
March 25, 2010

Item 9B.  Other Information

Not applicable

PART III

Item 10.  Directors, and Executive Officers and Corporate Governance

The information required by this item will be incorporated by reference to our Proxy Statement for our 2010 Annual General Meeting or included in an amendment to this Form 10-K, one of which will be filed with the Securities and Exchange Commission within 120 days after the close of fiscal 2010.

Item 11.  Executive Compensation

The information required by this item will be incorporated by reference to our Proxy Statement for our 2010 Annual General Meeting or included in an amendment to this Form 10-K, one of which will be filed with the Securities and Exchange Commission within 120 days after the close of fiscal 2010.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be incorporated by reference to our Proxy Statement for our 2010 Annual General Meeting or included in an amendment to this Form 10-K, one of which will be filed with the Securities and Exchange Commission within 120 days after the close of fiscal 2010.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this item will be incorporated by reference to our Proxy Statement for our 2010 Annual General Meeting or included in an amendment to this Form 10-K, one of which will be filed with the Securities and Exchange Commission within 120 days after the close of fiscal 2010.

Item 14.  Principal Accounting Fees and Services

The information required by this item will be incorporated by reference to our Proxy Statement for our 2010 Annual General Meeting or included in an amendment to this Form 10-K, one of which will be filed with the Securities and Exchange Commission within 120 days after the close of fiscal 2010.

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

Date: March 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of SkillSoft and in the capacities and on the date set forth below.

Signature	Title	Date

/s/ CHARLES E. MORAN	President and Chief Executive	March 25, 2010
Charles E. Moran	Officer and Director
(Principal Executive Officer)

/s/ THOMAS J. MCDONALD	Chief Financial Officer	March 25, 2010
Thomas J. McDonald	(Principal Financial Officer)

/s/ ANTHONY P. AMATO	Vice President, Finance and Chief	March 25, 2010
Anthony P. Amato	Accounting Officer
(Principal Accounting Officer)

/s/ WILLIAM J. BOYCE	Director	March 25, 2010
William J. Boyce

/s/ P. HOWARD EDELSTEIN	Director	March 25, 2010
P. Howard Edelstein

/s/ JAMES S. KRZYWICKI	Director	March 25, 2010
James S. Krzywicki

/s/ FERDINAND VON PRONDZYNSKI	Director	March 25, 2010
Ferdinand von Prondzynski

/s/ WILLIAM F. MEAGHER, JR.	Director	March 25, 2010
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

	Year Ended January 31, 2006	Year Ended January 31, 2007	Year Ended January 31, 2008	Year Ended January 31, 2009		Year Ended January 31, 2010
	(In thousands, except per share data)
Revenues	$215,567	$225,172	$281,223	$328,494		$314,968
Cost of revenues	25,307	26,601	32,637	35,992		29,436
Cost of revenues - amortization of intangible assets	6,939	4,422	5,423	5,203		128
Gross profit	183,321	194,149	243,163	287,299		285,404
Operating expenses:
Research and development	39,172	40,776	49,612	49,540		43,764
Selling and marketing	88,438	90,894	97,493	108,416		95,594
General and administrative	25,776	27,735	34,630	36,774		34,724
Insurance recoveries	(17,710)	-	-	-		-
Amortization of intangible assets	2,174	1,652	11,237	11,212		8,117
Merger and integration related expenses	-	-	12,283	761		-
Restructuring	641	26	34	1,523		49
SEC investigation	1,988	898	1,346	49		-
Total operating expenses	140,479	161,981	206,635	208,275		182,248
Operating income	42,842	32,168	36,528	79,024		103,156
Other income (expense), net	741	(96)	295	1,480		(943)
Loss on sale of investments, net	(586)	-	-	-		-
Interest income	1,779	4,310	3,948	1,550		269
Interest expense	(431)	(278)	(12,630)	(14,218)		(7,553)
Income before provision (benefit) for income taxes from continuing operations	44,345	36,104	28,141	67,836		94,929
Provision (benefit) for income taxes	9,130	11,951	(31,587)	18,959		23,561
Net income from continuing operations	35,215	24,153	59,728	48,877		71,368
Income from discontinued operations, net of income taxes	-	-	270	1,912		-
Net income	$35,215	$24,153	$59,998	$50,789		$71,368
Net income per share(1):
Basic – continuing operations	$0.34	$0.24	$0.57	$0.47		$0.74
Basic – discontinued operations	$-	$-	$-	$0.02		$-
	$0.34	$0.24	$0.57	$0.49		$0.74
Basic weighted average common shares outstanding	102,473	101,698	104,391	103,870		96,090
Diluted - continuing operations	$0.34	$0.23	$0.55	$0.46		$0.72
Diluted - discontinued operations	$-	$-	$-	$0.02		$-
	$0.34	$0.23	$0.55	$0.47	†	$0.72
Diluted weighted average common shares outstanding	103,352	104,240	108,289	107,034		98,708
________
†           Does not add due to rounding.

A-1

	As of January 31, 2006	As of January 31, 2007	As of January 31, 2008	As of January 31, 2009	As of January 31, 2010
	(In thousands, except per share data)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$73,569	$104,117	$89,584	$38,952	$80,241
Working capital (deficit)	(8,018)	38,134	30,408	(11,858)	30,065
Long-term investments, deferred tax assets, net & other assets	736	6,719	95,596	81,583	58,962
Total assets	299,902	342,970	696,681	575,100	586,231
Long-term debt	-	-	197,000	122,131	83,500
Stockholder's equity	102,272	137,929	213,088	204,056	251,160
____________

(1)	See Note 2(e) of the Notes to the Consolidated Financial Statements for the determination of shares used in computing basic and diluted net income per common share.

A-2

APPENDIX B

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of SkillSoft Public Limited Company:

We have audited the accompanying consolidated balance sheets of SkillSoft Public Limited Company as of January 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended January 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SkillSoft Public Limited Company at January 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SkillSoft Public Limited Company’s internal control over financial reporting as of January 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 25, 2010 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Boston, Massachusetts
March 25, 2010

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 31,
	2009	2010
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$37,853	$76,682
Short-term investments	1,099	3,559
Restricted cash	3,790	2,786
Accounts receivable, less reserves of approximately $391 and $369 as of January 31, 2009 and 2010, respectively	146,362	141,828
Prepaid expenses and other current assets	18,286	23,447
Deferred tax assets	26,444	28,902
Total current assets	233,834	277,204
Property and equipment, net	7,661	6,288
Intangible assets, net	13,472	5,227
Goodwill	238,550	238,550
Deferred tax assets	78,223	49,127
Other assets	3,360	9,835
Total assets	$575,100	$586,231
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long term debt	$1,253	$865
Accounts payable	5,648	4,519
Accrued compensation	13,513	18,287
Accrued expenses	23,760	23,099
Deferred revenue	201,518	200,369
Total current liabilities	245,692	247,139

Long term debt	122,131	83,500
Other long term liabilities	3,221	4,432
Total long term liabilities	125,352	87,932
Commitments and contingencies (Note 8)
Shareholders’ equity:
Ordinary shares, €0.11 par value per share: 250,000,000 shares authorized; 98,892,249 and 94,905,067 shares issued at January 31, 2009 and 2010, respectively	10,600	9,983
Additional paid-in capital	509,177	482,592
Treasury stock, at cost, 830,802 and 249,368 ordinary shares at January 31, 2009 and 2010, respectively	(5,317)	(2,471)
Accumulated deficit	(310,874)	(239,506)
Accumulated other comprehensive income	470	562
Total shareholders’ equity	204,056	251,160
Total liabilities and shareholders’ equity	$575,100	$586,231

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended January 31,
	2008	2009		2010
	(In thousands, except per share data)
Revenues	$281,223	$328,494		$314,968
Cost of revenues (1)	32,637	35,992		29,436
Cost of revenues - amortization of intangible assets	5,423	5,203		128
Gross profit	243,163	287,299		285,404
Operating expenses:
Research and development (1)	49,612	49,540		43,764
Selling and marketing (1)	97,493	108,416		95,594
General and administrative (1)	34,630	36,774		34,724
Amortization of intangible assets	11,237	11,212		8,117
Merger and integration related expenses	12,283	761		-
Restructuring	34	1,523		49
SEC investigation	1,346	49		-
Total operating expenses	206,635	208,275		182,248
Operating income	36,528	79,024		103,156
Other income (expense), net	295	1,480		(943)
Interest income	3,948	1,550		269
Interest expense	(12,630)	(14,218)		(7,553)
Income before (benefit) provision for income taxes from continuing operations	28,141	67,836		94,929
(Benefit) provision for income taxes	(31,587)	18,959		23,561
Income from continuing operations	59,728	48,877		71,368
Income from discontinued operations, net of income taxes of $181 in fiscal 2008 and $1,281 in fiscal 2009	270	1,912		-
Net income	$59,998	$50,789		$71,368

Net income per share:
Basic - continuing operations	$0.57	$0.47		$0.74
Basic - discontinued operations	$-	$0.02		$-
	$0.57	$0.49		$0.74
Basic weighted average common shares outstanding	104,391	103,870		96,090
Diluted - continuing operations	$0.55	$0.46		$0.72
Diluted - discontinued operations	$-	$0.02		$-
	$0.55	$0.47	†	$0.72
Diluted weighted average common shares outstanding	108,289	107,034		98,708
†           Does not add due to rounding.

(1)	The following summarizes the allocation of stock-based compensation:

	2008	2009	2010
	(In thousands)
Cost of revenues	$203	$225	$92
Research and development	958	926	986
Selling and marketing	1,911	1,977	2,344
General and administrative	2,879	3,004	2,878

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands except number of shares)

	Ordinary			Treasury Stock			Accumulated
	Shares Number of Shares	€0.11 Par Value	Additional Paid-In Capital	Number of Shares	Cost	Accumulated Deficit	Other Comprehensive Income(Loss)	Total Stockholders’ Equity	Total Comprehensive Income
BALANCE, JANUARY 31, 2007	109,255,366	$12,039	$573,394	6,533,884	$(24,524)	$(421,661)	$(1,319)	$137,929
Exercise of stock options	1,928,374	287	8,833	-	-	-	-	9,120	-
Issuance of ordinary shares under employee stock purchase plan	480,073	71	2,712	-	-	-	-	2,783	-
Stock-based compensation	-	-	5,951	-	-	-	-	5,951	-
Tax benefit from non-qualified stock options	-	-	413	-	-	-	-	413	-
Unrealized loss on marketable securities, net of tax of $0	-	-	-	-	-	-	(45)	(45)	(45)
Unrealized loss on financial derivatives, net of tax effect of $1,387	-	-	-	-	-	-	(2,080)	(2,080)	(2,080)
Translation adjustment	-	-	-	-	-	-	(981)	(981)	(981)
Net income	-	-	-	-	-	59,998	-	59,998	59,998
Comprehensive income for the year ended January 31, 2008									$56,892
BALANCE, JANUARY 31, 2008	111,663,813	$12,397	$591,303	6,533,884	$(24,524)	$(361,663)	$(4,425)	$213,088	-
Exercise of stock options	3,653,650	613	15,842	-	-	-	-	16,455	-
Issuance of ordinary shares under employee stock purchase plan	375,183	64	2,999	-	-	-	-	3,063	-
Repurchase of ordinary shares	-	-	-	11,097,315	(91,860)	-	-	(91,860)	-
Retirement of ordinary shares	(16,800,397)	(2,474)	(108,593)	(16,800,397)	111,067	-	-	-	-
Stock-based compensation	-	-	6,132	-	-	-	-	6,132	-
Tax benefit from non-qualified stock options	-	-	1,494	-	-	-	-	1,494	-
Unrealized loss on marketable securities, net of tax of $0	-	-	-	-	-	-	(23)	(23)	(23)
Unrealized gain on financial derivatives, net of tax effect of ($755)	-	-	-	-	-	-	1,132	1,132	1,132
Translation adjustment	-	-	-	-	-	-	3,786	3,786	3,786
Net income	-	-	-	-	-	50,789	-	50,789	50,789
Comprehensive income for the year ended January 31, 2009									$55,684
BALANCE, JANUARY 31, 2009	98,892,249	$10,600	$509,177	830,802	$(5,317)	$(310,874)	$470	$204,056
Exercise of stock options	464,882	73	2,319	-	-	-	-	2,392	-
Issuance of ordinary shares under employee stock purchase plan	389,018	59	2,133	-	-	-	-	2,192	-
Repurchase of ordinary shares	-	-	-	4,259,648	(35,148)	-	-	(35,148)	-
Retirement of ordinary shares	(4,841,082)	(749)	(37,245)	(4,841,082)	37,994	-	-	-	-
Stock-based compensation	-	-	6,300	-	-	-	-	6,300	-
Tax expense from non-qualified stock options	-	-	(92)	-	-	-	-	(92)	-
Unrealized gain on financial derivatives, net of tax effect of ($632)	-	-	-	-	-	-	948	948	948
Translation adjustment	-	-	-	-	-	-	(856)	(856)	(856)
Net income	-	-	-	-	-	71,368		71,368	71,368
Comprehensive income for the year ended January 31, 2010									$71,460
BALANCE, JANUARY 31, 2010	94,905,067	$9,983	$482,592	249,368	$(2,471)	$(239,506)	$562	$251,160

The accompanying notes are an integral part of these consolidated financial statements

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended January 31,
	2008	2009	2010
	(In thousands)
Cash flows from operating activities:
Net income	$59,998	$50,789	$71,368
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	5,951	6,132	6,300
Depreciation and amortization	6,935	5,277	4,564
Amortization of intangible assets	16,660	16,415	8,245
Provision for (recovery of) bad debts	237	(130)	(36)
(Benefit) provision for income taxes - non-cash	(33,958)	15,102	17,001
Gain on sale of discontinued operations	-	(3,386)	-
Non-cash interest expense	735	1,197	1,104
Realized loss on sale of assets, net	(58)	-	-
Tax effect related to exercise of non-qualified stock options	(413)	(1,494)	92
Discontinued operations	(1,357)	-	-
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable	(43,261)	17,006	9,236
Prepaid expenses and other current assets	884	8,494	(2,479)
Accounts payable	(2,584)	3,446	(1,161)
Accrued expenses and other long-term liabilities	(33,101)	(14,271)	4,959
Deferred revenue	45,490	(6,890)	(7,846)
Net cash provided by operating activities	22,158	97,687	111,347
Cash flows from investing activities:
Purchases of property and equipment	(2,968)	(5,748)	(3,195)
Cash paid for business acquisitions	(261,330)	(250)	-
Purchases of investments	(18,437)	(19,645)	(9,272)
Maturities of investments	63,928	32,137	6,812
Decrease in restricted cash, net	16,138	173	1,004
Cash received from sale of discontinued operations	-	6,903	-
Net cash (used in) provided by investing activities	(202,669)	13,570	(4,651)
Cash flows from financing activities:
Borrowings under long term debt, net of debt financing costs	194,133	-	-
Exercise of stock options	9,120	16,455	2,392
Proceeds from employee stock purchase plan	2,783	3,063	2,192
Principal payment on long term debt	(1,000)	(75,616)	(39,019)
Acquisition of treasury stock	-	(91,860)	(35,148)
Tax effect related to exercise of non-qualified stock options	413	1,494	(92)
Net cash provided by (used in) financing activities	205,449	(146,464)	(69,675)
Effect of exchange rate changes on cash and cash equivalents	2,509	(2,999)	1,808
Net increase (decrease) in cash and cash equivalents	27,447	(38,206)	38,829
Cash and cash equivalents, beginning of period	48,612	76,059	37,853
Cash and cash equivalents, end of period	$76,059	$37,853	$76,682

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,308	$13,252	$4,656
Cash paid for income taxes	$2,867	$4,550	$8,682

The accompanying notes are an integral part of these consolidated financial statements.

SKILLSOFT PUBLIC LIMITED COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

SkillSoft PLC (the Company or SkillSoft) was incorporated in Ireland on August 8, 1989. The Company is a leading Software as a Service (SaaS) provider of on-demand e-learning and performance support solutions for global enterprises, government, education and small to medium-sized businesses. SkillSoft helps its customers to maximize performance through a combination of content, online information resources, flexible technologies and support services. SkillSoft is the surviving corporation in a merger between SmartForce PLC and SkillSoft Corporation on September 6, 2002 (the SmartForce Merger). On May 14, 2007, the Company acquired NETg from The Thompson Corporation for approximately $254.7 million in cash (See Note 3). References in this Form 10-K to the Company’s fiscal year refer to the fiscal year ended January 31 of that year (e.g., fiscal 2010 is the fiscal year ended January 31, 2010).

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

Multiple contracts with a single customer or amendments to existing contracts with the same customer are evaluated as to whether they should be recognized as separated accounting arrangements from other contracts with the customer based on an evaluation of several factors including but not limited to the timing of when contracts were negotiated and executed, whether the software is interdependent in terms of design, technology or function and whether payment terms coincide. If contracts are considered linked for accounting purposes and accounted for as one arrangement, fees are recognized over the longest service periods. If contracts are considered separable, fees in each arrangement are recognized over the respective service period.

The Company records reimbursable out-of-pocket expenses in both revenue and as a direct cost of revenue, as applicable. Out-of-pocket expenses were immaterial for each of the three years in the period ended January 31, 2010.

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

(d)  Deferred Commissions

The Company defers the recognition of commission expense until such time as the revenue related to the arrangement for which the commission was paid is recognized. Deferred commissions for each contract are amortized in a manner consistent with how revenue is recognized for such contract, often resulting in straight-line recognition of expense over the contractual term. Unamortized commission expense of $11.6 million and $12.2 million for the fiscal years ended January 31, 2009 and 2010, respectively, is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

(e)  Net Income Per Share

The Company computes basic earnings per share by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued, calculated using the treasury stock method.

The reconciliation of basic and diluted shares is as follows (in thousands):

	Years Ended January 31,
	2008	2009	2010
Basic weighted average shares outstanding	104,391	103,870	96,090
Effect of incremental diluted shares outstanding	3,898	3,164	2,618
Diluted weighted average common shares outstanding	108,289	107,034	98,708

Approximately 8.7 million, 2.9 million and 2.5 million shares have been excluded from the computation of diluted weighted average shares outstanding as of January 31, 2008, 2009 and 2010, respectively, as they would be anti-dilutive.

(f)  Foreign Currency Translation

The reporting currency for the Company is the U.S. dollar (dollar) and the functional currency of the Company’s subsidiaries in the United States, the United Kingdom, Canada, Germany, Australia, the Netherlands, France, New Zealand, Singapore and India are the currencies of those countries. The functional currency of the Company’s subsidiaries in Ireland, the Commonwealth of the Bahamas and the Grand Cayman is the U.S. dollar. Assets and liabilities are translated to the U.S. dollar from the local functional currency at current exchange rates, and income and expense items are translated to the U.S. dollar using the average rates of exchange prevailing during the year. Gains and losses arising from translation are recorded in other comprehensive income (loss) as a separate component of shareholders’ equity. Foreign currency gains or losses on transactions denominated in a currency other than an entity’s functional currency are recorded in the results of the operations. Gains (losses) arising from transactions denominated in foreign currencies other than an entity’s functional currency were approximately $(0.1) million, $0.8 million and $(1.1) million for the years ended January 31, 2008, 2009 and 2010, respectively, and are included in other income (expense), net in the accompanying consolidated statements of income.

(g)  Cash, Cash Equivalents, Restricted Cash and Short-term Investments

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. At January 31, 2010, cash equivalents consisted mainly of high-grade commercial paper and corporate debt securities. At January 31, 2009, cash equivalents consisted mainly of commercial paper and federal agency notes.

At January 31, 2010, the Company had approximately $2.8 million of restricted cash; approximately $2.7 million is held voluntarily to defend named former executives and board members of SmartForce PLC for actions arising out of an SEC investigation and litigation related to the 2002 securities class action and approximately $0.1 million is held in certificates-of-deposits with a commercial bank pursuant to terms of certain facilities lease agreements.

Securities that the Company does not intend to hold to maturity or for trading purposes are reported at market value, and are classified as available for sale. At January 31, 2009 and 2010, the Company’s investments were classified as available for sale and had an average maturity of approximately 17 and 47 days, respectively

Cash and cash equivalents and available for sale short-term investments as of January 31, 2009, were as follows (in thousands):

2009
Description	Contracted Maturity	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	N/A	$34,653	$-	$-	$34,653
Commercial paper	0-3 months	2,199	1	-	2,200
Federal agency notes	2 months	1,000	-	-	1,000
		$37,852	$1	$-	$37,853

Short-term investments:
Commercial paper	4 months	$1,099	$-	$-	$1,099
		$1,099	$-	$-	$1,099

Cash and cash equivalents and available for sale short-term investments as of January 31, 2010, were as follows (in thousands):

2010
Description	Contracted Maturity	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	N/A	$76,321	$-	$-	$76,321
Commercial paper	0-3 months	160	-	-	160
Corporate debt securities	1 month	201	-	-	201
		$76,682	$-	$-	$76,682

Short-term investments:
Commercial paper	4–12 months	$1,199	-	-	$1,199
Treasury bills	4–12 months	1,649	-	-	1,649
Certificate of deposit	4–12 months	711	-	-	711
		$3,559	$-	$-	$3,559

Realized gains and losses and declines in value determined to be other-than-temporary on available-for-sale securities are included in investment income. Gross realized gains totaled approximately $107,000 and $7,000 for the years ended January 31, 2008 and 2009, respectively and were nominal for the year ended January 31, 2010. Gross realized losses for the years ended January 31, 2008, 2009 and 2010 were nominal. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in other income.

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

(i)  Research and Development Expenses

The Company expenses all research and development costs, which include course content development fees, to operations as incurred, except for costs of internally developed or externally purchased software that qualify for capitalization. Generally accepted accounting principles (GAAP) requires the capitalization of certain computer software development costs incurred after technological feasibility is established. Given the Company’s operations, once technological feasibility of a software product has been established, the additional development costs incurred to bring the product to a commercially acceptable level has not been and is not expected to be significant. No software development costs incurred during fiscal 2008, 2009 and 2010 met the requirements for capitalization; however developed courseware was added through the acquisition of NETg.

Capitalized software development costs (including acquired software development costs), net of accumulated amortization, were approximately $0.3 million and $0.1 million as of January 31, 2009 and 2010, respectively. The Company recognized approximately $5.4 million, $5.2 million and $0.1 million of amortization expense related to capitalized software development costs in the fiscal years ended January 31, 2008, 2009 and 2010, respectively.

The Company enters into agreements with content providers for published content, the Company’s policy is to expense these costs to research and development in proportion to services being completed.

(j)  Other Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions, other events and circumstances from non-owner sources. The components of accumulated comprehensive income as of January 31, 2009 and 2010, are as follows (in thousands):

	Year Ended January 31,
	2009	2010
Change in fair value of interest rate hedge, net of tax	$(948)	$-
Foreign currency translation adjustment	1,418	562
Total accumulated other comprehensive income	$470	$562

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

All the interest rate swap agreements were considered highly effective as cash flow hedges for a portion of the Company’s variable rate debt, and the Company applied hedge accounting to account for these instruments. The notional amounts and all other significant terms of the swap agreements were matched to the provisions and terms of the variable rate debt being hedged.

The Company’s interest rate swap agreement matured on December 31, 2009. See Note 11 for further discussion.

(n)  Concentrations of Credit Risk and Off-Balance-Sheet Risk

For the years ended and as of January 31, 2008, 2009 and 2010, no customer individually comprised greater than 10% of total revenue or accounts receivable.

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

(o)  Amortization and Impairment of Goodwill and Intangible Assets

The Company records intangible assets at cost and amortizes its finite-lived intangible assets including customer contracts and internally developed software. The Company reviews intangible assets subject to amortization at least annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in remaining useful life. Conditions that would indicate an impairment and trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, or an adverse action or assessment by a regulator. In addition, the Company reviews its indefinite-lived intangible assets, including goodwill and certain trademarks, during the fourth quarter of each year for impairment, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist and reassesses their classification as indefinite-lived assets.

(p)  Restructuring Charges

Liabilities related to an exit or disposal activity should be recognized at fair value in the period in which it is incurred. Costs include, but are not limited to, the following: (1) one-time involuntary termination benefits provided to employees under the terms of a benefit arrangement that, in substance, are not an ongoing benefit arrangement or a deferred compensation contract, (2) certain contract termination costs, including operating lease termination costs and (3) other associated costs. As such, when the Company identifies restructuring charges that fulfill the requirements, it records the charges in its statement of income.

 (q)  Merger and Integration Related Costs

Certain former NETg employees continued employment during a transition period and certain former NETg facilities to be vacated were used as the Company transitioned operations to other locations. These costs were expensed as incurred and included in merger and integration related expenses in the accompanying statements of income.

(r)  Business Combinations

The Company records tangible and intangible assets acquired and liabilities assumed in recent business combinations under the purchase method of accounting. Amounts paid for each acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the dates of acquisition. The Company then allocates the purchase price in excess of net tangible assets acquired to identifiable intangible assets based on detailed valuations that use information and assumptions provided by management. Excess purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed is recorded as goodwill.

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

(s)  Advertising Costs

Costs incurred for production and communication of advertising initiatives are expensed when incurred. Advertising expenses amounted to approximately $0.8 million, $0.6 million, and $0.3 million for the fiscal years ended January 31, 2008, 2009 and 2010, respectively.

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

In May 2009, the FASB issued updated guidance on subsequent events, incorporated into ASC 855, which does not require significant changes regarding recognition or disclosure of subsequent events, but does require disclosure of the date through which subsequent events have been evaluated for disclosure and recognition. This guidance is effective for financial statements issued after June 15, 2009. On February 24, 2010, the FASB issued Accounting Standards Update (ASU) 2010-09 to amend ASC 855. As a result of the ASU, SEC registrants will not disclose the date through which management evaluated subsequent events in the financial statements. The implementation of this standard did not have a significant impact on the financial statements of the Company. Subsequent events through the date these financial statements were available for filing this Annual Report on Form10-K have been evaluated for disclosure and recognition.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force to amend certain guidance in ASC 605-25, “Revenue Recognition, 25 Multiple-Element Arrangements.” The amended guidance in ASC 605-25 (1) modifies the separation criteria by eliminating the criterion that requires objective and reliable evidence of fair value for the undelivered item(s), and (2) eliminates the use of the residual method of allocation and instead requires that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price.

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

The amended guidance in ASC 605-25 and ASC 985-605 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application and retrospective application permitted. The Company has not yet determined when it will apply the amended guidance in ASC 985-605 or the amended guidance in ASC 605-25. Adoption of these statements is not expected to have a material impact on the Company’s consolidated financial statements when it becomes effective.

 (v)  Income Taxes

The Company accounts for income taxes utilizing an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. A tax position must be more likely than not to be sustained before being recognized in the financial statements. The interpretation also requires the accrual of interest and penalties as applicable on unrecognized tax positions.

(w)  Subsequent Events

On February 12, 2010, the Company, announced that it had reached agreement on the terms of a recommended acquisition of the Company by SSI Investments III Limited (“SSI Investments”), a company formed by funds sponsored by each of Berkshire Partners LLC, Advent International Corporation and Bain Capital Partners, LLC (collectively, the “Investor Group”) (the proposed acquisition by SSI Investments of the Company is referred to as the “Acquisition”).

The Acquisition will be effected by means of a scheme of arrangement (the “Scheme”) under Section 201 of the Irish Companies Act 1963 (the “Companies Act”), pursuant to which SSI Investments will acquire all of the outstanding securities of the Company not already owned by the Investor Group from Company shareholders or American Depositary Share (“ADS”) holders for $10.80 in cash per ADS or ordinary share. As a result of these arrangements, the Company will become an indirect wholly-owned subsidiary of SSI Investments. The Scheme is subject to the conditions and the terms to be set forth in the Scheme Document to be delivered to the Company’s shareholders. To become effective, the Scheme requires, among other things, the approval at an Irish Court Meeting of a majority in number of the Company’s shareholders, present and voting either in person or by proxy, representing 75% or more in value of the Company’s shares held by the Company’s shareholders, as well as the approval by the Company’s shareholders of resolutions relating to the implementation of the Scheme at an Extraordinary General Meeting to be held directly after the Court Meeting. It is expected that the Acquisition and the Scheme will become effective prior to July 16, 2010. Assuming the necessary approvals are obtained and all conditions have been satisfied, the Acquisition will become effective upon delivery to the Registrar of Companies in Ireland of the court order of the Irish High Court sanctioning the Scheme. Upon the Acquisition becoming effective, it will be binding on all of the Company’s shareholders and ADS holders.

After announcing that it had reached an agreement on the terms of a recommended acquisition of the Company by SSI Investments, the Company made a $45.0 million voluntary prepayment of its long-term debt on February 25, 2010. The prepayment of debt was not contemplated by the Company as of January 31, 2010.

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

The final allocation of the total purchase price of NETg’s assets acquired and net tangible and identifiable intangible assets is as follows (in thousands):

Total
Current assets	$37,869
Deferred tax asset	10,194
Property and equipment	1,470
Goodwill	225,654
Amortizable intangible assets	43,050
Current liabilities*	(30,727)
Deferred revenue	(25,485)
Total	$262,025
____________
*      Includes exit costs of $12.5 million.

Intangible assets related to the NETg acquisition and their estimated useful lives consist of the following (in thousands):

Description	Ascribed Fair Value	Life	Accumulated Amortization as of January 31, 2010	Net Book Value as of January 31, 2010
Non-compete agreement	$6,900	2.5 years	$(6,900)	$-
Trademark/tradename	2,700	2 years	(2,700)	-
Developed software/courseware	9,950	1.5 years	(9,950)	-
Customer contractual relationships	1,000	1 year	(1,000)	-
Customer non-contractual relationships	22,500	4 years	(18,300)	4,200
	$43,050		$(38,850)	$4,200

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

Goodwill represents the excess of the purchase price over the net identifiable tangible and intangible assets acquired. The Company determined that the acquisition of NETg resulted in the recognition of goodwill primarily because the acquisition is expected to help SkillSoft reach critical mass and shorten its timeframe to approach its long term operating profitability objectives through incremental scalability and significant cost synergies. The goodwill recorded as a result of this acquisition is deductible for tax purposes.

Goodwill is subject to review for impairment annually and when there are any interim indicators of impairment. The Company performs its goodwill impairment tests as of November 1st each year.

The Company assumed certain liabilities in the acquisition including deferred revenue that was ascribed a fair value of $25.5 million using a cost-plus profit approach. The Company amortized deferred revenue over the average remaining term of the contracts, which reflects the estimated period to satisfy these customer obligations. In allocating the purchase price, the Company recorded an adjustment to reduce the carrying value of NETg’s deferred revenue by $22.2 million, which was fully amortized as of January 31, 2009.

In connection with the acquisition, the Company’s management approved and initiated plans to integrate NETg into its operations and to eliminate redundant facilities and headcount, reduce cost structure and better align operating expenses with existing economic conditions, business requirements and the Company’s operating model. The Company accrued for certain liabilities incurred directly related to the NETg acquisition and accounted for those in the allocation of the purchase price. The items accounted for primarily relate to severance related costs incurred in association with workforce reductions and totaled approximately $8.9 million for employee separation costs for approximately 360 employees. The Company also estimated a liability of $1.8 million representing the estimated fair value of abandoned lease obligations. The Company estimated a liability of $0.2 million and $0.5 million for NETg content re-branding and legal and outplacement services, respectively. All amounts accrued in relation to the NETg acquisition were paid as of January 31, 2009.

 (b) Targeted Learning Corporation

On February 9, 2007, the Company acquired the assets of Targeted Learning Corporation (TLC), an on-line video library business, for approximately $4.6 million in cash plus liabilities assumed of $0.8 million. The acquisition resulted in tangible assets acquired of approximately $1.0 million and an allocation of the purchase price to goodwill and identified intangible assets of $3.3 million and $0.9 million, respectively. The acquisition of TLC was accounted for as a business combination using the purchase method. Accordingly, the results of TLC have been included in the Company’s consolidated financial statements since the date of acquisition.

As part of the purchase price allocation, all intangible assets that were a part of the acquisition were identified and valued. It was determined that only contractual customer relationships, trade name and developed software had separately identifiable values.

Intangible assets related to the TLC acquisition and their estimated useful lives consist of the following (in thousands):

Description	Ascribed Fair Value	Life	Accumulated Amortization as of January 31, 2010		Net Book Value as of January 31, 2010
Trademark/tradename	$20	2 years	$(20)		$-
Developed software/courseware	510	4 years	(383)		127
Customer contractual relationships	330	3 years	(330)		-
	$860		$(733	)_	$127

Values and useful lives assigned to intangible assets were determined using management’s estimates. The Company concluded that the acquisition of TLC does not represent a material business combination and therefore no pro forma financial information has been provided herein.

Goodwill represents the excess of the purchase price over the net identifiable tangible and intangible assets acquired. The Company determined that the acquisition of TLC resulted in the recognition of goodwill primarily because the acquisition provided new offerings that fit the Company’s business model and can be effectively sold within the Company’s existing customer base. The goodwill recorded as a result of this acquisition is deductible for tax purposes.

The following table reflects supplemental cash flow investing activities related to the acquisitions of TLC and NETg (in thousands):

Business Acquisitions, Net of Cash Acquired:
Fair value of tangible assets acquired	$50,553
Liabilities assumed	(57,050)
Cost in excess of fair value (goodwill)	229,229
Fair value of acquired identifiable intangible assets	43,910
$266,642
Less cash acquired	(2,181)
Net cash paid for acquisitions*	$264,461

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

In connection with the NETg exit plan, the Company abandoned certain leased facilities resulting in a facilities consolidation liability of $1.8 million, which was paid as of January 31, 2009, consisting of lease termination costs, broker commissions and other facility costs. As part of the plan, two sites were vacated. The fair value of the lease termination costs was calculated with certain assumptions related to the Company’s estimated cost recovery efforts from subleasing vacated space, including (i) the time period over which the property will remain vacant, (ii) the sublease terms and (iii) the sublease rates.

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

In connection with the SmartForce exit plan, the Company abandoned or downsized certain leased facilities resulting in a facilities consolidation liability consisting of sublease losses, broker commissions and other facility costs. The net present value of the obligation under this exit plan, as adjusted, was approximately $15.3 million, of which $0.5 million remains. The Company anticipates that the remainder of the merger and exit accrual will be paid in fiscal 2011.

Activity in the Company’s merger and exit costs and long-term liabilities related to the NETg acquisition and the SmartForce Merger, was as follows (in thousands):

	Employee Severance and Related Costs	Closedown of Facilities	Other	Total
Merger and exit accrual January 31, 2008	$1,646	$3,224	$1,370	$6,240
Payments made during the year	(959)	(1,851)	(207)	(3,017)
Adjustment to provision for merger and exit costs in connection with the acquisition of NETg	212	(45)	(1,086)	(919)
Adjustment to provision for merger and exit costs in connection with the SmartForce merger	(899)	266	-	(633)
Merger and exit accrual January 31, 2009	$-	$1,594	$77	$1,671
Payments made during the year	-	(931)	11	(920)
Adjustment to provision for merger and exit costs in connection with the acquisition of NETg	-	(31)	-	(31)
Adjustment to provision for merger and exit costs in connection with the SmartForce merger	-	(118)	(88)	(206)
Merger and exit accrual January 31, 2010	$-	$514	$-	$514

Other merger accruals primarily include payments under operating equipment leases, content rebranding and legal costs.

The Company anticipates that the remainder of the merger and exit accrual will be paid out by October 2010.

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

As of January 31, 2010, the Company has not received any additional cash proceeds from the sale of Financial Campus. If the Company receives any future earnout payments they will be classified as gain from discontinued operations.

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

Activity in the Company’s restructuring accrual was as follows (in thousands):

	Employee Severance and Related Costs	Contractual Obligations	Total
Total restructuring accrual as of January 31, 2008	$-	$961	$961
Restructuring provision	1,523	-	1,523
Payments and write downs made during the year	(411)	(961)	(1,372)
Total restructuring accrual as of January 31, 2009	1,112	-	1,112
Restructuring provision	49	-	49
Payments and write downs made during the year	(1,161)	-	(1,161)
Total restructuring accrual as of January 31, 2010	$-	$-	$-

The net restructuring charges for the fiscal years ended January 31, 2008, 2009 and 2010 would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities (in thousands):

	Years Ended January 31,
	2008	2009	2010
Cost of revenues	$-	$138	$-
Research and development	-	645	-
Selling and marketing	34	535	49
General and administrative	-	205	-
Total	$34	$1,523	$49

(5)  Goodwill and Intangible Assets

Intangible assets are as follows (in thousands):

	January 31, 2009			January 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internally developed software/ courseware	$38,717	$38,462	$255	$38,717	$38,590	$127
Customer contracts	36,848	26,938	9,910	36,848	32,648	4,200
Non-compete agreement	6,900	4,830	2,070	6,900	6,900	-
Trademarks and trade names	2,725	2,388	337	2,725	2,725	-
Books 24X7 trademark	900	-	900	900	-	900
	$86,090	$72,618	$13,472	$86,090	$80,863	$5,227

Customer contracts are existing contracts that relate to underlying customer relationships pertaining to the services provided by the acquired company. The Company amortizes the fair value of customer contracts on an accelerated basis over their estimated useful lives ranging from 12 to 60 months with a weighted average estimated useful life of 51 months. Internally developed software/courseware relates to the Books24x7 platform, GoTrain Corp. content and platform, the SmartForce PLC content, the NETg content and costs incurred subsequent to technological feasibility and prior to general release for the development of SkillSoft Dialogue and SkillView were capitalized. Course content includes courses in both the business skills and information technology skills subject areas. All courseware is deployable via the Internet or corporate intranets. The Company amortizes internally developed or purchased software/courseware, including SkillSoft Dialogue and SkillView costs, over their estimated useful lives ranging from 18 to 48 months with a weighted average useful life of 39 months. The non-compete agreement relates to terms stated in the NETg acquisition agreement and has an estimated useful life of 30 months. Trademarks and trade names relate to those acquired under the NETg and TLC acquisitions and have estimated useful lives of 24 months. The weighted average useful life for all finite-lived intangible assets is 43 months.

Amortization expense related to the existing finite-lived intangible assets is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
2011	$3,711
2012	616
Total	$4,327

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

(7)  Income Taxes

Income from continuing operations before provision (benefit) for income taxes consists of the following (in thousands):

	Years Ended January 31,
	2008	2009	2010
Ireland	$6,236	$8,128	$64,540
United States	20,476	54,437	28,134
Rest of World	1,429	5,271	2,255
	$28,141	$67,836	$94,929

The provision (benefit) for income taxes consists of the following (in thousands):

	Years Ended January 31,
	2008	2009	2010
Current:
Ireland	$-	$-	$393
United States	2,966	4,884	8,343
Rest of World	580	1,323	(1,275)
	$3,546	$6,207	$7,461

Deferred:
Ireland	$-	$(5,095)	$7,611
United States	(35,206)	17,816	9,720
Rest of World	73	31	(1,231)
	$(35,133)	$12,752	$16,100
Tax provision	$(31,587)	$18,959	$23,561

Net deferred tax assets consist of the following (in thousands):

	January 31,
	2009	2010
Current:
Net operating loss carryforwards	$24,417	$17,874
Nondeductible expenses and reserves	1,395	1,095
Interest rate swap	632	-
Tax credits	-	6,279
Intangibles	-	3,654
	$26,444	$28,902

Non-current:
Net operating loss carryforwards	$56,132	31,808
Tax credits	3,932	-
Intangibles	12,596	13,383
Share based compensation	4,890	6,675
Nondeductible expenses and reserves	673	192
	$78,223	$52,058
Less - valuation allowance	-	(2,931)
	$78,223	$49,127

Total current and non-current	$104,667	$78,029

Deferred Taxes

The Company recognizes a net deferred tax asset for future benefit of tax loss and tax credit carryforwards to the extent that it is “more likely than not” that these assets will be realized. In evaluating the Company’s ability to recover these deferred tax assets, the Company considers all available positive and negative evidence, including its past operating results, the existence of cumulative income in the most recent years, changes in the business, its forecast of future taxable income and the availability of tax planning strategies. In determining future taxable income, the Company is responsible for assumptions utilized including the amount of pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Based on results of operations for the fiscal years ended January 31, 2008, 2009 and 2010 and anticipated future profit levels, the Company believes that a portion of its deferred tax asset related to U.S. state net operating loss (NOL) carryforwards will not be realized. Accordingly, in the fiscal year ended January 31, 2010, the Company recorded, through an increase to income tax expense, approximately $0.9 million of valuation allowance on U.S. state NOL carryforwards. In the fiscal year ended January 31, 2009, the Company reversed approximately $23.1 million of valuation allowance on Irish NOL carryforwards which will more likely than not be realized in future periods. As a result, in fiscal 2009, the Company recognized the benefits of (i) $40.4 million of net operating loss carryforwards attributed to the Company’s operations in Ireland, resulting in a reduction to the provision for income taxes of $5.1 million and (ii) $149.8 million of acquired Irish net operating loss carryforwards resulting in an $18.0 million reduction to goodwill.

As of January 31, 2010, the Company has recorded a deferred tax asset in the amount of $78.0 million comprised of $25.0 million of U.S. NOL carryforwards and $32.7 million of other U.S. related net deferred tax assets, $20.5 million of Irish NOL carryforwards and ($1.7) million of Irish deferred tax liabilities primarily related to intangibles; $0.3 million of tax timing differences in Canada and $1.2 million of NOL carryforwards in all other foreign tax filing jurisdictions. The Company’s deferred tax assets do not include $20.5 million of assets generated by the unrealized excess tax benefit attributable to stock options deductions.  These assets, when utilized, will be recorded as a reduction to additional paid-in capital.

The Company considers the excess of its financial reporting over its tax basis in its investment in foreign subsidiaries essentially permanent in duration and as such has not recognized a deferred tax liability related to this difference. The Company has determined that it is impractical to estimate this unrecognized deferred tax liability.

A reconciliation of the Irish statutory rate to the Company’s effective tax rate is as follows:

	January 31,
	2008	2009	2010
Income tax provision at Irish statutory rate	12.5%	12.5%	12.5%
Increase (decrease) in tax resulting from:
U.S. state tax provision, net of U.S. federal benefit	6.3	4.1	3.0
Foreign rate differential, primarily U.S.	16.8	17.3	6.2
Nondeductible items	2.8	1.7	3.3
Provision to return true-ups	-	-	(0.3)
Research and development credits	-	-	(0.7)
Other	0.6	0.5	(0.2)
Change in valuation allowance	(151.2)	(8.1)	1.0
Effective tax rate	(112.2)%	28.0%	24.8%

The Company recorded a tax benefit from continuing operations in fiscal 2008 of $31.6 million, primarily related to a deferred income tax benefit of $42.6 million associated with the Company’s change in valuation allowance. For the fiscal year ended January 31, 2009, the Company recorded a tax provision of $19.0 million, influenced by a deferred income tax benefit of $5.1 million associated with the Company’s change in valuation allowance. For the fiscal year ended January 31, 2010, the Company recorded a tax provision of $23.6 million.

As of January 31, 2010, the Company has $295.5 million and $6.3 million in net operating loss and tax credit carryforwards, respectively which are available to reduce future income taxes payments, if any. Approximately $170.9 million of these carryforwards are not subject to expiration while the remainder of $124.6 million, if not utilized, will expire at various dates through the year ending January 31, 2025.

Included in the consolidated carryforward totals, are $124.5 million of U.S. federal net operating loss carryforwards $167.2 million of Irish net operating loss carryforwards and $3.8 million of net operating loss carryforwards in all other foreign tax filing jurisdictions. These NOL carryforwards represent the gross carrying value of the operating loss carryforwards.

Tax credit carryforwards of $6.3 million relate to U.S. federal taxes.

Included in the $124.5 million of U.S. federal net operating carryforwards are $68.2 million of U.S. NOL carryforwards that relate to the Company’s operations and $56.3 million of NOL carryforwards resulting from excess tax benefits of stock option exercises. The Company will realize the benefit of the stock option losses through increases to shareholders’ equity in the periods in which the losses are utilized to reduce tax payments.

The Company completed several financings since its inception and has incurred ownership changes as defined under Section 382 of the Internal Revenue Code. The Company does not believe that the changes will have a material impact on its ability to use its net operating loss and tax credit carryforwards.

The Company had gross unrecognized tax benefits and related accrued interest and penalties of $5.1 million and $7.1 million at January 31, 2009 and January 31, 2010, respectively, all of which, if recognized, would affect the Company’s effective tax rate. The increase in unrecognized tax benefits, at January 31, 2010 as compared to January 31, 2009 primarily relate to tax uncertainties attributed to undistributed U.S. earnings. The Company anticipates that in the next twelve months the liability for unrecognized tax benefits for certain tax positions could decrease by as much as $0.7 million due to settlement with various tax authorities. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. The Company had $0.6 million accrued for interest and penalties at January 31, 2010. The total amount of interest and penalties recognized in the consolidated statement of income for the fiscal year ended January 31, 2009 and January 31, 2010 was $0.5 million and $0.2 million, respectively.

The following table sets forth a reconciliation of the beginning and ending amounts of unrecognized tax benefits (in thousands):

	January 31,
	2009	2010
Unrecognized tax benefits	$5,077	$4,350
Increases for tax positions taken during the current period	423	1,757
(Decrease)increases for tax positions taken during a prior period	(9)	858
Decrease related to settlements	(14)	(272)
Decreases resulting from the expiration of statute of limitations	(1,127)	(128)
Unrecognized tax benefits	$4,350	$6,565

In the normal course of business, the Company is subject to examination by taxing authorities in such major jurisdictions as Ireland, the United Kingdom, Germany, Australia, Canada and the United States. With few exceptions, the Company is no longer subject to U.S federal, state and local or non-U.S. income tax examinations for years before 2002 in these major jurisdictions.

(8)  Commitments and Contingencies

(a) Leases

The Company leases its facilities and certain equipment and furniture under operating lease agreements that expire at various dates through 2023. Included in the accompanying statements of income is rent expense for leased facilities and equipment of approximately $5.4 million, $4.6 million, and $4.5 million for the fiscal years ended January 31, 2008, 2009 and 2010, respectively. For operating leases that contain predetermined fixed escalations of the minimum rent, the Company recognizes the total related rent expense on a straight-line basis over its life, with a deferred asset or liability reported on the balance sheet for the difference between expense and cash paid.

None of the Company’s operating leases contain contingent rent provisions. The amortization period for all leasehold improvements is the lesser of the estimated useful life of the assets or the related lease term.

Future minimum lease payments under the operating lease agreements are approximately as follows (in thousands):

	Facilities	Other	Total
Fiscal year ended January 31:
2011	$3,617	$448	$4,065
2012	2,982	193	3,175
2013	2,701	46	2,747
2014	1,532	17	1,549
2015	230	-	230
	$11,062	$704	$11,766

 (b) Litigation

SEC Investigation

The Company had been the subject of a formal investigation by the United States Securities and Exchange Commission (SEC) into the events and circumstances giving rise to the 2003 restatement of SmartForce PLC’s accounts (the Restatement Investigation). On July 19, 2007, the SEC announced that three former officers and one former employee of SmartForce had settled SEC claims in connection with the Restatement Investigation. The SEC has informed the Company that the Restatement Investigation has been closed without any claim being brought against it.

In January 2007, the Boston District Office of the SEC informed the Company that it is the subject of an informal investigation concerning option granting practices at SmartForce for the period beginning April 12, 1996 through July 12, 2002 (the Option Granting Investigation). These grants were made prior to the September 6, 2002 merger with SmartForce PLC. The SEC has informed the Company that the Option Granting Investigation has been closed without any claim being brought against the Company.

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

(d) Guarantees

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

To date, the Company has not incurred any material costs as a result of such indemnifications or commitments and has not accrued any liabilities related to such obligations in the accompanying consolidated financial statements.

(9)  Shareholders’ Equity

(a)           ADS Repurchase Program

On April 8, 2008, the Company’s shareholders approved a program for the repurchase by the Company of up to an aggregate of 10,000,000 ADSs. On September 24, 2008, the Company’s shareholders approved an increase in the number of shares that may be repurchased under the program to 25,000,000 and an extension of the repurchase program, which ended on March 23, 2010. As of January 31, 2010, 9,643,037 shares remain available for repurchase, subject to certain limitations, under the shareholder approved repurchase program. The Company discontinued this repurchase program in January 2010.

During the fiscal year ended January 31, 2010, the Company repurchased a total of 4,259,648 shares for a total purchase price, including commissions, of $35.1 million. The Company retired 4,841,082 shares during the fiscal year ended January 31, 2010, including 830,802 shares repurchased in the prior fiscal year. As of January 31, 2010, 249,368 of the repurchased shares had not been retired or canceled and were held as treasury shares at cost. The Company subsequently retired these shares on February 4, 2010.

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

A total of 49,672,609 shares were authorized under these plans, of which 1,969,826 shares were available for grant from the 2002 Plan and the Outside Director Plan at January 31, 2010.

All stock option activity under the Plans for the fiscal year ended January 31, 2010 is as follows:

Share Options	Shares	Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 31, 2009	13,024,156	$0.14 - $42.88	$7.54	3.91	$16,075
Granted	160,000	0.15 - 10.48	8.11
Exercised	(464,882)	0.25 - 9.56	5.15
Forfeited	(62,917)	0.14 - 10.95	4.35
Expired	(667,419)	3.51 - 34.25	20.49
Outstanding, January 31, 2010	11,988,938	0.14 - 42.88	$6.93	3.17	$41,181
Exercisable, January 31, 2010	10,366,110	0.25 – 42.88	$7.12	3.05	$34,581
Vested and Expected to Vest, January 31, 2010 (1)	11,840,750		$6.96	3.16	$40,467
Exercisable, January 31 , 2009	9,982,162	$0.25 – $42.88	$8.02
__________

(1)
This represents the number of vested options as of January 31, 2010 plus the number of unvested options as of January 31, 2010 that are expected to vest as adjusted to reflect an estimated forfeiture rate of 15.4%. The Company recognizes expense incurred on a straight line basis. Due to the Company’s vesting schedule, expense is incurred on options that have not yet vested but which are expected to vest in a future period. The options for which expense has been incurred but have not yet vested are included above as options expected to vest.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the shares on January 31, 2010 of $9.75 and the exercise price of each in-the-money option outstanding) that would have been realized by the option holders had all option holders exercised their options on January 31, 2010.

The weighted average grant date fair value of options granted during the fiscal ended January 31, 2010 was $3.56 per share. The total intrinsic value of options exercised during the fiscal year ended January 31, 2009 and 2010 was approximately $21.8 million and $1.8 million, respectively.

The following table summarizes certain information relating to the outstanding and exercisable options as of January 31, 2010:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.14 - $ 3.99	883,711	2.48	$2.53	638,711	$3.44
$4.06	1,734,171	2.54	4.06	1,734,171	4.06
$4.07 - $ 5.99	1,107,337	3.35	5.69	970,867	5.70
$6.09 - $ 6.38	1,277,137	1.77	6.35	1,275,470	6.35
$6.41	4,647,556	3.84	6.41	3,547,554	6.41
$6.62 - $11.60	1,249,825	3.61	10.18	1,110,136	10.16
$12.10 - $34.00	1,085,201	2.86	15.42	1,085,201	15.42
$42.88	4,000	0.71	42.88	4,000	42.88
$0.14 - $42.88	11,988,938	3.17	$6.93	10,366,110	$7.12

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The estimated fair value of employee share options is amortized to expense using the straight-line method over the vesting period. The weighted average information and assumptions used for the grants were as follows:

	Year Ended January 31,
	2008	2009	2010
Risk-free interest rates	3.25-4.93%	1.39-2.93%	0.81-2.47%
Expected dividend yield	-	-	-
Volatility factor	60%	39-56%	40-73%
Expected lives	4 years	2.34-4.0 years	2-4.4 years
Weighted average fair value of options granted	$4.69	$4.97	$3.56
Weighted average remaining contractual life of options outstanding	4.76 years	3.91 years	3.17 years

The Company’s assumed dividend yield of zero is based on the fact that it has never paid cash dividends and has no present intention to pay cash dividends. The expected share-price volatility assumption used by the Company has been based on a blend of implied volatility in conjunction with calculations of the Company’s historical volatility determined over a period commensurate with the expected life of its option grants. The implied volatility is based on exchange traded options of the Company’s share. The Company believes that using a blended volatility assumption will result in the best estimate of expected volatility. The assumed risk-free interest rate is the U.S. Treasury security rate with a term equal to the expected life of the option. The assumed expected life is generally 4.4 years, which is based on company-specific historical experience. With regard to the estimate of the expected life, the Company considers the exercise behavior of past grants and the pattern of aggregate exercises. The Company looked at historical option grant cancellation and termination data in order to determine its assumption of forfeiture rate, which was 15.4% as of January 31, 2010.

On September 8, 2009, the post-termination exercise period was extended from three to twelve months on options granted to all members of the Board of Directors from the SkillSoft Public Limited Company 2001 Outside Director Option Plan. The modification resulted in additional stock compensation expense of $0.1 million in fiscal 2010.

As of January 31, 2010, there was $5.2 million of compensation expense related to non-vested share awards that is expected to be recognized over a period of 2.67 years and a weighted-average period of 0.94 years.

Excess tax benefits (expense) from the exercise of share options, classified as a cash flow from financing activities, were $0.4, $1.5 million and $(0.1) million in fiscal years ended January 31, 2008, 2009 and 2010, respectively.

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

(c) Employee Share Purchase Plan

The Company maintains an Employee Share Purchase Plan (the Purchase Plan) pursuant to which participants are generally granted options to purchase ordinary shares on the last business day of each six-month offering period ending each September 30 and March 31 at 85% of the market price of the ADSs on the first or last trading day of each offering period, whichever is less. The purchase price for such shares is paid through payroll deductions, and the current maximum allowable payroll deduction is 20% of each eligible employee’s eligible compensation. As of January 31, 2010, there were 867,231 shares available for future issuance under the Purchase Plan. The final offering period under the Purchase Plan will end on March 31, 2010.

For shares purchased under the 2004 Employee Share Purchase Plan (ESPP), the Company uses a Black-Scholes option-pricing model, with the following assumptions. In valuing the ESPP, the Company used an assumed risk-free interest rate of 4.20% — 5.10% for fiscal 2008, 1.51% — 1.64% for fiscal 2009 and 0.21% – 0.43% for fiscal 2010. The Company also used an expected volatility factor of 37% for fiscal 2008, 40% for fiscal 2009 and 70% for fiscal 2010, and an expected life of six months, with the assumption that dividends will not be paid. The Company recorded compensation expense of approximately $1.0 million, $0.9 million and $1.0 million in the years ended January 31, 2008, 2009 and 2010, respectively, related to the ESPP.

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

The revolving credit facility terminates on May 14, 2012, at which time all outstanding borrowings under the revolving credit facility are due. The Company may optionally prepay loans under the Credit Agreement at any time, without penalty. The loans are subject to mandatory prepayment in certain circumstances. The Credit Agreement contains customary representations and warranties as well as affirmative and negative covenants. Affirmative covenants include, among others, with respect to the Company and its subsidiaries, maintenance of existence, financial and other reporting, payment of obligations, maintenance of properties and insurance, maintenance of a credit rating, and interest rate protection. Negative covenants include, among others, with respect to the Company and its subsidiaries, limitations on incurrence or guarantees of indebtedness, limitations on liens, limitations on sale and lease-back transactions, limitations on investments, limitations on mergers, consolidations, asset sales and acquisitions, limitations on dividends, share redemptions and other restricted payments, limitations on affiliate transactions, limitations on hedging transactions, and limitations on capital expenditures. The Credit Agreement also includes a leverage ratio covenant and an interest coverage ratio covenant (the ratio of the Company’s consolidated earnings before income tax, depreciation and amortization (EBITDA) to its consolidated interest expense as calculated pursuant to the Credit Agreement).

Within the definitions of the Credit Agreement, a material adverse effect shall mean a material adverse condition or material adverse change in or materially and adversely affecting (a) the business, assets, liabilities, operations or financial condition of Holdings, the Borrower and the Subsidiaries, taken as a whole, or (b) the validity or enforceability of any of the Loan Documents or the rights and remedies of the Administrative Agent, the Collateral Agent or the Secured Parties thereunder. During the year ended January 31, 2010, no event, change or condition occurred that has caused, or could reasonably be expected to cause, a material adverse effect. As of January 31, 2010, the Company was in compliance with all other covenants under the Credit Agreement.

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

Amendment No. 1 also provides for an increase in the interest rate on the term loan outstanding under the Credit Agreement and the payment of additional fees to the Lenders upon execution of Amendment No. 1. Pursuant to Amendment No. 1, the term loan will bear interest at a rate per annum equal to, at the Company’s election, (i) a base rate (3.25% at January 31, 2010) plus a margin of 2.50% (increased from 1.75%) or (ii) adjusted LIBOR (0.25% at January 31, 2010) plus a margin of 3.50% (increased from 2.75%).

In connection with the Credit Agreement and Amendment No. 1, the Company incurred debt financing costs of $5.9 million and $0.3 million, respectively, which were capitalized and are being amortized as additional interest expense over the term of the loans using the effective-interest method. The Company paid approximately $10.3 million, $11.2 million and $4.7 million in interest during the fiscal years ended January 31, 2008, 2009 and 2010, respectively. The Company recorded $0.7 million, $1.2 million and $1.1 million of amortized interest expense related to the capitalized debt financing costs during the fiscal years ended January 31, 2008, 2009 and 2010, respectively. As of January 31, 2010, total unamortized debt financing costs of $1.0 and $2.1 million are recorded within prepaid expenses and other current assets and non-current other assets respectively based on scheduled future amortization.

The Company paid $1.0 million, $75.6 million and $39.0 million against the term amount during the fiscal years ended January 31, 2008, 2009 and 2010, respectively.

The Lenders required the Company to enter into an interest rate swap agreement for at least 50% of the term loan, or $100 million, as a means of reducing the Company’s interest rate exposure. Accordingly, the Company entered into an interest rate swap agreement with an initial notional amount of $160.0 million which amortized over a period consistent with the Company’s anticipated payment schedule. The interest rate swap agreement matured on December 31, 2009.

Future scheduled minimum payments under this credit facility are as follows (in thousands):

Total
2011 (1)	$865
2012	865
2013	865
2014	81,770
Total	$84,365
__________

(1)
After announcing that it had reached an agreement on the terms of a recommended acquisition of the Company by SSI Investments, the Company made a $45.0 million voluntary prepayment of its long-term debt on February 25, 2010.  The prepayment of debt was not contemplated by the Company as of January 31, 2010.

(11) Derivative Instruments and Hedging Agreements

The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages financial risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding as well as the use of a derivative financial instrument. Specifically, the Company entered into a derivative financial instrument to manage exposure related to a portion of the Company’s borrowings which bear variable floating rate interest. The Company’s derivative financial instrument was used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to a portion of the Company’s borrowings.

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

The Company assesses the effectiveness of each hedging relationship by using a regression analysis of the changes in fair value or cash flows of the derivative hedging instrument and the changes in fair value or cash flows of the designated hedged item or transaction. The effective portion of changes in the fair value of derivatives designated as and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the twelve months ended January 31, 2010, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on cash flow hedges was recognized during the year ended January 31, 2010.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The interest rate swap held by the Company matured on December 31, 2009. As of January 31, 2010, the Company had no interest rate derivatives that were designated as cash flow hedges of interest rate risk.

The following table summarizes the location of the fair value of the Company’s derivative instruments within the condensed consolidated balance sheets (in thousands):

	Balance Sheet Location	January 31, 2009	January 31, 2010
Liabilities:
Derivative instruments designated as a cash flow instruments:
Interest rate swap contracts	Accrued expenses	$1,581	$-

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statement of Income (in thousands):

	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from AOCI into Net Income	Location of Gain (Loss) Reclassified from AOCI into Net Income
January 31, 2010:
Interest rate swap contracts	$(132)	$(1,713)	Interest Expense
Total	$(132)	$(1,713)

(12)  Employee Benefit Plan

The Company has a 401(k) plan covering all US-based employees of the Company who have met certain eligibility requirements. Under the terms of the 401(k) plan, the employees may elect to make tax-deferred contributions to the 401(k) plan. In addition, the Company may match employee contributions, as determined by the Board of Directors of SkillSoft Corporation, and may make a discretionary contribution to the 401(k) plan. Under this plan, contributions of approximately $1.0 million, $1.0 million and $0.9 million were made for the fiscal years ended January 31, 2008, 2009 and 2010, respectively.

(13)  Disclosures About Segments of an Enterprise

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company’s chief operating decision makers are the Chief Executive Officer, Chief Financial Officer and the Chief Operating Officer. The Company views its operations and manages its business as one segment, providing multi-modal, on-demand e-learning and performance support solutions for global enterprises, government, education and small to medium-sized businesses.

Geographical Reporting

The Company attributes revenue to different geographical areas on the basis of the location of the customer.

Revenues by geographic area are as follows (in thousands):

	Year Ended January 31,
	2008	2009	2010
Revenue:
United States	$217,670	$243,967	$237,072

United Kingdom	33,082	44,681	36,918
Canada	11,090	12,646	12,523
Europe, excluding UK	3,538	7,056	8,950
Australia/New Zealand	12,640	14,019	12,959
Other (Countries less than 5% individually, by region)	3,203	6,125	6,546
All Foreign Locations	63,553	84,527	77,896
Total revenues	$281,223	$328,494	$314,968

Long-lived tangible assets at international locations are not significant for each of the three years presented.

(14)  Other Assets

Other assets in the accompanying consolidated balance sheets consist of the following (in thousands):

	Year Ended January 31,
	2009	2010
Debt financing cost - long term (See Note 10)	$3,211	$2,148
Deferred charge – long term	-	7,451
Other	149	236
Total other assets	$3,360	$9,835

 (15)  Accrued Expenses — Current

Accrued expenses in the accompanying consolidated balance sheets consist of the following (in thousands):

	Year Ended January 31,
	2009	2010
Professional fees	$4,237	$2,921
Sales tax payable/VAT payable	3,806	4,933
Accrued royalties	1,650	1,810
Interest rate swap liability	1,581	-
Accrued tax	854	1,082
Other accrued liabilities	11,632	12,353
Total accrued expenses	$23,760	$23,099

(16)  Other Long Term Liabilities

Other long term liabilities in the accompanying consolidated balance sheets consist of the following (in thousands):

	Year Ended January 31,
	2009	2010
Merger accrual - long term	$1,189	$-
Uncertain tax positions including interest and penalties - long term	1,714	4,152
Other	318	280
Total other long -term liabilities	$3,221	$4,432

(17)  Fair Value of Financial Instruments

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

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value as of January 31, 2010 (in thousands):

	January 31, 2010	Quoted Prices in Active Markets for Identical Assets – Level 1	Significant Other Observable Inputs – Level 2	Significant Unobservable Inputs – Level 3
Financial Assets:
Cash equivalents (1)	$361	$361	$-	$-
Available for sale securities (2)	$3,559	$1,909	$1,650	$-

(1) Consists of high-grade commercial paper and corporate debt securities with original and remaining maturities of less than 90 days.

(2) Consists of high-grade commercial paper, certificates of deposit and treasury bills with original maturities of 90 days or more and remaining maturities of less than 365 days.

(18)  Property and Equipment

Property and equipment consists of the following (in thousands):

	Year Ended January 31,
	2009	2010
Computer equipment	$43,399	$36,103
Furniture and fixtures	2,442	1,849
Leasehold improvements	1,791	1,479
Construction in process	-	249
	47,632	39,680
Less accumulated depreciation and amortization	(39,971)	(33,392)
	$7,661	$6,288

Depreciation and amortization expense related to property and equipment was $6.9 million, $5.3 million and $4.6 million for the years ended January 31, 2008, 2009 and 2010, respectively. Disposals of fully depreciated property and equipment assets were $0.2 million, $0.7 million and $11.6 million for the years ended January 31, 2008, 2009 and 2010, respectively.

(19)  Valuation & Qualifying Accounts

Allowance for Doubtful Accounts (amounts in thousands)

	Balance at Beginning of Period	Net provision added/(credited without utilization)	Write-offs	Balance at End of Period
Year ended January 31, 2008	$206	$242	$(2)	$446
Year ended January 31, 2009	$446	$25	$(80)	$391
Year ended January 31, 2010	$391	$85	$(107)	$369

Valuation Allowance on Deferred Tax Assets (amounts in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Goodwill	Write Down of Fully Valued Assets	Deductions	Balance at End of Period
Year ended January 31, 2008	$124,789	$16,592	$(54,471)	$-	$(57,553)	$29,357
Year ended January 31, 2009	29,357	489	(18,029)	(4,068)	(7,749)	-
Year ended January 31, 2010	-	2,931	-	-	-	2,931

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

(21)  Quarterly Statement of Operation Information

Quarterly Operating Results for Fiscal Years Ended January 31, 2010 and 2009 (unaudited)

The following table sets forth, for the periods indicated, certain financial data of SkillSoft PLC

	Q1 2010	Q2 2010	Q3 2010	Q4 2010
Revenues	$76,439	$78,926	$80,402	$79,201
Gross Profit	68,934	71,370	73,525	71,575
Income from continuing operations	18,779	17,171	19,630	15,788
Net income	$18,779	$17,171	$19,630	$15,788
Net income per share:
Basic net income per share	$0.19	$0.18	$0.21	$0.17

Diluted net income per share	$0.19	$0.17	$0.20	$0.16

	Q1 2009		Q2 2009	Q3 2009	Q4 2009
Revenues	$81,643		$83,332	$83,064	$80,455
Gross Profit	71,095		71,762	72,000	72,443
Income from continuing operations	7,166		10,815	12,066	18,829
Net income	$7,073		$12,882	$12,029	$18,804
Net income per share:
Basic net income per share - continuing operations	$0.07		$0.10	$0.12	$0.19
Basic net income per share - discontinued operations	0.00		0.02	0.00	0.00
	$0.07		$0.12	$0.12	$0.19
Diluted net income per share - continuing operations	$0.07		$0.10	$0.11	$0.18
Diluted net income per share - discontinued operations	0.00		0.02	0.00	0.00
	$0.06	†	$0.12	$0.11	$0.18
_______
†           Does not add due to rounding.

EXHIBIT INDEX

Exhibit No.	Title
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

Exhibit No.	Title
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

10.8**
 2001 Outside Director Option Plan, as amended (Incorporated by reference to Exhibit 10.2 to SkillSoft PLC’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2009 as filed with the Securities and Exchange Commission on September 9, 2009 (File No. 000-25674)).

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

10.11**
Employment Agreement dated June 10, 2002 between SkillSoft PLC and Charles E. Moran, as amended December 23, 2008 (Incorporated by reference to Exhibit 10.11 to SkillSoft PLC’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, as filed with the Securities and Exchange Commission on April 1, 2009 (File No. 000-25674)).

10.12**
Employment Agreement dated as of June 10, 2002 between SkillSoft PLC and Jerald A. Nine, Jr., as amended December 23, 2008. (Incorporated by reference to Exhibit 10.12 to SkillSoft PLC’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, as filed with the Securities and Exchange Commission on April 1, 2009 (File No. 000-25674)).

10.13
Registration Rights Agreement dated as of June 10, 2002 between SkillSoft PLC and Warburg Pincus Ventures, L.P. (Incorporated by reference to Exhibit 10.27 to SkillSoft PLC’s Amendment No. 1 to Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on July 30, 2002 (File No. 333-90872)).

10.14**
Employment Agreement dated January 12, 1998 between SkillSoft Corporation and Mark A. Townsend, as amended December 29, 2008. (Incorporated by reference to Exhibit 10.14 to SkillSoft PLC’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, as filed with the Securities and Exchange Commission on April 1, 2009 (File No. 000-25674)).

10.15**
Employment Agreement dated January 12, 1998 between SkillSoft Corporation and Thomas J. McDonald, as amended December 23, 2008. (Incorporated by reference to Exhibit 10.15 to SkillSoft PLC’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, as filed with the Securities and Exchange Commission on April 1, 2009 (File No. 000-25674)).

10.16**
Employment Agreement dated effective September 6, 2002 between SkillSoft PLC and Colm Darcy, as amended December 23, 2008. (Incorporated by reference to Exhibit 10.16 to SkillSoft PLC’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, as filed with the Securities and Exchange Commission on April 1, 2009 (File No. 000-25674)).

Exhibit No.	Title
10.17
Lease dated May 25, 2001, as amended between 1987 Tamposi Limited Partnership and SkillSoft Corporation (Incorporated by reference to Exhibit 10.15 to SkillSoft PLC’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006 as filed with the Securities and Exchange Commission on April 13, 2006 (File No. 000-25674)).

10.18**
Form of Indemnification Agreement by and between SkillSoft Corporation and its directors and officers dated as of March 2009. (Incorporated by reference to Exhibit 10.18 to SkillSoft PLC’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, as filed with the Securities and Exchange Commission on April 1, 2009 (File No. 000-25674)).

10.19
Lease agreement, dated June 9, 2004, as amended, by and between Hewlett-Packard Company and SkillSoft Corporation (Incorporated by reference to Exhibit 10.11 to SkillSoft PLC’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2009 as filed with the Securities and Exchange Commission on June 9, 2009 (File No. 000-25674)).

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

10.28
Summary of Fiscal 2010 Executive Cash Incentive Compensation Program (Incorporated by reference to Exhibit 99.1 to SkillSoft PLC’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 4, 2009 (File No. 000-25674)).

10.29
Transaction Agreement, dated February 12, 2010, between SkillSoft PLC and SSI Investments III Limited (Incorporated by reference to Exhibit 10.1 to SkillSoft PLC’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 12, 2010 (File No. 000-25674)).

10.30
Expenses Reimbursement Agreement, dated February 11, 2010, between SkillSoft PLC and SSI Investments III Limited (Incorporated by reference to Exhibit 10.2 to SkillSoft PLC’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 12, 2010 (Files No. 000-25674)).

21.1†	List of Significant Subsidiaries.
23.1†	Consent of Ernst & Young LLP

Exhibit No.	Title
31.1†	Certification of SkillSoft PLC’s Chief Executive Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2†	Certification of SkillSoft PLC’s Chief Financial Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
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