Form 10-K/A
period 2010-01-31
SKILLSOFT PUBLIC LIMITED CO
filed 2010-05-28
CIK 940181

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐     No ☑

The approximate aggregate market value of voting shares held by non-affiliates of the registrant as of July 31, 2009 was $816,030,064.

On May 27, 2010, the registrant had outstanding 95,799,634 ordinary shares.

DOCUMENTS INCORPORATED BY REFERENCE
None.
EXPLANATORY NOTE
This Annual Report on Form 10-K/A is being filed as Amendment No. 1 to the Annual Report on Form 10-K of SkillSoft Public Limited Company (the “Registrant” or the “Company”) filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2010, for the purpose of amending the following: Items 10, 11, 12, 13, 14 and 15.

SKILLSOFT PUBLIC LIMITED COMPANY
FORM 10-K/A

TABLE OF CONTENTS

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The following is a list of our directors and certain information, as of April 30, 2010, about their background.

Charles E. Moran, age 55, was appointed Chairman of the Board of Directors in November 2006 and has served as a director and has held the position of President and Chief Executive Officer since our merger with SkillSoft Corporation in September 2002. Mr. Moran is a founder of SkillSoft Corporation and served as its Chairman of the Board, President and Chief Executive Officer from January 1998 until September 2002. Mr. Moran is also a director of Higher One. Mr. Moran’s leadership, executive, managerial, business and technology company experience, along with his 12 years with us and 15 years in the e-learning industry, qualify him to serve as a director.

P. Howard Edelstein, age 55, has served as a director since our merger with SkillSoft Corporation in September 2002. Mr. Edelstein served as Chief Executive Officer of NYFIX, Inc., a provider of innovative solutions that optimize trading efficiency, from September 2006 to December 2009. Prior to joining NYFIX, Inc., Mr. Edelstein served as an Entrepreneur in Residence with Warburg Pincus LLC from January 2006 to September 2006. Mr. Edelstein served as President and Chief Executive Officer of Radianz, an Internet Protocol-based networking company for the global financial services industry, from July 2003 to January 2006. Mr. Edelstein is also a director of Alacra, Ness Technologies, Inc., and NYFIX, Inc. In the last five years, Mr. Edelstein has served on the Board of Directors of each of the following public companies:  Ness Technologies, Inc., PalmSource and NYFIX, Inc. Mr. Edelstein’s executive, managerial, leadership, global business and technology company experience qualify him to serve as a director.

James S. Krzywicki, age 58, has served as a director since October 1998. Since January 2010, Mr. Krzywicki has served as Chief Executive Officer of Screendragon Limited, a provider of collaboration and knowledge management solutions. Prior to joining Screendragon, Mr. Krzywicki served as President and Chief Operating Officer of The Open Learning Exchange, a social benefit organization dedicated to advancing worldwide education, from January 2008 until January 2010. Mr. Krzywicki was the President and Chief Executive officer of Treeno Software (formerly Docutron Systems), a provider of web-based document management software solutions that work in small business environments and connect with enterprise objectives, from April 2004 to December 2007. Mr. Krzywicki was Vice President, Channel Services for Parametric Technology Corporation, a provider of software solutions for manufacturers for product development and improvement, from April 2003 to April 2004. Mr. Krzywicki’s executive, managerial, leadership, business and technology company experience qualify him to serve as a director.

William F. Meagher, Jr., age 71, has served as a director since March 2004. Mr. Meagher was the Managing Partner of the Boston Office of Arthur Andersen LLP (“Andersen”) from 1982 until 1995, and spent a total of 38 years with Andersen. Mr. Meagher was a member of the American Institute of Certified Public Accountants and the Massachusetts Society of Certified Public Accountants. Mr. Meagher is a trustee of Living Care Villages of Massachusetts, Inc. d/b/a North Hill, the Dana Farber Cancer Institute and the Greater Boston YMCA. Mr. Meagher is also a director of Mac-Gray Corporation. In the last five years, Mr. Meagher has served on the Board of Directors of each of the following public companies: Dover Saddlery and Mac-Gray Corporation. Mr. Meagher’s 38 years of public accounting experience and his leadership, business and financial experience qualify him to serve as a director.

Ferdinand von Prondzynski, age 55, has served as a director since November 2001. Dr. von Prondzynski has been the President of Dublin City University (DCU), one of Ireland’s leading higher education institutions, since July 2000. From January 1991 to July 2000, Dr. von Prondzynski served as Professor of Law and Dean of the Faculty of Social Services, the University of Hull, UK. Dr. von Prondzynski is a member of Ireland's National Competitiveness Council. Dr. von Prondzynski is also a director of Knockdrin Estates Ltd. and several private companies. Dr. von Prondzynski’s leadership role at DCU and his financial and business experience qualify him to serve as a director.

William J. Boyce, age 62, has served as a director since March 2009.  Mr. Boyce was a founding partner of Highland Capital Partners, a venture capital firm, where he was responsible for that firm’s investments in telecommunication and telecommunication software companies. In 1993, Mr. Boyce retired from Highland and has been an active private investor since that time.  Prior to founding Highland, Mr. Boyce was an early investor and cellular system operator through a joint venture with Continental Cablevision, and was one of the original board members of the Cellular Telephone Industry Association (CTIA), helping establish and shape the cellular telephone industry.  Mr. Boyce also served as Vice President and a corporate officer of Affiliated Publications, Inc., where he was responsible for that company’s initial investment in McCaw Communications. Mr. Boyce's vision and wide-ranging business experience qualify him to serve as a director.

Executive Officers

The following is a list of our executive officers and certain information, as of April 30, 2010, about their background. Mr. Moran’s background is included in the “Directors” section above.

Name	Age	Position
Charles E. Moran	55	President and Chief Executive Officer
Thomas J. McDonald	60	Chief Financial Officer, Executive Vice President and Secretary
Jerald A. Nine, Jr.	52	Chief Operating Officer
Mark A. Townsend	57	Executive Vice President, Technology
Colm M. Darcy	46	Executive Vice President, Content Development
Anthony P. Amato	45	Vice President, Finance and Chief Accounting Officer

Thomas J. McDonald, age 60, has served as our Chief Financial Officer and Executive Vice President since our merger with SkillSoft Corporation in September 2002. Mr. McDonald also served as our Assistant Secretary from September 2002 until April 2010, and has served as our Secretary since April 2010. Mr. McDonald is a founder of SkillSoft Corporation and served as its Chief Financial Officer, Vice President, Operations, Treasurer and Secretary from February 1998 until our merger with SkillSoft Corporation in September 2002.

Jerald A. Nine, Jr., age 52, has served as our Chief Operating Officer since February 2004. Mr. Nine served as Executive Vice President, Global Sales & Marketing and General Manager, Content Solutions Division from our merger with SkillSoft Corporation in September 2002 to February 2004. Mr. Nine is a founder of SkillSoft Corporation and served as its Executive Vice President, Sales and Marketing and General Manager, Books Division from December 2001 to February 2004 and as its Vice President, Worldwide Sales and Marketing from April 1998 to December 2001.

Mark A. Townsend, age 57, has served as our Executive Vice President, Technology since our merger with SkillSoft Corporation in September 2002. Mr. Townsend is a founder of SkillSoft Corporation and served as its Vice President, Product Development from January 1998 until our merger with SkillSoft Corporation in September 2002.

Colm M. Darcy, age 46, has served as our Executive Vice President, Content Development since our merger with SkillSoft Corporation in September 2002. From April 2002 to September 2002, Mr. Darcy served as our Executive Vice President, Research and Development and from January 2002 to April 2002, Mr. Darcy served as Vice President of Solutions Management. Mr. Darcy also held various positions with SkillSoft from 1995 to January 2002, most recently as Vice President, Strategic Alliances. Prior to joining SkillSoft, Mr. Darcy held positions in Finance, Human Resources, Training and Information Technology in the Republic of Ireland’s Department of Health and Child Welfare.

Anthony P. Amato, age 45, has served as our Vice President, Finance and Chief Accounting Officer since August 2006. From May 2005 until August 2006, Mr. Amato served as our Vice President of Finance Operations and Treasury. From May 2003 to May 2005, Mr. Amato served as our Director of International Finances/Corporate Treasurer. Prior to joining us, Mr. Amato served as the Director of Finance of CMGI, Inc., a provider of technology and e-commerce solutions, from May 2002 to December 2002. Mr. Amato also served as the Vice President of Finance of NaviSite, a provider of IT hosting, outsourcing and professional services, from October 2001 to May 2002.

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

Based solely on a review of copies of such filings by our directors and executive officers and 10% shareholders or written representations from certain of those persons, we believe that all filings required to be made by those persons during the fiscal year ended January 31, 2010 were timely made, except that Mr. Townsend filed one Form 4 late.

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

Audit Committee

The members of our Audit Committee are Messrs. Meagher (Chair) and Boyce and Dr. von Prondzynski. Stewart Gross served as a member of the Audit Committee until the completion of his term as a director on September 30, 2009.  Mr. Boyce was appointed a member of the Audit Committee on September 30, 2009. The board of directors has determined that Mr. Meagher is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. The board of directors has determined that all of the members of the Audit Committee are independent as defined under applicable NASDAQ rules and Rule 10A-3 under the Exchange Act.

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

To achieve those objectives, the compensation committee evaluates and implements our executive compensation program with the goal of setting compensation at levels the committee believes are competitive with those of other companies in our industry and similar industries that compete with us for executive talent. In addition, our executive compensation program ties a substantial portion of each executive’s overall compensation to our financial performance, as measured by metrics such as revenue, adjusted EBITDA, earnings per share and bookings, as well as to the achievement of strategic initiatives. We also provide a portion of our executive compensation in the form of share options that vest over time, which we believe helps to retain our executives and aligns their interests with those of our shareholders by allowing them to participate in the longer term success of our company as reflected in share price appreciation.

In making compensation decisions, the compensation committee regularly receives input from an independent compensation consulting firm engaged by the committee, Compensia. Compensia provides the committee with data on executive compensation paid by a peer group of publicly traded companies in the software, education and training industries. This peer group, which is periodically reviewed and updated by the committee as appropriate with the assistance of Compensia, consisted of companies the committee believes are generally comparable to our company in terms of size (based on revenue, market capitalization, profitability and/or number of employees) or industry and/or against which the committee believes we could compete for executive talent. The peer group used for purposes of presenting information to the committee at the beginning of fiscal 2010 was comprised of the following 23 companies: Aspen Technology, Blackbaud, Blackboard, Capella Education, Digital River, Informatica, K12, Lincoln Educational Services, Microstrategy, Morningstar, Nobel Learning Communities, Omniture, Quest Software, Taleo, Strayer Education, Tibco Software, The Advisory Board, Learning Tree International, Kenexa, The Corporate Executive Board, The Princeton Review, The Ultimate Software Group, and Websense. Compensia also provides the compensation committee with information on market trends and developments in executive compensation and ideas for structuring executive compensation arrangements. In addition to the benchmarking data related to the peer group, the committee considers data with respect to the amount of compensation paid to each executive officer by compensation element for the prior four-year period. This enables the committee to evaluate historical compensation changes, the amount of incentive compensation earned as a percentage of base pay, equity grant history and potential share ownership against historical company performance.

In addition to the data and advice provided by Compensia, the committee also considers input from our chief executive officer. That input is communicated to the committee at its request and at meetings of the committee, which our chief executive officer attends, and includes information with respect to the performance and contributions of other members of the executive management team. When asked by the committee, our chief executive officer provides recommendations with respect to financial and operational objectives in the executive incentive compensation program, and offers his view regarding the overall structure of the plans.

The compensation committee has established the following guidelines to assist it in making executive compensation decisions. These guidelines are expressed, for a particular element of compensation, as the target percentile of the range of that compensation element paid to similarly situated executives of the companies in our benchmarking peer group. In fiscal 2010, the committee changed the guideline for total cash compensation upon achievement of company goals to the 75th percentile of our peer group from the 50th percentile. In making this change, the committee considered the peer group data provided by Compensia, the performance of the executive management team over an extended period of time and its desire to enhance the retentive value of the total cash compensation program.

In general, the committee targets our executive compensation program elements as follows:

•	base salaries are targeted at the 25th percentile of our peer group;
•	total cash compensation (base salary and target bonus) is targeted at the 75th percentile of our peer group; and
•	equity compensation is targeted at the 75th percentile of our peer group.

Variations to these targets may occur due to factors such as the experience levels of particular individuals, their performance, their importance within the organization and market factors. The committee believes that this approach (with a lower base salary) ties a more significant percentage of incentive compensation to company performance and provides market competitive pay to our executives in the short-term when performance merits it and above median compensation when long-term performance merits it.

Components of our Executive Compensation Program

The primary elements of our executive compensation program are:

•	base salary;
•	cash incentive bonuses;
•	share option awards;
•	employee benefits; and
•	severance benefits.

Base Salary

Base salary is used to compensate executives for the normal performance of their duties, in light of their experience, skills, knowledge and responsibilities. In establishing base salaries for our executive officers, the compensation committee considers data from our benchmarking peer group, as well as a variety of other factors, including any contractual commitments to that individual, the seniority of the individual, the level of the individual’s responsibility, our ability to replace the individual, and the base salary of the individual at his prior employment, if applicable. Each of our executive officers, other than Mr. Amato, has an employment agreement dating from either 1998 or 2002 that provides for a minimum annual base salary (see “Employment Agreements and Potential Termination Payments” below). With the exception of Mr. Darcy (whose base salary for fiscal 2010 was equal to the minimum base salary provided for in his employment agreement), the current base salaries of those executives are in excess of their minimum base salaries as provided for in their employment agreements, and those employment agreements are not a significant factor in the compensation committee’s base salary decisions.

Base salaries are reviewed at least annually by the compensation committee. In fiscal 2010, the committee did not adjust the base salaries of our executive officers.  The benchmarking data presented by Compensia and the committee’s assessment of the performance of the executive officers both indicated that an increase in the base salary of each of the named executive officers was warranted.  However, in light of the economic conditions prevailing in early fiscal 2010 and the general salary freezes implemented by management to control expenses, and at the recommendation of management, the committee decided not to increase the base salaries of our named executive officers, as defined below, for fiscal 2010.

Cash Incentive Bonuses

The compensation committee establishes an executive incentive compensation program on an annual basis. This program typically provides for quarterly and annual cash bonuses that are tied to achievement of company-specific objectives. The quarterly incentive cash bonuses are intended to compensate executives for achievement of quarterly company financial objectives. The annual cash incentive bonuses are generally intended to compensate executives for the achievement of corporate strategic and financial objectives. Each executive officer is assigned a target bonus under the incentive compensation program, with more senior executives typically having a higher target bonus as a percentage of his base salary. The target bonus is split evenly between quarterly and annual bonus opportunities. The financial targets generally conform to the financial metrics contained in the internal operating plan adopted by the board of directors at the beginning of each fiscal year. The compensation committee approves the objectives on which bonus payments are based, the allocation of the target bonus between the quarterly and annual components and among the various performance objectives, and the formula for determining potential bonus amounts based on achievement of those objectives using budgeted or plan objectives established at the beginning of the fiscal year.

The executive incentive compensation program for fiscal 2010 covered the five named executive officers. Each named executive officer was assigned a target bonus, with more senior executives typically having a higher target bonus as a percentage of his base salary. The amount of the target bonuses were set by the committee based on the benchmarking data provided by Compensia and the committee’s philosophy of setting total cash compensation (base salary and target bonus) at approximately the 75th percentile of the benchmarking peer group. The table below shows the target bonuses for the named executive officers, both as a percentage of annual base salary and in dollars, for fiscal 2010.

Name	As a Percentage of Base Salary	Target Amount

Charles E. Moran	198%	$736,300
Thomas J. McDonald	123%	$309,100
Jerald A. Nine, Jr.	130%	$367,400
Colm M. Darcy	105%	$210,900
Mark A. Townsend	105%	$210,900

For each named executive officer, 50% of his target bonus was allocated to quarterly bonus opportunities and 50% was allocated to annual bonus opportunities. The quarterly bonuses under the program were based on revenue (50% of quarterly target bonus) and adjusted EBITDA objectives (50% of quarterly target bonus); the annual bonuses were based on revenue objectives (20% of annual target bonus), adjusted EBITDA objectives (50% of annual target bonus), bookings objectives (20% of annual target bonus) and strategic objectives (10% of annual target bonus). For purposes of the incentive compensation program, adjusted EBITDA was defined as net income, plus (in the case of expense items) or minus (in the case of income or gain items) depreciation and amortization, amortization of intangible assets, stock-based compensation, restatement expenses, merger and integration related expenses, interest expense, interest income, other income/(expense), income/(loss) from discontinued operations, business realignment strategy feasibility expenses, and the provision or benefit from income taxes. These performance metrics were selected by the compensation committee because the committee believes these are the key operating metrics that are the basis for driving shareholder value.

The maximum bonus that could be earned, based on the quarterly and annual bonus metrics described above, was 150% of the target bonus and the minimum was 0%. For most performance metrics, three levels of targets were set, with 50% of the allocated target bonus payable if the first performance level (level 1) was attained, 100% of the allocated target bonus payable if the second performance level (level 2) was attained and 150% of the allocated target bonus payable if the third performance level (level 3) was attained.

In addition, in fiscal 2010 the committee included a new executive incentive compensation element based on our diluted earnings per share performance for fiscal 2010. If the annual diluted earnings per share target was achieved, the executive would receive a bonus equal to 50% of the total incentive compensation earned by that executive under the fiscal 2010 program based on the quarterly and annual bonus metrics described above.

When adopting the program for fiscal 2010, the compensation committee set the quarterly and annual targets for each category of performance objectives based on its internal operating plan.  The objectives included in the fiscal 2010 executive incentive compensation program were set at levels that were designed to be attainable if our business had what we consider to be a successful year, but were by no means certain or even probable of being attained.

The bonuses actually paid under the fiscal 2010 executive incentive compensation program, based on the quarterly and annual bonus metrics described above, were 150% of the executive’s target bonus. We attained level 3 performance with respect to all of the performance metrics in the program for the annual and first, second, third and fourth quarters of fiscal 2010. The following tables illustrate our performance as compared to the quarterly and annual adjusted EBITDA targets and the annual revenue target.

Performance Metric	Level 3 Target	Actual Result
Q1 Adjusted EBITDA	$26.0 million or higher	$32.7 million
Q1 Revenue	$77.5 million of higher(1)	$76.4 million
Q2 Adjusted EBITDA	$27.0 million or higher	$30.8 million
Q2 Revenue	$76.5 million or higher	$78.9 million
Q3 Adjusted EBITDA	$27.0 million or higher	$32.1 million
Q3 Revenue	$76.0 million or higher	$80.4 million
Q4 Adjusted EBITDA	$25.0 million or higher	$26.7 million
Q4 Revenue	$75.0 million or higher	$79.2 million
FY10 Adjusted EBITDA	$105.0 million or higher	$122.3 million
FY10 Revenue	$305.0 million or higher	$315.0 million

(1)
SkillSoft’s revenue targets were based on foreign exchange rates in effect at January 31, 2009. Revenue can be positively or negatively impacted due to changes in foreign exchange rates. Consequently, revenue results for purposes of determining the level of performance achieved was actual revenue, adjusted based on foreign exchange rates in effect at January 31, 2009.

We do not publicly disclose our bookings or bookings targets. We consider our actual and targeted bookings to be confidential information and we believe that disclosure of that information could be used by others in a manner that causes us competitive harm. The bookings objectives included in the fiscal 2010 executive incentive compensation program were set at levels that were designed to be attainable, but were by no means certain or even probable of being attained. For the strategic initiatives objective, the committee reviewed the initiatives undertaken by us in fiscal 2010 and determined that level 3 performance had been achieved.

The target for the new diluted earnings per share objective for fiscal 2010 was $0.61 or higher.  We achieved diluted earnings per share for fiscal 2010 of $0.72.  As a result, we paid each named executive officer an additional bonus of 50% of the bonus earned by that executive under the fiscal 2010 program based on the quarterly and annual bonus metrics described above, such that each named executive officer received a bonus equal to 225% of his target bonus.

In August 2009, the compensation committee determined that a one-time discretionary cash bonus should be paid to each of the named executive officers, in the amounts set forth in the table below.  These bonuses were intended to reward the named executive officers for our financial and operational performance during the first two quarters of fiscal 2010 significantly exceeding our internal targets with respect to a number of different metrics, and the successful implementation by the executives of cost-savings initiatives during the first two quarters of fiscal 2010.  These bonuses were in addition to the bonuses earned under our executive incentive compensation program for fiscal 2010.

Name	Amount
Charles E. Moran	$630,000
Jerald A. Nine, Jr.	$375,000
Thomas J. McDonald	$270,000
Colm M. Darcy	$112,500
Mark A. Townsend	$112,500

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

Late in fiscal 2007, the compensation committee approved significant option grants to our executives.  No share options or other equity awards were granted to our named executive officers in fiscal 2008, fiscal 2009 or fiscal 2010.

Our board of directors has adopted policies for option grants. One of the primary purposes of these policies is to establish procedures for option grants that minimize the opportunity — or the perception of the opportunity — for us to time the grant of options in a manner that takes advantage of any material nonpublic information. Among the matters covered by these policies are the following:

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

Employee Benefits and Other Compensation

We maintain broad-based benefits that are provided to all employees, including health and dental insurance, life and disability insurance and a 401(k) plan. Executives are eligible to participate in all of our employee benefit plans, in each case on the same basis as other employees. Under our 401(k) plan, we match 100% of the employees’ 401(k) contributions up to 3% of eligible compensation, subject to various limitations (including a limit of $2,400 per employee annually).

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

Tax Considerations

Section 162(m) of the Internal Revenue Code of 1986, as amended (referred to as the Code), generally disallows a tax deduction for compensation in excess of $1.0 million paid to our chief executive officer and our three other executive officers (other than our chief financial officer) whose compensation is required to be disclosed to our shareholders by reason of being among our most highly compensated officers. Qualifying performance-based compensation is not subject to the deduction limitation if specified requirements are met. We structure our share option awards to comply with exemptions in Section 162(m) so that the compensation remains tax deductible to us. We periodically review the potential consequences of Section 162(m) on the other components of our executive compensation program. We will structure arrangements to comply with the Section 162(m) exceptions where we believe it to be feasible. However, the compensation committee may, in its judgment, authorize compensation payments that do not comply with the exemptions in Section 162(m) when it believes that such payments are appropriate to attract and retain executive talent.

Section 409A of the Code applies to plans, agreements and arrangements that provide for the deferral of compensation, and imposes penalty taxes on employees and other service providers if those plans, agreements and arrangements do not comply with Section 409A.  We have structured our share option grants and our severance arrangements to be exempt from or comply with, Section 409A.

Executive Compensation

The following table sets forth the total compensation for the fiscal years ended January 31, 2008 (fiscal 2008), January 31, 2009 (fiscal 2009) and January 31, 2010 (fiscal 2010) for our principal executive officer, our principal financial officer and our other three most highly compensated executive officers who were serving as executive officers on January 31, 2010. We refer to these officers as our named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($) (1)	All Other Compensation ($) (2)	Total ($)

Charles E. Moran	2010	372,000	--	--	--	2,286,649	10,334	2,668,983
President & CEO	2009	372,000	--	--	--	590,806	10,334	973,140
	2008	335,146	--	--	--	653,901	10,334	999,381

Thomas J. McDonald	2010	252,000	--	--	--	965,465	54,865	1,272,330
CFO & Executive Vice President	2009	252,000	--	--	--	222,076	56,690	530,766
	2008	236,292	--	--	--	266,438	53,581	556,311

Jerald A. Nine, Jr.	2010	282,000	--	--	--	1,201,637	8,603	1,492,240
COO	2009	282,000	--	--	--	281,648	8,603	572,251
	2008	264,781	--	--	--	338,354	8,603	611,738

Mark A. Townsend	2010	200,000	--	--	--	587,019	7,026	794,045
Executive Vice President, Technology	2009	200,000	--	--	--	176,250	7,026	383,276
	2008	200,000	--	--	--	225,000	7,026	432,026

Colm M. Darcy	2010	200,000	--	--	--	587,019	7,026	794,045
Executive Vice President, Content Development	2009	200,000	--	--	--	176,250	7,026	383,276
	2008	200,000	--	--	--	225,000	5,495	430,495

(1)
The amounts in this column reflect cash bonus awards earned by our named executive officers for performance under our executive incentive compensation programs and a one-time discretionary cash bonus paid in August 2009. See “Compensation Discussion and Analysis — Components of our Executive Compensation Program — Cash Incentive Bonuses” above for a description of the fiscal 2010 program and these discretionary cash bonuses.

(2)	All Other Compensation is comprised of the following:

Name	Fiscal Year	Personal Benefits ($) (a)	Life Insurance Premiums ($) (b)	Defined Contribution Plans ($) (c)	Vacation ($) (d)

Charles E. Moran	2010	--	780	2,400	7,154
	2009	--	780	2,400	7,154
	2008	--	780	2,400	7,154

Thomas J. McDonald	2010	46,839	780	2,400	4,846
	2009	48,664	780	2,400	4,846
	2008	45,555	780	2,400	4,846

Jerald A. Nine, Jr.	2010	--	780	2,400	5,423
	2009	--	780	2,400	5,423
	2008	--	780	2,400	5,423

Mark A. Townsend	2010	--	780	2,400	3,846
	2009	--	780	2,400	3,846
	2008	--	780	2,400	3,846

Colm M. Darcy	2010	--	780	2,400	3,846
	2009	--	780	2,400	3,846
	2008	--	780	2,400	2,315

(a)
The personal benefits for Thomas J. McDonald include $9,000, $9,000 and $9,840 for use of an apartment leased by us for fiscal 2008, 2009 and 2010, respectively, $4,920, $4,500 and $4,044 for use of a company-leased vehicle for fiscal 2008, 2009 and 2010, respectively, $19,586, $17,426 and $20,566 for personal travel for fiscal 2008, 2009 and 2010, respectively, and $12,049, $17,738 and $12,389 for reimbursement of tax obligations related to such personal benefits for fiscal 2008, 2009 and 2010, respectively.

(b)	Represents premiums paid by us for life insurance for which the named executive officer is the named beneficiary.
(c)	Reflects amounts paid by us pursuant to our 401(k) matching program, with limits of $100 per pay period, up to a maximum of $2,400 per year.
(d)	Includes amounts paid in fiscal 2008, 2009 and 2010 as accrued and unused vacation time per our policy.

The following table sets forth information concerning each grant of an award made to a named executive officer during fiscal 2010 under a non-equity incentive plan. We did not make any equity awards to our named executive officers during fiscal 2010.

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2010

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Grant Date	Threshold ($) (2)	Target ($) (3)	Maximum ($) (4)

Charles E. Moran	5/29/09	349,743	736,300	1,656,675

Thomas J. McDonald	5/29/09	146,823	309,100	695,475

Jerald A. Nine, Jr.	5/29/09	174,515	367,400	826,650

Mark A. Townsend	5/29/09	100,178	210,900	474,525

Colm M. Darcy	5/29/09	100,178	210,900	474,525

(1)
Reflects the threshold, target and maximum cash award amounts under our fiscal 2010 executive incentive compensation program. The amounts actually paid to the named executive officers under our fiscal 2010 executive incentive compensation program are shown above in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

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

Information Relating to Equity Awards and Holdings

The following table sets forth information concerning outstanding share options and equity incentive plan awards for each of the named executive officers as of January 31, 2010. The named executive officers do not hold any restricted shares.

OUTSTANDING EQUITY AWARDS AT 2010 FISCAL YEAR-END

	Option Awards (5)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date (5)

Charles E. Moran	710,219	(1)				6.36	9/27/2011
	244,438	(2)				4.06	8/16/2012
	1,541,666	(3)	458,334	(3)		6.41	12/5/2013

Thomas J. McDonald	206,739	(1)				6.36	9/27/2011
	631,959	(2)				4.06	8/16/2012
	616,666	(3)	183,334	(3)		6.41	12/5/2013

Jerald A. Nine, Jr.	78,359	(1)				6.36	9/27/2011
	925,000	(3)	275,000	(3)		6.41	12/5/2013

Mark A. Townsend	24,904	(1)				6.36	9/27/2011
	595,986	(2)				4.06	8/16/2012
	308,333	(3)	91,667	(3)		6.41	12/5/2013

Colm M. Darcy	155,889	(3)	91,667	(3)		6.41	12/5/2013
	50,000	(4)				19.06	4/5/2011

(1)
These options were granted on September 27, 2001. The options vested as to 1/48th of the shares subject to the option at the end of each successive one month period following the grant date over 48 months. In addition, the shares subject to this option were allocated as incentive stock options to the extent permissible under the Internal Revenue Code.

(2)
These options were granted on August 16, 2002. The options vested as to 25% of the shares subject to the option on August 16, 2003 and 1/48th of the shares subject to the option at the end of each one month period following the first anniversary of the grant date over the remaining 36 months. In addition, the shares subject to this option were allocated as incentive stock options to the extent permissible under the Code.

(3)
These options were granted on December 5, 2006. The options vested as to 25% of the shares subject to the option on December 5, 2007 and 1/48th of the shares subject to the option at the end of each one month period following the first anniversary of the grant date over the remaining 36 months.

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

The following table sets forth information concerning the exercise of stock options during the fiscal year ended January 31, 2010 for each of our named executive officers. No restricted stock vested during the fiscal year ended January 31, 2010.

OPTION EXERCISES AND STOCK VESTED IN FISCAL YEAR 2010

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (1) ($)

Charles E. Moran	-	-
Thomas J. McDonald	-	-
Jerald A. Nine, Jr.	3,500	11,200
Mark A. Townsend	-	-
Colm M. Darcy	50,000	113,415
_____________

(1)	The value realized on exercise is calculated as the difference between the actual sales price of the shares underlying the options exercised and the applicable exercise price of those options.

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

Colm M. Darcy’s Employment Agreement. In connection with our merger with SkillSoft Corporation, we entered into an employment agreement, effective on September 6, 2002, the date of completion of the merger, with Mr. Darcy, to employ him as our Executive Vice President, Content Development. Mr. Darcy’s employment agreement provides that he will be paid a base salary of $200,000 per year to be reviewed for increases at least annually by the Board of Directors and that his participation in SkillSoft’s benefit plans shall be at SkillSoft’s expense. Mr. Darcy’s current base salary is $200,000. Pursuant to the employment agreement, on September 6, 2002, we granted Mr. Darcy an option to purchase an aggregate of 50,000 shares at an exercise price of $4.25 per share. The option grant vested as to 25% of the shares on September 6, 2003 and vests thereafter in 48 equal monthly installments on each monthly anniversary of the date of the grant. Mr. Darcy will also be reimbursed for certain supplemental travel expenses for him and his wife. In addition, Mr. Darcy will be entitled to receive relocation expense reimbursement in the event Mr. Darcy either relocates to Ireland at our request or returns there within three months after his employment is terminated without cause or if he resigns with good reason, each as defined in his employment agreement. Mr. Darcy’s employment is at-will, but if his employment is terminated without cause or if he resigns with good reason, he will be entitled to receive a payment equal to the sum of $75,000 plus his base salary for a period of six months after the date of termination. In addition, if Mr. Darcy is terminated without cause or if he resigns with good reason, he may elect to continue vesting of the options granted to him for a period of six months after the date of termination, if he agrees to be bound by the nonsolicitation and noncompete provisions contained in his employment agreement. The employment agreement also includes a covenant not to solicit employees and a covenant not to compete for a period extending until the later of six months after the termination of his employment and September 6, 2006, if Mr. Darcy’s termination is voluntary (other than for good reason) or we terminate him for cause.

The table below shows the benefits potentially payable to each of our named executive officers if he were terminated without cause or resigned for good reason, or in the case of Messrs. McDonald and Townsend, if he were terminated for any reason or resigned for good cause. These amounts are calculated on the assumption that the employment termination took place on January 31, 2010.

	Severance Payments
Name	Base Salary ($)	Target Bonus ($)	Extended Vesting of Options (1) ($)	Benefits ($)	Total ($)

Charles E. Moran	372,000	1,104,450	1,353,612	--	2,830,062

Thomas J. McDonald	126,000		319,710	3,752	449,462

Jerald A. Nine, Jr.	282,000	551,100	812,167	--	1,645,267

Mark A. Townsend	100,000		159,855	9,943	269,738

Colm M. Darcy	175,000		159,855	--	334,855

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

We currently have five Outside Directors, each of whom is eligible for cash remuneration as described above: P. Howard Edelstein, James S. Krzywicki, William F. Meagher, Jr., Dr. Ferdinand von Prondzynski and William J. Boyce. Mr. Meagher is the chair of the Audit Committee, Mr. Krzywicki is the chair of the Compensation Committee and Mr. Boyce is the chair of the Nominating and Corporate Governance Committee.

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

All options granted under the Director Plan have a term of ten years and an exercise price equal to the fair market value of the ordinary shares on the date of grant. The Initial Grant becomes exercisable as to one-third of the shares subject to the option on each of the first three anniversaries of the date of grant, provided the Outside Director remains a director on such dates. The Annual Grant becomes fully exercisable on the first anniversary of the date of grant, provided the Outside Director remains a director on such date. Upon exercise of an option, the Outside Director may elect to receive his ordinary shares in the form of ADSs. After termination as an Outside Director, their options will remain exercisable for 12 months. However, an option may never be exercised later than the expiration of its ten-year term. An Outside Director may not transfer options granted under the Director Plan other than by will or the laws of descent and distribution. Only the Outside Director may exercise the option during his lifetime. In the event of a merger of SkillSoft with or into another corporation or a sale of substantially all of SkillSoft’s assets, the successor corporation may assume, or substitute a new option in place of, each option. If such assumption or substitution occurs, the options will continue to be exercisable according to the same terms as before the merger or sale of assets. Following such assumption or substitution, if an Outside Director is terminated other than by voluntary resignation, the option will become fully exercisable and generally will remain exercisable for a period of three months. If the outstanding options are not assumed or substituted for, the Board of Directors will notify each Outside Director that he has the right to exercise the option as to all shares subject to the option for a period of 30 days following the date of the notice. The option will terminate upon the expiration of the 30-day period. Unless terminated sooner, the Director Plan will automatically terminate in 2011. The Board of Directors has the authority to amend, alter, suspend, or discontinue the Director Plan, but no such action may adversely affect any grant previously made under the Director Plan.

On January 1, 2010, Messrs. Meagher, Edelstein, Boyce and Krzywicki and Dr. von Prondzynski each were granted an option to purchase 20,000 ordinary shares at an exercise price of $10.48 per share. Each such option was in accordance with the terms of the Director Plan described above.

The following table sets forth information concerning the compensation of our Outside Directors for fiscal 2010.

OUTSIDE DIRECTOR COMPENSATION FOR FISCAL 2010

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
P. Howard Edelstein	$48,000	75,672	$123,672
Stewart K.P. Gross (2)	$55,000	75,672	$130,672
James S. Krzywicki	$52,500	75,672	$128,172
Ferdinand von Prondzynski	$48,000	75,672	$123,672
William F. Meagher, Jr.	$70,000	75,672	$145,672
William J. Boyce	$49,378	201,652	$251,030

(1)
The amounts in this column reflect the grant date fair value of stock options granted under our equity plans in fiscal 2010. The grant date fair value was determined by using the Black-Scholes option pricing model. There can be no assurance that these amounts will ever be realized. The assumptions we used to calculate these amounts are included in Note 9 to our audited financial statements for fiscal 2010, included in our Annual Report on Form 10-K for fiscal 2010 filed on March 25, 2010. As of January 31, 2010, each continuing Outside Director held options for the following number of shares: Mr. Edelstein: 125,000, Mr. Krzywicki: 115,000, Mr. Meagher: 115,000, Dr. von Prondzynski: 125,000 and Mr. Boyce: 70,000.

(2)	Mr. Gross retired by rotation and did not seek re-election to the Board of Directors at the 2009 Annual General Meeting of Shareholders held September 30, 2009.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee of our Board of Directors are Messrs. Krzywicki (Chair) and Boyce. Mr. Gross served as Chairman of the Compensation Committee until the completion of his term as a director on September 30, 2009.  Mr. Krzywicki was appointed to serve as Chairman following the completion of Mr. Gross’s term as a director. Mr. Boyce became a member of the Compensation Committee in April 2010. No executive officer of SkillSoft has served as a director or member of the compensation committee of any other entity whose executive officers served as a director or member of the Compensation Committee of SkillSoft. During fiscal 2010, no member of the Compensation Committee had any relationship with us requiring disclosure under Item 404 of Regulation S-K of the Exchange Act.

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

James S. Krzywicki
William J. Boyce

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of May 27, 2010, 100% of the Company’s shares were held by SSI Investments III Limited.  Our current directors and named executive officers do not hold any of the Company’s shares or options to purchase the Company's shares.

Equity Compensation Plan Information

The following table provides information about the ordinary shares authorized for issuance under our equity compensation plans as of January 31, 2010.

Plan Category (1)	(a) Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding options, Warrants and Rights ($)		(c) Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity compensation plans approved by security holders	5,969,265	(2)	8.49	(2)	2,837,057	(3)
Equity compensation plans not approved by security holders	2,215,669	(4)	10.00		--

	8,184,934		7.31		2,837,057

(1)
This table excludes an aggregate of 3,801,704 ordinary shares issuable upon exercise of options that we assumed in connection with our merger with SkillSoft Corporation. The weighted average exercise price of the excluded options is $6.12 per share. We assumed the SkillSoft Corporation 1998 and 2001 Stock Incentive Plans and the Books24x7.com, Inc. 1994 Stock Option Plan only insofar as they related to options outstanding under the plans at the time of the merger, and we may not grant any future options under any of those plans.

(2)	Excludes ordinary shares issuable under our 2004 Employee Stock Purchase Plan in connection with the current offering period; such ordinary shares are included in column (c).
(3)
Consists of 1,901,076 ordinary shares reserved for issuance under the 2002 Share Option Plan (the “2002 Plan”), 867,231 ordinary shares reserved for issuance under the 2004 Employee Share Purchase Plan and 68,750 ordinary shares reserved for issuance under the 2001 Outside Director Plan.

(4)	Consists of 2,215,669 ordinary shares subject to outstanding options under our 1996 Supplemental Stock Plan (the “1996 Plan”).

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

In addition to the transactions that are excluded by the instructions to the SEC’s related person transaction disclosure rule, the Board has determined that the following do not constitute a material direct or indirect interest on behalf of related persons and, therefore, are not related person transactions for purposes of this policy:

•
interests arising solely from the related person’s position as an executive officer of another entity (whether or not the person is also a director of such entity), that is a participant in the transaction, where (a) the related person owns in the aggregate less than a 5% equity interest in such entity, (b) the related person and his or her immediate family members are not involved in the negotiation of the terms of the transaction and do not receive any special benefits as a result of the transaction, (c) the amount involved in the transaction equals less than 1% of the annual consolidated gross revenues of the other entity that is a party to the transaction, or (d) the amount involved in the transaction equals less than 1% of SkillSoft’s annual consolidated gross revenues; and

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

Our Board has determined that none of Messrs. Boyce, Krzywicki and Meagher or Dr. von Prondzynski has a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as defined under Rule 5605(a)(2) of the NASDAQ Stock Market, Inc. Marketplace Rules and our Corporate Governance Guidelines.

Item 14. Principal Accountant Fees and Services; Auditors’ Fees

The following table summarizes the fees of Ernst & Young, our registered public accounting firm, billed to us for each of the last two fiscal years.

Fee Category	Fiscal Year Ended January 31, 2010	Fiscal Year Ended January 31, 2009

Audit Fees (1)	$1,567,000	$1,664,000
Audit-Related Fees (2)	$106,000	$20,000
Tax Fees (3)	$462,000	$1,780,000

Total Fees	$2,135,000	$3,464,000

(1)
Audit fees consist of fees for the audit of our financial statements, the audit of our internal control over financial reporting, the review of the interim financial statements in our quarterly reports on Form 10-Q, other professional services provided or accrued for in connection with statutory and regulatory filings or engagements for the fiscal years ended January 31, 2010 and January 31, 2009.

(2)
Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees.” These services relate to employee benefit plan audits and accounting consultation services performed in connection with due diligence reviews from potential buyers of the Company.

(3)
Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to preparation of original and amended tax returns and claims for refunds, accounted for $181,000 of the total tax fees billed in the fiscal year ended January 31, 2010 and $209,500 of the total tax fees billed in the fiscal year ended January 31, 2009. Tax advice and tax planning services relate to a transfer pricing analysis, tax advice, assistance with tax audits and appeals, tax advice related to mergers and acquisitions, employee benefit plans and requests for rulings or technical advice related to matters concerning various taxing authorities.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents Filed as a Part of our Annual Report on Form 10-K filed with the SEC on March 25, 2010:

1.	Financial Statements. The following documents are filed as Appendix B to our Annual Report on Form 10-K filed with the SEC on March 25, 2010 and are included as part of such report:

Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss
Consolidated Statements of Cash Flows
Notes to the Consolidated Financial Statements

2.
Financial Statement Schedules. All Financial Statement Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included in our Annual Report on Form 10-K filed with the SEC on March 25, 2009.

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

Date: May 28, 2010

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

3.2
Articles of Association of SkillSoft PLC as amended on July 6, 1995, April 28, 1998, January 26, 2000, July 10, 2001, September 6, 2002, November 19, 2002 and May 3, 2010 (Incorporated by reference to Exhibit 3.2 to SkillSoft PLC’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 26, 2010 (File No. 000-25674)).

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

10.31
First Amending Agreement to the Transaction Agreement, dated as of March 31, 2010, between SkillSoft PLC and SSI Investments III Limited (Incorporated by reference to Exhibit 10.1 to SkillSoft PLC’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 2, 2010 (File No. 000-25674)).

Exhibit No.	Title
10.32
Restated Expenses Reimbursement Agreement, dated as of March 31, 2010, between SkillSoft PLC and SSI Investments III Limited (Incorporated by reference to Exhibit 10.2 to SkillSoft PLC’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 2,2010 (File No. 000-25674)).

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